Form 10QSB
period 1996-03-31
AMERICAN GAMING & ENTERTAINMENT LTD /DE
filed 1996-05-15
CIK 851249

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 1996
                                        __________________

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ________________ to ________________

     Commission file number          0-19049
                                ________________



                     American Gaming & Entertainment, Ltd.
       _________________________________________________________________
       (Exact name of small business issuer as specified in its charter)



             Delaware                                     74-2504501
             ________                                     __________

        (State or other jurisdiction of        (IRS Employer Identification No.)
         incorporation or organization)

  Bayport One, Yacht Club Drive, Suite 300, West Atlantic City, New Jersey 08232
  ______________________________________________________________________________
                          (Address of principal executive offices)



                               (609)   272-7700
              __________________________________________________
                          (Issuer's telephone number)



                                Not Applicable
       _________________________________________________________________
        (Former name, former address and former fiscal year, if changed since last report)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ___     ___

          Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


              Class                     Outstanding at May 8, 1996
    ____________________________        __________________________

    Common Stock, $.01 par value        12,508,067 shares


                     AMERICAN GAMING & ENTERTAINMENT, LTD.
                          CONSOLIDATED BALANCE SHEETS



                                             March 31,      December 31,
                                                1996            1995
                                            (Unaudited)
                                            ___________     ____________

ASSETS
Current Assets
  Cash                                      $  503,000       $  487,000
  Prepaid expenses                             110,000           97,000
  Investments in gaming projects - deposit          -         1,027,000
  Inventories and other current assets         217,000           25,000
                                           ___________      ___________
Total current assets                           830,000        1,636,000

Casino barge and improvements, net of
  accumulated depreciation of $2,623,000-
  1996 and $2,384,000-1995                  13,889,000       14,128,000

Property and Equipment
  Furniture, fixtures and equipment            244,000          264,000
                                           ___________      ___________
                                               244,000          264,000

Accumulated depreciation                      (128,000)        (112,000)
                                           ___________      ___________
                                               116,000          152,000

Assets held for sale or lease
  Equipment under operating leases,
     net of accumulated depreciation of
     $1,470,000-1995                                 -          851,000
                                           ___________      ___________
                                                     -          851,000
                                           ___________      ___________

Investments in gaming projects               2,174,000        2,152,000
Deferred financing fees                      2,180,000        2,275,000
Other non-current assets                       915,000           41,000
                                           ___________      ___________
                                           $20,104,000      $21,235,000
                                           ===========      ===========

See Notes to Consolidated Financial Statements

                     AMERICAN GAMING & ENTERTAINMENT, LTD.
                          CONSOLIDATED BALANCE SHEETS


                                                  March 31,       December 31,
                                                     1996             1995
                                                 (Unaudited)
                                                 ___________      ____________

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Amounts due to related parties:
     Accrued interest                            $ 7,169,000      $ 6,036,000
     Dividends payable                               903,000          778,000
     Accrual for unutilized lease costs            4,144,000        4,463,000
     Current portion of long term debt            38,122,000       39,072,000
                                                 ___________      ___________
                                                  50,338,000       50,349,000

  Accounts payable                                   234,000          420,000
  Accrued payroll and related expenses                42,000           48,000
  Accrued expenses and other current
    liabilities                                    1,361,000        1,933,000
  Current portion of mortgage note payable            25,000           24,000
                                                 ___________      ___________
Total current liabilities                         52,000,000       52,774,000

Long term portion of estimated net liabilities
  for subsidiaries in bankruptcy                   2,250,000        2,250,000
Long term portion of mortgage note payable           119,000          126,000
                                                 ___________      ___________
                                                  54,369,000       55,150,000
                                                 ___________      ___________

Commitments and Contingencies

STOCKHOLDERS' DEFICIENCY
Preferred stock, 1,000,000 shares authorized:
    Series A preferred stock, par value $.01
       per share, 55,983 shares issued                 1,000            1,000
    Series C and D cumulative preferred stock,
       and Series E preferred stock, par value
       $.01 per share, 4,000 shares authorized
       and issued for each series                 12,385,000       12,102,000
    Common stock, par value $.01 per share;
       50,000,000 shares authorized -:
       12,532,102 shares issued and
       12,508,067 outstanding                        126,000          126,000
Additional paid-in capital                        46,554,000       46,963,000
Cost of shares held in treasury                      (25,000)         (25,000)
Deferred financing and commitment fees            (1,482,000)      (1,547,000)
Accumulated deficit                              (91,824,000)     (91,535,000)
                                                 ___________      ___________
                                                 (34,265,000)     (33,915,000)
                                                 ___________      ___________
                                                 $20,104,000      $21,235,000
                                                 ===========      ===========

See Notes to Consolidated Financial Statements

                     AMERICAN GAMING & ENTERTAINMENT, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                      Three months ended March 31,
                                                    _______________________________
                                                       1996                 1995
                                                    __________           __________

OPERATING ACTIVITIES
Net loss                                            $(289,000)           $(4,850,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                       410,000                608,000
  Amortization of deferred financing costs            160,000                159,000
  Stock option compensation expense                       -                   70,000
  Equity in losses of subsidiaries in bankruptcy          -                1,544,000
Changes in operating assets and liabilities, net
  of effect from business combination:
  Accounts receivable, inventories and other         (977,000)               938,000
    current assets
  Other non-current assets                             28,000                 58,000
  Accounts payable, accrued expenses and other
    current liabilities                               500,000                432,000
                                                    _________            ___________
         Net cash used in operating activities       (168,000)            (1,041,000)
                                                    _________            ___________

INVESTING ACTIVITIES
Proceeds from sale of keno operations                 500,000                    -
Capital expenditures                                      -                 (182,000)
Investments in gaming activities                    1,004,000               (588,000)
Amounts received under financing agreement             87,000                 35,000
                                                    _________            ___________
         Net cash provided by (used in) investing
           activities                               1,591,000               (735,000)
                                                    _________            ___________

FINANCING ACTIVITIES
Proceeds from notes payable and other
  long-term obligations                                   -                1,692,000
Interest payments on accrued interest                (132,000)                   -
Principal payments on notes payable                (1,275,000)                   -
Principal payments on capitalized leases                  -                  (12,000)
                                                   __________            ___________
         Net cash provided by (used in)
           financing activities                    (1,407,000)             1,680,000
                                                   __________            ___________

Increase (decrease) in cash                            16,000                (96,000)
Cash at beginning of quarter                          487,000              1,605,000
                                                   __________            ___________
Cash at end of quarter                             $  503,000            $ 1,509,000
                                                   ==========            ===========

See Notes to Consolidated Financial Statements

                     AMERICAN GAMING & ENTERTAINMENT LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                      Three months ended March 31,
                                                    _______________________________
                                                       1996                 1995
                                                    __________           __________

Consulting services and other revenues              $ 1,184,000          $   248,000
                                                    ___________          ___________

Costs and expenses
  Direct operating and cost of sales                     65,000               74,000
  Selling, general and administrative                   385,000              959,000
  Casino project development costs                      138,000              672,000
  Depreciation and amortization                         410,000              608,000
  Equity in losses of subsidiaries in bankruptcy            -              1,544,000
                                                    ___________          ___________

Total costs and expenses                                998,000            3,857,000
                                                    ___________          ___________

Operating Income/(Loss)                                 186,000           (3,609,000)
                                                    ___________          ___________

Other income (expense)
  Interest income                                         4,000               27,000
  Interest expense                                   (1,427,000)          (1,268,000)
  Net gain on sale of keno operations                   948,000                  -
                                                    ___________           __________
Total other income (expense)                           (475,000)          (1,241,000)
                                                    ___________           __________

Net Loss                                               (289,000)          (4,850,000)

Dividends and accretion on preferred stock              408,000              350,000
                                                    ___________           __________

Net Loss for Common Stockholders                    $  (697,000)         $(5,200,000)
                                                    ===========          ===========

Net Loss per Common Share                           $     (0.06)         $     (0.42)
                                                    ===========          ===========
Weighted average number of common
  shares outstanding                                 12,532,102           12,347,049
                                                    ===========          ===========

See Notes to Consolidated Financial Statements

AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

          The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. The consolidated interim financial statements include the accounts of American Gaming & Entertainment, Ltd. and its subsidiaries (the "Company"). The unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (including normal recurring accruals) and disclosures (including events occurring subsequent to March 31,
1996) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996. For further information, reference is also made to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

          The accompanying unaudited consolidated interim financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As further described in Note 2, the Company has sustained recurring operating losses since its inception. The Company has also had a history of insufficient liquidity and has been dependent upon its largest stockholder, Bennett Holdings, Inc. ("Bennett Holdings"), and certain related entities (The Bennett Funding Group, Inc. ("Bennett Funding") and Bennett Management and Development Corp. ("Bennett Management")) for both working capital and project relating financing. As a result, the Company's recurring losses, negative working capital, stockholders' deficiency, defaults under its debt agreements, uncertainties relating to the ability to consummate the liquidation of certain of its subsidiaries (see Notes 2 and 3) and uncertainties relating to the bankruptcy of, and charges relating to, Bennett Funding and Bennett Management (see Note 7) raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans concerning these matters are discussed in Note 2. The accompanying unaudited consolidated interim financial statements do not include any additional adjustments that might result from the outcome of these uncertainties.

          As a result of the bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code (the "Code") involving two of the Company's wholly owned subsidiaries, AMGAM Associates, a Mississippi partnership ("AMGAM"), and American Gaming and Resorts of Mississippi, Inc., a Mississippi corporation ("AGRM"), and the expected imminent liquidation of these subsidiaries, the Company's control of these entities is likely to be temporary. In accordance with generally accepted accounting principles, the Company elected, effective beginning the year ended December 31, 1995, to deconsolidate AMGAM and AGRM and present the results of operations for AMGAM and AGRM on the equity basis of accounting as a single line item in the Consolidated Statement of Operations for financial reporting purposes.

          Certain reclassifications have been made to the 1995 amounts in order to conform to the classifications used in 1996.

NOTE 2:   LIQUIDITY AND CONTINUATION OF BUSINESS

          The Company has sustained recurring operating losses since its inception, including significant losses related to the Gold Shore Casino, as more fully set forth below. The Company also has had a history of insufficient liquidity and has been dependent upon Bennett Holdings, Bennett Funding and Bennett Management for both working capital and project related financing. However, as a result of the bankruptcy filings of Bennett Funding and Bennett Management and the filing by the U.S. Securities and Exchange Commission (the "Commission") of securities fraud charges against Bennett Funding and Bennett Management (see Note 7), the Company does not anticipate receiving any additional funds from the Bennett entities. As of March 31, 1996, the Company owes approximately $45,291,000 to Bennett Holdings (see Note 4), which amount includes approximately $1,886,000 under a 66-month operating lease between the Company and Bennett Management (the "SCS Lease") with respect to the "Sioux City Sue" riverboat vessel and its supporting barge (the "Vessels") which, as discussed below, Bennett Holdings has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Bennett Holdings.

          As more fully discussed below, in the bankruptcy proceeding before the United States Bankruptcy Court, Southern District of Mississippi (the "Bankruptcy Court") of AMGAM, the committee for unsecured creditors in the bankruptcy proceeding of AMGAM (the "AMGAM Committee") has filed an adversary complaint (the "Complaint") challenging the transfers of the ownership interests in the Gold Coast Casino barge (the "Gold Coast Barge") by AGRM and AMGAM to the Company and the transfer of the leasehold interest in the Gold Coast Barge by AMGAM to the Company as fraudulent transfers or voidable preferences under the Code, and seeking, among other things, that all rental payments from President Mississippi Charter Corporation ("PMCC") under an agreement (the "Charter Agreement") between the Company and PMCC whereby PMCC is leasing from the Company the Gold Coast Barge and certain related equipment including certain identified gaming equipment (collectively, the "Leased Assets") which the Company owns and on which the Company had previously operated the Gold Shore Casino, be deposited into an escrow account for the benefit of the creditors of AMGAM and AGRM (see Note 5).

          On April 29, 1996, a preliminary injunction (the "Preliminary Injunction"), which was agreed upon by the AMGAM Committee and the committee for unsecured creditors in the bankruptcy proceeding of AGRM (collectively with the AMGAM Committee, the "Committees") and the Company, was entered by the Bankruptcy Court (i) to require all rental payments from PMCC under the Charter Agreement, beginning with the May 1996 payment, be deposited into an escrow account for the benefit of the creditors of AMGAM and AGRM pending confirmation of a joint plan of liquidation and (ii) to allow a monthly payment from such escrow account to the Company in the amount of $304,000 for its monthly operating expenses. Such payments are the Company's only present significant source of net cash flow and liquidity. The Preliminary Injunction will remain in effect through the earlier of (i) confirmation of a plan of liquidation of the AMGAM and AGRM estates or (ii) August 1, 1996. If such a plan has not been confirmed by such time, the Preliminary Injunction will be reviewed by the Bankruptcy Court prior to August 1, 1996 to determine if cause exists to extend the term of the Preliminary Injunction.

          The Company, AMGAM, AGRM and the Committees are currently negotiating a proposed joint plan of liquidation (the "Plan"), more fully described below, pursuant to which the payments by PMCC under the Charter Agreement and with respect to certain slot machines acquired by PMCC from AMGAM formerly used in the operation of the Gold Shore Casino (collectively, the "PMCC Payments") would be deemed an asset of the bankruptcy estates of AMGAM and AGRM and the Company would receive a portion of such payments, if any. The portion of such payments, if any, to be received by the Company would be subject to the claim allowance process in the AMGAM and AGRM bankruptcies, pursuant to which all allowed claim amounts, including those of the Company, will be fixed for purposes of distributions under the Plan. There can be no assurance that the Plan as currently being discussed will be implemented or that the Company will receive any payments from the AMGAM or AGRM bankruptcy cases.

          If (i) the Company, AMGAM, AGRM and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM or any such plan is agreed upon but not approved by the creditors in the AMGAM and AGRM bankruptcy proceedings in accordance with the provisions of the Code or thereafter confirmed by the Bankruptcy Court and (ii) a motion filed by the AMGAM Committee with the Bankruptcy Court seeking the substantive consolidation of the AMGAM and AGRM bankruptcy proceedings (the "Motion"), resulting in a combination of the assets and liabilities of AMGAM and AGRM into one bankruptcy estate, is granted by the Bankruptcy Court and the AMGAM Committee prevails on the Complaint, the Company would not be able to meet its obligations as they come do. Additionally, if the Company and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM, resulting in the Court not extending the term of the Preliminary Injunction and not allowing payment to the Company for its monthly operating expenses from the rental payments from PMCC under the Charter Agreement, the Company, as of the end of the term of the Preliminary Injunction on August 1, 1996, would not be able to meet its obligations as they come do. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company. Even if the Plan is confirmed in the AMGAM and AGRM bankruptcies, and the Company receives all of the PMCC Payments, such payments would not be sufficient to satisfy the Company's currently anticipated operating needs and its obligations to Bennett Holdings and Bennett Management.

          As discussed below, the Company is seeking a termination of certain agreements (but excluding Bennett Holdings' assumption of the obligation related to a first preferred ship mortgage (the "Ship Mortgage") on the Gold Coast Barge of approximately $2,278,000, which assumption has been consummated) executed between the Company, Bennett Holdings and Bennett Management whereby the Company agreed to assign all its rights and interests in the Charter Agreement, including the rights to all rental payments thereunder from PMCC, and the Leased Assets to Bennett Holdings and Bennett Management, respectively, for cancellation of approximately $22,722,000 in debt due Bennett Holdings with respect to the Gold Shore Casino (the "Leased Asset Debt") and Bennett Holdings' assumption of the Ship Mortgage (collectively, the "Bennett Debt Exchange") and a restructuring of all other obligations due from the Company to Bennett Holdings because (i) if the rental payments under the Charter Agreement were required to be paid to Bennett Holdings, the Company would not be able to meet its obligations as they come due and (ii) the Company is otherwise unable to service the debt or repay the principal due to Bennett Holdings under all other such obligations.

          Bennett Holdings has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Bennett Holdings all of Bennett Management's rights and obligations under all agreements previously executed by and between the Company and Bennett Management including, without limitation, (i) agreements constituting the Bennett Debt Exchange, (ii) a security agreement whereby the Company granted to Bennett Management a security interest in all of the Company's accounts receivable and all bank accounts in the State of New Jersey to secure all obligations owing by the Company to Bennett Management and its affiliates and to obtain the agreement of Bennett Holdings to enter into the Bennett Debt Exchange (the "Security Agreement") and
(iii) the SCS Lease. However, the Company has not been provided with written evidence of such assignment and, as the result of the bankruptcy filing of Bennett Management, any such assignment might be challenged as a fraudulent transfer or voidable preference under the Code. There can be no assurance that such assignment was entered into between Bennett Holdings and Bennett Management or, if entered into, that it will not be voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management if any such assignment became effective within one year prior to the bankruptcy filing of Bennett Management.

          If Bennett Holdings and, to the extent an assignment to Bennett Holdings of Bennett Management's interest in the agreements constituting the Bennett Debt Exchange never took place or are voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management, Bennett Management agree to a termination of the Bennett Debt Exchange as of the respective dates of the agreements comprising the Bennett Debt Exchange (excluding Bennett Holdings' assumption of the Ship Mortgage) and agree to continue to let the Company utilize the payments from PMCC under the Charter Agreement (subject in all cases to the Preliminary Injunction), (i) the Company would recognize as revenue amounts previously recorded as indebtedness to Bennett Holdings arising out of the payments received by the Company from July 21, 1995, the scheduled effective date of the Bennett Debt Exchange (the "BDE Date"), through December 31, 1995 under the Charter Agreement (the "PMCC/Bennett Debt") as of the date of such termination and (ii) the Company would reverse interest expense on the PMCC/Bennett Debt recognized from the BDE Date through December 31, 1995. Based upon (i) a verbal understanding which the Company believes it has with Bennett Holdings to allow the Company to utilize and retain the PMCC payments under the Charter Agreement while the Company and Bennett Holdings have been negotiating the terms of a comprehensive restructuring and (ii) the course of conduct of Bennett Holdings since January 1, 1996, the Company has utilized, retained and recorded as revenues the PMCC payments under the Charter Agreement received by the Company since January 1, 1996. If the Company's understanding is determined to be incorrect or a restructuring of the Company's obligations to Bennett Holdings and, if necessary, Bennett Management is not consummated, the Company would (i) reverse as revenue the payments received from PMCC under the Charter Agreement since January 1, 1996, (ii) record such payments as additional PMCC/Bennett Debt and
(iii) record interest expense on such PMCC/Bennett Debt. There can be no assurance that Bennett Holdings or, if necessary, Bennett Management will agree to terminate the Bennett Debt Exchange or restructure all other obligations due from the Company to Bennett Holdings and, if applicable, Bennett Management or that the verbal understanding which the Company believes it has with Bennett Holdings to allow the Company to utilize and retain the PMCC payments under the Charter Agreement while the Company and Bennett Holdings have been negotiating a comprehensive restructuring is correct. Failure to obtain such termination or restructuring would have a material adverse effect on the Company and the Company would need to pursue a formal plan of reorganization or liquidation. Any action to be taken by Bennett Management in connection with terminating the Bennett Debt Exchange would probably require the approval of the bankruptcy court before which the Bennett Management bankruptcy proceeding is being heard.

          The Company is delinquent in the payment of interest due on its various obligations to Bennett Holdings totaling approximately $7,169,000 as of March 31, 1996 and is therefore in default with respect to such payments under the Company's various loan agreements with Bennett Holdings. If Bennett Holdings takes any action with respect to its rights and remedies in connection with such defaults, it would have a material adverse effect on the Company's business and financial condition and the Company would need to pursue a formal plan of reorganization or liquidation. The Company is also delinquent in the payment of rent totaling approximately $1,886,000 as of March 31, 1996 under the SCS Lease. Bennett Holdings has a security interest in certain assets of the Company including the Gold Coast Barge and therefore because of such defaults could foreclose on such assets in the amount of such defaults. Bennett Holdings or Bennett Management, to the extent an assignment to Bennett Holdings of Bennett Management's interest in the Security Agreement never took place or is voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management, has a security interest in all of the Company's accounts receivable and bank accounts located in the State of New Jersey and therefore because of such defaults could foreclose on such assets in the amount of such defaults. There can be no assurance that Bennett Holdings and, if necessary, Bennett Management will agree on and execute an agreement restructuring the Company's obligations to Bennett Holdings and, if applicable, Bennett Management. Additionally, any action required to be taken by Bennett Management would probably require the approval of the bankruptcy court before which the Bennett Management bankruptcy proceeding is being heard. Since the announcement of securities fraud charges against, and the filing of bankruptcy petitions by, certain Bennett entities (see Note 7), no substantive negotiations have been held with Bennett Holdings on any such restructuring. Even if the Plan is confirmed, and such a restructuring is consummated, there can be no assurance that the Company would receive payments pursuant to the Plan sufficient to satisfy the Company's currently anticipated operating needs and its obligations to Bennett Holdings and, if applicable, Bennett Management, as restructured.

          The Company has not experienced any success in raising debt or equity financing from sources independent of Bennett Holdings, Bennett Funding or Bennett Management and has no present commitments or other alternatives for such financing. Given the Company's historical operating losses and present liquidity position and the legal problems described below relating to certain Bennett entities (see Note 7) there can be no assurance that the Company will achieve any success in its attempt to raise additional equity, working capital or long-term project related financing.

          The Company's ability to continue in business is dependent upon its ability to (i) obtain Bennett Holdings' and, if necessary, Bennett Management's agreement to terminate the Bennett Debt Exchange (excluding Bennett Holdings' assumption of the Ship Mortgage) and restructure all other obligations due from the Company to Bennett Holdings and, if applicable, Bennett Management, (ii) consummate the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, and (iii) achieve levels of revenues necessary to support the Company's cost structure. The Company, in an effort to reduce its cost structure, has substantially decreased its number of employees and is seeking ways to reduce its overhead costs. Additionally, the Company has negotiated, and will continue to negotiate, voluntary payment agreements with its creditors. However, there can be no assurance the Company will be successful in obtaining Bennett Holdings' and, if necessary, Bennett Management's agreement to terminate the Bennett Debt Exchange (excluding Bennett Holdings' assumption of the Ship Mortgage) and restructure all other obligations due from the Company to Bennett Holdings and possibly Bennett Management, consummating the liquidations of AMGAM and AGRM under Chapter 11 of the Code under plans acceptable to the Company or achieving the revenue levels necessary to support the Company's cost structure. If the Company is unsuccessful in these efforts, the Company would then need to pursue a formal plan of reorganization or liquidation of the Company. Either such action would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

NOTE 3:   SIGNIFICANT DEVELOPMENTS WITH RESPECT TO INVESTMENTS IN GAMING
          PROJECTS

INDIANA

          The Company has been requested by the Indiana Gaming Commission (the "IGC") to respond by May 15, 1996 to a series of questions relating to the Company's suitability for licensure as an equity riverboat owner in connection with the development of a riverboat gaming and entertainment complex in the City of Rising Sun, Indiana (the "Rising Sun Project"). Such questions relate to the relationships between the Company and various Bennett entities and the Company's ability to continue as a going concern. If the IGC determines that the Company is unsuitable for licensure, resulting in the loss of the license to participate in the Rising Sun Project, the Company may transfer its 4.9% interest in the Rising Sun Project to a trust established for the purpose of disposing of such interest, provided that (i) the terms of the trust and the identity of the trustee are acceptable to the IGC and the other members of the Rising Sun Project and (ii) the trust does not impair development or operations of the Rising Sun Project. If such transfer is not effected, if the trust is not effective in preventing a loss of license or if the trust terminates prior to the disposition of the Company's interest, the Company's partners in the Rising Sun Project shall have the right to purchase the Company's interest in the Rising Sun Project at an appraised fair market value.

          If the IGC determines that the Company is unsuitable for licensure because Bennett Holdings, the Company's largest stockholder, is unsuitable for licensure, the Board of Directors of the Company has the right, under the Company's Articles of Incorporation, as amended, to require Bennett Holdings to dispose of the voting stock of the Company which it owns within ten days. Such disposition could be effected by transferring such stock into a voting trust over which Bennett Holdings would not posses the right to vote, to direct the voting of or to be consulted with respect to the voting of such shares. However, there can be no assurance that such an arrangement would be acceptable to the IGC or that the IGC would thereafter determine that the Company is suitable for licensure.

          If the IGC determines that the Company is unsuitable for licensure, such a determination could result in the gaming authorities in other jurisdictions in which the Company has, or has applied for, licenses (Mississippi, Nebraska, Connecticut, Iowa and New Jersey) determining that the Company is unsuitable for licensure in those respective jurisdictions. A determination by the Mississippi Gaming Commission that the Company is unsuitable for licensure could result in a termination of the Charter Agreement or the Company being prohibited from receiving any payments made by PMCC pursuant to the Charter Agreement (see Note 2 and discussion below). A determination by the gaming authorities in the other jurisdictions that the Company is unsuitable for licensure could result in the Company being prohibited from (i) performing the obligations under the maintenance and servicing agreements with the licensed operators for stations and locations at which the company's computerized keno system is utilized (the "Keno Maintenance Agreements") pending the issuance to American Heartland Corporation ("AHC") of the temporary licenses, permanent licenses or other gaming approvals or authorizations or other evidence of non-disapproval (the "Required Licenses") necessary to enable AHC to lawfully perform the obligations assumed by AHC under the Keno Maintenance Agreements or (ii) under certain circumstances, retaining certain Keno Maintenance Agreements (see discussion below).

          If the Company is determined to be unsuitable for licensure by the IGC or the Mississippi Gaming Commission, the Company might then need to pursue a formal plan of reorganization or liquidation of the Company. Either such action would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

MISSISSIPPI

          The Company, AMGAM, AGRM and the Committees are currently negotiating the terms of the Plan. Pursuant to the Plan as it currently stands, (i) each administrative and priority claim, as defined in the Code, incurred in connection with the bankruptcy proceedings of AMGAM and AGRM would be paid in full from the respective estates of AMGAM and AGRM in accordance with statutory priorities pursuant to the Code, (ii) each secured claim would be paid in full from the sale of the related collateral and (iii) each unsecured claim, including any claims of the Company (in the claimed amount of at least $32,000,000), would be paid on a pro rata basis from the assets of the respective estates of AMGAM and AGRM, in an amount not to exceed 100% of the amount of such claim. All payments made by PMCC pursuant to the Charter Agreement from the date the Plan is confirmed (the "Confirmation Date"), which date is expected to be no earlier than August 1996, through the end of the initial term of the Charter Agreement and all payments made from October 1, 1995 through October 1, 1997 by PMCC with respect to slot machines acquired by PMCC from AMGAM formerly used in the operation of the Gold Shore Casino would be included jointly in the AMGAM and AGRM estates and would be paid on a pro rata basis based on the consolidated claims of AMGAM and AGRM, including the claims of the Company (in the claimed amount of at least $32,000,000). The amounts to be paid to creditors would be subject to the claim allowance process in the AMGAM and AGRM bankruptcies, pursuant to which all allowed claim amounts, including those of the Company in the order set forth above, would be fixed for purposes of distributions under the Plan. The Bankruptcy Court has set May 17, 1996 as the final date for filing proofs of claim or interest in both the AMGAM and AGRM bankruptcy cases. Additionally, pursuant to the Plan, the Committees would agree to stay all litigation, including the Complaint, until the Confirmation Date, at which time the Committees would dismiss the Complaint and all other litigation brought against the Company with prejudice, that is, the Committees would be precluded from filing any action against the Company based on the alleged causes of action set forth in the Complaint or any such other litigation.

          There can be no assurance that the Company, AMGAM, AGRM and the Committees will agree on a joint plan of liquidation for AMGAM and AGRM with terms and conditions substantially equivalent to the Plan, that the creditors in the AMGAM and AGRM bankruptcy proceedings will approve any such plan in accordance with the provisions of the Code or that any such plan will thereafter be confirmed by the Bankruptcy Court.

          As previously described, the Bankruptcy Court has entered the Preliminary Injunction (See Note 2).

          In 1996, the Company reevaluated the useful life of the Gold Coast Barge based on the Company's current plans for the use of such barge and determined that it has a useful life of 25 years, which is the industry average for such type of barge. Previously, the Gold Coast Barge was being depreciated over a useful life of 10 years based on its previous utilization by AMGAM. The change in such estimated useful life reduced depreciation and amortization expense by approximately $159,000 and reduced net loss per common share by approximately $0.01 for the three months ended March 31, 1996.

HAROLDS CLUB CASINO

          Pursuant to an agreement between Bennett Holdings and the Company (the "HC Purchase Agreement") under which Bennett Holdings provided the necessary funds to the Company to close the purchase of the Harolds Club casino, the Company transferred to Bennett Holdings title to the land and the building related to the Harolds Club, Bennett Holdings canceled $650,000 of the Company's then outstanding indebtedness to Bennett Holdings and caused Bennett Funding to cancel $500,000 of the Company's then outstanding indebtedness to Bennett Funding, and the Company agreed to transfer to Bennett Holdings all of the Company's rights, title and interest in certain land leases related to the Harolds Club by July 30, 1995. The Company is in breach of the latter provision because such transfer has not been completed pending the negotiation by the Company with Bennett Holdings relating to possible future development of the Harolds Club. The HC Purchase Agreement does not give Bennett Holdings any particular rights with respect to such breach by the Company. Although the Company is obligated until such transfer to make all lease payments under such leases and notwithstanding that such leases have not yet been assigned to Bennett Holdings, since July 30, 1995 Bennett Holdings has assumed responsibility for all carrying costs of the Harolds Club property including, but not limited to, such lease payments, taxes, insurance and utilities. However, even if the Company transfers to Bennett Holdings all of the Company's rights, title and interest in such leases, the Company could still be ultimately obligated under such leases, pursuant to certain guaranties of lease executed by the Company. The accompanying unaudited consolidated interim financial statements do not include any adjustments that might result from such obligations. The Company has been informed by Bennett Holdings and the lessors under such leases that Bennett Holdings has not made the April 1996 or May 1996 lease payments due under such leases or the past two quarterly property taxes due under such leases collectively totaling $175,000. The lessors have, among other rights, the right to terminate the respective leases and hold the Company responsible for all obligations under such leases through the end of the respective lease terms. Such leases require aggregate annual lease payments of approximately $620,000, $584,000 and $548,000 for 1996, 1997 and 1998, subject to increase based upon increases in the Consumer Price Index, and have terms ranging from June 1997 to October 2022.

          Pursuant to certain agreements between Bennett Holdings and the Company, the Company has the right to lease the Harolds Club from Bennett Holdings or manage the Harolds Club on behalf of Bennett Holdings. The Company does not have, nor does it anticipate having, the financial ability to exercise the above described lease option. Additionally, the Company does not currently have the personnel to manage the Harolds Club. The Company and Bennett Holdings are currently jointly assessing opportunities to sell their interests in the Harolds Club.

          The Company is precluded from conducting casino operations in the Harolds Club prior to receipt of a gaming license from the Nevada State Gaming Control Board. In January 1996, the Company withdrew, without prejudice to reapply, a previously filed Nevada gaming licensing application.

CALIFORNIA

          On September 29, 1994, the Company executed a Memorandum of Understanding ("MOU") with International Marine and Gaming, Inc. to jointly pursue the potential development of a card club casino in Bell, California. In connection with the execution of the MOU, the Company deposited $1,027,000 (the "Bell Deposit") in trust with the City of Bell in order to participate as a 25% interest holder in the card club casino project. The Company withdrew from such project in January 1996 and the Bell Deposit was returned to the Company, without interest, in February 1996. The Company used $1,000,000 of the Bell Deposit to repay (i) approximately $183,000 of its indebtedness to Bennett Holdings under a $1,900,000 working capital line of credit provided to the Company by Bennett Holdings in September 1994, (ii) approximately $175,000 of its indebtedness to Bennett Funding under a line of credit provided to the Company by Bennett Funding in March 1995, including outstanding accrued interest on such indebtedness and (iii) approximately $642,000 of its indebtedness to Bennett Holdings under a non-revolving working capital line of credit provided by Bennett Holdings to the Company in July 1995, including outstanding accrued interest on such indebtedness.

KENO

          On March 28, 1996, the Company entered into an assignment and transfer agreement (the "Keno Agreement") with American Heartland Corporation ("AHC"), and Big Red Keno, Ltd., a licensed keno operator in Omaha, Nebraska ("BRK"), pursuant to which: (i) the Company assigned, and AHC assumed, all of the Company's rights and obligations under that certain financing agreement dated October 15, 1991 with BRK to provide equipment, services and financing for the operation of a multiple parlor keno game in the City of Omaha in exchange for a revenue participation equal to 50% of cash net income of BRK after deduction of certain cash payments by BRK: (ii) the Company transferred and assigned to AHC all of the Company's right, title and interest to all of the assets utilized by the Company in the conduct of its keno gaming activities (the "Keno Assets"), including, without limitation, all maintenance and servicing agreements with the licensed operators for stations and locations at which the Company's computerized keno system is utilized (the "Keno Maintenance Agreements") and the Company's computerized keno system; (iii) the Company agreed not to compete, directly or indirectly, with AHC or BRK as a distributor, manufacturer or maintainer of keno equipment or software, other than in the normal course of any casino operations of the Company for a period of five years; (iv) AHC paid the Company $500,000 on March 29, 1996; and (v) AHC issued and delivered its promissory note to the Company in the principal amount of approximately $1,112,000 (the "Keno Note"). The Keno Note requires principal and interest payments, at an interest rate of 8% per annum, based on a fifty-three month amortization with payments commencing on April 28, 1996, which initial payment has been received by the Company. The Keno Note is secured by the Keno Assets and is guaranteed by BRK, which guarantee is secured by keno equipment previously provided to BRK by the Company.

          AHC has agreed to submit licensing applications to the appropriate governmental authorities for the temporary licenses, permanent licenses or other gaming approvals or authorizations or other evidence of non-disapproval (the "Required Licenses") necessary to enable AHC to lawfully perform the obligations assumed by AHC under the Keno Maintenance Agreements. Pending the issuance of the Required Licenses, the Company shall perform the obligations under the Keno Maintenance Agreements for the benefit of AHC and shall be reimbursed by AHC for any net cash operating expenses incurred by the Company in connection with the performance of such obligations. If the arrangement described above is not permitted by applicable laws or regulations, then, pending the issuance of the Required Licenses, the Company shall continue to perform its obligations under the Keno Maintenance Agreements for its own benefit and at its own expense. If AHC does not submit the required licensing applications or obtain the Required Licenses within specified time frames set forth in the Keno Agreement, AHC and BRK, jointly and severally, shall (i) indemnify the Company for any damages relating to the termination of the Keno Maintenance Agreements, and (ii) except with respect to a failure to submit applications for or to obtain licenses required by the State of Nebraska, pay the Company liquidated damages in the amount of $100,000 as compensation for damages relating to the termination of the Keno Maintenance Agreements. If AHC does not obtain the Required Licenses within specified time frames set forth in the Keno Agreement, the Company has the right, but not the obligation, to retain certain Keno Maintenance Agreements and the Keno Assets located in the Company's Billerica, Massachusetts facility. AHC's obligations under the Keno Note are not contingent upon AHC submitting appropriate licensing applications or obtaining the Required Licenses.

NOTE 4:   LONG TERM DEBT AND ACCRUAL FOR UNUTILIZED LEASE COSTS

          As discussed above, the Company is delinquent in the payment of (i) interest due under the Company's various loan agreements with Bennett Holdings and (ii) rent under the SCS Lease (see Note 2) and therefore has classified all indebtedness due to Bennett Holdings as current liabilities in the accompanying unaudited consolidated interim financial statements. At March 31, 1996 and December 31, 1995, the Company had outstanding amounts due Bennett Holdings approximating $45,291,000 and $45,108,000, respectively, including accrued interest of approximately $7,169,000 and $6,036,000, respectively. Such amounts due Bennett Holdings also include approximately $1,886,000 and $1,567,000, respectively, under the SCS Lease which Bennett Holdings has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Bennett Holdings (see Note 2). As a result of the Company's determination as of December 31, 1995 that there is a substantial likelihood that the Company will not record any revenues from the Vessels through the end of the SCS Lease term to offset the remaining lease payments due Bennett Holdings thereunder, the portion of such lease payments for the period from April 1, 1996 through the end of the SCS Lease term totaling approximately $4,144,000 have been recorded as a liability under accrual for unutilized lease costs as of March 31, 1996. Additionally, the amount due Bennett Holdings as of December 31, 1995 includes approximately $562,000 under a line of credit from Bennett Funding to the Company which Bennett Holdings has orally represented to the Company that Bennett Funding, prior to its bankruptcy filing, assigned to Bennett Holdings. All borrowings under such line of credit were repaid by the Company to Bennett Funding in the first quarter of 1996.

          In addition to the Company's indebtedness to Bennett Holdings, at March 31, 1996 and December 31, 1995, the Company owed approximately $146,000 and $150,000, respectively, under a mortgage note payable.

NOTE 5:   CONTINGENCIES

          The AMGAM Committee has filed the Motion which would result in a combination of the assets and liabilities of AMGAM and AGRM into one bankruptcy estate. The Bankruptcy Court has scheduled a hearing on the Motion on June 19 and 20, 1996; AMGAM, AGRM and the Company presently intend to oppose the Motion on the basis, among others, that AMGAM, AGRM and the Company were separate entities with separate ownership at the time most liabilities of AMGAM and AGRM were incurred.

          The AMGAM Committee has also filed the Complaint seeking that (i) the transfer of the ownership interests in the Gold Coast Barge by AGRM and AMGAM to the Company be declared null and void, (ii) the transfer of the leasehold interest in the Gold Coast Barge by AMGAM to the Company be declared null and void, (iii) the Company and Bennett Holdings be required to deliver to AGRM and AMGAM their respective interests in both the ownership and leasehold in the Gold Coast Barge, (iv) the Company and Bennett Holdings disgorge and return to the respective AMGAM and AGRM estates all amounts received from PMCC or its affiliates pursuant to the Charter Agreement, such funds to be deposited in an escrow account and not expended without further order of the Bankruptcy Court, and (v) PMCC be ordered and directed to immediately deposit all rental payments under the Charter Agreement into an escrow account for the benefit of the creditors of AMGAM and AGRM, such funds not to be expended without further order of the Bankruptcy Court. The Bankruptcy Court has scheduled a hearing on the Complaint on June 19 and 20, 1996; AMGAM, AGRM and the Company presently intend to oppose the Complaint on the bases, among others, that the transfer of the Gold Coast Barge from AGRM to the Company involved contemporaneous exchanges of value and that the Company and Bennett Holdings were not insiders of AMGAM or AGRM at the time such entities granted the Company and Bennett Holdings security interests in their assets, including the Gold Coast Barge.

          As discussed in Note 2, pursuant to the Plan, as it is currently proposed, the Committees would agree to stay all litigation, including the Complaint, until the Confirmation Date, at which time the Committees would dismiss the Complaint and all other litigation brought against the Company with prejudice, that is, the Committees would be precluded from filing any action against the Company based on the alleged causes of action set forth in the Complaint or any such other litigation. The Motion would be rendered moot because the Plan is a joint plan of liquidation.

          If (i) the Company, AMGAM, AGRM and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM or any such plan is agreed upon but not approved by the creditors in the AMGAM and AGRM bankruptcy proceedings in accordance with the provisions of the Code or thereafter confirmed by the Bankruptcy Court and (ii) the Motion is granted by the Bankruptcy Court and the AMGAM Committee prevails on the Complaint, the Company would not be able to meet its obligations as they come do. Additionally, if the Company and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM, resulting in the Bankruptcy Court not extending the term of the Preliminary Injunction and not allowing payment to the Company for its monthly operating expenses from the rental payments from PMCC under the Charter Agreement, the Company would not be able to meet its obligations as they come do. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

          As previously described, the Bankruptcy Court has entered the Preliminary Injunction (See Note 2). The Preliminary Injunction was sought by the Committees and the Company in connection with their negotiations involving the Plan, but it is independent of the Complaint which seeks, among other things, similar relief.

NOTE 6:   DECONSOLIDATION OF AMGAM AND AGRM

          The Company has determined that, because of the filings of AMGAM and AGRM under the Code and the expected imminent liquidation of AMGAM and AGRM, such entities should be deconsolidated for financial statement purposes. A combined unaudited condensed balance sheet of these entities as of March 31, 1996 and December 31, 1995, is as follows:


                                              March 31,       December 31,
                                                1996              1995
                                              _________       ____________

Assets
   Current Assets and Other                   $ 4,027,000     $ 3,024,000
   Property and Equipment, Net                     41,000       5,706,000
   Land                                               -        10,000,000
                                              ___________     ___________
        Total Assets                          $ 4,068,000     $18,730,000
                                              ===========     ===========

Liabilities and Stockholders' Deficiency
   Current Liabilities                        $22,729,000     $22,740,000
   Amounts Due to Parent                       12,147,000      30,138,000
   Stockholders' Deficiency                   (30,808,000)    (34,148,000)
                                              ___________     ___________
        Total Liabilities and Stockholders'
            Deficiency                        $ 4,068,000     $18,730,000
                                              ===========     ===========

NOTE 7:  RECENT RELATED PARTY DEVELOPMENTS

          On March 28, 1996, Mr. Patrick Bennett, the Chief Financial Officer of Bennett Funding and Bennett Management, was charged by the federal government with, among other charges, (a) fraud and making material misstatements and omissions in connection with the purchase and sale of up to $80,000,000 of notes issued by a wholly-owned subsidiary of Bennett Funding and
(b) perjury in testimony before the Commission. Additionally, on or about March 28, 1996, Mr. Patrick Bennett, Bennett Funding, Bennett Management and two wholly-owned subsidiaries of Bennett Funding were charged by the Commission with, among other charges, using misrepresentations and omissions of material facts to offer and sell over $570,000,000 of purported assignments of equipment leases and promissory notes issued by Bennett Funding or such subsidiaries. On March 29, 1996, Bennett Funding and Bennett Management filed for protection under Chapter 11 of the Code. The Company's management believes, based on recent court filings, that Bennett Funding is owned by members of the Bennett family and Bennett Management is owned by Mr. Patrick Bennett. The Company understands that, based upon certain oral representations made by Bennett Holdings and a review of public records, Bennett Holdings has not filed for protection under the Code, although the Company has not received from Bennett Holdings written confirmation of such understanding, and that, based on filings made with the Commission by Bennett Holdings and Mr. Michael Bennett, Bennett Holdings is solely owned Mr. Michael Bennett.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND MARCH 31, 1995

REVENUES

          Consulting service and other revenues for the three months ended March 31, 1996 amounted to approximately $1,184,000, an increase of approximately $936,000 or approximately 377% compared to the three months ended March 31, 1995. The increase is primarily attributable to revenues for the three months ended March 31, 1996 from the Charter Agreement with PMCC in the amount of approximately $986,000. The Charter Agreement became effective on June 18, 1995 and, therefore, no such revenues were generated during the three months ended March 31, 1995.

COSTS AND EXPENSES

          Direct operating expenses and cost of sales were approximately $65,000 for the three months ended March 31, 1996, representing a decrease of approximately $9,000 or 12% when compared to the three months ended March 31, 1995. The decrease was primarily attributable to the cost of sales of keno systems sold during the three months ended March 31, 1995. No such costs were incurred for the three months ended March 31, 1996.

          Selling, general and administrative expenses were approximately $385,000 for the three months ended March 31, 1996, representing a decrease of approximately $574,000 or approximately 60% when compared to the three months ended March 31, 1995. The decrease in selling, general, and administrative expenses was primarily due to a decrease of approximately $329,000 due to the resignation or termination effective December 31, 1995 of all but fourteen of the Company's employees, and a decrease of approximately $176,000 in legal expenses associated with the Company's change in business direction in 1996 from the development of gaming projects to the management of its equity interests in gaming projects.

          Casino project development costs for the three months ended March 31, 1996 were approximately $138,000, representing a decrease of approximately $534,000 or approximately 79% when compared to the three months ended March 31, 1995. Such decrease was primarily due to decreases of approximately $374,000 and $57,000 in personnel and legal expenses, respectively, associated with the Company's change in business direction discussed above.

          Depreciation and amortization costs were approximately $410,000 for the three months ended March 31, 1996, representing a decrease of approximately $198,000 or approximately 33% when compared to the three months ended March 31, 1995. The decrease in depreciation and amortization expense was principally due to a decrease of approximately $176,000 as a result of the transfer of certain assets to PMCC in September 1995 and the change in the estimated useful life of certain depreciable or amortizable assets from 10 years to 25 years.

          Equity in losses of subsidiaries in bankruptcy for the three months ended March 31, 1995 of approximately $1,544,000 related to the results of operations for AMGAM and AGRM. The Company wrote off its investments in AMGAM and AGRM as of December 31, 1995 and therefore no such costs were incurred for the three months ended March 31, 1996.

          Net interest expense for the three months ended March 31, 1996 was approximately $1,423,000, an increase of approximately $182,000 or approximately 15% compared to the three months ended March 31, 1995. Interest expense increased approximately $159,000 during the three months ended March 31, 1996, while interest income decreased approximately $23,000 during the three months ended March 31, 1996. The reason for the increase in interest expense of approximately $159,000 was due to an increase in average debt outstanding of approximately $3,639,000. The decrease in interest income was principally attributable to approximately $19,000 in interest income recorded during the three months ended March 31, 1995 associated with the sale of substantially all of the assets utilized by the Company in the conduct of its high stakes bingo gaming activities. No such interest income was recorded during the three months ended March 31, 1996.

          The Company recorded a net gain of approximately $948,000 on the sale of keno operations for the three months ended March 31, 1996 (see Note 3). No such income was recorded during the three months ended March 31, 1995.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 1996, the Company had no committed financing arrangements and a working capital deficiency of $51,170,000. For a discussion of liquidity and capital resources, see Note 2.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          For a discussion of legal proceedings, see Note 5 to the Consolidated Financial Statements.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          For a discussion of defaults with respect to the Company's indebtedness due to Bennett Holdings, see Notes 2 and 4.

          The Company has accrued and declared, but has not paid as of April 30, 1996, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series C Cumulative Preferred Stock as of December 31, 1994. The Company has accrued and declared, but has not paid as of April 30, 1996, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series D Cumulative Preferred Stock as of December 31, 1994.

          Additionally, the Company has accrued, but has not declared or paid as of April 30, 1996, dividends totaling approximately $350,000 which were due and payable on the outstanding shares of its Series C Cumulative Preferred Stock from January 1, 1995 through March 31, 1996. The Company has accrued, but has not declared or paid as of April 30, 1996, dividends totaling approximately $250,000 which were due and payable on the outstanding shares of its Series D Cumulative Preferred Stock from January 1, 1995 through March 31, 1996. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


Exhibit Number       Description
______________       ___________

11                   Computation of Earnings Per Share.

27                   Financial Data Schedule.


          (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the first quarter of 1996.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                American Gaming &
                                Entertainment, Ltd.


Date:       5/13/96             By:  /s/ William I. Fasy
     _______________________       _________________________________
                                     William I. Fasy
                                     Chairman, President and
                                     Chief Executive Officer,
                                     Vice President - Finance
                                     and Chief Financial
                                     Officer, Treasurer,
                                     Assistant Secretary and
                                     Principal Accounting
                                     Officer

Date:       5/13/96             By:  /s/ J. Douglas Wellington
     _______________________       _________________________________
                                     J. Douglas Wellington
                                     General Counsel and
                                     Secretary

EXHIBIT INDEX


EXHIBIT
  NO.         DESCRIPTION                                 PAGE NO.
_______       _____________                               _________


11            Computation of Earnings Per Share.          24

27            Financial Data Schedule.                    25
