Form 10QSB
period 1996-06-30
AMERICAN GAMING & ENTERTAINMENT LTD /DE
filed 1996-08-14
CIK 851249

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended June 30, 1996

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For  the transition period from _______________ to ____________

     Commission file number 0-19049
                            - -----


                      American Gaming & Entertainment, Ltd.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Delaware                                 74-2504501
              --------                                 ----------
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)



 Bayport One, Yacht Club Drive, Suite 300, West Atlantic City, New Jersey 08232
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (609) 272-9099
                                 --------------
                           (Issuer's telephone number)


                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                   Class                     Outstanding at August 12, 1996
                   -----                     ------------------------------
        Common Stock, $.01 par value                12,532,102 shares

                            Exhibit Index on Page 27

                      AMERICAN GAMING & ENTERTAINMENT, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,     December 31,
                                                                           1996          1995
                                                                        (Unaudited)
                                                                        -----------   -----------
ASSETS
Current Assets
   Cash                                                                 $   181,000   $   487,000
   Prepaid expenses                                                         278,000        97,000
   Investments in gaming projects - deposit                                       -     1,027,000
   Inventories and other current assets                                     245,000        25,000
                                                                        -----------   -----------
Total current assets                                                        704,000     1,636,000

Casino barge and  improvements,  net of accumulated  depreciation  of
   $2,864,000 - 1996 and $2,384,000 - 1995                               13,649,000    14,128,000

Furniture,  fixtures and equipment,  net of accumulated  depreciation
   of $76,000 - 1996 and $112,000 - 1995                                     52,000       152,000

Equipment under operating leases, net of accumulated  depreciation of
   $1,470,000- 1995                                                               -       851,000

Investments in gaming projects                                            2,181,000     2,152,000
Deferred financing fees                                                   2,086,000     2,275,000
Other non-current assets                                                    857,000        41,000
                                                                        ===========   ===========
                                                                        $19,529,000   $21,235,000
                                                                        ===========   ===========


See Notes to Consolidated Financial Statements

                      AMERICAN GAMING & ENTERTAINMENT, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,       December 31,
                                                                               1996             1995
                                                                            (Unaudited)
                                                                            ------------    ------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities Amounts due to related parties:
     Accrued interest                                                       $  8,409,000    $  6,036,000
     Dividends payable                                                         1,053,000         778,000
     Accrual for unutilized lease costs                                        3,825,000       4,463,000
     Current portion of long term debt                                        38,441,000      39,072,000
                                                                            ------------    ------------
                                                                              51,728,000      50,349,000

   Accounts payable                                                              192,000         420,000
   Accrued payroll and related expenses                                           23,000          48,000
   Accrued expenses and other current liabilities                              1,242,000       1,933,000
   Current portion of mortgage note payable                                       26,000          24,000
                                                                            ------------    ------------
Total current liabilities                                                     53,211,000      52,774,000

Long term  portion of  estimated  net  liabilities  for  subsidiaries  in
  bankruptcy                                                                   2,500,000       2,250,000
Long term portion of mortgage note payable                                       111,000         126,000
                                                                            ------------    ------------
                                                                              55,822,000      55,150,000
                                                                            ------------    ------------

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, 1,000,000 shares authorized:
Series A preferred stock, par value $.01 per share, 55,983 shares                  1,000           1,000
     issued
   Series C and D  cumulative  preferred  stock,  and Series E  preferred
     stock, par value $.01 per share,  4,000 shares authorized and issued     12,702,000      12,102,000
     for each series
Common stock, par value $.01 per share; 50,000,000 shares authorized
   12,532,102 shares issued and 12,508,067 outstanding                           126,000         126,000
Additional paid-in capital                                                    46,088,000      46,963,000
Cost of shares held in treasury                                                  (25,000)        (25,000)
Deferred financing and commitment fees                                        (1,418,000)     (1,547,000)
Accumulated deficit                                                          (93,767,000)    (91,535,000)
                                                                            ------------    ------------
                                                                             (36,293,000)    (33,915,000)
                                                                            ------------    ------------
                                                                            $ 19,529,000    $ 21,235,000
                                                                            ============    ============


See Notes to Consolidated Financial Statements

                      AMERICAN GAMING & ENTERTAINMENT LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended June 30,       Six months ended June 30,
                                                    ----------------------------    ----------------------------
                                                       1996              1995           1996             1995
                                                    ------------    ------------    ------------    ------------

Consulting services and other revenues              $    982,000    $    519,000    $  2,166,000    $    767,000
                                                    ------------    ------------    ------------    ------------

Costs and expenses
   Direct operating and cost of sales                          -          79,000          65,000         153,000
   Selling, general and administrative                   926,000         966,000       1,311,000       1,925,000
   Casino  project  development  costs  including
     accrual for unutilized lease costs                   95,000         926,000         233,000       1,598,000
   Depreciation and amortization                         258,000         722,000         668,000       1,330,000
   Writedown of impaired assets                           19,000       2,530,000          19,000       2,530,000
   Equity in losses of subsidiaries in bankruptcy        250,000       2,863,000         250,000       4,407,000
                                                     -----------    ------------    ------------    ------------
Total costs and expenses                               1,548,000       8,086,000       2,546,000      11,943,000
                                                     -----------    ------------    ------------    ------------

Operating loss                                          (566,000)     (7,567,000)       (380,000)    (11,176,000)
                                                    ------------    ------------    ------------    ------------

Other income (expense)
   Interest income                                        24,000          18,000          28,000          45,000
   Interest expense                                   (1,401,000)     (1,311,000)     (2,828,000)     (2,579,000)
   Net gain on sale of keno operations                         -               -         948,000               -
                                                    ------------    ------------    ------------    ------------
Total other income (expense)                          (1,377,000)     (1,293,000)     (1,852,000)     (2,534,000)
                                                    ------------    ------------    ------------    ------------

Net loss                                              (1,943,000)     (8,860,000)     (2,232,000)    (13,710,000)

Dividends and accretion on preferred stock               467,000         408,000         875,000         758,000
                                                    ------------    ------------    ------------    ------------

Net loss for common stockholders                    $ (2,410,000)   $ (9,268,000)   $ (3,107,000)   $(14,468,000)
                                                    ============    ============    ============    ============

Net loss per common share                           $      (0.19)   $      (0.75)   $      (0.25)   $      (1.17)
                                                    ============    ============    ============    ============
Weighted average number of common shares
   outstanding                                        12,532,102      12,363,173      12,532,102      12,355,155
                                                    ============    ============    ============    ============


See Notes to Consolidated Financial Statements

                      AMERICAN GAMING & ENTERTAINMENT, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           Six months ended June 30,
                                                                          ---------------------------
                                                                              1996           1995
                                                                          -----------    ------------
Operating Activities
Net loss                                                                  $(2,232,000)   $(13,710,000)
Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization                                          668,000       1,330,000
       Amortization of deferred financing costs                               318,000         318,000
       Stock option compensation expense                                            -         183,000
       Writedown of impaired assets                                            19,000       2,530,000
       Equity in losses of subsidiaries in bankruptcy                               -       2,657,000
Changes in operating assets and liabilities, net of
    effect from business combination:
       Inventories and other current assets                                (1,115,000)        912,000
       Other non-current assets                                                54,000         183,000
       Accounts payable, accrued expenses and other current liabilities     1,810,000       2,950,000
                                                                          -----------    ------------
                  Net cash used in operating activities                      (478,000)     (2,647,000)
                                                                          -----------    ------------

Investing activities
Proceeds from sale of keno operations                                         500,000               -
Capital expenditures                                                                -        (250,000)
Investments in gaming activities                                              999,000      (1,238,000)
Amounts received under financing agreement                                     87,000         104,000
                  Net cash provided by (used in) investing activities       1,586,000      (1,384,000)
                                                                          -----------    ------------
Financing Activities
Proceeds from notes payable and other long-term obligations                         -       3,077,000
Interest payments on accrued interest                                        (132,000)              -
Principal payments on notes payable                                        (1,282,000)        (18,000)
                                                                          -----------    ------------
                  Net cash (used in) provided by financing activities      (1,414,000)      3,059,000
                                                                          -----------    ------------

Decrease in cash                                                             (306,000)       (972,000)
Cash at beginning of quarter                                                  487,000       1,605,000
                                                                          -----------    ------------
Cash at end of quarter                                                    $   181,000    $    633,000
                                                                          ===========    ============

See Notes to Consolidated Financial Statements

AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The consolidated interim financial statements include the accounts of American Gaming & Entertainment, Ltd. and its subsidiaries (the "Company"). The unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (including normal recurring accruals) and disclosures (including events occurring subsequent to June 30, 1996) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996. For further information, reference is also made to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

The accompanying unaudited consolidated interim financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As further described in Note 2, the Company has sustained recurring operating losses since its inception. The Company has also had a history of insufficient liquidity and has been dependent upon its largest stockholder, Shamrock Holdings Group, Inc., formerly known as Bennett Holdings, Inc. ("Shamrock Holdings"), and certain related entities (The Bennett Funding Group, Inc. ("Bennett Funding") and Bennett Management and Development Corp. ("Bennett Management")) for both working capital and project related financing. As a result, the Company's recurring losses, negative working capital, stockholders' deficiency, defaults under its debt agreements, uncertainties relating to the ability to consummate the liquidation of certain of its subsidiaries (see Notes 2 and 3) and uncertainties relating to the bankruptcy of, and charges relating to, Bennett Funding and Bennett Management (see Note 2) raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans concerning these matters are discussed in Note 2. The accompanying unaudited consolidated interim financial statements do not include any additional adjustments that might result from the outcome of these uncertainties.

As a result of the bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code (the "Code") involving two of the Company's wholly owned subsidiaries, AMGAM Associates, a Mississippi partnership ("AMGAM"), and American Gaming and Resorts of Mississippi, Inc., a Mississippi corporation ("AGRM"), and the expected liquidation of these subsidiaries in the near future, the Company's control of these entities is likely to be temporary. In accordance with generally accepted accounting principles, the Company elected, effective beginning the year ended December 31, 1995, to deconsolidate AMGAM and AGRM and present the results of operations for AMGAM and AGRM on the equity basis of accounting as a single line item in the Consolidated Statement of Operations for financial reporting purposes.

Certain reclassifications have been made to the 1995 amounts in order to conform to the classifications used in 1996.

NOTE 2:  LIQUIDITY AND CONTINUATION OF BUSINESS

The Company has sustained recurring operating losses since its inception, including significant losses related to the Gold Shore Casino, as more fully set forth below. The Company also has had a history of insufficient liquidity and has been dependent upon Shamrock Holdings, Bennett Funding and Bennett Management for both working capital and project related financing. However, as a result of the bankruptcy filings of Bennett Funding and Bennett Management on March 29, 1996 and the filing by the U.S. Securities and Exchange Commission (the "Commission") of securities fraud charges against Bennett Funding and Bennett Management on March 28, 1996, the Company does not anticipate receiving any additional funds from the Bennett entities. As of June 30, 1996, the Company owes approximately $50,675,000 to Shamrock Holdings (see Note 4), which amount includes approximately $2,205,000 under a 66-month operating lease between the Company and Bennett Management (the "SCS Lease") with respect to the "Sioux City Sue" riverboat vessel and its supporting barge (the "Vessels") which, as discussed below, Shamrock Holdings has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock Holdings.

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

On April 29, 1996, a  preliminary  injunction  (the  "Preliminary  Injunction"), which was agreed upon by the AMGAM Committee and the committee for unsecured creditors in the bankruptcy proceeding of AGRM (collectively with the AMGAM Committee, the "Committees") and the Company, was entered by the Bankruptcy Court (i) to require the May 1996 through July 1996 rental payments (approximately $329,000 per month) from PMCC under the Charter Agreement be deposited into an escrow account (the "AMGAM/AGRM Escrow Account") for the benefit of the creditors of AMGAM and AGRM pending confirmation of a proposed joint plan of liquidation and (ii) to allow a monthly payment from such escrow account to the Company in the amount of $304,000 for its monthly operating expenses.

The Preliminary Injunction was revised and extended by the Bankruptcy Court effective August 1, 1996 (i) to require rental payments (approximately $329,000 per month) from PMCC under the Charter Agreement, from August 1996 to the end of the Injunction Term (as defined in the last sentence of this paragraph), be deposited into such escrow account for the benefit of the creditors of AMGAM and AGRM pending confirmation of a proposed joint plan of liquidation and (ii) to allow a monthly payment from such escrow account to the Company in the amount of $282,000 for its monthly operating expenses. Such payments are the Company's only present significant source of net cash flow and liquidity. The Preliminary Injunction will remain in effect until the agreement by the Company and the Committees on a joint plan of liquidation of the AMGAM and AGRM estates or upon further order of the Bankruptcy Court (the "Injunction Term").

The Company, AMGAM, AGRM and the Committees are currently negotiating a proposed joint plan of liquidation (the "Plan"), more fully described below, pursuant to which the payments by PMCC under the Charter Agreement (the "PMCC Payments") and with respect to certain slot machines acquired by PMCC from AMGAM formerly used in the operation of the Gold Shore Casino would be deemed assets of the bankruptcy estates of AMGAM and AGRM and the Company would receive a portion of such aggregate payments, if any. There can be no assurance that the Plan as currently being discussed will be implemented or that the Company will receive any payments from the AMGAM or AGRM bankruptcy cases.

If (i) the Company, AMGAM, AGRM and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM or any such plan is agreed upon but not approved by the creditors in the AMGAM and AGRM bankruptcy proceedings in accordance with the provisions of the Code or thereafter confirmed by the Bankruptcy Court and (ii) a motion filed by the AMGAM Committee with the Bankruptcy Court seeking the substantive consolidation of the AMGAM and AGRM bankruptcy proceedings (the "Motion"), resulting in a combination of the assets and liabilities of AMGAM and AGRM into one bankruptcy estate, is granted by the Bankruptcy Court and the AMGAM Committee prevails on the Complaint, the Company would not be able to meet its obligations as they come due. Additionally, if the Company and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM, resulting in the Court (i) terminating the Preliminary Injunction and (ii) not allowing payment to the Company for its monthly operating expenses from the rental payments from the PMCC Payments, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company. Even if the Plan is confirmed in the AMGAM and AGRM bankruptcies, and the Company receives all of the PMCC Payments, such payments would not be sufficient to satisfy the Company's currently anticipated operating needs and its obligations to Shamrock Holdings and Bennett Management.

As discussed below, the Company is seeking the modification or termination of certain agreements (but excluding Shamrock Holdings' assumption of the obligation related to a first preferred ship mortgage (the "Ship Mortgage") on the Gold Coast Barge of approximately $2,278,000, which assumption has been consummated) executed between the Company, Shamrock Holdings and Bennett Management whereby the Company agreed to assign all its rights and interests in the Charter Agreement, including the rights to all PMCC Payments, and the Leased Assets to Shamrock Holdings and Bennett Management, respectively, for cancellation of approximately $22,722,000 in debt due Shamrock Holdings with respect to the Gold Shore Casino (the "Leased Asset Debt") and Shamrock Holdings' assumption of the Ship Mortgage (collectively, the "Bennett Debt Exchange") and a restructuring of all other obligations due from the Company to Shamrock Holdings because (i) if all or a significant portion of the PMCC Payments were required to be paid to Shamrock Holdings, the Company would not be able to meet all of its obligations as they come due and (ii) the Company is otherwise unable to service the debt or repay the principal due to Shamrock Holdings under all other such obligations.

Shamrock Holdings has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock Holdings all of Bennett Management's rights and obligations under all agreements previously executed by and between the Company and Bennett Management including, without limitation,
(i) agreements constituting the Bennett Debt Exchange, (ii) a security agreement whereby the Company granted to Bennett Management a security interest in all of the Company's accounts receivable and all bank accounts in the State of New Jersey to secure all obligations owing by the Company to Bennett Management and its affiliates and to obtain the agreement of Shamrock Holdings to enter into the Bennett Debt Exchange (the "Security Agreement") and (iii) the SCS Lease. However, the Company has not been provided with written evidence of such assignment and, as the result of the bankruptcy filing of Bennett Management, any such assignment might be challenged as a fraudulent transfer or voidable preference under the Code. There can be no assurance that such assignment was entered into between Shamrock Holdings and Bennett Management or, if entered into, that it will not be voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management or otherwise voided on other grounds if any such assignment became effective within one year prior to the bankruptcy filing of Bennett Management.

If Shamrock Holdings and, to the extent an assignment to Shamrock Holdings of Bennett Management's interest in the agreements constituting the Bennett Debt Exchange never took place or is voided as a fraudulent transfer, voidable preference or otherwise in the bankruptcy proceeding of Bennett Management, Bennett Management, agree to a termination of the Bennett Debt Exchange as of the respective dates of the agreements comprising the Bennett Debt Exchange (excluding Shamrock Holdings' assumption of the Ship Mortgage) and agree to continue to let the Company utilize the PMCC Payments (subject in all cases to the Preliminary Injunction), (i) the Company would recognize as revenue amounts previously recorded as indebtedness to Shamrock Holdings arising out of the PMCC Payments received by the Company from July 21, 1995, the scheduled effective date of the Bennett Debt Exchange (the "BDE Date"), through December 31, 1995 (the "PMCC/Bennett Debt") as of the date of such termination and (ii) the Company would reverse interest expense on the PMCC/Bennett Debt recognized from the BDE Date through December 31, 1995. Based upon (i) a verbal understanding which the Company believes it has with Shamrock Holdings to allow the Company to utilize and retain the PMCC Payments while the Company and Shamrock Holdings have been negotiating the terms of a comprehensive restructuring and (ii) the course of conduct of Shamrock Holdings since January 1, 1996, the Company has utilized, retained and recorded as revenues the PMCC Payments received by the Company since January 1, 1996. If the Company's understanding is determined to be incorrect or a restructuring of the Company's obligations to Shamrock Holdings and, if necessary, Bennett Management is not consummated, the Company would (i) reverse as revenue the PMCC Payments since January 1, 1996, (ii) record such payments as additional PMCC/Bennett Debt and (iii) record interest expense on such PMCC/Bennett Debt. There can be no assurance that Shamrock Holdings or, if necessary, Bennett Management will agree to modify or terminate the Bennett Debt Exchange or restructure all other obligations due from the Company to Shamrock Holdings and, if applicable, Bennett Management or that the verbal understanding which the Company believes it has with Shamrock Holdings to allow the Company to utilize and retain the PMCC Payments while the Company and Shamrock Holdings have been negotiating a comprehensive restructuring is correct. Failure to obtain such modification, termination or restructuring would have a material adverse effect on the Company and the Company would need to pursue a formal plan of reorganization or liquidation. Any action to be taken by Bennett Management in connection with modifying or terminating the Bennett Debt Exchange would probably require the approval of the bankruptcy court before which the Bennett Management bankruptcy proceeding is being heard.

The Company is delinquent in the payment of interest due on its various obligations to Shamrock Holdings totaling approximately $8,409,000 as of June 30, 1996 and is therefore in default with respect to such payments under the Company's various loan agreements with Shamrock Holdings. If Shamrock Holdings takes any action with respect to its rights and remedies in connection with such defaults, it would have a material adverse effect on the Company's business and financial condition and the Company would need to pursue a formal plan of reorganization or liquidation. The Company is also delinquent in the payment of rent totaling approximately $2,205,000 as of June 30, 1996 under the SCS Lease. Shamrock Holdings has a security interest in certain assets of the Company including the Gold Coast Barge and therefore because of such defaults could foreclose on such assets in the amount of such defaults. Shamrock Holdings or Bennett Management, to the extent an assignment to Shamrock Holdings of Bennett Management's interest in the Security Agreement never took place or is voided as a fraudulent transfer, voidable preference or otherwise in the bankruptcy proceeding of Bennett Management, has a security interest in all of the Company's accounts receivable and bank accounts located in the State of New Jersey and therefore because of such defaults could foreclose on such assets in the amount of such defaults. There can be no assurance that Shamrock Holdings and, if necessary, Bennett Management will agree on and execute an agreement restructuring the Company's obligations to Shamrock Holdings and, if applicable, Bennett Management. Additionally, any action required to be taken by Bennett Management would probably require the approval of the bankruptcy court before which the Bennett Management bankruptcy proceeding is being heard. Since the announcement of securities fraud charges against, and the filing of bankruptcy petitions by, certain Bennett entities, including Bennett Funding and Bennett Management, and the transfer by Mr. Michael Bennett, the sole owner of Shamrock Holdings, of all of the outstanding stock of Shamrock Holdings to the Trustee (the "Trustee") for Bennett Funding and Bennett Management under Chapter 11 of the Code (see Note 7), the Company has had preliminary negotiations with the Trustee on a restructuring of the Company's obligations to Shamrock Holdings and, if applicable, Bennett Management. Even if the Plan is confirmed, and such a restructuring is consummated, there can be no assurance that the Company would receive payments pursuant to the Plan sufficient to satisfy the Company's currently anticipated operating needs and its obligations to Shamrock Holdings and, if applicable, Bennett Management, as restructured.

The Company has not experienced any success in raising debt or equity financing from sources independent of Shamrock Holdings, Bennett Funding or Bennett Management and has no present commitments or other alternatives for such financing. Given the Company's historical operating losses and present liquidity position and the legal problems described above relating to certain Bennett entities it is unlikely that the Company will achieve any success in its attempt to raise additional equity, working capital or long-term project related financing.

Given the Company's present financial and liquidity position, the legal problems described above relating to certain Bennett entities and the Company's own litigation described below (see Note 5), the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming ventures. Additionally, the Company's ability to continue in business is dependent upon its ability (i) to obtain Shamrock Holdings' and, if necessary, Bennett Management's agreement to modify on terms acceptable to the Company or terminate the Bennett Debt Exchange (excluding Shamrock Holdings' assumption of the Ship Mortgage) and restructure all other obligations due from the Company to Shamrock Holdings and, if applicable, Bennett Management, (ii) to consummate the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, and (iii) to satisfactorily resolve the legal proceedings filed against the Company (see Note 5). However, there can be no assurance the Company will be successful in obtaining Shamrock Holdings' and, if necessary, Bennett Management's agreement to modify on terms acceptable to the Company or terminate the Bennett Debt Exchange (excluding Shamrock Holdings' assumption of the Ship Mortgage) and restructure all other obligations due from the Company to Shamrock Holdings and possibly Bennett Management, consummating the liquidations of AMGAM and AGRM under Chapter 11 of the Code under plans acceptable to the Company or satisfactorily resolving the legal proceedings filed against the Company. If the Company is unsuccessful in these efforts, the Company would then need to pursue a formal plan of reorganization or liquidation of the Company. Either such action would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that the stockholders of the Company will recover any of their investment in the Company.

NOTE 3: SIGNIFICANT DEVELOPMENTS WITH RESPECT TO INVESTMENTS IN GAMING PROJECTS

Mississippi
- -----------

The Company, AMGAM, AGRM and the Committees are currently negotiating the terms of the Plan. Pursuant to the Plan as currently proposed by the Committees, (i) each administrative and priority claim, as defined in the Code, incurred in connection with the bankruptcy proceedings of AMGAM and AGRM would be paid in full from the respective estates of AMGAM and AGRM in accordance with statutory priorities pursuant to the Code, (ii) each secured claim would be paid in full from the sale of the related collateral, (iii) each unsecured claim, excluding any claims of the Company would be paid on a pro rata basis (a) from the assets of the respective estates of AMGAM and AGRM, including all payments made from October 1, 1995 through October 1, 1997 by PMCC with respect to certain slot machines acquired by PMCC from AMGAM formerly used in the operation of the Gold Shore Casino and the funds remaining in the escrow account established pursuant to the Preliminary Injunction, (b) from a monthly payment in the aggregate amount of approximately $74,700 from the PMCC Payments (approximately $329,000 per month) from the date the Plan is confirmed (the "Confirmation Date") through the end of the initial term of the Charter Agreement and the renewal term, if any, and (c) from 22.7% percent of the net proceeds of a sale of the Gold Coast Barge, if any, and (iv) the Company's unsecured claims (in the claimed amount of at least $32,000,000) would be paid from the balance of (a) the monthly payments (approximately $254,000) made by PMCC pursuant to the Charter Agreement from the Confirmation Date and (b) the net proceeds of a sale of the Gold Coast Barge, if any. The amounts to be paid to creditors would be subject to the claim allowance process in the AMGAM and AGRM bankruptcies, pursuant to which all allowed claim amounts, including those of the Company in the order set forth above, would be fixed for purposes of distributions under the Plan. The Bankruptcy Court set May 17, 1996 as the final date for filing proofs of claim or interest in both the AMGAM and AGRM bankruptcy cases, except with respect to Bennett Management and related entities, for which the Bankruptcy Court has extended such date until August 19, 1996. Additionally, pursuant to the Plan, the Committees would agree to stay all litigation, including the Complaint, until the Confirmation Date, at which time the Committees would dismiss the Complaint and all other litigation brought against the Company with prejudice, that is, the Committees would be precluded from filing any action against the Company based on the alleged causes of action set forth in the Complaint or any such other litigation.

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

As previously described, the Bankruptcy Court has entered and extended the Preliminary Injunction (See Note 2).

In 1996, the Company reevaluated the useful life of the Gold Coast Barge based on the Company's current plans for the use of such barge and determined that it has a useful life of 25 years, which is the industry average for such type of barge. Previously, the Gold Coast Barge was being depreciated over a useful life of 10 years based on its previous utilization by AMGAM. For the three months and six months ended June 30, 1996 the change in such estimated useful life reduced depreciation and amortization expense by approximately $159,000 and $318,000, respectively, and reduced net loss per common share by approximately $.01 and $.02, respectively.

Harolds Club Casino
- -------------------

Pursuant to an agreement between Shamrock Holdings and the Company (the "HC Purchase Agreement") under which Shamrock Holdings provided the necessary funds to the Company to close the purchase of the Harolds Club casino in Reno, Nevada, the Company transferred to Shamrock Holdings title to the land and the building related to the Harolds Club, Shamrock Holdings canceled $650,000 of the Company's then outstanding indebtedness to Shamrock Holdings and caused Bennett Funding to cancel $500,000 of the Company's then outstanding indebtedness to Bennett Funding, and the Company agreed to transfer to Shamrock Holdings all of the Company's rights, title and interest in certain land leases related to the Harolds Club by July 30, 1995. The Company is in breach of the latter provision because such transfer has not been completed pending the negotiation by the Company with Shamrock Holdings relating to possible future development or sale of the Harolds Club. The HC Purchase Agreement does not give Shamrock Holdings any particular rights with respect to such breach by the Company. Although the Company is obligated until such transfer to make all lease payments under such leases and notwithstanding that such leases have not yet been assigned to
Shamrock Holdings, since July 30, 1995 Shamrock Holdings has assumed responsibility for all carrying costs of the Harolds Club property including, but not limited to, such lease payments, taxes, insurance and utilities. However, even if the Company transfers to Shamrock Holdings all of the Company's rights, title and interest in such leases, the Company could still be ultimately obligated under such leases, pursuant to certain guaranties of lease executed by the Company. The Company has been informed by Shamrock Holdings and the lessors under such leases that Shamrock Holdings has not made any lease payments from April 1996 through August 1996 due under such leases or quarterly property taxes due under such leases, collectively totaling approximately $329,000. The lessors have, among other rights, the right to terminate the respective leases and hold the Company responsible for all obligations under such leases though the respective lease terms. Such leases require aggregate annual lease payments of approximately $620,000, $584,000 and $548,000 for 1996, 1997 and 1998, subject to increase based upon increases in the Consumer Price Index, and have terms ranging from June 1997 to October 2022. The Company has recorded the unpaid lease payments and property taxes from April 1996 through June 1996 totaling approximately $221,000 (the "Unpaid Harolds Obligations") as current liabilities as of June 30, 1996. The Company has also recorded the amount of the Unpaid Harolds Obligations as a receivable due from Shamrock Holdings as of June 30, 1996, but, as a result of the Company's determination as of June 30, 1996 that there is a substantial likelihood that such amount will be uncollectible, wrote-off such amount as of June 30, 1996.

The five lessors of the Harolds Club property have filed suit against, among others, the Company seeking, among other relief, payment of all unpaid lease payments and property taxes (see Note 5).

Indiana
- -------

As requested by the Indiana Gaming Commission (the "IGC"), the Company responded to a series of questions relating to the Company's suitability for licensure as an equity riverboat owner in connection with the development of a riverboat gaming and entertainment complex in the City of Rising Sun, Indiana (the "Rising Sun Project"). Such questions related to the relationships between the Company and various Bennett entities and the Company's ability to continue as a going concern. The Executive Director of the IGC has advised the Company that he intends to recommend to the IGC that the Company be found unsuitable for licensure based on the financial condition of the Company. However, the final determination of the Company's suitability will be determined by the IGC, which is expected to met to vote on this matter, among others, on August 19 and 20, 1996. The Company has advised the IGC that the Company intends to transfer its 4.9% interest in the Rising Sun Project to a trust established for the purpose of disposing of such interest to avoid concerns that the IGC has regarding the suitability of the Company for licensure. However, if the Company is found unsuitable and the trust is not acceptable to the IGC or is otherwise not effective in preventing a loss of license, the Company's immediate partners in the Rising Sun Project have the right to purchase the Company's interest in the Rising Sun Project at an appraised fair market value. If the Company's immediate partners in the Rising Sun Project do not exercise such right, Indiana RBG, L.P., the partner of the Company and the Company's immediate partners in the Rising Sun Project, has the right to purchase the entire interests of both the Company and its immediate partners in the Rising Sun Project at seventy-five percent of an appraised fair market value.

If the IGC determines that the Company is unsuitable for licensure, such a determination could result in the gaming authorities in other jurisdictions in which the Company has, or has applied for, licenses (Nebraska, Connecticut, Iowa and New Jersey) determining that the Company is unsuitable for licensure in those respective jurisdictions. A determination by the gaming authorities in those jurisdictions that the Company is unsuitable for licensure could result in the Company being prohibited from (i) performing the obligations under the maintenance and servicing agreements with the licensed operators for stations and locations at which the Company's computerized keno system is utilized (the "Keno Maintenance Agreements") pending the issuance to American Heartland Corporation ("AHC"), the purchaser of the Company's keno assets, of the temporary licenses, permanent licenses or other gaming approvals or authorizations or other evidence of non-disapproval necessary to enable AHC to lawfully perform the obligations assumed by AHC under the Keno Maintenance Agreements or, (ii) under certain circumstances, retaining certain Keno Maintenance Agreements.

NOTE 4:  LONG TERM DEBT AND ACCRUAL FOR UNUTILIZED LEASE COSTS

As discussed above, the Company is delinquent in the payment of (i) interest due under the Company's various loan agreements with Shamrock Holdings and (ii) rent under the SCS Lease (see Note 2) and therefore has classified all indebtedness due to Shamrock Holdings as current liabilities in the accompanying unaudited consolidated interim financial statements. At June 30, 1996 and December 31, 1995, the Company had outstanding amounts due Shamrock Holdings approximating $50,675,000 and $45,108,000, respectively, including accrued interest of approximately $8,409,000 and $6,036,000, respectively. Such amounts due Shamrock Holdings also include approximately $2,205,000 and $1,567,000, respectively, under the SCS Lease which Shamrock Holdings has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock Holdings (see Note 2). As a result of the Company's determination as of December 31, 1995 that there is a substantial likelihood that the Company will not record any revenues from the Vessels through the end of the SCS Lease term to offset the remaining lease payments due Shamrock Holdings thereunder, the portion of such lease payments for the period from July 1, 1996 through the end of the SCS Lease term totaling approximately $3,825,000 have been recorded as a liability under accrual for unutilized lease costs as of June 30, 1996. Additionally, the amount due Shamrock Holdings as of December 31, 1995 includes approximately $562,000 under a line of credit from Bennett Funding to the Company which Shamrock Holdings has orally represented to the Company that Bennett Funding, prior to its bankruptcy filing, assigned to Shamrock Holdings. All borrowings under such line of credit were repaid by the Company to Bennett Funding in the first quarter of 1996.

In addition to the Company's indebtedness to Shamrock Holdings, at June 30, 1996 and December 31, 1995, the Company owed approximately $137,000 and $150,000, respectively, under a mortgage note payable.

NOTE 5:  CONTINGENCIES

As previously disclosed in the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1996, the AMGAM Committee has filed the Motion which would result in a combination of the assets and liabilities of AMGAM and AGRM into one bankruptcy estate. The Bankruptcy Court had scheduled a hearing on the Motion on June 19 and 20, 1996; the Bankruptcy Court postponed the hearing, but has not scheduled a new hearing date. AMGAM, AGRM and the Company presently intend to oppose the Motion on the basis, among others, that AMGAM, AGRM and the Company were separate entities with separate ownership at the time most liabilities of AMGAM and AGRM were incurred.

As previously disclosed in the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1996, the AMGAM Committee has also filed the Complaint seeking that (i) the transfer of the ownership interests in the Gold Coast Barge by AGRM and AMGAM to the Company be declared null and void, (ii) the transfer of the leasehold interest in the Gold Coast Barge by AMGAM to the Company be declared null and void, (iii) the Company and Shamrock Holdings be required to deliver to AGRM and AMGAM their respective interests in both the ownership and leasehold in the Gold Coast Barge, (iv) the Company and Shamrock Holdings disgorge and return to the respective AMGAM and AGRM estates all amounts received from PMCC or its affiliates pursuant to the Charter Agreement, such funds to be deposited in an escrow account and not expended without further order of the Bankruptcy Court, and (v) PMCC be ordered and directed to immediately deposit all rental payments under the Charter Agreement into an escrow account for the benefit of the creditors of AMGAM and AGRM, such funds not to be expended without further order of the Bankruptcy Court. The Bankruptcy Court had scheduled a hearing on the Complaint on June 19 and 20, 1996; the Bankruptcy Court postponed the hearing, but has not scheduled a new hearing date. AMGAM, AGRM and the Company presently intend to oppose the Complaint on the bases, among others, that the transfer of the Gold Coast Barge from AGRM to the Company involved contemporaneous exchanges of value and that the Company and Shamrock Holdings were not insiders of AMGAM or AGRM at the time such entities granted the Company and Shamrock Holdings security interests in their assets, including the Gold Coast Barge.

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

If (i) the Company, AMGAM, AGRM and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM or any such plan is agreed upon but not approved by the creditors in the AMGAM and AGRM bankruptcy proceedings in accordance with the provisions of the Code or thereafter confirmed by the Bankruptcy Court and (ii) the Motion is granted by the Bankruptcy Court and the AMGAM Committee prevails on the Complaint, the Company would not be able to meet its obligations as they come due. Additionally, if the Company and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM, resulting in the Bankruptcy Court (i)
terminating the Preliminary Injunction and (ii) not allowing payment to the Company for its monthly operating expenses from the rental payments from PMCC under the Charter Agreement, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

As previously described, the Bankruptcy Court has entered the Preliminary Injunction (See Note 2). The Preliminary Injunction was sought by the Committees and the Company in connection with their negotiations involving the Plan, but it is independent of the Complaint which seeks, among other things, similar relief.

On May 3, 1996, a class action was filed in the United States District Court, Northern District of New York (Case No. 96-CV-712) against various Bennett entities for using fraudulent representations and omissions of material facts to offer and sell over $570,000,000 of purported assignments of equipment leases and promissory notes issued by Bennett Funding or its subsidiaries and seeking recession of such assignments and compensatory, recessionary and statutory treble damages. The Company was named as a defendant in such lawsuit based on allegations that certain Bennett entities allegedly used funds acquired from the sale of such purported assignments to loan money to the Company and based on the ownership interest in and alleged control of the Company by certain Bennett entities. As discovery and depositions have not yet commenced, Company counsel, due to the limited facts available on this matter, is unable to predict the outcome of this lawsuit. However, should the plaintiffs prevail, this litigation would have a material adverse effect on the Company's business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

In November 1995, the Company filed a complaint in the Superior Court of New Jersey, Law Division, Atlantic County (Docket No. ATL-L-3866-95) against AMI Mortgage Banking Division ("AMI") for using fraudulent representations to induce the Company to enter into a letter of intent (the "L/C") concerning AMI's intent to issue a standby forward commitment and a standby letter of credit to provide financing for the Company's operations in Biloxi, Mississippi and seeking, among other relief, compensatory damages in the amount of $125,000, representing the amount of an initial payment made to AMI for arranging such financing. In June 1996, AMI filed a counterclaim in the amount of $1,250,000, representing the balance of the commitment fee allegedly owed by the Company to AMI under the L/C. As discovery and depositions have not yet commenced, Company counsel, due to the limited facts available on this matter, is unable to predict the outcome of this lawsuit. However, should AMI prevail, this litigation would have a material adverse effect on the Company's business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

In July 1996 and August 1996, in separate actions filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe (Case Nos. CV9604947, CV9604933, CV9604939, CV9604997 and CV9604692), the five lessors of the Harolds Club property have filed suit against, among others, the Company and Shamrock Holdings seeking, variously, among other relief, (i) payment of all unpaid lease payments and property taxes, (ii) a court order voiding the transfer of the title to the land and the building related to the Harolds Club from the Company to Shamrock Holdings to the extent necessary to satisfy the claims of creditors of the Company, (iii) a court order prohibiting and enjoining Shamrock Holdings from transferring the title to the land and the building related to the Harolds Club during the pendency of the actions, (iv) temporary and permanent court orders mandating that the Company protect the grandfathered right of nonlicensed gaming on the leaseholds by locating a suitable gaming sub-tenant and (v) reasonable attorneys fees and costs of suit. As discovery and depositions have not yet commenced, Company counsel, due to the limited facts available on this matter, is unable to predict the outcome of this lawsuit. However, should the plaintiffs prevail, this litigation would have a material adverse effect on the Company's business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

NOTE 6:  DECONSOLIDATION OF AMGAM AND AGRM

         The Company has determined that, because of the filings of AMGAM and AGRM under the Code and the expected liquidation in the near future of AMGAM and AGRM, such entities should be deconsolidated for financial statement purposes. A combined unaudited condensed balance sheet of these entities as of June 30, 1996 and December 31, 1995, is as follows:

                                                                     June 30,      December 31,
                                                                       1996            1995
                                                                   ------------    ------------
Assets
- ------
         Current Assets and Other                                  $  3,741,000    $  3,024,000
         Property and Equipment, Net                                     41,000       5,706,000
         Land                                                                 -      10,000,000
                                                                   ------------    ------------
                  Total Assets                                     $  3,782,000    $ 18,730,000
                                                                   ============    ============

Liabilities and Stockholders' Deficiency
- ----------------------------------------
         Current Liabilities                                       $ 23,437,000    $ 22,740,000
         Amounts Due to Parent                                       12,147,000      30,138,000
         Stockholders' Deficiency                                   (31,802,000)    (34,148,000)
                                                                   ------------    ------------
                  Total Liabilities and Stockholders' Deficiency   $  3,782,000    $ 18,730,000
                                                                   ============    ============

NOTE 7:  RECENT RELATED PARTY AND MANAGEMENT DEVELOPMENTS

The Company has been informed by the Trustee that on May 17, 1996, Mr. Michael Bennett, the sole owner of Shamrock Holdings, transferred of all of the outstanding stock of Shamrock Holdings to the Trustee. Shamrock Holdings owns
(i) 4,423,454 common shares of the Company, (ii) warrants to purchase 12,500 common shares of the Company at $4.00 per share and (iii) all of the Company's outstanding Series A Preferred Stock, convertible into, and voting as, 1,399,565 shares of common stock. Additionally, the Trustee has filed a lawsuit against Mutual Investors Funding Corporation ("MIFCO"), among other entities, seeking, among other relief, that MIFCO turnover to the Bennett estates all of the Company's stock owned by MIFCO. If the Trustee is successful in such action, the Bennett estates would own (i) an additional 1,500,000 shares of common stock of the Company and (ii) all of the Company's outstanding Series C Cumulative Preferred Stock, Series D Cumulative Preferred Stock and Series E Preferred Stock, convertible as of July 31, 1996 into approximately 185,000,000 shares of common stock of the Company. The Company does not have a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock. On April 1, 1996 the Board of Directors voted to request the stockholders of the Company to approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares no later than the next annual meeting of the Company's stockholders. Assuming the Trustee is successful in his action against MIFCO and converted as of July 31, 1996 that number of shares of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock equal to the total number of the Company's presently authorized but unissued shares of Common Stock (i.e. 37,467,898 shares), the Trustee, on behalf of the Bennett estates and Shamrock Holdings, would own approximately 86.8% of the total outstanding shares of Common Stock and approximately 87.1% of the total voting power represented by the total outstanding voting securities of the Company. Assuming the Company's stockholders approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares, and the Trustee converted as of June 30, 1996 all of the Series C Preferred Stock, Series D Preferred Stock and the Series E Preferred Stock (i.e. resulting in a total of approximately 185,000,000 shares of Common Stock being issued to the Trustee as of such date), the Trustee, on behalf of the Bennett estates and Shamrock Holdings, would own approximately 96.7% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company. As of August 8, 1996, MIFCO has not asserted any rights they may have against the Company for the Company's failure to maintain a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Preferred Stock, Series D Preferred Stock and the Series E Preferred Stock.

         William I. Fasy resigned on July 3, 1996 as the Company's Chairman, President and Chief Executive Officer to pursue other career opportunities. Mr. Fasy continued to be employed by the Company until August 1, 1996. The Board of Directors elected J. Douglas Wellington, the Company's General Counsel, Secretary and Controller, as the Interim President and Chief Operating Officer on July 10, 1996. The Board of Directors has not elected anyone to the Board to fill the vacancy left by Mr. Fasy.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations: Comparison of the three month periods ended June 30, 1996 and June 30, 1995
- ------------------------------------------------------------------

Revenues
- --------

Consulting service and other revenues for the three months ended June 30, 1996 amounted to approximately $982,000, an increase of approximately $467,000 or approximately 90% compared to the three months ended June 30, 1995. The increase is primarily attributable to revenues for the three months ended June 30, 1996 from the Charter Agreement with PMCC in the amount of approximately $986,000, partially offset by decreases for the three months ended June 30, 1996 of approximately $392,000 and $116,000 attributable to keno revenues and revenues from a video lottery management contract, respectively. The Charter Agreement became effective on June 18, 1995 but no revenues from PMCC Payments were recorded during the three months ended June 30, 1995 due to concerns regarding the collectibility of such payments resulting from disagreements with PMCC regarding the amount of expenses which PMCC was offsetting against the PMCC Payments. The Company's keno assets and operations were sold on March 28, 1996 and such video lottery management contract terminated on June 30, 1995, therefore no keno revenues or revenues from such video lottery management contract were generated during the three months ended June 30, 1996.

Costs and Expenses
- ------------------

The Company incurred no direct operating expenses and cost of sales for the three months ended June 30, 1996 compared to direct operating expenses and cost of sales for the three months ended June 30, 1995 of approximately $79,000. The decrease was attributable to the expenses and cost related to sales of keno systems sold during the three months ended June 30, 1995. No such expenses or costs were incurred for the three months ended June 30, 1996.

Selling, general and administrative expenses were approximately $926,000 for the three months ended June 30, 1996, representing a decrease of approximately $40,000 or approximately 4% when compared to the three months ended June 30,
1995. The decrease in selling, general, and administrative expenses was primarily due to a decrease of approximately $91,000 related to the Company's keno operations, which were sold on March 28, 1996, and a decrease of approximately $260,000 due to the resignation or termination effective December 15, 1995 of all but five of the Company's non-keno employees, partially offset by the write-off of the Unpaid Harolds Obligations in the amount of approximately $221,000 as of June 30, 1996 and an increase of approximately $74,000 in legal expenses associated with the Company's restructuring efforts.

Casino project development costs for the three months ended June 30, 1996 were approximately $95,000, representing a decrease of approximately $831,000 or approximately 90% when compared to the three months ended June 30, 1995. Such decrease was primarily due to decreases of approximately $302,000, $34,000 and $25,000 in personnel, travel & entertainment and consulting expenses, respectively, associated with the Company's change in business direction from the development of gaming projects to the management of its equity interests in gaming projects, a decrease in licensing fees of approximately $115,000 attributable to the receipt by the Company during the three months ended June 30, 1996 of previously expensed licensing fees, and a decrease of $425,000 related to SCS Lease expense of the Company, partially offset by an increase of approximately $60,000 relating to maintenance expenses of the Vessels. The SCS Lease payments from January 1, 1996 through the end of the lease term were recognized as an expense as of December 31, 1995 and therefore no such SCS Lease expenses were recorded in 1996.

Depreciation and amortization costs were approximately $258,000 for the three months ended June 30, 1996, representing a decrease of approximately $464,000 or approximately 64% when compared to the three months ended June 30, 1995. The decrease in depreciation and amortization expense was principally due to a decrease of approximately $266,000 as a result of the transfer of certain assets to PMCC in September 1995 and the change in the estimated useful life of certain depreciable or amortizable assets from 10 years to 25 years and a decrease of approximately $206,000 related to the Company's keno assets which were sold on March 28, 1996.

Equity in losses of subsidiaries in bankruptcy related to the results of operations for AMGAM and AGRM for the three months ended June 30, 1996 were approximately $2,863,000, representing a decrease of approximately $2,613,000 or approximately 91% when compared to the three months ended June 30, 1995. The Company wrote off its investments in AMGAM and AGRM as of December 31, 1995 and therefore no operating costs were incurred for the three months ended June 30, 1996, although the Company accrued $250,000 during the three months ended June 30, 1996 as management's estimate of additional settlement liabilities to be paid out of the PMCC Payments ($3,000,000 for such liabilities was accrued in 1995).

Net interest expense for the three months ended June 30, 1996 was approximately $1,377,000, an increase of approximately $84,000 or approximately 6% compared to the three months ended June 30, 1995. Interest expense increased approximately $90,000 during the three months ended June 30, 1996, while interest income increased approximately $6,000 during the three months ended June 30, 1996. The reason for the increase in interest expense of approximately $90,000 was due to a net increase in average debt outstanding due to Shamrock Holdings, Bennett Funding and Bennett Management of approximately $766,000 primarily attributable to the assumption in June 1995 by Shamrock Holdings of the Ship Mortgage, the PMCC/Bennett Debt due to Shamrock Holdings recorded by the Company from the BDE Date through December 31, 1995 and the repayment of approximately $1,375,000 due to Shamrock Holdings and Bennett Funding in the first quarter of 1996.

Results of Operations: Comparison of the six month periods ended
June 30, 1996 and June 30, 1995
- ----------------------------------------------------------------

Revenues
- --------

Consulting service and other revenues for the six months ended June 30, 1996 amounted to approximately $2,166,000, an increase of approximately $1,399,000 or approximately 182% compared to the six months ended June 30, 1995. The increase is primarily attributable to revenues for the six months ended June 30, 1996 from the Charter Agreement with PMCC in the amount of approximately $1,972,000, partially offset by decreases for the six months ended June 30, 1996 of approximately $334,000 and $204,000 attributable to keno revenues and revenues from a video lottery management contract, respectively. The Charter Agreement became effective on June 18, 1995 but no revenues from PMCC Payments were recorded during the six months ended June 30, 1995 due to concerns regarding the collectibility of such payments resulting from disagreements with PMCC regarding the amount of expenses which PMCC was offsetting against the PMCC Payments. The Company's keno assets and operations were sold on March 28, 1996 and such video lottery management contract terminated on June 30, 1995, therefore keno revenues significantly decreased for the six months ended June 30, 1996 and no revenues from such video lottery management contract were generated during the six months ended June 30, 1996.

Costs and Expenses
- ------------------

Direct operating expenses and cost of sales were approximately $65,000 for the six months ended June 30, 1996, representing a decrease of approximately $88,000 or 58% when compared to the six months ended June 30, 1995. The decrease was attributable to the expenses and costs related to sales of keno systems sold during the six months ended June 30, 1995. The Company's keno assets and operations were sold on March 28, 1996 and therefore such expenses and costs significantly decreased for the six months ended June 30, 1996.

Selling, general and administrative expenses were approximately $1,311,000 for the six months ended June 30, 1996, representing a decrease of approximately $614,000 or approximately 32% when compared to the six months ended June 30, 1995. The decrease in selling, general, and administrative expenses was primarily due to a decrease of $86,000 related to the Company's keno operations, which were sold on March 28, 1996, a decrease of approximately $603,000 due to the resignation or termination effective December 15, 1995 of all but five of the Company's non-keno employees and a decrease of approximately $93,000 in legal expenses for the six months ended June 30, 1996, partially offset by the write-off of the Unpaid Harolds Obligations in the amount of approximately $221,000 as of June 30, 1996.

Casino project development costs for the six months ended June 30, 1996 were approximately $233,000, representing a decrease of approximately $1,365,000 or approximately 85% when compared to the six months ended June 30, 1995. Such decrease was primarily due to decreases of approximately $675,000, $69,000, $64,000 and $47,000 in personnel, travel & entertainment, legal and consulting expenses, respectively, associated with the Company's change in business direction discussed above, decrease in licensing fees of approximately $115,000 attributable to the receipt by the Company during the six months ended June 30, 1996 of previously expensed licensing fees, and a decrease of $425,000 related to SCS Lease expense of the Company, partially offset by an increase of approximately $97,000 relating to maintenance expenses of the Vessels. The SCS Lease payments from January 1, 1996 through the end of the lease term were recognized as an expense as of December 31, 1995 and therefore no such SCS Lease expenses were recorded in 1996.

Depreciation and amortization costs were approximately $668,000 for the six months ended June 30, 1996, representing a decrease of approximately $662,000 or approximately 50% when compared to the six months ended June 30, 1995. The decrease in depreciation and amortization expense was principally due to a decrease of approximately $442,000 as a result of the transfer of certain assets to PMCC in September 1995 and the change in the estimated useful life of certain depreciable or amortizable assets from 10 years to 25 years and a decrease of approximately $244,000 related to the Company's keno assets which were sold on March 28, 1996.

Equity in losses of subsidiaries in bankruptcy related to the results of operations for AMGAM and AGRM for the six months ended June 30, 1996 of approximately $4,407,000, representing a decrease of approximately $4,157,000 or approximately 94% when compared to the six months ended June 30, 1995. The Company wrote off its investments in AMGAM and AGRM as of December 31, 1995 and therefore no operating costs were incurred for the six months ended June 30, 1996, although the Company accrued $250,000 during the six months ended June 30, 1996 as management's estimate of additional settlement liabilities to be paid out of the PMCC Payments.

Net interest expense for the six months ended June 30, 1996 was approximately $2,800,000, an increase of approximately $266,000 or approximately 10% compared to the six months ended June 30, 1995. Interest expense increased approximately $249,000 during the six months ended June 30, 1996, while interest income decreased approximately $17,000 during the six months ended June 30, 1996. The reason for the increase in interest expense of approximately $249,000 was due to an increase in average debt outstanding due to Shamrock Holdings, Bennett Funding and Bennett Management of approximately $2,203,000 primarily attributable to the assumption in June 1995 by Shamrock Holdings of the Ship Mortgage, the PMCC/Bennett Debt due to Shamrock Holdings recorded by the Company from the BDE Date through December 31, 1995 and the repayment of approximately $1,375,000 due to Shamrock Holdings and Bennett Funding in the first quarter of 1996.

The Company recorded a net gain of approximately $948,000 on the sale of keno operations for the six months ended June 30, 1996 (see Note 3). No such income was recorded during the six months ended June 30, 1995.

Changes in Financial Condition, Liquidity and Capital Resources
- ---------------------------------------------------------------

As of June 30, 1996, the Company had no committed financing arrangements and a working capital deficiency of $52,507,000. For a discussion of liquidity and capital resources, see Note 2.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 5 to the Consolidated Financial Statements.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

For a discussion of defaults with respect to the Company's indebtedness due to Shamrock Holdings, see Notes 2 and 4.

The Company has accrued and declared, but has not paid as of August 12, 1996, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series C Cumulative Preferred Stock as of December 31, 1994. The Company has accrued and declared, but has not paid as of August 12, 1996, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series D Cumulative Preferred Stock as of December 31, 1994.

Additionally, the Company has accrued, but has not declared or paid as of August 12, 1996, dividends totaling approximately $577,000 which were due and payable on the outstanding shares of its Series C Cumulative Preferred Stock from January 1, 1995 through June 30, 1996. The Company has accrued, but has not declared or paid as of August 12, 1996, dividends totaling approximately $477,000 which were due and payable on the outstanding shares of its Series D Cumulative Preferred Stock from January 1, 1995 through June 30, 1996. Although such dividends do not constitute actual liabilities of the Company until declared, the Company has accrued for such dividends because, under the terms of the Series C Cumulative Preferred Stock and the Series D Cumulative Preferred Stock, dividends are cumulative whether or not declared and the Company is prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends are unpaid. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number      Description
- --------------      -----------

10.2 Amended and Restated Operating Agreement for RSR, LLC dated as of February 26, 1996

10.71 Employment Agreement dated June 1, 1996 by and between the Company and J. Douglas Wellington

11                  Computation of Earnings Per Share.

27                  Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the second quarter of 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     American Gaming & Entertainment, Ltd.


Date:  8/14/96                       By: /s/ J. Douglas Wellington
       -------                           --------------------------------------
                                          J. Douglas Wellington
                                          President and Chief Operating Officer,
                                          and Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT
  NO.    DESCRIPTION                                             PAGE NO.
- -------  -----------                                             --------

10.2     Amended and Restated  Operating  Agreement for RSR,        28
         LLC dated as of February 26, 1996

10.71    Employment  Agreement  dated  June  1,  1996 by and        73
         between the Company and J. Douglas Wellington

11       Computation of Earnings Per Share.                         81

27       Financial Data Schedule                                    82