Form 10QSB
period 1996-09-30
AMERICAN GAMING & ENTERTAINMENT LTD /DE
filed 1996-11-14
CIK 851249

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 1996
                                      -------------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                       to
                                     --------------------    ------------------

     Commission file number   0-19049
                             ---------



                      American Gaming & Entertainment, Ltd.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Delaware                                     74-2504501
               --------                                     ----------

        (State or other jurisdiction of        (IRS Employer Identification No.)
         incorporation or organization)


 Bayport One, Yacht Club Drive, Suite 300, West Atlantic City, New Jersey 08232
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)



                                 (609) 272-9099
               --------------------------------------------------
                           (Issuer's telephone number)



                                 Not Applicable
        -----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


              Class                     Outstanding at November 11, 1996
    ----------------------------        --------------------------------

    Common Stock, $.01 par value                12,532,102 shares


                    Exhibit Index is on page 29 of 43 pages

                     AMERICAN GAMING & ENTERTAINMENT, LTD.
                          CONSOLIDATED BALANCE SHEETS



                                                                       September 30,  December 31,
                                                                           1996           1995
                                                                       (Unaudited)
                                                                       -----------    ------------


ASSETS
Current Assets
    Cash                                                               $  $50,000     $  487,000
    Prepaid expenses                                                      592,000         97,000
    Investments in gaming projects - deposit                                   --      1,027,000
    Inventories and other current assets                                  260,000         25,000
                                                                       ----------     ----------
Total current assets                                                      902,000      1,636,000

Casino barge and improvements, net of accumulated depreciation
 of $2,536,000 - 1996 and $2,384,000 - 1995                             1,263,000     14,128,000

Furniture, fixtures and equipment, net of accumulated depreciation
 of $64,000 - 1996 and $112,000 - 1995                                     25,000        152,000

Equipment under operating leases, net of accumulated depreciation
 of $1,470,000 - 1995                                                          --        851,000

Investments in gaming projects                                          1,856,000      2,152,000
Deferred financing fees                                                         0      2,275,000
Other non-current assets                                                  795,000         41,000
                                                                       -----------    ----------
                                                                        14,841,000    21,235,000
                                                                       ===========    ==========

See Notes to Consolidated Financial Statements

                      AMERICAN GAMING & ENTERTAINMENT, LTD.
                           CONSOLIDATED BALANCE SHEETS


                                                                        September 30,   December 31,
                                                                            1996           1995
                                                                         (Unaudited)
                                                                        ------------    -----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
    Amounts due to related parties:
          Accrued interest                                              $  9,684,000   $  6,036,000
          Dividends payable                                                1,203,000        778,000
          Accrual for unutilized lease costs                               3,506,000      4,463,000
          Current portion of long term debt                               39,746,000     39,072,000
                                                                        ------------   ------------
                                                                          54,139,000     50,349,000

    Accounts payable                                                         200,000        420,000
    Accrued payroll and related expenses                                       6,000         48,000
    Accrued expenses and other current liabilities                         1,383,000      1,933,000
    Current portion of mortgage note payable                                  27,000         24,000
                                                                        ------------   ------------
Total current liabilities                                                 55,755,000     52,774,000
Long term portion of estimated net liabilities for subsidiaries
 in bankruptcy                                                             2,500,000      2,250,000
Long term portion of mortgage note payable                                   104,000        126,000
                                                                        ------------   ------------
                                                                          58,359,000     55,150,000
                                                                        ------------   ------------

Commitments and Contingencies

Stockholders' Deficiency

Preferred stock, 1,000,000 shares authorized:
    Series A preferred stock, par value $.01 per share, 55,983
     shares issued                                                             1,000          1,000
    Series C  and D cumulative preferred stock, and Series E preferred stock, par value $.01 per share, 4,000 shares authorized and
     issued for each series                                               13,019,000     12,102,000
Common stock, par value $.01 per share; 50,000,000 shares
    authorized 12,532,102 shares issued and 12,508,067 outstanding           126,000        126,000
Additional paid-in capital                                                45,621,000     46,963,000
Cost of shares held in treasury                                              (25,000)       (25,000)
Deferred financing and commitment fees                                            --     (1,547,000)
Accumulated deficit                                                     (102,260,000)   (91,535,000)
                                                                        ------------   ------------
                                                                         (43,518,000)   (33,915,000)
                                                                        ------------   ------------
                                                                        $ 14,841,000   $ 21,235,000
                                                                        ============   ============


See Notes to Consolidated Financial Statements

                      AMERICAN GAMING & ENTERTAINMENT LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three months ended September 30,    Nine months ended September 30,
                                                --------------------------------    -------------------------------
                                                    1996           1995                  1996          1995
                                                ------------   ------------         ------------   ------------

Consulting services and other revenues          $      9,000   $  1,081,000         $  2,181,000   $  1,848,000
                                                ------------   ------------         ------------   ------------

Costs and expenses
    Direct operating and cost of sales                 --           212,000               65,000        365,000
    Selling, general and administrative            1,036,000        596,000            2,347,000      2,521,000
    Casino project development costs including
         accrual for unutilized lease costs          100,000        929,000              204,000      2,527,000
    Depreciation and amortization                    248,000        901,000              916,000      2,231,000
    Writedown of impaired assets                   2,485,000          --               2,504,000      2,530,000
    Equity in losses of subsidiaries
         in bankruptcy                                  --        1,001,000              250,000      5,408,000
                                                ------------   ------------         ------------   ------------
Total costs and expenses                           3,869,000      3,639,000            6,286,000     15,582,000
                                                ------------   ------------         ------------   ------------

Operating loss                                    (3,860,000)    (2,558,000)          (4,105,000)   (13,734,000)
                                                ------------   ------------         ------------   ------------

Other income (expense)
    Interest income                                   21,000         11,000               49,000         56,000
    Interest expense                              (4,781,000)    (1,332,000)          (7,609,000)    (3,911,000)
    Net gain on sale of investments                   (8,000)       301,000              940,000        301,000
                                                ------------   ------------         ------------   ------------
Total other income (expense)                      (4,768,000)    (1,020,000)          (6,620,000)    (3,554,000)
                                                ------------   ------------         ------------   ------------

Net loss                                          (8,628,000)    (3,578,000)         (10,725,000)   (17,288,000)

Dividends and accretion on preferred stock           467,000        325,000            1,342,000      1,083,000
                                                ------------   ------------         ------------   ------------

Net loss for common stockholders                $ (9,095,000)  $ (3,903,000)        $(12,067,000)  $(18,371,000)
                                                ============   ============         ============   ============

Net loss per common share                       $      (0.73)  $      (0.32)        $      (0.96)  $      (1.49)
                                                ============   ============         ============   ============
Weighted average number of common
    shares outstanding                            12,532,102     12,296,003           12,532,102    12,355,155
                                                ============   ============         ============   ============


    See Notes to Consolidated Financial Statements

                      AMERICAN GAMING & ENTERTAINMENT, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Nine months ended September 30,
                                                                        ---------------------------------
                                                                              1996               1995
                                                                        ------------------   -------------

Operating Activities
Net loss                                                                $ (10,725,000)       $(17,288,000)

Adjustments to reconcile net loss to net cash used in
 operating activities:
     Gain on disposition of fixed assets                                                         (262,000)
     Depreciation and amortization                                            916,000           3,718,000
     Amortization of deferred financing costs                               3,822,000             477,000
     Net gain on sale of keno operations                                     (948,000)                 --
     Stock option compensation expense                                             --             208,000
     Consulting expense / Common Stock                                             --              44,000
     Reorganization expense                                                        --             530,000
     Writedown of impaired assets                                           2,504,000           2,530,000
Changes in operating assets and liabilities, net of effect
 from business combination:
     Prepaids, inventories and other current assets                          (502,000)           (479,000)
     Other non-current assets                                                 153,000             149,000
     Accounts payable, accrued expenses and other current
        liabilities                                                         3,218,000           6,216,000
                                                                        -------------        ------------
          Net cash used in operating activities                            (1,562,000)         (4,157,000)
                                                                        -------------        ------------
Investing activities
Proceeds from sale of keno operations                                         500,000           3,188,000
Capital expenditures                                                               --            (328,000)
Investments in gaming activities                                              973,000          (1,450,000)
Amounts received under financing agreement                                     87,000             191,000
                                                                        -------------        ------------
          Net cash provided by (used in) investing activities               1,560,000           1,601,000
                                                                        -------------        ------------
Financing Activities
Proceeds from notes payable and other long-term obligations                   986,000           3,077,000
Proceeds from issuance of common stock                                             --              28,000
Interest payments on accrued interest                                        (132,000)                 --
Principal payments on capitalized leases                                           --          (1,230,000)
Principal payments on notes payable                                        (1,289,000)                 --
                                                                        -------------        ------------
          Net cash (used in) provided by financing activities                (435,000)          1,875,000
                                                                        -------------        ------------

Decrease in cash                                                             (437,000)           (681,000)
Cash at beginning of quarter                                            $     487,000      $    1,605,000
                                                                        -------------        ------------
Cash at end of quarter                                                  $      50,000      $      924,000
                                                                        =============      ==============


See Notes to Consolidated Financial Statements

AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The consolidated interim financial statements include the accounts of American Gaming & Entertainment, Ltd. and its subsidiaries (the "Company"). The unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (including normal recurring accruals) and disclosures (including events occurring subsequent to September 30, 1996) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996. For further information, reference is also made to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

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

As a result of the bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code (the "Code") with respect to two of the Company's wholly owned subsidiaries, AMGAM Associates, a Mississippi partnership ("AMGAM"), and American Gaming and Resorts of Mississippi, Inc., a Mississippi corporation ("AGRM"), and the expected liquidation of these subsidiaries in the near future, the Company's control of these entities is likely to be temporary. In accordance with generally accepted accounting principles, the Company elected, effective beginning the year ended December 31, 1995, to deconsolidate AMGAM and AGRM and present the results of operations for AMGAM and AGRM on the equity basis of accounting as a single line item in the Consolidated Statement of Operations for financial reporting purposes.

Certain reclassifications have been made to the 1995 amounts in order to conform to the classifications used in 1996.

NOTE 2:  LIQUIDITY AND CONTINUATION OF BUSINESS

The Company has sustained recurring operating losses since its inception, including significant losses related to the Gold Shore Casino, as more fully set forth below. The Company also has had a history of insufficient liquidity and has been dependent upon Shamrock Holdings, Bennett Funding and Bennett Management for both working capital and project related financing. However, as a result of the bankruptcy filings of Bennett Funding and Bennett Management on March 29, 1996 and the filing by the U.S. Securities and Exchange Commission (the "Commission") of securities fraud charges against Bennett Funding and Bennett Management on March 28, 1996, the Company does not anticipate receiving any additional funds from the Bennett entities. As of September 30, 1996, the Company owes approximately $52,936,000 to Shamrock Holdings (see Note 4), which amount includes approximately $2,524,000 under a 66-month operating lease between the Company and Bennett Management (the "SCS Lease") with respect to the "Sioux City Sue" riverboat vessel and its supporting barge (the "Vessels") which lease, as discussed below, Shamrock Holdings has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock Holdings.

In the AMGAM bankruptcy proceeding pending before the United States Bankruptcy Court, Southern District of Mississippi (the "Bankruptcy Court"), the committee for unsecured creditors in the bankruptcy proceeding of AMGAM (the "AMGAM Committee") has filed an adversary complaint (the "Complaint") challenging the 1995 transfers of the ownership interests in the Gold Coast Casino barge (the "Gold Coast Barge") by AGRM and AMGAM to the Company and the 1995 transfer of the leasehold interest in the Gold Coast Barge by AMGAM to the Company as fraudulent transfers or voidable preferences under the Code, and seeking, among other things, that all rental payments from President Mississippi Charter Corporation ("PMCC") under an agreement (the "Charter Agreement") between the Company and PMCC whereby PMCC is leasing from the Company the Gold Coast Barge which the Company owns and on which the Company had previously operated the Gold Shore Casino, be deposited into an escrow account for the benefit of the creditors of AMGAM and AGRM (see Note 5).

On April 29, 1996, a  preliminary  injunction  (the  "Preliminary  Injunction"), which was agreed upon by the AMGAM Committee and the committee for unsecured creditors in the bankruptcy proceeding of AGRM (collectively with the AMGAM Committee, the "Committees") and the Company, was entered by the Bankruptcy Court (i) to require the May 1996 through July 1996 rental payments (approximately $329,000 per month) from PMCC under the Charter Agreement (the "PMCC Payments") be deposited into an escrow account (the "AMGAM/AGRM Escrow Account") for the benefit of the creditors of AMGAM and AGRM pending confirmation of a proposed joint plan of liquidation and (ii) to allow a monthly payment from such escrow account to the Company in the amount of $304,000 for its monthly operating expenses.

The Preliminary Injunction was revised and extended by the Bankruptcy Court effective August 1, 1996 (i) to require the PMCC Payments from August 1996 to the end of the Injunction Term (as defined in the last sentence of this paragraph) be deposited into such escrow account for the benefit of the creditors of AMGAM and AGRM pending confirmation of a proposed joint plan of liquidation and (ii) to allow a monthly payment from such escrow account to the Company in the amount of approximately $282,000 for its monthly operating expenses (subject, however, to the Term Sheet and the PMCC Agreement, both terms as defined below). Such payments are the Company's only present significant source of net cash flow and liquidity. The Preliminary Injunction will remain in effect until the agreement by the Company and the Committees on a joint plan of liquidation of the AMGAM and AGRM estates or upon further order of the Bankruptcy Court (the "Injunction Term").

The Company, Shamrock Holdings, AMGAM, AGRM and the Committees have negotiated a term sheet (the "Term Sheet") for a proposed joint plan of liquidation (the "Plan"), more fully described below, pursuant to which the PMCC Payments and payments with respect to certain slot machines acquired by PMCC from AMGAM formerly used in the operation of the Gold Shore Casino (the "FF&E Payments") would be deemed assets of the bankruptcy estates of AMGAM and AGRM and the Company would receive a portion of such aggregate payments, if any. As more fully described below, upon confirmation of the Plan, the Complaint and all other litigation brought by the Committees against the Company would be dismissed. There can be no assurance that the Plan will be implemented or that the Company will receive any payments from the AMGAM or AGRM bankruptcy cases pursuant to the Plan or otherwise. Pursuant to the Term Sheet, notwithstanding the Preliminary Injunction, the Company will be allowed a monthly payment from the escrow account for the benefit of the creditors of AMGAM and AGRM in the amount of approximately $261,000 for the Company's monthly operating expenses beginning with the December 1996 PMCC Payment.

On October 14, 1996, the Company advised PMCC that PMCC was in default under the Charter Agreement for failure to make the October 1996 PMCC Payment when due. On October 28, 1996, PMCC alleged that the Company had breached the Charter Agreement by failing to ensure PMCC's peaceful use and enjoyment of the Gold Coast Barge. On November 4, 1996, the Company, and PMCC agreed, with the concurrence of the Committees and Shamrock Holdings, (the "PMCC Agreement") (i) to allow PMCC to pay one-half of the amounts of the PMCC Payments from October 1996 through December 1996 (of which amounts the Company has received approximately $141,000 relating to each of the October 1996 and November 1996 PMCC Payments and is entitled to receive approximately $130,000 relating to the December 1996 PMCC Payment), during which time the Company and PMCC will attempt to negotiate a purchase of the Gold Coast Barge by PMCC, (ii) that the acceptance of such payments will not constitute satisfaction of such PMCC Payments or be considered a waiver by the Company of any of its rights under the Charter Agreement, and (iii) to withdraw and toll until December 15, 1996 all declarations of default.

If (i) the Company, AMGAM, AGRM and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM incorporating the terms of the Term Sheet or any other acceptable terms or any such plan is agreed upon but not approved by the creditors in the AMGAM and AGRM bankruptcy proceedings in accordance with the provisions of the Code or thereafter confirmed by the Bankruptcy Court and (ii) a motion filed by the AMGAM Committee with the Bankruptcy Court seeking the substantive consolidation of the AMGAM and AGRM bankruptcy proceedings, resulting in a combination of the assets and liabilities of AMGAM and AGRM into one bankruptcy estate, is granted by the Bankruptcy Court and the AMGAM Committee prevails on the Complaint, the Company would not be able to meet its obligations as they come due. Additionally, if the Company and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM incorporating the terms of the Term Sheet or any other acceptable terms, and, as a result, the Court (i) terminates the Preliminary Injunction and (ii) disallows any payments to the Company for its monthly operating expenses from the PMCC Payments, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company. Even if the Plan is confirmed in the AMGAM and AGRM bankruptcies, and the Company receives its portion of the PMCC Payments, such payments would not be sufficient to satisfy the Company's currently anticipated operating needs and its obligations to Shamrock Holdings and Bennett Management.

As discussed below, the Company is seeking the modification or termination of certain agreements (excluding Shamrock Holdings' assumption of the obligation related to a first preferred ship mortgage (the "Ship Mortgage") on the Gold Coast Barge of approximately $2,278,000, which assumption has been consummated) executed between the Company, Shamrock Holdings and Bennett Management whereby the Company agreed to assign all its rights and interests in the Charter Agreement, including the rights to all PMCC Payments, and the Gold Coast Barge to Shamrock Holdings and Bennett Management, respectively, for cancellation of approximately $22,722,000 in debt due Shamrock Holdings with respect to the Gold Shore Casino (the "Barge Debt") and Shamrock Holdings' assumption of the Ship Mortgage (collectively, the "Bennett Debt Exchange") and a restructuring of all other obligations due from the Company to Shamrock Holdings because (i) the Company would not be able to meet all of its obligations as they come due if all or a significant portion of the PMCC Payments were required to be paid to Shamrock Holdings and (ii) the Company is otherwise unable to service the debt or repay the principal due to Shamrock Holdings under all other such obligations.

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

If Shamrock Holdings, and, to the extent an assignment to Shamrock Holdings of Bennett Management's interest in the agreements constituting the Bennett Debt Exchange never took place or is voided as a fraudulent transfer, voidable preference or otherwise in the bankruptcy proceeding of Bennett Management, Bennett Management, agree to a termination of the Bennett Debt Exchange as of the respective dates of the agreements comprising the Bennett Debt Exchange (excluding Shamrock Holdings' assumption of the Ship Mortgage) and agree to continue to let the Company utilize the PMCC Payments (subject in all cases to the Preliminary Injunction) (i) the Company would recognize as revenue amounts previously recorded as indebtedness to Shamrock Holdings arising out of the PMCC Payments received by the Company (the "PMCC/Bennett Debt") from July 21, 1995, the scheduled effective date of the Bennett Debt Exchange (the "BDE Date"), through December 31, 1995 as of the date of such termination and (ii) the Company would reverse interest expense recognized on such PMCC/Bennett Debt. Based upon (a) a verbal understanding which the Company believed it had with Shamrock Holdings to allow the Company to utilize and retain the PMCC Payments while the Company and Shamrock Holdings were negotiating the terms of a comprehensive restructuring and (b) the course of conduct of Shamrock Holdings from January 1, 1996 through June 1996, the Company utilized, retained and recorded as revenues the PMCC Payments from January 1, 1996 through June 30, 1996. If the Company's understanding is determined to be incorrect or a restructuring of the Company's obligations to Shamrock Holdings and, if necessary, Bennett Management is not consummated, the Company would (1) reverse as revenue the PMCC Payments from January 1, 1996 through June 30, 1996, (2) record such payments as additional PMCC/Bennett Debt and (3) record interest expense on such PMCC/Bennett Debt.

In June 1996, the Trustee (the "Trustee") for Bennett Funding and Bennett Management under Chapter 11 of the Code (see Note 7), to whom, pursuant to information from the Trustee, Mr. Michael Bennett, the sole owner of Shamrock Holdings, has transferred of all of the outstanding stock of Shamrock Holdings, orally notified the Company that Shamrock Holdings is entitled to all PMCC Payments to be received by the Company as a result of Shamrock Holdings being the holder of the Ship Mortgage and a second preferred ship mortgage on the Gold Coast Barge in the amount of $33,000,000 (the "Second Mortgage"), which secures the Barge Debt. However, the Company has continued to utilize the PMCC Payments for its operating needs after June 30, 1996 in accordance with the terms of the Preliminary Injunction because the Company's management determined that, because of the Company's liquidity problems, transferring the PMCC Payments received by the Company under the Preliminary Injunction to Shamrock Holdings would prevent the Company from meeting its obligations to its creditors and would require the Company to file for protection under the Code. The Company has not transferred to Shamrock Holdings the Gold Coast Barge, the Charter Agreement and related PMCC Payments received by the Company for revenues earned under the Charter Agreement since July 1, 1996 (totaling approximately $987,000 from July 1, 1996 through September 30, 1996, and which payments are being recorded as PMCC/Bennett Debt in the accompanying Unaudited Consolidated Balance Sheet as of September 30, 1996). Additionally, Shamrock Holdings or, to the extent an assignment to Shamrock Holdings of Bennett Management's interest in the agreements constituting the Bennett Debt Exchange never took place or are voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management, Bennett Management has not yet canceled the Barge Debt as required by the Bennett Debt Exchange. In addition, the Company has (a) recorded interest expense on the PMCC/Bennett Debt recorded by the Company from July 1, 1996 through September 30, 1996 (totaling approximately $23,000) and (b) for the reasons set forth below, continued to record for the three months ended September 30, 1996 (i) interest expense on the Barge Debt that was to have been canceled by Shamrock Holdings, or, if necessary, Bennett Management pursuant to the Bennett Debt Exchange and (ii) depreciation and amortization expense on the Gold Coast Barge that were to have been transferred to Shamrock Holdings pursuant to the Bennett Debt Exchange (totaling approximately $240,000 for the three months ended September 30, 1996) (although, as discussed below, the Company did not recognize any rental revenue associated with such expenses for the three months ended September 30, 1996). If Shamrock Holdings and, to the extent an assignment to Shamrock Holdings of Bennett Management's interest in the agreements constituting the Bennett Debt Exchange never took place or are voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management, Bennett Management agree to a termination of the Bennett Debt Exchange as of the respective dates of the agreements comprising the Bennett Debt Exchange and agree to continue to let the Company utilize the PMCC Payments, (i) the Company would recognize as revenue amounts previously recorded as PMCC/Bennett Debt from July 1, 1996 through September 30, 1996 as of the date of such termination and (ii) the Company would reverse interest expense recognized on such PMCC/Bennett Debt.

The Gold Coast Barge and  related  leasehold  improvements  (with a value on the
Company's books totaling approximately $11,263,000 net of accumulated depreciation and amortization, as of September 30, 1996) that were to have been transferred to Bennett Management pursuant to the Bennett Debt Exchange and the Barge Debt that was to have been canceled by Shamrock Holdings or, if necessary, Bennett Management pursuant to the Bennett Debt Exchange (totaling approximately $25,000,000 as of September 30, 1996, and interest on such debt of approximately $4,117,000 from the BDE Date through September 30, 1996) are shown as assets and liabilities, respectively, of the Company as of September 30, 1996. Such amounts are shown on the accompanying Unaudited Consolidated Balance Sheet as of September 30, 1996 because documents have not been executed to formally transfer the Gold Coast Barge from the Company to Bennett Management and to forgive such indebtedness by Shamrock Holdings or, if necessary, Bennett Management all in accordance with the terms of the Bennett Debt Exchange. The related revenues for the three months ended September 30, 1996 however were not recognized as such and instead were recorded as PMCC/Bennett Debt because (i) the Trustee notified the Company that Shamrock Holdings is entitled to all PMCC Payments to be received by the Company and (ii) as of September 30, 1996 Shamrock Holdings had not executed documents agreeing to a termination or postponement of the Bennett Debt Exchange and therefore the Company may not have had a right to keep such revenues.

There can be no assurance that Shamrock Holdings or, if necessary, Bennett Management will agree to modify or terminate the Bennett Debt Exchange or restructure all other obligations due from the Company to Shamrock Holdings and, if applicable, Bennett Management. Failure to obtain such modification, termination or restructuring would have a material adverse effect on the Company and the Company would need to pursue a formal plan of reorganization or liquidation. Any action to be taken by Bennett Management in connection with modifying or terminating the Bennett Debt Exchange would probably require the approval of the bankruptcy court before which the Bennett Management bankruptcy proceeding is being heard.

In  addition  to the  foregoing,  the  Company is  delinquent  in the payment of interest due on its various obligations to Shamrock Holdings totaling approximately $9,684,000 as of September 30, 1996 and is therefore in default with respect to such payments under the Company's various loan agreements with Shamrock Holdings. If Shamrock Holdings takes any action with respect to its rights and remedies in connection with such defaults, it would have a material adverse effect on the Company's business and financial condition and the Company would need to pursue a formal plan of reorganization or liquidation. The Company is also delinquent in the payment of rent totaling approximately $2,524,000 as of September 30, 1996 under the SCS Lease. Shamrock Holdings or Bennett
Management, to the extent an assignment to Shamrock Holdings of Bennett Management's interest in the Security Agreement never took place or is voided as a fraudulent transfer, voidable preference or otherwise in the bankruptcy proceeding of Bennett Management, has a security interest in certain assets of the Company including (i) the Gold Coast Barge pursuant to the Ship Mortgage, the Second Mortgage and other agreements and (ii) all of the Company's accounts receivable and bank accounts located in the State of New Jersey and therefore because of such defaults could foreclose on such assets in the amount of such defaults. There can be no assurance that Shamrock Holdings and, if necessary, Bennett Management will agree on and execute an agreement restructuring the Company's obligations to Shamrock Holdings and, if applicable, Bennett Management. Additionally, any action required to be taken by Bennett Management would probably require the approval of the bankruptcy court before which the Bennett Management bankruptcy proceeding is being heard. Since the announcement of securities fraud charges against, and the commencement of bankruptcy proceedings by, certain Bennett entities, including Bennett Funding and Bennett Management, and the agreement by Mr. Michael Bennett, the sole owner of Shamrock Holdings, to transfer all of the outstanding stock of Shamrock Holdings to the Trustee, the Company has had preliminary negotiations with the Trustee on a restructuring of the Company's obligations to Shamrock Holdings and, if applicable, Bennett Management. Even if the Plan is confirmed, and such a restructuring is consummated, there can be no assurance that the Company would receive payments pursuant to the Plan sufficient to satisfy the Company's currently anticipated operating needs and its obligations to Shamrock Holdings and, if applicable, Bennett Management, as restructured.

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

Given the Company's present financial and liquidity position, the legal problems described above relating to certain Bennett entities and the Company's other litigation described below (see Note 5), the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming ventures. Additionally, the Company's ability to continue in business is dependent upon its ability (i) to obtain Shamrock Holdings' and, if necessary, Bennett Management's agreement to modify on terms acceptable to the Company or terminate the Bennett Debt Exchange (excluding Shamrock Holdings' assumption of the Ship Mortgage) and restructure all other obligations due from the Company to Shamrock Holdings and, if applicable, Bennett Management, (ii) to consummate the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, and (iii) to satisfactorily resolve the litigation filed against the Company (see Note 5). However, there can be no assurance the Company will be successful in obtaining Shamrock Holdings' and, if necessary, Bennett Management's agreement to modify on terms acceptable to the Company or terminate the Bennett Debt Exchange (excluding Shamrock Holdings' assumption of the Ship Mortgage) and restructure all other obligations due from the Company to Shamrock Holdings and possibly Bennett Management, consummating the liquidations of AMGAM and AGRM under Chapter 11 of the Code under plans acceptable to the Company or satisfactorily resolving the litigation filed against the Company. If the Company is unsuccessful in these efforts, the Company would then need to pursue a formal plan of reorganization or liquidation of the Company. Either such action would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that the stockholders of the Company will recover any of their investment in the Company.

NOTE 3:  SIGNIFICANT DEVELOPMENTS WITH RESPECT TO INVESTMENTS IN GAMING PROJECTS

Mississippi
-----------

The Company, Shamrock Holdings, AMGAM, AGRM and the Committees have executed the Term Sheet, which terms are to be incorporated into the Plan. Pursuant to the Plan as currently agreed upon by such parties, (i) the Company would transfer to a creditors trust for the holders of allowed claims in the bankruptcy proceedings of AMGAM and AGRM (excluding the Company and Shamrock Holdings) an undivided 22.7% ownership interest in the Gold Coast Barge and the Charter Agreement, which assets will be held by a trustee (the "Mississippi Trustee"),
(ii) the Mississippi Trustee would receive and disburse in accordance with the terms of the Plan all PMCC Payments and all FF&E Payments, (iii) each administrative and priority claim, as defined in the Code, incurred in connection with the bankruptcy proceedings of AMGAM and AGRM would be paid in full from the respective estates of AMGAM and AGRM in accordance with statutory priorities pursuant to the Code, (iv) each secured claim (excluding the Ship Mortgage) would be paid in full from the sale of the related collateral, (v) each unsecured claim, excluding any claims of the Company and Shamrock Holdings, would be paid on a pro rata basis (a) from the assets of the respective estates of AMGAM and AGRM, including all FF&E Payments made from October 1, 1995 through October 1, 1997 and the funds remaining in the escrow account established pursuant to the Preliminary Injunction, (b) from a monthly payment in the aggregate amount of $67,500 out of the PMCC Payments (which total approximately $329,000 per month) from the date the Plan is confirmed (the "Confirmation Date") through the end of the initial term of the Charter Agreement and the renewal term, if any, and (c) from 22.7% of the net proceeds of a sale of the Gold Coast Barge, if any, (vi) the Mississippi Trustee would escrow $2,500 per month, up to an aggregate amount of $60,000, for use in paying any and all costs of protecting the Gold Coast Barge in the event of default by PMCC under the Charter Agreement, and (vii) the Company's and Shamrock Holdings' unsecured claims (in the collective claimed amount of $33,000,000) and the Ship Mortgage would be paid from the balance of (a) the monthly payments (approximately $259,000) made by PMCC pursuant to the Charter Agreement from the Confirmation Date and (b) the net proceeds of a sale of the Gold Coast Barge, if any.

The amounts to be paid to creditors would be subject to the claim allowance process in the AMGAM and AGRM bankruptcies, pursuant to which all allowed claim amounts, in the order set forth above, would be fixed for purposes of distributions under the Plan. Prior to the final approval of any settlement agreement incorporating the terms of the Plan, the Company and Shamrock Holdings shall advise AMGAM, AGRM and the Committees of the allocation between the Company and Shamrock Holdings of the distributions to be made pursuant to clause
(vii) in the immediately preceding paragraph. The Bankruptcy Court set May 17, 1996 as the final date for filing proofs of claim or interest in both the AMGAM and AGRM bankruptcy cases, except with respect to Bennett Management and related entities, for which the Bankruptcy Court has extended such date until November 18, 1996. Additionally, pursuant to the Plan, the Committees would agree to stay all litigation, including the Complaint, until the Confirmation Date, at which time the Committees would dismiss the Complaint and all other litigation brought against the Company with prejudice, that is, the Committees would be precluded from filing any action against the Company based on the alleged causes of action set forth in the Complaint or any such other litigation.

There can be no assurance that the Company, AMGAM, AGRM and the Committees will agree on a joint plan of liquidation for AMGAM and AGRM with terms and conditions substantially equivalent to the Plan, that the Company will receive any distributions under the Plan, that the creditors in the AMGAM and AGRM bankruptcy proceedings will approve any such plan in accordance with the provisions of the Code or that any such plan will thereafter be confirmed by the Bankruptcy Court.

As previously described, the Company and PMCC have entered into an agreement allowing PMCC to pay one-half of the amounts of the PMCC Payments from October 1996 through December 1996, during which time the Company and PMCC will attempt to negotiate a purchase of the Gold Coast Barge by PMCC (See Note 2).

In the third quarter of 1996, the Company recognized a write down of $2,146,000 in the value of its investment in the Gold Coast Barge and the related leasehold improvements to reflect its appraised market value (see Note 8). In the first quarter of 1996, the Company reevaluated the useful life of the Gold Coast Barge and the related leasehold improvements based on the Company's current plans for the use of such barge and determined that it has a useful life of 25 years, which is the industry average for such type of barge. Previously, the Gold Coast Barge and the related leasehold improvements being depreciated over a useful life of 10 years based on their previous utilization by AMGAM. For the three months and nine months ended September 30, 1996 the change in such estimated useful life reduced depreciation and amortization expense by approximately $360,000 and $1,079,000, respectively, and reduced net loss per common share by approximately $.03 and $.09, respectively.

Harolds Club Casino
-------------------

Pursuant to an agreement between Shamrock Holdings and the Company (the "HC Purchase Agreement") under which Shamrock Holdings provided the necessary funds to the Company to close the purchase of the Harolds Club casino in Reno, Nevada, the Company transferred to Shamrock Holdings title to the land and the building related to the Harolds Club, Shamrock Holdings canceled $650,000 of the Company's then outstanding indebtedness to Shamrock Holdings and caused Bennett Funding to cancel $500,000 of the Company's then outstanding indebtedness to Bennett Funding, and the Company agreed to transfer to Shamrock Holdings all of the Company's rights, title and interest in certain land leases related to the Harolds Club by July 30, 1995. The Company is in breach of the latter provision because such transfer has not been completed pending the negotiation by the Company with Shamrock Holdings relating to possible future development or sale of the Harolds Club. The HC Purchase Agreement does not give Shamrock Holdings any particular rights with respect to such breach by the Company. Although the Company is obligated until such transfer to make all lease payments under such leases and notwithstanding that such leases have not yet been assigned to

Shamrock Holdings, since July 30, 1995 Shamrock Holdings has assumed responsibility for all carrying costs of the Harolds Club property including, but not limited to, such lease payments, taxes, insurance and utilities. However, even if the Company transfers to Shamrock Holdings all of the Company's rights, title and interest in such leases, the Company could still be ultimately obligated under such leases, pursuant to certain guaranties of lease executed by the Company. The Company has been informed by Shamrock Holdings and the lessors under such leases that Shamrock Holdings has not made any lease payments from April 1996 through November 1996 due under such leases or quarterly property taxes due under such leases, collectively totaling approximately $543,000. The lessors have, among other rights, the right to terminate the respective leases and hold the Company responsible for all obligations under such leases through the end of the respective lease terms. Such leases require aggregate annual lease payments of approximately $620,000, $584,000 and $548,000 for 1996, 1997 and 1998, subject to increase based upon increases in the Consumer Price Index, and have terms ending between June 1997 and October 2022. The Company has recorded the unpaid lease payments and property taxes from April 1996 through September 1996 totaling approximately $439,000 (the "Unpaid Harolds Obligations") as current liabilities as of September 30, 1996. The Company has also recorded the amount of the Unpaid Harolds Obligations as a receivable due from Shamrock Holdings as of September 30, 1996, but, as a result of the Company's determination as of September 30, 1996 that there is a substantial likelihood that such amount will be uncollectible, wrote-off such amount as of September 30, 1996. In September 1996, Shamrock Holdings and the Company entered into an agreement pursuant to which Shamrock Holdings has agreed, upon the sale of the Harolds Club, to reimburse the Company for (i) all costs and expenses, in an amount not to exceed $15,000, incurred by the Company in connection with such sale, (ii) all reasonable attorneys' fees incurred by the Company in connection with litigation commenced against, among others, the Company by the five lessors of the Harolds Club property seeking, among other relief, payment of all unpaid lease payments and property taxes (see Note 5), and (iii) the Unpaid Harolds Obligations.

Indiana
-------

Effective August 23, 1996, the Company transferred to NBD Bank, N.A., as trustee, ("NBD") the Company's 24.5% equity interest (the "Interest") in RSR, LLC ("RSR"), representing the equivalent of a 4.9% equity interest in a riverboat gaming entertainment complex in the City of Rising Sun, Indiana on the Ohio River (the "Rising Sun Project"). Additionally, the Company has granted a irrevocable proxy to the other members of RSR (collectively, the "Remaining Members") to vote the Interest in the same manner and proportion as the Remaining Members vote on any matter, provided, however, that such proxy may not be exercised to vote in favor of any action that could reasonably be viewed as decreasing or otherwise adversely affecting the value of the Interest or the ability to sell or otherwise transfer the Interest. Prior to August 23, 1998, the Company may instruct NBD to sell any portion of the Interest, for the benefit of the Company, to a third party approved by the Indiana Gaming Commission ("IGC"), subject to rights of first refusal held by RSR, the Remaining Members and Indiana RBG, L.P. ("RBG"), the partner of RSR in the Rising Sun Project. Any portion of the Interest which is not transferred prior to August 23, 1998 shall be purchased from NBD, for the benefit of the Company, by either the Remaining Members or RSR at an average appraised fair market value. As a result of the Company, RSR, the Remaining Members and RBG advising the staff of the IGC of their intention to enter into the foregoing arrangements, no determination on the Company's suitability for licensure was made at the meetings of the IGC held on August 19 and 20, 1996 and the Company does not believe that the IGC has any present intention of making a determination on the Company's suitability for licensure.

NOTE 4:  LONG TERM DEBT AND ACCRUAL FOR UNUTILIZED LEASE COSTS

As discussed above, the Company is delinquent in the payment of (i) interest due under the Company's various loan agreements with Shamrock Holdings and (ii) rent under the SCS Lease (see Note 2) and therefore has classified all indebtedness due to Shamrock Holdings as current liabilities in the accompanying unaudited consolidated interim financial statements. At September 30, 1996 and December 31, 1995, the Company had outstanding amounts due Shamrock Holdings approximating $52,936,000 and $45,108,000, respectively, including accrued interest of approximately $9,684,000 and $6,036,000, respectively. Such amounts due Shamrock Holdings also include approximately $2,524,000 and $1,567,000, respectively, under the SCS Lease which Shamrock Holdings has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock Holdings (see Note 2). As a result of the Company's determination as of December 31, 1995 that there is a substantial likelihood that the Company will not record any revenues from the Vessels through the end of the SCS Lease term to offset the remaining lease payments due Shamrock Holdings thereunder, the portion of such lease payments for the period from October 1, 1996 through the end of the SCS Lease term totaling approximately $3,506,000 has been recorded as a liability under the "Accrual for unutilized lease costs" account as of September 30, 1996. Additionally, the amount due Shamrock Holdings as of December 31, 1995 includes approximately $562,000 under a line of credit from Bennett Funding to the Company which Shamrock Holdings has orally represented to the Company that Bennett Funding, prior to its bankruptcy filing, assigned to Shamrock Holdings. All borrowings under such line of credit were repaid by the Company to Bennett Funding in the first quarter of 1996.

In addition to the Company's indebtedness to Shamrock Holdings, at September 30, 1996 and December 31, 1995, the Company owed approximately $131,000 and $150,000, respectively, under a mortgage note payable.

NOTE 5:  CONTINGENCIES

As previously disclosed in the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1996, the five lessors of the Harolds Club property have filed suit against, among others, the Company and Shamrock Holdings seeking, among other relief, (i) payment of all unpaid lease payments and property taxes,
(ii) a court order voiding the transfer of the title to the land and the building related to the Harolds Club from the Company to Shamrock Holdings to the extent necessary to satisfy the claims of creditors of the Company, (iii) a court order prohibiting and enjoining Shamrock Holdings from transferring the title to the land and the building related to the Harolds Club during the pendency of the actions, (iv) temporary and permanent court orders mandating that the Company protect the grandfathered right of nonlicensed gaming on the leaseholds by locating a suitable gaming sub-tenant and (v) reasonable attorneys fees and costs. The plaintiffs in one of the suits have advised the Company that they intend to dismiss their suit against the Company, but have not yet done so and the pleadings in such suit are not closed. Similarly, the pleadings in the four other suits are not closed. The parties in those suits have advised the Company that they intend to enter into agreements to extend until March 1997 the period in which the Company's answers are due to permit the parties to negotiate a settlement which will protect the grandfathered right of nonlicensed gaming on the leaseholds and set forth the rights and obligations of all parties upon a sale of the leaseholds, but have not yet entered into such agreements. As such a settlement has not yet been agreed upon by such parties, the pleadings are not yet closed, and discovery and depositions have not yet commenced, outside counsel to the Company, due to the limited facts available on this matter, is unable to predict the outcome of these suits. However, should the plaintiffs prevail, these suits would have a material adverse effect on the Company's business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

On September 16, 1996, two stockholders of the Company, who were bondholders and stockholders of AGRM prior to its merger with and into a subsidiary of the Company in December 1994 (the "Merger"), filed suit against the Company and three former officers and/or directors of AGRM in the Circuit Court of Harrison County, Mississippi, Second Judicial District (Civil Action No. A2402-96-00210). The plaintiffs allege (i) federal and state securities fraud by the defendants based on alleged fraudulent misrepresentations made by the defendants in connection with plaintiffs' decision to purchase common stock of AGRM, to convert certain debentures issued by AGRM into common stock of AGRM and to tender their common stock of AGRM in exchange for common stock of the Company in connection with the Merger and (ii) a breach of directors' duties of good faith and due care by the three former officers and/or directors of AGRM. The plaintiffs are seeking compensatory damages in the amount of $250,000, punitive damages in the amount of $1,000,000 and attorneys fees and costs. As discovery and depositions have not yet commenced, outside counsel to the Company, due to the limited facts available on this matter, is unable to predict the outcome of this lawsuit. However, should the plaintiffs prevail, this litigation would have a material adverse effect on the Company's business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

NOTE 6:  DECONSOLIDATION OF AMGAM AND AGRM

The Company has determined that, because of the filings of AMGAM and AGRM under the Code and the expected liquidation in the near future of AMGAM and AGRM, such entities should be deconsolidated for financial statement purposes. A combined unaudited condensed balance sheet of these entities as of September 30, 1996 and December 31, 1995 is as follows:

                                                                  September 30,  December 31,
                                                                      1996           1995
Assets
         Current Assets and Other                                  $ 3,830,000   $ 3,024,000
         Property and Equipment, Net                                    41,000     5,706,000
         Land                                                               --    10,000,000
                                                                   -----------   -----------
                  Total Assets                                     $ 3,871,000   $18,730,000
                                                                   ===========   ===========

Liabilities and Stockholders' Deficiency
         Current Liabilities                                       $24,244,000   $22,740,000
         Amounts Due to Parent                                      12,147,000    30,138,000
         Stockholders' Deficiency                                  (32,520,000)  (34,148,000)
                                                                   -----------   -----------
                  Total Liabilities and Stockholders' Deficiency   $ 3,871,000   $18,730,000
                                                                   ===========   ===========


NOTE 7:  RECENT RELATED PARTY AND MANAGEMENT DEVELOPMENTS

The Company has been informed by the Trustee that Mr. Michael Bennett, the sole owner of Shamrock Holdings, has transferred all of the outstanding stock of Shamrock Holdings to the Trustee. Shamrock Holdings owns (i) 4,423,454 shares of the Company's Common Stock, (ii) warrants to purchase 12,500 shares of Common Stock at $4.00 per share and (iii) all of the Company's outstanding Series A Preferred Stock, convertible into, and voting as, 1,399,565 shares of Common Stock. Additionally, the Trustee has filed a lawsuit against Mutual Investors Funding Corporation ("MIFCO"), among other entities, seeking, among other relief, that MIFCO turnover to the estates of certain Bennett entities or Shamrock Holdings all of the Company's stock owned by MIFCO. If the Trustee is successful in such action, the Bennett estates of certain Bennett entities or Shamrock Holdings would own (i) an additional 1,500,000 shares of Common Stock and (ii) all of the Company's outstanding Series C Cumulative Preferred Stock, Series D Cumulative Preferred Stock and Series E Preferred Stock, convertible as of October 31, 1996 into approximately 632,203,000 shares of Common Stock. The Company does not have a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Cumulative Preferred Stock, the Series D Cumulative Preferred Stock and the Series E Preferred Stock. On April 1, 1996 the Board of Directors voted to request the stockholders of the Company to approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares no later than the 1996 annual meeting of the Company's stockholders. The Board of Directors has not set a date for such annual meeting. Assuming the Trustee is successful in his action against MIFCO and converted as of October 31, 1996 that number of shares of the Series C Cumulative Preferred Stock, Series D Cumulative

Preferred Stock and Series E Preferred Stock convertible into the total number of the Company's presently authorized but unissued shares of Common Stock (i.e. 37,467,898 shares), the Trustee, on behalf of the Bennett estates of certain Bennett entities and Shamrock Holdings, would own approximately 86.8% of the total outstanding shares of Common Stock and approximately 87.1% of the total voting power represented by the total outstanding voting securities of the Company. Assuming the Company's stockholders approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares and the Trustee converted as of October 31, 1996 that number of shares of the Series C Preferred Stock, Series D Preferred Stock and the Series E Preferred Stock convertible into the total number of the Company's authorized but unissued shares of Common Stock immediately after giving effect to such amendment (i.e. resulting in a total of 487,467,398 shares of Common Stock being issued to the Trustee as of such date), the Trustee, on behalf of the Bennett estates of certain Bennett entities or Shamrock Holdings and Shamrock Holdings, would own approximately 98.7% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company. As of November 11, 1996, MIFCO has not asserted any rights they may have against the Company for the Company's failure to maintain a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Cumulative Preferred Stock, Series D Cumulative Preferred Stock and the Series E Preferred Stock.

Effective September 12, 1996, J. Douglas Wellington, the Company's President and Chief Operating Officer, was elected as Chief Executive Officer. Also, Paul L. Patrizio, a partner in Rick, Steiner & Tannenbaum, P.C. and a member of the Company's Board of Directors, was appointed Chairman of the Board of the Company.

NOTE 8: WRITE-OFFS

In the third quarter of 1996, the Company (i) recognized a writedown of $2,146,000 in the value of its investment in the Gold Coast Barge to reflect an appraisal of its fair market value (see Note 3), (ii) recognized a writedown of $351,000 in the value of its investment in real property in Mobile, Alabama to reflect an appraisal of its fair market value, and (iii) amortized $2,086,000 of deferred financing fees due to Shamrock Holdings and $1,418,000 of deferred financing and commitment fees due to Shamrock Holdings because the amounts due under the financing arrangements pursuant to which such fees were incurred have been recorded as current liabilities in the accompanying Unaudited Consolidated Balance Sheet as of September 30, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations: Comparison of the three month periods ended September 30, 1996 and September 30, 1995
--------------------------------------------------------------------------------

Revenues
--------

Consulting service and other revenues for the three months ended September 30, 1996 amounted to approximately $9,000, a decrease of approximately $1,072,000 or approximately 99% compared to the three months ended September 30, 1995. The decrease is primarily attributable to decreases for the three months ended September 30, 1996 of approximately $358,000, $615,000 and $60,000 attributable to revenues from PMCC Payments, keno revenues and revenues from an assignment of funds received under a video lottery consulting contract, respectively. As discussed above, PMCC Payments earned under the Charter Agreement since July 1, 1996 have not been recorded as revenue but have been recorded as additional PMCC/Bennett Debt (see Note 2 to the unaudited Consolidated Interim Financial Statements). The Company's keno assets and operations were sold on March 28, 1996 and the assignment of funds received under a video lottery management contract terminated on December 15, 1995, therefore no keno revenues or revenues from such assignment were generated during the three months ended September 30, 1996.

Costs and Expenses
------------------

The Company incurred no direct operating expenses and cost of sales for the three months ended September 30, 1996, compared to direct operating expenses and cost of sales for the three months ended September 30, 1995 of approximately $212,000. The decrease was attributable to the expenses and costs related to sales of keno systems sold during the three months ended September 30, 1995. No such expenses or costs were incurred for the three months ended September 30, 1996.

Selling, general and administrative expenses were approximately $1,036,000 for the three months ended September 30, 1996, an increase of approximately $440,000 or approximately 69% compared to the three months ended September 30, 1995. The increase was primarily due the write-off of Unpaid Harolds Obligations (see Note 3 to the unaudited Consolidated Interim Financial Statements) in the amount of approximately $563,000 for the three months ended September 30, 1996, an increase of approximately $171,000 in consulting expense related to the Company's restructuring efforts, partially offset by a decrease of approximately $99,000 related to the Company's keno operations, which were sold on March 28, 1996, and a decrease of approximately $155,000 due to the resignation or termination effective December 15, 1995 of all but five of the Company's non-keno employees.

Casino project development costs for the three months ended September 30, 1996 were approximately $100,000, a decrease of approximately $829,000 or approximately 89% compared to the three months ended September 30, 1995. Such decrease was primarily due to decreases of approximately $256,000, $54,000 and $96,000 in personnel, consulting and other operating expenses, respectively, associated with the Company's change in business direction from the development of gaming projects to the management of its equity interests in gaming projects and decreases of $319,000 and $87,000 related to SCS Lease expense of the Company and maintenance expenses of the Vessels, respectively. The SCS Lease payments from January 1, 1996 through the end of the lease term were recognized as an expense as of December 31, 1995 and therefore no such SCS Lease expenses were recorded in 1996.

Depreciation and amortization costs were approximately $248,000 for the three months ended September 30, 1996, a decrease of approximately $653,000 or approximately 72% compared to the three months ended September 30, 1995. The decrease in depreciation and amortization expense was principally due to a decrease of approximately $443,000 as a result of the transfer of certain assets to PMCC in September 1995 and the change in the estimated useful life of certain depreciable or amortizable assets from 10 years to 25 years and a decrease of approximately $210,000 related to the Company's keno assets which were sold on March 28, 1996.

Writedown of impaired assets was approximately $2,485,000 for the three months ended September 30, 1996, consisting primarily of writedowns of $2,146,000 and $351,000 in the values of its investments in the Gold Coast Barge and real property in Mobile, Alabama, respectively (see Note 8 to the unaudited Consolidated Interim Financial Statements). No such writedowns were recorded for the three months ended September 30, 1995.

Equity in losses of subsidiaries in bankruptcy related to the results of operations for AMGAM and AGRM for the three months ended September 30, 1995 were approximately $1,001,000. The Company wrote off its investments in AMGAM and AGRM as of December 31, 1995 and therefore no such additional equity in losses of subsidiaries in bankruptcy were realized for the three months ended September 30, 1996.

Net interest expense for the three months ended September 30, 1996 was approximately $4,760,000, an increase of approximately $3,439,000 or approximately 260% compared to the three months ended September 30, 1995. Interest expense increased approximately $3,449,000, while interest income increased approximately $10,000. The increase in interest expense was primarily due to the amortization during the three months ended September 30, 1996 of approximately $2,086,000 of deferred financing fees due to Shamrock Holdings and approximately $1,418,000 of deferred financing and commitment fees due to Shamrock Holdings (see Note 8 to the unaudited Consolidated Interim Financial Statements).

During the three months ended September 30, 1996, the Company recorded a net loss of approximately $8,000 as a result of sales of furniture, fixtures and equipment. During the three months ended September 30, 1995, the Company recorded a gain of $301,000 as a result of the final installment payment received from the sale of substantially all of the Company's bingo business assets.

Results of Operations: Comparison of the nine month periods ended September 30, 1996 and September 30, 1995
--------------------------------------------------------------------------------

Revenues
--------

Consulting service and other revenues for the nine months ended September 30, 1996 amounted to approximately $2,181,000, an increase of approximately $333,000 or approximately 18% compared to the nine months ended September 30, 1995. The increase is primarily attributable to revenues for the nine months ended September 30, 1996 from PMCC Payments in the amount of approximately $1,972,000, compared to revenues for the nine months ended September 30, 1995 from PMCC Payments in the amount of approximately $358,000. This increase was substantially offset by decreases for the nine months ended September 30, 1996 of approximately $953,000 attributable to keno revenues and $264,000 attributable to revenues from a video lottery management contract and revenues from an assignment of funds received under a video lottery consulting contract. The Charter Agreement became effective on June 18, 1995. As discussed above, PMCC Payments earned under the Charter Agreement from the BDE Date through December 31, 1995 and since July 1, 1996 have not been recorded as revenue but have been recorded as PMCC/Bennett Debt (see Note 2 to the unaudited Consolidated Interim Financial Statements). The Company's keno assets and operations were sold on March 28, 1996 and therefore keno revenues significantly decreased for the nine months ended September 30, 1996. The video lottery management contract terminated on June 30, 1995 and the assignment of funds received under a video lottery management contract terminated on December 15, 1995, and therefore no such revenues were generated during the nine months ended September 30, 1996.

Costs and Expenses
------------------

Direct operating expenses and cost of sales were approximately $65,000 for the nine months ended September 30, 1996, a decrease of approximately $300,000 or 82% compared to the nine months ended September 30, 1995. The decrease was attributable to the expenses and costs related to sales of keno systems sold during the nine months ended September 30, 1995. The Company's keno assets and operations were sold on March 28, 1996 and therefore such expenses and costs significantly decreased for the nine months ended September 30, 1996.

Selling, general and administrative expenses were approximately $2,347,000 for the nine months ended September 30, 1996, a decrease of approximately $174,000 or approximately 7% compared to the nine months ended September 30, 1995. The decrease was primarily due to a decrease of $217,000 related to the Company's keno operations, which were sold on March 28, 1996 and a decrease of approximately $758,000 due to the resignation or termination effective December 15, 1995 of all but five of the Company's non-keno employees, substantially offset by the write-off of the Unpaid Harolds Obligations (see Note 3 to the unaudited Consolidated Interim Financial Statements) in the amount of approximately $784,000 as of September 30, 1996.

Casino project development costs for the nine months ended September 30, 1996 were approximately $204,000, a decrease of approximately $2,323,000 or approximately 92% compared to the nine months ended September 30, 1995. Such decrease was primarily due to decreases of approximately $932,000, $78,000, $64,000, $157,000, $230,000 in personnel, travel & entertainment, legal, consulting and other operating expenses, respectively, associated with the Company's change in business direction discussed above, a decrease in licensing fees of approximately $136,000 primarily attributable to the reimbursement to the Company during the nine months ended September 30, 1996 of previously expensed and paid licensing fees, and a decrease of $735,000 related to SCS Lease expense of the Company, partially offset by an increase of approximately $10,000 relating to maintenance expenses of the Vessels. The SCS Lease payments from January 1, 1996 through the end of the lease term were recognized as an expense as of December 31, 1995 and therefore no such SCS Lease expenses were recorded in 1996.

Depreciation and amortization costs were approximately $916,000 for the nine months ended September 30, 1996, a decrease of approximately $1,315,000 or approximately 59% compared to the nine months ended September 30, 1995. The decrease in depreciation and amortization expense was principally due to a decrease of approximately $884,000 as a result of the transfer of certain assets to PMCC in September 1995 and the change in the estimated useful life of certain depreciable or amortizable assets from 10 years to 25 years and a decrease of approximately $454,000 related to the Company's keno assets which were sold on March 28, 1996.

Writedown of impaired assets was approximately $2,504,000 for the nine months ended September 30, 1996, consisting primarily of writedowns of $2,146,000 and $351,000 in the values of the Company's investments in the Gold Coast Barge and real property in Mobile, Alabama, respectively (see Note 8 to the unaudited Consolidated Interim Financial Statements). For the nine months ended September 30, 1995, the Company recognized writedowns of $2,250,000 and $280,000 to reflect the estimated sales values of the Company's investments in the S.S. Aquarama and real property in Mobile, Alabama, respectively, if the Company were unable to develop such assets as gaming projects.

Equity in losses of subsidiaries in bankruptcy related to the results of operations for AMGAM and AGRM for the nine months ended September 30, 1996 of approximately $250,000, representing a decrease of approximately $5,158,000 or approximately 95% when compared to the nine months ended September 30, 1995. The Company wrote off its investments in AMGAM and AGRM as of December 31, 1995 and therefore the only additional equity in losses of subsidiaries in bankruptcy recognized in the nine months ended September 30, 1996was an accrual of $250,000 as management's estimate of additional settlement liabilities to be paid out of the PMCC Payments.

Net interest expense for the nine months ended September 30, 1996 was approximately $7,560,000, an increase of approximately $3,705,000 or approximately 96% compared to the nine months ended September 30, 1995. Interest expense increased approximately $3,698,000 during the nine months ended

September 30, 1996, while interest income decreased approximately $7,000 during the nine months ended September 30, 1996. The increase in interest expense was primarily due to the amortization during the nine months ended September 30, 1996 of approximately $2,086,000 of deferred financing fees due to Shamrock Holdings and approximately $1,418,000 of deferred financing and commitment fees due to Shamrock Holdings (see Note 8 to the unaudited Consolidated Interim Financial Statements).

Net gain on sale of investments for the nine months ended September 30, 1996 was substantially due to a net gain of approximately $948,000 on the sale of keno operations. During the nine months ended September 30, 1995, the Company recorded a gain of $301,000 as a result of the final installment payment received from the sale of substantially all of the Company's bingo business assets.

Changes in Financial Condition, Liquidity and Capital Resources
---------------------------------------------------------------

As of September 30, 1996, the Company had no committed financing arrangements and a working capital deficiency of approximately $54,853,000. For a discussion of liquidity and capital resources, see Note 2 to the unaudited Consolidated Interim Financial Statements.

Risk Factors; Forward Looking Statements
----------------------------------------

Management's Discussion and Analysis contains forward-looking statements regarding the Company's future plans, objectives and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements. These factors include, among others, the uncertainties related to (i) obtaining Shamrock Holdings' and, if necessary, Bennett Management's agreement to modify on terms acceptable to the Company or terminate the Bennett Debt Exchange (excluding Shamrock Holdings' assumption of the Ship Mortgage) and restructure all other obligations due from the Company to Shamrock Holdings and, if applicable, Bennett Management, (ii) consummating the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, (iii) satisfactorily resolving the legal proceedings filed against the Company (see Note 5 to the unaudited Consolidated Interim Financial Statements), and (iv) the legal problems described above relating to certain Bennett entities (see Notes 1 and 2 to the unaudited Consolidated Interim Financial Statements).

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 5 to the unaudited Consolidated Interim Financial Statements.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

For a discussion of defaults with respect to the Company's indebtedness due to Shamrock Holdings, see Notes 2 and 4 to the unaudited Consolidated Interim Financial Statements.

The Company has accrued and declared, but has not paid as of November 11, 1996, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series C Cumulative Preferred Stock as of December 31, 1994. The Company has accrued and declared, but has not paid as of November 11, 1996, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series D Cumulative Preferred Stock as of December 31, 1994.

Additionally, the Company has accrued, but has not declared or paid as of November 11, 1996, dividends totaling approximately $500,000 which were due and payable on the outstanding shares of its Series C Cumulative Preferred Stock from January 1, 1995 through September 30, 1996. (In the Company's 10-QSB for the quarter ended June 30, 1996, the amount of dividends which were due and payable on the outstanding shares of its Series C Cumulative Preferred Stock from January 1, 1995 though June 30, 1996 is incorrectly stated to be $577,000; the correct amount is $425,000.) The Company has accrued, but has not declared or paid as of November 11, 1996, dividends totaling approximately $400,000 which were due and payable on the outstanding shares of its Series D Cumulative Preferred Stock from January 1, 1995 through September 30, 1996. (In the Company's 10-QSB for the quarter ended June 30, 1996, the amount of dividends which were due and payable on the outstanding shares of its Series D Cumulative Preferred Stock from January 1, 1995 though June 30, 1996 is incorrectly stated to be $477,000; the correct amount is $325,000.) Although such dividends do not constitute actual liabilities of the Company until declared, the Company has accrued for such dividends because, under the terms of the Series C Cumulative Preferred Stock and the Series D Cumulative Preferred Stock, dividends are cumulative whether or not declared and the Company is prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends are unpaid. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

Exhibit Number               Description
--------------               -----------

10.74               Letter  Agreement dated September 26, 1996 between  Shamrock
                    Holdings Group, Inc. and the Company

10.75 Form of AMGAM/AGRM - AGEL Settlement Agreement & Term Sheet between AMGAM Associates, American Gaming & Resorts of
                    Mississippi,  Inc., the  Company,  Shamrock  Holdings Group,
                    Inc.

11                  Computation of Earnings Per Share.

27                  Financial Data Schedule


(b) Reports on Form 8-K. Form 8-K dated August 23, 1996 with respect to (a) the transfer of the Interest to NBD (see Note 3 to the unaudited Consolidated Interim Financial Statements) and (b) the election of J. Douglas Wellington as Chief Executive Officer and the appointment of Paul L. Patrizio as Chairman of the Board of the Company (see Note 7 to the unaudited Consolidated Interim Financial Statements).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                American Gaming & Entertainment, Ltd.


Date:  11/14/96                 By: /s/ J. Douglas Wellington
     ---------------               ---------------------------------
                                        J. Douglas Wellington
                                        President and Chief Executive Officer,
                                        and Principal Accounting Officer

EXHIBIT INDEX


EXHIBIT
  NO.            DESCRIPTION                                                        PAGE NO.
-------          -----------                                                        --------

10.74            Letter  Agreement dated September 26, 1996 between  Shamrock          30
                 Holdings Group, Inc. and the Company

10.75            Form of AMGAM/AGRM - AGEL  Settlement  Agreement & Term Sheet         33
                 between AMGAM  Associates,  American Gaming & Resorts of
                 Mississippi,  Inc., the Company, Shamrock Holdings Group, Inc.

11               Computation of Earnings Per Share.                                    42

27               Financial Data Schedule                                               43
