Form 10KSB
period 1996-12-31
AMERICAN GAMING & ENTERTAINMENT LTD /DE
filed 1997-04-01
CIK 851249

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-KSB


Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 1996


                      American Gaming & Entertainment, Ltd.
                  (Name of small business issuer in its charter)


                                   0-19049
                           Commission file number

         Delaware                           74-2504501
   (State or other jurisdiction of   (I.R.S. Employer Identification No.)
   incorporation or organization)

     Bayport One, Yacht Club Drive, Suite 300
       West Atlantic City, New Jersey                      08232
   (Address of principal executive offices)              (Zip Code)

                            (609) 272-9099
           (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                None

Securities registered pursuant to Section 12(g) of the Exchange Act:

    Common Stock ($0.01 par value per share) ("Common Stock")
                           (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended December 31, 1996 were approximately $216,000. On February 28, 1997 the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $310,000.

On February 28, 1997 there were 12,532,102 shares of the
registrant's Common Stock outstanding.
      _____________________________________________________

                     Additional Information

For the purpose of calculating the aggregate market value of the registrant's Common Stock held by non-affiliates, it has been assumed that only the outstanding Common Stock legally or beneficially held by the directors and executive officers of the registrant and the two stockholders indicated in "Security Ownership" with the largest holdings of the registrant's Common Stock are held by affiliates of the registrant. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are no other persons who may be deemed to be affiliates of the registrant.

              AMERICAN GAMING & ENTERTAINMENT, LTD.

                 1996 FORM 10-KSB ANNUAL REPORT

                        TABLE OF CONTENTS

                             PART 1

Item 1.   Description of Business ...........................  4

Item 2.   Description of Property ........................... 25

Item 3.   Legal Proceedings ................................. 25

Item 4.   Submission of  Matters to a Vote of Security
          Holders ........................................... 30

                             PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters ........................................... 31

Item 6.   Management s Discussion and Analysis or Plan of
          Operation ......................................... 32

Item 7.   Financial Statements .............................. 35

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure ............ 35

                            PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Section 16(a) Beneficial
          Ownership Report Compliance ....................... 36

Item 10.  Executive Compensation ............................ 38

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management .................................... 40

Item 12.  Certain Relationships and Related Transactions .... 44

Item 13.  Exhibits and Reports on Form 8-K .................. 47

SIGNATURES .................................................. 92

                              PART I

Item 1. Description of Business

GENERAL
The Company owns equity interests in various properties which, at the respective times of purchase, were anticipated to be utilized in casino gaming projects. The Company has a 4.9% beneficial equity interest in a riverboat gaming and entertainment complex in Rising Sun, Indiana, which interest the Company has agreed to sell by August 23, 1998 (See "- Investments - Indiana"). The Company has entered into an agreement (the "Charter Agreement"), with President Mississippi Charter Corporation ("PMCC") whereby PMCC is leasing from the Company the Gold Coast Casino barge and related leasehold improvements (collectively, the "Gold Coast Barge") which the Company owns and on which the Company had previously operated the Gold Shore Casino (See "- Investments - Mississippi"). The Company owns one site in Alabama (a second site in Alabama is scheduled to be sold on March 27, 1997, see "- Discontinued Ventures - Prichard, Alabama") and a 15% equity interest in the S.S. Aquarama, which the Company believes are suitable for use as casino gaming facilities if gaming legislation is enacted by appropriate jurisdictions (See "- Investments - Mobile, Alabama and - Empire/Aquarama"). Since December 1995, the Company is no longer actively seeking to develop gaming projects and is currently managing its equity interests. Given the Company's present financial and liquidity position, the legal problems described below relating to The Bennett Funding Group, Inc. ("Bennett Funding") and Bennett Management and Development Corp. ("Bennett Management") and the Company s other litigation described below (see "- Liquidity and Continuation of Business" and "Legal Proceedings"), the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming ventures.

From 1993 through 1995, the Company s business was the provision of development and management services for, and the acquisition of equity ownership interests in, casino gaming ventures, particularly in connection with the design, development, financing and management of riverboat, dockside and land-based casinos. During 1994 and 1995, the Company owned, managed and operated the Gold Shore Casino in Biloxi, Mississippi and managed the video lottery and certain other gaming activities at Mountaineer Park Racetrack and Resort in Chester, West Virginia (the "Mountaineer Facility"). See "-Investments - Mississippi", and "- Discontinued Ventures - West Virginia".

The Company conducts its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to American Gaming & Entertainment, Ltd. and such subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at Bayport One, Yacht Club Drive, Suite 300, West Atlantic City, New Jersey 08232; telephone:
(609) 272-9099. The Company was incorporated in 1988 under the laws of the State of Delaware.

LIQUIDITY AND CONTINUATION OF BUSINESS

The Company has sustained recurring operating losses since its inception, including significant losses related to the Gold Shore Casino, as more fully set forth below. The Company also has had a history of insufficient liquidity and has been dependent upon Shamrock Holdings Group, Inc., formerly known as Bennett Holdings, Inc. ("Shamrock"), Bennett Funding and Bennett Management (collectively, the "Bennett Entities") for both working capital and project related financing. However, as a result of the bankruptcy filings of Bennett Funding and Bennett Management on March 29, 1996 and the filing by the U.S. Securities and Exchange Commission (the "Commission") of securities fraud charges against Bennett Funding and Bennett Management on March 28, 1996, the Company does not anticipate receiving any additional funds from the Bennett Entities. As of February 28, 1997, the Company owes approximately $54,965,000 to Shamrock, which amount includes (i) approximately $2,701,000 under an operating lease between the Company and Bennett Management (the "SCS Lease") with respect to the "Sioux City Sue" riverboat vessel and its supporting barge (the "SCS Barge", collectively with the "Sioux City Sue" riverboat vessel, the "Vessels") which SCS Lease, as discussed below, Shamrock has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock and (ii) accrued and declared dividends collectively totaling approximately $303,000 which are due and payable on the Series C Preferred Stock and Series D Preferred Stock (excluding accrued but undeclared dividends collectively totaling approximately $1,250,000 on the Series C Preferred Stock and Series D Preferred Stock).

In the bankruptcy proceeding pending before the United States Bankruptcy Court, Southern District of Mississippi (the "Bankruptcy Court") of AMGAM Associates ("AMGAM"), a wholly owned subsidiary of the Company, the committee for unsecured creditors in the bankruptcy proceeding of AMGAM (the "AMGAM Committee") has filed an adversary complaint (the "Complaint") challenging the 1995 transfers of the ownership interests in the Gold Coast Barge by American Gaming and Resorts of Mississippi, Inc. ("AGRM"), a wholly-owned subsidiary of the Company, and AMGAM to the Company and the 1995 transfer of the leasehold interest in the Gold Coast Barge by AMGAM to the Company as fraudulent transfers or voidable preferences under the U.S. Bankruptcy Code (the "Code"), and seeking, among other things, that all rental payments from PMCC under the Charter Agreement ("PMCC Payments") be deposited into an escrow account for the benefit of the creditors of AMGAM and AGRM (see "-Investments - Mississippi").

On April 29, 1996, a preliminary injunction (the "Preliminary Injunction"), which was agreed upon by the AMGAM Committee and the committee for unsecured creditors in the bankruptcy proceeding of AGRM (collectively with the AMGAM Committee, the "Committees") and the Company, was entered by the Bankruptcy Court (i) to require the PMCC Payments (approximately $329,000 per month) from May 1996 through July 1996 be deposited into an escrow account (the "AMGAM/AGRM Escrow Account") for the benefit of the creditors of AMGAM and AGRM pending confirmation of a proposed joint plan of liquidation and (ii) to allow a monthly payment from the AMGAM/AGRM Escrow Account to the Company in the amount of $304,000 for the Company s monthly operating expenses.

The Preliminary Injunction was revised and extended by the Bankruptcy Court effective August 1, 1996 (i) to require the PMCC Payments from August 1996 to the end of the Injunction Term (as defined in the last sentence of this paragraph) be deposited into the AMGAM/AGRM Escrow Account for the benefit of the creditors of AMGAM and AGRM pending confirmation of a proposed joint plan of liquidation and (ii) to allow a monthly payment from the AMGAM/AGRM Escrow Account to the Company in the amount of approximately $282,000 for the Company s monthly operating expenses (subject, however, to the Term Sheet and the PMCC Agreement, both terms as defined below). Such payments are the Company s only present significant source of net cash flow and liquidity. The Preliminary Injunction will remain in effect until the agreement by the Company and the Committees on a joint plan of liquidation of the AMGAM and AGRM estates or upon further order of the Bankruptcy Court (the "Injunction Term").

The Company, Shamrock, AMGAM, AGRM and the Committees have executed a term sheet (the "Term Sheet") for a proposed joint plan of liquidation (the "Plan"), more fully described below, pursuant to which the PMCC Payments and payments (the "FF&E Payments") with respect to substantially all of the furniture, fixtures and equipment, including certain slot machines, acquired by PMCC from AMGAM formerly used in the operation of the Gold Shore Casino (the "Acquired Equipment") would be deemed assets of the bankruptcy estates of AMGAM and AGRM and the Company would receive a portion of such aggregate payments, if any. As more fully described below, upon confirmation of the Plan, the Complaint and all other litigation brought by the Committees against the Company would be dismissed. There can be no assurance that the Plan will be implemented or that the Company will receive any payments from the AMGAM or AGRM bankruptcy cases pursuant to the Plan or otherwise. Pursuant to the Term Sheet, notwithstanding the Preliminary Injunction, the Company will be allowed a monthly payment from the AMGAM/AGRM Escrow Account for the benefit of the creditors of AMGAM and AGRM in the amount of approximately $261,000 for the Company s monthly operating expenses beginning with the December 1996 PMCC Payment (subject, however, to the PMCC Agreement).

On October 14, 1996, the Company advised PMCC that PMCC was in default under the Charter Agreement for failure to make the October 1996 PMCC Payment when due. On October 28, 1996, PMCC alleged that the Company had breached the Charter Agreement by failing to ensure PMCC s peaceful use and enjoyment of the Gold Coast Barge. The Company and PMCC agreed, with the concurrence of the Committees and Shamrock, (the "PMCC Agreement") (i) to allow PMCC to pay 50% of the amounts of the PMCC Payments from October 1996 through January 1997 (of which amounts the Company has received its portion), (ii) that the acceptance of such payments would not constitute satisfaction of such PMCC Payments or be considered a waiver by the Company of any of its rights under the Charter Agreement and (iii) to withdraw and toll until January 31, 1997 all declarations of default.

The Company has verbally agreed with Shamrock that, beginning with the February 1997 PMCC Payment, the Company shall repay Shamrock at least $100,000 per month of the Company s indebtedness to Shamrock contingent upon the Company receiving its portion of at least 75% of the monthly amount of the PMCC Payments. PMCC has not made the February and March 1997 PMCC Payments and therefore the Company has not repaid Shamrock any of the Company s indebtedness to Shamrock.

On March 4, 1997, the Company advised PMCC that PMCC was in default under the Charter Agreement for failure to make the February 1997 and March 1997 PMCC Payments when due and for failure to make the October 1996 through January 1997 PMCC Payments in full (collectively totaling approximately $1,316,000). On March 5, 1997, PMCC alleged that the Company does not have standing to assert any default under the Charter Agreement because the Preliminary Injunction requires PMCC Payments to be deposited into the AMGAM/AGRM Escrow Account, and not to be paid directly to the Company. Additionally, PMCC alleged that the Company had breached the Charter Agreement by, among other defaults, (i) failing to ensure PMCC s peaceful use and enjoyment of the Gold Coast Barge, (ii) misrepresenting the Company s ownership of the Gold Coast Barge and (iii) failing to disclose that the Gold Coast Barge was not in good condition. The Company has advised PMCC that the Company believes that it has not breached the Charter Agreement and will vigorously defend any allegations of default under the Charter Agreement. The Company is attempting to negotiate a settlement of this matter, but may need to litigate these issues. If the Company does not, by some means, (i) receive its portion of the PMCC Payments due from PMCC under the Charter Agreement or (ii) agree with PMCC, with the concurrence of the Committees and Shamrock, on a mutually acceptable amended charter agreement, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

If (i) the Company, AMGAM, AGRM and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM incorporating the terms of the Term Sheet or any other acceptable terms or any such plan is agreed upon but not approved by the creditors in the AMGAM and AGRM bankruptcy proceedings in accordance with the provisions of the Code or thereafter confirmed by the Bankruptcy Court and (ii) a motion (the "Motion") filed by the AMGAM Committee with the Bankruptcy Court seeking the substantive consolidation of the AMGAM and AGRM bankruptcy proceedings, resulting in a combination of the assets and liabilities of AMGAM and AGRM into one bankruptcy estate, is granted by the Bankruptcy Court and the AMGAM Committee prevails on the Complaint, the Company would not be able to meet its obligations as they come due. Additionally, if the Company and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM incorporating the terms of the Term Sheet or any other acceptable terms, and, as a result, the Court (i) terminates the Preliminary Injunction and (ii) disallows any payments to the Company for its monthly operating expenses from the PMCC Payments, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company. Even if the Plan is confirmed in the AMGAM and AGRM bankruptcies, and the Company receives its portion of the PMCC Payments, such payments would not be sufficient to satisfy the Company s currently anticipated operating needs and its obligations to Shamrock and Bennett Management.

As discussed below, the Company is seeking the modification or termination of certain agreements (excluding Shamrock s assumption of the obligation related to a first preferred ship mortgage (the "Ship Mortgage") on the Gold Coast Barge of approximately $2,278,000, which assumption has been consummated) executed between the Company, Shamrock and Bennett Management in April 1995 and July 1995, whereby the Company agreed to assign all its rights and interests in the Charter Agreement, including the rights to all PMCC Payments, and the Gold Coast Barge to Shamrock and Bennett Management, respectively, for cancellation of approximately $22,722,000 in debt due Shamrock with respect to the Gold Shore Casino (the "Barge Debt") and Shamrock s assumption of the Ship Mortgage (collectively, the "Bennett Debt Exchange") and a restructuring of all other obligations due from the Company to Shamrock because (i) the Company would not be able to meet all of its obligations as they come due if all or a significant portion of the PMCC Payments were required to be paid to Shamrock and (ii) the Company is otherwise unable to service the debt or repay the principal due to Shamrock under all other such obligations.

Shamrock has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock all of Bennett Management s rights and obligations under all agreements previously executed by and between the Company and Bennett Management including, without limitation, (i) agreements constituting the Bennett Debt Exchange, (ii) a security agreement whereby the Company granted to Bennett Management a security interest in all of the Company s accounts receivable and all bank accounts in the State of New Jersey to secure all obligations owing by the Company to Bennett Management and its affiliates and to obtain the agreement of Shamrock to enter into the Bennett Debt Exchange (the "Security Agreement") and (iii) the SCS Lease. However, the Company has not been provided with written evidence of such assignment and, as the result of the bankruptcy filing of Bennett Management, any such assignment might be challenged as a fraudulent transfer or voidable preference under the Code. There can be no assurance that such assignment was entered into between Shamrock and Bennett Management or, if entered into, that it will not be voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management or otherwise voided on other grounds if any such assignment became effective within one year prior to the bankruptcy filing of Bennett Management.

The Bennett Debt Exchange was to become effective on July 21, 1995 (the "BDE Date"), the day on which Shamrock was licensed to own the Gold Coast Barge as a gaming facility by the Mississippi Gaming Commission. However, the Company continued to utilize the PMCC Payments for its operating needs after the BDE Date because the Company s management determined on the BDE Date that, because of the Company s liquidity problems, consummating the Bennett Debt Exchange and transferring the Charter Agreement and PMCC Payments would prevent the Company from meeting its obligations to its creditors. In the opinion of management, consummating the Bennett Debt Exchange at that time would have required the Company to file for protection under the Code. After the BDE Date the Company utilized the PMCC Payments for working capital based initially on an understanding which the Company believed it had with Shamrock to postpone the consummation of the Bennett Debt Exchange.

However, on October 3, 1995, Shamrock notified the Company that the Company had not fulfilled its obligations under the Bennett Debt Exchange to assign the Charter Agreement and the Gold Coast Barge from the Company to Shamrock and Bennett Management, respectively, and that Shamrock is entitled to all PMCC Payments. Additionally, in June 1996, the Trustee (the "Trustee") for Bennett Funding and Bennett Management under Chapter 11 of the Code, who, pursuant to information from the Trustee, is the sole owner of Shamrock, orally notified the Company that Shamrock is entitled to all PMCC Payments to be received by the Company as a result of Shamrock being the holder of the Ship Mortgage and a second preferred ship mortgage on the Gold Coast Barge in the amount of $33,000,000 (the "Second Mortgage"), which secures the Barge Debt. Accordingly, the Company has recorded the PMCC Payments received by the Company from the BDE Date through February 28, 1997 (totaling approximately $5,260,000) as indebtedness due to Shamrock ("PMCC/Bennett Debt"). In addition, the Company has (a) recorded interest expense on such PMCC/Bennett Debt from the BDE Date through December 31, 1995 and for the year ended December 31, 1996 (totaling approximately $61,000 and $550,000, respectively) and (b) for the reasons set forth below, continued to record for the years ended December 31, 1995 and 1996 (i) interest expense on the Barge Debt that was to have been canceled by Shamrock, or, if necessary, Bennett Management pursuant to the Bennett Debt Exchange and (ii) depreciation and amortization expense on the Gold Shore Barge that was to have been transferred to Shamrock pursuant to the Bennett Debt Exchange (totaling approximately $1,997,000 and $1,388,000 for the years ended December 31, 1995 and 1996, respectively) (although, as discussed below, the Company is not recognizing any rental revenue associated with such expenses). Shamrock has not rescinded such letter nor executed documents agreeing to a termination or postponement of the Bennett Debt Exchange. The Company has not yet transferred the Gold Shore Barge, the Charter Agreement and PMCC Payments received by the Company from the BDE Date through February 28, 1997. Additionally, Shamrock or, to the extent an assignment to Shamrock of Bennett Management s interest in the agreements constituting the Bennett Debt Exchange never took place or are voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management, Bennett Management has not yet canceled the Barge Debt as required by the Bennett Debt Exchange. If Shamrock, and, to the extent an assignment to Shamrock of Bennett Management s interest in the agreements constituting the Bennett Debt Exchange never took place or is voided as a fraudulent transfer, voidable preference or otherwise in the bankruptcy proceeding of Bennett Management, Bennett Management agree to a termination of the Bennett Debt Exchange as of the respective dates of the agreements comprising the Bennett Debt Exchange (excluding Shamrock s assumption of the Ship Mortgage) and agree to continue to let the Company utilize the PMCC Payments (subject in all cases to the Preliminary Injunction, the Term Sheet and the PMCC Agreement) (i) the Company would recognize as revenue amounts previously recorded as PMCC/Bennett Debt from the BDE Date through February 28, 1997 as of the date of such termination and (ii) the Company would reverse interest expense recognized on such PMCC/Bennett Debt.

Based upon (a) a verbal understanding which the Company believed it had with Shamrock to allow the Company to utilize and retain the PMCC Payments while the Company and Shamrock were negotiating the terms of a comprehensive restructuring and (b) the course of conduct of Shamrock from January 1, 1996 through June 1996, the Company utilized, retained and initially recorded as revenues the PMCC Payments from January 1, 1996 through June 30, 1996. However, because there is no agreement with the Trustee allowing the Company to utilize and retain the PMCC Payments from January 1, 1996 through June 1996, in the fourth quarter of 1996 the Company (1) reversed as revenue the PMCC Payments from January 1, 1996 through June 30, 1996, (2) recorded such payments as additional PMCC/Bennett Debt and (3) recorded interest expense on such PMCC/Bennett Debt.

The Gold Coast Barge (with a value on the Company s books totaling approximately $9,994,000 net of accumulated depreciation and amortization, as of December 31, 1996) that was to have been transferred to Bennett Management pursuant to the Bennett Debt Exchange and the Barge Debt (totaling approximately $22,722,000 as of December 31, 1996, and accrued interest on such debt of approximately $4,442,000 from the BDE Date through December 31,
1996) that was to have been canceled by Shamrock or, if necessary, Bennett Management pursuant to the Bennett Debt Exchange are shown as assets and liabilities, respectively, of the Company as of December 31, 1996. Such amounts are shown on the accompanying Consolidated Balance Sheet as of December 31, 1996 because documents have not been executed to formally transfer the Gold Coast Barge from the Company to Bennett Management and to forgive such indebtedness by Shamrock or, if necessary, Bennett Management all in accordance with the terms of the Bennett Debt Exchange. The related revenues for the year ended December 31, 1996, however, were not recognized as such and instead are recorded as PMCC/Bennett Debt because (i) in June 1996 the Trustee notified the Company that Shamrock is entitled to all PMCC Payments to be received by the Company and (ii) as of December 31, 1996 Shamrock had not executed documents agreeing to a termination or postponement of the Bennett Debt Exchange and therefore the Company may not have had a right to keep such revenues.

There can be no assurance that Shamrock or, if necessary, Bennett Management will agree to modify or terminate the Bennett Debt Exchange or restructure all other obligations due from the Company to Shamrock and, if applicable, Bennett Management. Failure to obtain such modification, termination or restructuring would have a material adverse effect on the Company and the Company would need to pursue a formal plan of reorganization or liquidation. Any action to be taken by Bennett Management in connection with modifying or terminating the Bennett Debt Exchange would probably require the approval of the bankruptcy court before which the Bennett Management bankruptcy proceeding is being heard.

In addition to the foregoing, the Company is delinquent in the payment of interest due on its various obligations to Shamrock totaling approximately $12,109,000 as of February 28, 1997 and is therefore in default with respect to such payments under the Company s various loan agreements with Shamrock. If Shamrock takes any action with respect to its rights and remedies in connection with such defaults, it would have a material adverse effect on the Company s business and financial condition and the Company would need to pursue a formal plan of reorganization or liquidation. The Company is also delinquent in the payment of rent totaling approximately $2,701,000 as of February 28, 1997 under the SCS Lease. Shamrock or Bennett Management, to the extent an assignment to Shamrock of Bennett Management s interest in the Security Agreement never took place or is voided as a fraudulent transfer, voidable preference or otherwise in the bankruptcy proceeding of Bennett Management, has a security interest in certain assets of the Company including (i) the Gold Coast Barge pursuant to the Ship Mortgage, the Second Mortgage and other agreements and (ii) all of the Company s accounts receivable and bank accounts located in the State of New Jersey and therefore because of such defaults could foreclose on such assets in the amount of such defaults. There can be no assurance that Shamrock and, if necessary, Bennett Management will agree on and execute an agreement restructuring the Company s obligations to Shamrock and, if applicable, Bennett Management. Additionally, any action required to be taken by Bennett Management would probably require the approval of the bankruptcy court before which the Bennett Management bankruptcy proceeding is being heard. Since the announcement of securities fraud charges against, and the commencement of bankruptcy proceedings by, certain Bennett Funding and Bennett Management, and certain related parties, and the transfer of all of the outstanding stock of Shamrock by Mr. Michael Bennett to the Trustee, the Company has had preliminary negotiations with the Trustee on a restructuring of the Company s obligations to Shamrock and, if applicable, Bennett Management. Even if the Plan is confirmed, and such a restructuring is consummated, there can be no assurance that the Company would receive payments pursuant to the Plan sufficient to satisfy the Company s currently anticipated operating needs and its obligations to Shamrock and, if applicable, Bennett Management, as restructured.

The Company has not experienced any success in raising debt or equity financing from sources independent of the Bennett Entities and has no present commitments or other alternatives for such financing. Given the Company's historical operating losses and present liquidity position and the legal problems described above relating to certain Bennett Entities it is unlikely that the Company will achieve any success raising additional equity, working capital or long-term project related financing.

Given the Company's present financial and liquidity position, the legal problems described above relating to certain Bennett Entities and the Company s other litigation described below (see "Legal Proceedings"), the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming ventures. Additionally, the Company's ability to continue in business is dependent upon its ability to (i) obtain sufficient funds for its operations through the charter of the Gold Coast Barge, sales of assets, or otherwise, (ii) obtain Shamrock s and, if necessary, Bennett Management s agreement to modify on terms acceptable to the Company or terminate the Bennett Debt Exchange (excluding Shamrock s assumption of the Ship Mortgage) and restructure all other obligations due from the Company to Shamrock and, if applicable, Bennett Management, (iii) consummate the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, and (iv) satisfactorily resolve the litigation filed against the Company (see "Legal Proceedings"). However, there can be no assurance the Company will be successful in obtaining Shamrock s and, if necessary, Bennett Management s agreement to modify on terms acceptable to the Company or terminate the Bennett Debt Exchange (excluding Shamrock s assumption of the Ship Mortgage) and restructure all other obligations due from the Company to Shamrock and possibly Bennett Management, consummating the liquidations of AMGAM and AGRM under Chapter 11 of the Code under plans acceptable to the Company or satisfactorily resolving the litigation filed against the Company. If the Company is unsuccessful in these efforts, the Company would then need to pursue a formal plan of reorganization or liquidation of the Company. Either such action would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that the stockholders of the Company will recover any of their investment in the Company.

INVESTMENTS

Indiana. The Company owns a 24.5% beneficial equity interest (the "RSR Interest") in RSR, LLC ("RSR"), a limited liability company formed by the Company and a group of non-affiliated individuals, representing the equivalent of a 4.9% equity interest in a riverboat gaming entertainment complex in the City of Rising Sun, Indiana on the Ohio River (the "Rising Sun Project"). Effective August 23, 1996, the Company transferred legal title to the RSR Interest to NBD Bank, N.A., as trustee, ("NBD"). Additionally, at such time, the Company granted a irrevocable proxy to the other members of RSR (collectively, the "Remaining Members") to vote the RSR Interest in the same manner and proportion as the Remaining Members vote on any matter, provided, however, that such proxy may not be exercised to vote in favor of any action that could reasonably be viewed as decreasing or otherwise adversely affecting the value of the RSR Interest or the ability to sell or otherwise transfer the RSR Interest. Prior to August 23, 1998, the Company may instruct NBD to sell any portion of the RSR Interest, for the benefit of the Company, to a third party approved by the Indiana Gaming Commission ("IGC"), subject to rights of first refusal held by RSR, the Remaining Members and Indiana RBG, L.P. ("RBG"), the partner of RSR in the Rising Sun Project. Any portion of the RSR Interest which is not transferred prior to August 23, 1998 shall be purchased from NBD, for the benefit of the Company, by either the Remaining Members or RSR at an average appraised fair market value. As a result of the Company, RSR, the Remaining Members and RBG advising the staff of the IGC of their intention to enter into the foregoing arrangements, no determination on the Company s suitability for licensure has been made by the IGC and the Company does not believe that the IGC has any present intention of making a determination on the Company s suitability for licensure.

Mississippi. Pursuant to a Partnership Agreement dated January 4, 1994 (the "AMGAM Partnership Agreement"), the Company and AGRM, formerly known as American Gaming Corporation, through their respective subsidiaries, formed AMGAM, to develop and operate the Gold Shore Casino in Biloxi, Mississippi. AGRM, through a wholly-owned subsidiary, owns a 90% partnership interest in AMGAM. AGRM also owned and leased property in Vicksburg,

Mississippi, which ownership interests have been terminated as discussed below (collectively, the "Vicksburg Property"). The Company, through another wholly-owned subsidiary, holds the other 10% partnership interest in AMGAM. The Gold Shore Casino opened on June 20, 1994.

On December 1, 1994, the Company acquired AGRM in a merger transaction (the "Merger"). As a result of the Merger, the Company became indirectly the sole owner of the Gold Shore Casino and the Vicksburg Property. Under the terms of the Agreement and Plan of Merger dated November 10, 1994, the stockholders of AGRM of record on November 30, 1994 and holders of certain warrants to purchase AGRM common stock received in exchange for such securities 4,414,560 restricted shares of Common Stock equal to approximately 22.5% of the then outstanding Common Stock and Common Stock issuable upon the exercise, exchange or conversion of certain of the Company's convertible securities including preferred stock, warrants and options.

As a result of AMGAM s continuing operating losses and liquidity problems subsequent to the date of the Merger, as well as an inability on the part of the Company to raise the financing required to address the operating and liquidity problems of the Gold Shore Casino, the Company, on February 17, 1995, entered into the Charter Agreement with PMCC for use at PMCC's existing site in Biloxi, Mississippi for annual rent of approximately $4,000,000. The Gold Coast Barge had been transferred to the Company from AGRM in exchange for the cancellation of AGRM s guaranty to the Company of certain unpaid lease obligations of AMGAM to the Company, which transfer is being challenged by the AMGAM Committee as a fraudulent transfer or voidable preference under the Code (see "Legal Proceedings"). Pursuant to terms of the Charter Agreement, PMCC is responsible for operating, insurance and maintenance costs of the Gold Coast Barge. The Charter Agreement has an initial term of five years, which term may be extended by PMCC for two additional five year terms. PMCC also has the option to purchase the Gold Coast Barge for fair market value at any time during the term of the Charter Agreement although the Company may reject any such offer should it not meet certain financial criteria set forth in the Charter Agreement. The Gold Shore Casino ceased operations on May 14, 1995 and the Charter Agreement became effective on June 18, 1995. The AMGAM Committee has filed the Motion and the Complaint in the Bankruptcy Court seeking, among other things, that all PMCC Payments be deposited into an escrow account for the benefit of the creditors of AMGAM and AGRM (See "Legal Proceedings").

In April 1995 and July 1995, the Company, Shamrock and Bennett
Management executed the Bennett Debt Exchange (See "-Liquidity and Continuation of Business").

On May 5, 1995 AMGAM was served by certain creditors with a petition filed in the Bankruptcy Court seeking liquidation of AMGAM under Chapter 7 of the Code. On May 25, 1995 AMGAM responded to such petition by requesting the Bankruptcy Court to convert the case into a reorganization under Chapter 11 of the Code, which request was granted by the Bankruptcy Court. On February 1, 1996 the Bankruptcy Court approved the sale of the leases comprising the Gold Shore Casino site to a third party for the sum of $750,000 plus the assumption and payment of all outstanding liabilities relating to and arising from such leases. On March 12 and 13, 1996, the personal property of AMGAM was sold at auction for the net sum of approximately $337,000.

On June 1, 1995, AGRM filed a voluntary petition for reorganization under Chapter 11 of the Code with the Bankruptcy Court. On December 20, 1995 the Bankruptcy Court lifted the automatic stay to allow an action of foreclosure on one of two parcels of the Vicksburg Property owned by AGRM which served as collateral for certain borrowing agreements. In the first quarter of 1996, the creditors under such borrowing agreements foreclosed on such property. On April 8, 1996, the Bankruptcy Court lifted the automatic stay to allow an action of foreclosure on the second parcel of the Vicksburg Property owned by AGRM which served as collateral for certain borrowing agreements and the creditors under such borrowing agreements subsequently foreclosed on such parcel. Additionally, on March 14, 1996 the Bankruptcy Court approved the rejection by AGRM of its lease with the lessor of the parcel constituting the remainder of the Vicksburg Property.

Pursuant to an order (the "PMCC Order") of the Bankruptcy Court, on September 21, 1995 PMCC acquired from AMGAM the Acquired Equipment in exchange for the promise to make to AMGAM the FF&E Payments, consisting of an initial payment of approximately $48,000 and twenty-six equal monthly payments of approximately $121,000 through October 1, 1997 totaling approximately $3,188,000, which is an amount substantially equal to the indebtedness of AMGAM to IGT - North America ("IGT") for such machines. Pursuant to the PMCC Order (a) commencing October 1, 1995 any such payments made by PMCC to AMGAM are escrowed in the AMGAM bankruptcy proceeding pending a determination by the Bankruptcy Court as to the disposition of such proceeds and (b) approximately $22,000 was disbursed from such account in satisfaction of the secured claim of one creditor in the AMGAM bankruptcy proceeding. As a result of the establishment of such escrow, AMGAM has not been able to use such payments from PMCC to pay its indebtedness to IGT and AMGAM is not otherwise able to repay such indebtedness. The Company has guaranteed to IGT the repayment by AMGAM of such indebtedness (See "Legal Proceedings").

PMCC has not made any FF&E Payments from August 1996 through February 1997, totaling approximately $845,000. On January 31, 1997 AMGAM and the AMGAM Committee filed suit in the Bankruptcy Court against PMCC and an affiliate seeking payment of all FF&E Payments currently due under the PMCC Order, among other relief (See "Legal Proceedings").

The Company, Shamrock, AMGAM, AGRM and the Committees have executed the Term Sheet, which terms are to be incorporated into the Plan. Pursuant to the Plan as currently agreed upon by such parties, (i) the Company would transfer to a creditors trust for the holders of allowed claims in the bankruptcy proceedings of AMGAM and AGRM (excluding the Company and Shamrock) an undivided 22.7% ownership interest in the Gold Coast Barge and the Charter Agreement, which assets will be held by a trustee (the "Mississippi Trustee"), (ii) the Mississippi Trustee would receive and disburse in accordance with the terms of the Plan all PMCC Payments and all FF&E Payments, (iii) each administrative and priority claim, as defined in the Code, incurred in connection with the bankruptcy proceedings of AMGAM and AGRM would be paid in full from the respective estates of AMGAM and AGRM in accordance with statutory priorities pursuant to the Code, (iv) each secured claim (excluding the Ship Mortgage) would be paid in full from the sale of the related collateral, (v) each unsecured claim, excluding any claims of the Company and Shamrock, would be paid on a pro rata basis (a) from the assets of the respective estates of AMGAM and AGRM, including all FF&E Payments made from October 1, 1995 through October 1, 1997 and the funds remaining in the AMGAM/AGRM Escrow Account, (b) from a monthly payment in the aggregate amount of $67,500 out of the PMCC Payments (which total approximately $329,000 per month) from the date the Plan is confirmed (the "Confirmation Date") through the end of the initial term of the Charter Agreement and the renewal term, if any, and (c) from 22.7% of the net proceeds of a sale of the Gold Coast Barge, if any, (vi) the Mississippi Trustee would escrow $2,500 per month, up to an aggregate amount of $60,000, for use in paying any and all costs of protecting the Gold Coast Barge in the event of default by PMCC under the Charter Agreement, and
(vii) the Company s and Shamrock s unsecured claims and the Ship Mortgage (in the collective claimed amount of $33,000,000) would be paid from the balance of (a) the monthly PMCC Payments (approximately $259,000) from the Confirmation Date and (b) the net proceeds of a sale of the Gold Coast Barge, if any.

The amounts to be paid to creditors would be subject to the claim allowance process in the AMGAM and AGRM bankruptcies, pursuant to which all allowed claim amounts, in the order set forth above, would be fixed for purposes of distributions under the Plan. Prior to the final approval of any settlement agreement incorporating the terms of the Plan, the Company and Shamrock shall advise AMGAM, AGRM and the Committees of the allocation between the Company and Shamrock of the distributions to be made pursuant to clause (vii) in the immediately preceding paragraph. The Bankruptcy Court set May 17, 1996 as the final date for filing proofs of claim or interest in both the AMGAM and AGRM bankruptcy cases, except with respect to Bennett Management and related entities, for which the Bankruptcy Court has extended such date until the Confirmation Date. Additionally, pursuant to the Plan, the Committees would agree to stay all litigation, including the Complaint, until the Confirmation Date, at which time the Committees would dismiss the Complaint and all other litigation brought against the Company with prejudice, that is, the Committees would be precluded from filing any action against the Company based on the alleged causes of action set forth in the Complaint or any such other litigation.

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

As previously described, the Company and PMCC entered into the PMCC Agreement, PMCC has failed to make the February 1997 and March 1997 PMCC Payments when due and has failed to make the October 1996 through January 1997 PMCC Payments in full. (See "-Liquidity and Continuation of Business").

In the third quarter of 1996, the Company recognized a write down of $2,146,000 in the value of its investment in the Gold Coast
Barge and the related leasehold improvements to reflect their appraised market value.

Nevada. On May 31, 1995 the Company consummated an agreement with Fitzgerald's Reno, Inc. to purchase the Harolds Club casino in Reno, Nevada (which is not presently operating as a casino and which would require substantial renovations and equipment purchases to enable it to operate as a casino) for a purchase price of $8,900,000, consisting of $1,150,000 previously paid into escrow by the Company and $7,750,000 provided by Shamrock. The Company did not have sufficient funds to complete the purchase. To prevent the Company from forfeiting the escrowed funds because of a failure to consummate the purchase by the date required in the agreement, Shamrock agreed to provide the additional financing in exchange for the transfer to it by the Company of the property constituting the Harolds Club casino, all as more fully described below.

Pursuant to an agreement between Shamrock and the Company (the "HC Purchase Agreement") under which Shamrock provided the necessary funds to the Company to close the purchase of the Harolds Club casino in Reno, Nevada, the Company transferred to Shamrock title to the land and the building related to the Harolds Club, Shamrock canceled $650,000 of the Company s then outstanding indebtedness to Shamrock and caused Bennett Funding to cancel $500,000 of the Company s then outstanding indebtedness to Bennett Funding, and the Company agreed to transfer to Shamrock all of the Company's rights, title and interest in certain land leases related to the Harolds Club by July 30, 1995. The Company is in breach of the latter provision because such transfer has not been completed pending the negotiation by the Company with Shamrock relating to possible future sale or development of the Harolds Club. The HC Purchase Agreement does not give Shamrock any particular rights with respect to such breach by the Company. Although the Company is obligated until such transfer to make all lease payments under such leases and notwithstanding that such leases have not yet been assigned to Shamrock, since July 30, 1995 Shamrock has assumed responsibility for all carrying costs of the Harolds Club property including, but not limited to, such lease payments, taxes, insurance and utilities. However, even if the Company transfers to Shamrock all of the Company's rights, title and interest in such leases, the Company could still be ultimately obligated under such leases, pursuant to certain guaranties of lease executed by the Company. The Company has been informed by Shamrock and the lessors under such leases that Shamrock has not made lease payments from April 1996 through February 1997 due under such leases or quarterly property taxes due under such leases, collectively totaling approximately $732,000. The lessors have, among other rights, the right to terminate the respective leases and hold the Company responsible for all obligations under such leases through the end of the respective lease terms. Such leases require aggregate annual lease payments of approximately $584,000, $548,000 and $548,000 for 1997, 1998 and 1999, subject to increase based upon increases in the Consumer Price Index, and have terms ending between June 1997 and October 2022. If the lease expiring June 1997 is not renewed (and such lease requires the lease to be in full force and effect at the time of any renewal), sale or development of the Harolds Club could be adversely affected. The Company has recorded the unpaid lease payments and property taxes from April 1996 through December 1996 totaling approximately $638,000 (the "Unpaid

Harolds Obligations") as current liabilities as of December 31, 1996. The Company has also recorded the amount of the Unpaid Harolds Obligations as a receivable due from Shamrock as of December 31, 1996, but, as a result of the Company s determination as of December 31, 1996 that there is a substantial likelihood that such amount will be uncollectible, wrote-off such amount as of December 31, 1996. In September 1996, Shamrock and the Company entered into an agreement (the "HC Reimbursement Agreement") pursuant to which Shamrock has agreed, upon the sale of the Harolds Club, to reimburse the Company for (i) all costs and expenses, in an amount not to exceed $15,000, incurred by the Company in connection with such sale, (ii) all reasonable attorneys fees incurred by the Company in connection with litigation commenced against, among others, the Company by the five lessors of the Harolds Club property seeking, among other relief, payment of all unpaid lease payments and property taxes (see "Legal Proceedings"), and (iii) all reasonable costs and expenses incurred by the Company in connection with the operation and maintenance of the Harolds Club.

Pursuant to agreements between Shamrock and the Company dated as of August 15, 1995 (the "Harolds Agreements"), the Company has the right to lease Harolds Club from Shamrock or, under certain circumstances, manage the Harolds Club. The Company does not have, nor does it anticipate having, the financial ability or personnel to exercise such lease option. Additionally, the Company has no current intention of exercising such lease option or managing the Harolds Club.

The Company is precluded from conducting casino operations in the Harolds Club prior to receipt of a gaming license from the Nevada
State Gaming Control Board. In January 1996, the Company withdrew, without prejudice to reapply, a previously filed licensing application.

Mobile, Alabama. During August 1993, the Company acquired, for $1,006,000 in cash, a former railroad station in Mobile, Alabama, which the Company believes is suitable for use as a casino gaming facility if the State of Alabama enacts gaming legislation. In the second quarter of 1995, as a result of the Company s determination that there is a substantial likelihood that the former railroad station will not be able to be utilized as a gaming facility in the next few years, the Company recognized a write down of $280,000 in the value of its investment in the former railroad station to reflect its estimated sale value if it is unable to be developed as a gaming facility. In the third quarter of 1996, the Company recognized an additional writedown of $351,000 in the value of its investment in real property in Mobile, Alabama to reflect an appraisal of its fair market value. The Company does not have, nor does it anticipate having, the financial ability or personnel to develop such property as a gaming or other facility, and is therefore assessing opportunities to sell such property.

Empire/Aquarama. In May 1993, the Company invested $3,000,000 in cash to acquire a 15% initial equity interest (with the right to increase its percentage ownership to 30%) in Empire Cruise Lines, Ltd., a Delaware corporation ("Empire"), which has acquired ownership of the S.S. Aquarama, a U.S. flag cruise ship suitable for refurbishment as a gaming vessel. Empire has no prior operating history or business operations and was formed solely for the purpose of acquiring and refurbishing the S.S. Aquarama. The S.S. Aquarama has been docked in protected fresh waters since 1963 when it left service as a ferry on the Great Lakes. The vessel was constructed in

1945 and originally served as a troop carrier for the United States Navy for three years. Under an agreement with Empire, the Company has committed to use its best efforts to obtain up to $75,000,000 in financing to refurbish and equip the S.S. Aquarama in exchange for which Empire has agreed to engage the Company as manager of any future casino operations of the vessel for a term equivalent to the term of the financing arranged by the Company. In exchange for its management services, the Company would receive a fee equal to 10% of earnings before interest, depreciation and taxes ("EBIDT") up to EBIDT of $120 million in total at which point no more fees will be paid until interest costs associated with such financing have been earned on a net operating basis. The Company does not have, nor does it anticipate having, the financial ability or personnel to manage such property as a gaming or other facility. The Company is currently assessing opportunities to sell its equity ownership in Empire. Additionally, the Company, on behalf of Empire, is currently seeking opportunities to sell the S.S. Aquarama. As a result of the Company s determination in the second quarter of 1995 that there was a substantial likelihood that the S.S. Aquarama will not be able to be utilized as a gaming project in the next few years, the Company recognized a write down of $2,250,000 in the value of its investment in Empire to reflect the estimated net scrap metal proceeds which would be received by the Company if the S.S. Aquarama was unable to be developed as a gaming project and instead sold for its scrap metal value. As a result of the Company s determination in the fourth quarter of 1996 that there (i) is a substantial likelihood that the S.S. Aquarama will not be able to be utilized as a gaming project and
(ii) the outstanding carrying costs of the S.S. Aquarama exceed its estimated net scrap metal value, the Company wrote off its investment of $750,000 in Empire.

DISCONTINUED VENTURES

Prichard, Alabama. The Company purchased seven adjoining parcels of real estate in Prichard, Alabama for a total of approximately $676,000 for possible development in connection with a casino gaming facility. The Company completed those purchases in 1995. In addition, the Company has a lease through July, 1997 for another parcel at a rent of approximately $22,000 per year. In the fourth quarter of 1996, the Company recognized a writedown of $566,000 in the value of its investment in real property in Prichard, Alabama to reflect an appraisal of its fair market value. The Company has agreed to sell its seven parcels of real estate to the City of Prichard for $110,000; closing is currently scheduled for March 27, 1997. The net sales proceeds of approximately $98,000 will be used to repay a portion of a promissory note in the outstanding principal amount as of February 28, 1997 of approximately $121,000 payable to a former employee of the Company related to expenses that such employee incurred during his employment with the Company, which note was secured by the seven parcels of real estate in Prichard, Alabama owned by the Company. The Company does not intend to renew the lease of the other parcel of real estate in Prichard, Alabama.

Keno. On March 28, 1996 the Company entered into an assignment and transfer agreement (the "Keno Agreement") with American Heartland Corporation ("AHC"), and Big Red Keno, Ltd., a licensed keno operator in Omaha, Nebraska ("BRK"), pursuant to which: (i) the Company assigned, and AHC assumed, all of the Company s rights and obligations under that certain financing agreement dated October 15, 1991 with BRK to provide equipment, services and financing for the operation of a multiple parlor keno game in the City of Omaha in exchange for a revenue participation equal to 50% of cash net income of BRK after deduction of certain cash payments by BRK: (ii) the Company transferred and assigned to AHC all of the Company s right, title and interest to all of the assets utilized by the Company in the conduct of its keno gaming activities (the "Keno Assets"), including, without limitation, all maintenance and servicing agreements with the licensed operators for stations and locations at which the Company s computerized keno system is utilized (the "Keno Maintenance Agreements") and the Company s computerized keno system; (iii) the Company agreed not to compete, directly or indirectly, with AHC or BRK as a distributor, manufacturer or maintainer of keno equipment or software, other than in the normal course of any casino operations of the Company for a period of five years; (iv) AHC paid the Company $500,000 on March 29, 1996; and (v) AHC issued and delivered its promissory note to the Company in the principal amount of approximately $1,112,000 (the "Keno Note"). The Keno Note requires principal and interest payments, at an interest rate of 8% per annum, based on a fifty-three month amortization with payments commencing on April 28, 1996. The Company has received principal and interest payments totaling $275,000 through February 28, 1997. The Keno Note is secured by the Keno Assets and is guaranteed by BRK, which guarantee is secured by keno equipment previously provided to BRK by the Company.

AHC has agreed to submit licensing applications to the appropriate governmental authorities for the temporary licenses, permanent licenses or other gaming approvals or authorizations or other evidence of non-disapproval (the "Required Licenses") necessary to enable AHC to lawfully perform the obligations assumed by AHC under the Keno Maintenance Agreements. Pending the issuance of the Required Licenses, the Company shall perform the obligations under the Keno Maintenance Agreements for the benefit of AHC and shall be reimbursed by AHC for any net cash operating expenses incurred by the Company in connection with the performance of such obligations. If the arrangement described above is not permitted by applicable laws or regulations, then, pending the issuance of the Required Licenses, the Company shall continue to perform its obligations under the Keno Maintenance Agreements for its own benefit and at its own expense. If AHC does not submit the required licensing applications or obtain the Required Licenses within specified time frames set forth in the Keno Agreement, AHC and BRK, jointly and severally, shall (i) indemnify the Company for any damages relating to the termination of the Keno Maintenance Agreements, and (ii) except with respect to a failure to submit applications for or to obtain licenses required by the State of Nebraska, pay the Company liquidated damages in the amount of $100,000 as compensation for damages relating to the termination of the Keno Maintenance Agreements. If AHC does not obtain the Required Licenses within specified time frames set forth in the Keno Agreement, the Company has the right, but not the obligation, to retain certain Keno Maintenance Agreements and the Keno Assets located in the Company s former Billerica, Massachusetts facility as of March 28, 1996. The Company and AHC have agreed to extend such time frame through June 1997. AHC s obligations under the Keno Note are not contingent upon AHC submitting appropriate licensing applications or obtaining the Required Licenses.

Sioux City Sue. Effective May 1994, Bennett Management consummated the purchase of the Vessels from a third party. The Company believed, at such time, the Vessels were suitable for riverboat gaming operations and planned to use the Vessels for such operations if successful in obtaining a gaming license in any of a number of jurisdictions in which riverboat gaming has been legalized or is being considered for legalization.

In conjunction therewith, the Company entered into the SCS Lease with Bennett Management whereby the Company leased the Vessels for casino gaming purposes at a monthly rental of $106,250 plus operating and maintenance expenses. The SCS Lease was approved by a special committee of the Board of Directors which makes recommendations to the Board of Directors concerning potential transactions between the Company and entities which may be deemed affiliates of the Company and such action was ratified by the Board of Directors of the Company. As a result of the Company s determination in 1995 that there was a substantial likelihood that the Company would not record any revenues from the Vessels through the end of the SCS Lease term to offset the remaining lease payments due Bennett Management under the SCS Lease from January 1, 1996 to the end of the lease term totaling approximately $4,463,000, such remaining lease payments were recognized as a liability as of December 31, 1995 by the Company. The Company has been advised by Shamrock that the SCS Barge was sold by Shamrock on November 20, 1996. The Company has advised Shamrock that it believes that the SCS Lease terminated on such date and accordingly reversed the remaining lease payments due Bennett Management under the SCS Lease from November 20, 1996 to the end of the lease term totaling approximately $3,329,000. The Company has not paid approximately $2,701,000 in rent to Bennett Management due under the SCS Lease from November 10, 1994 through November 20, 1996.

Shamrock has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock all of Bennett Management s rights and obligations under the SCS Lease. However, the Company has not been provided with written evidence of such assignment and, as the result of the bankruptcy filing of Bennett Management, any such assignment might be challenged as a fraudulent transfer or voidable preference under the Code. There can be no assurance that such assignment was entered into between Shamrock and Bennett Management or, if entered into, that it will not be voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management.

West Virginia. The Company had been engaged by Mountaineer Park, Inc. ("Mountaineer") pursuant to a management agreement (the "Mountaineer Park Management Agreement") to provide management services for the video lottery and other gaming activities of Mountaineer which may be permitted from time to time under West Virginia law other than pari-mutuel horse racing and off-track betting on horse racing (the "Managed Activities") at the Mountaineer Facility. The provision of such services began on October 27, 1994.

Under the Mountaineer Park Management Agreement, the Company was entitled to receive a management fee of 3% of the gross revenues of the Managed Activities at the Mountaineer Facility. In addition, the Company was entitled to receive 8% of the earnings before interest, taxes, depreciation and amortization of all businesses conducted at or, in the case of off-track betting, generated as a result of, the Mountaineer Facility, including the Managed Activities and all pari-mutuel horse racing and off-track betting on horse racing.

On June 30, 1995 the Company, Mountaineer and Winners Entertainment, Inc., the parent of Mountaineer, entered into an agreement pursuant to which the Mountaineer Park Management Agreement and all relationships established, and all obligations arising, thereunder were permanently stayed. American Newco, Inc. ("Newco"), a corporation owned by the Company s then President and Chief Executive Officer, was contemporaneously retained by Mountaineer pursuant to a Consulting Agreement (the "MP Consulting Agreement") to consult with Mountaineer concerning marketing services, operation of gaming activities and construction of the Mountaineer Facility, among other matters. Under the MP Consulting Agreement, Newco is entitled to receive a base fee of $10,000 per month and additional compensation of not less than $30,000 for each three month period commencing July 1, 1995. Newco agreed to remit to the Company any such funds received pursuant to an assignment agreement (the "Assignment"), which obligation was terminated pursuant to a separation agreement dated December 15, 1995 executed by the Company and such then President and Chief Executive Officer, among others. For the period from July 1, 1995 through December 15, 1995, the Company received approximately $60,000 from Newco pursuant to the Assignment.

Bingo. On December 23, 1994, the Company sold substantially all of the assets utilized by the Company in the conduct of its high stakes bingo gaming activities to MegaBingo, Inc., for which the Company ultimately received approximately $1,700,000 in cash and 12,500 shares of Series A Preferred Stock of Multimedia Games, Inc., the parent of MegaBingo, Inc. Such preferred stock is voting, convertible preferred stock with a cumulative quarterly dividend of $0.275 per share.

On April 15, 1994, MegaBingo, Inc. exercised an option granted by the Company on December 10, 1993 and entered into a service agreement (the "Services Agreement") pursuant to which, on an exclusive basis, MegaBingo, Inc. is providing marketing and other services required by the bingo gaming activities conducted at such time by the Company and, since April 15, 1994, by MegaBingo, Inc. The term of the Services Agreement is for a period of three years ending April 14, 1997 subject to extension in certain circumstances for an additional two (2) years. Although the Company has sold all its bingo assets, the Services Agreement is required until such time as agreements pursuant to which marketing and other services required by such bingo gaming activities have been entered into between MegaBingo, Inc. and certain bingo gaming hall operators. In consideration of those services, MegaBingo, Inc. receives a services fee equal to 100% of Free Cash Flow (as defined in the Services Agreement) from such high stakes bingo operations.

California. On September 29, 1994, the Company executed a Memorandum of Understanding ("MOU") with International Marine and Gaming, Inc. to jointly pursue the potential development of a card club casino in Bell, California. In connection with the execution of the MOU, the Company deposited $1,027,000 (the "Bell Deposit") in trust with the City of Bell in order to participate as a 25% interest holder in the card club casino project. The Company withdrew from such project in January 1996 and the Bell Deposit was returned to the Company, without interest, in February 1996. The Company used $1,000,000 of the Bell Deposit to repay (i) approximately $183,000 of its indebtedness to Shamrock under a $1,900,000 working capital line of credit provided to the Company by Shamrock in September 1994 (the "1994 Line of Credit"), (ii) approximately $175,000 of its indebtedness to Bennett Funding under a line of credit provided to the Company by Bennett Funding in March 1995 (the "1995 Line of Credit"), including outstanding accrued interest on such debt and (iii) approximately $642,000 of its indebtedness to Shamrock under a non-revolving working capital line of credit provided by Shamrock to the Company in July 1995 (the "July 1995 LC"), including outstanding accrued interest on such debt. See "Certain Relationships and Related Parties - Current Transactions and - Terminated or Superseded Agreements."

Video Gaming Machines. In 1992, the Company entered the video gaming machine and video lottery terminal (collectively, "VLT") segment of the gaming business. The Company's investments in the VLT segment never developed as successfully as expected. Consequently, during 1994 the Company recorded a loss provision of approximately $76,000, constituting a writeoff of all of the Company's investment in the VLT segment. In 1995 the Company sold all of its video gaming machines, which had an aggregate net book value of $899,000, for the aggregate sum of approximately $43,000.

In November 1994, the United States District Court for the Western District of Louisiana entered a judgment in favor of the Company and against certain VLT distributors for the full amount of a loan to them by the Company in the principal amount of approximately $1,108,000, which amount had been previously written-off by the Company. Pursuant to the execution of the judgment, such distributors sold their VLTs and VLT routes for the benefit of the Company, for which the Company received approximately $219,000 and the loan described above was deemed paid in full. Additionally, the Company settled its claims against the principals of such VLT distributors in exchange for $100,000, which was received by the Company in December 1994.

NET OPERATING LOSS CARRYFORWARDS AND RELATED OWNERSHIP CHANGE
LIMITATIONS

As of December 31, 1996, the Company had net operating loss carryforwards ("NOL s") of approximately $55,404,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Tax Code") if a loss corporation has an "ownership change" (as defined in the Tax
Code) within a designated testing period, its ability to use its NOL s is subject to certain limitations. The Company has had various ownership changes for Section 382 purposes which limit the amount of pre-April 9, 1993 losses that may be utilized annually to offset taxable income. Net operating losses subject to an annual limitation as of April 9, 1993 amounted to approximately $17,000,000. Losses after April 9, 1993 totaling approximately $38,404,000 are also subject to such limitation as of the date of this filing. There can be no assurance that a future ownership change will not occur or that a past event, such as the Merger, will be determined to not be an ownership change which could further limit the utilization of the Company s NOL s during future periods, nor can there be any assurance that operations of the Company will generate taxable income in future years so as to realize a tax benefit from such NOL s.

LICENSES AND LICENSE APPLICATIONS

In connection with its investments in gaming ventures, the Company has a license in the state of Nebraska as a manufacturer/distributor of lottery equipment and supplies. The Company does not intend to renew such license, which expires in September 1997, as a result of the sale of the Company s keno business pursuant to the Keno Agreement (See "- Discontinued Ventures - Keno").

COMPETITION AND GOVERNMENT REGULATION

Certain forms of casino gaming, including riverboat casino gaming, are now permitted in portions of Colorado, Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, Nevada, New Jersey and South Dakota, as well as on American Indian lands in many States. Some form of gaming (e.g., lotteries, horse or dog racing, charitable games) is now legal in every State except Utah and Hawaii. The many forms of gaming conducted both on and off Indian lands in the United States may, in a broad sense, be deemed to be in competition with the gaming ventures in which the Company invests and affect the value of such gaming ventures. The extent to which the various forms of gaming conducted both on and off Indian lands in the United States may be competitive with the gaming ventures in which the Company's invests depends upon several factors including the nature and location of the gaming activity and the demographics of the player populations.

Additionally, the gaming industry in which the Company invests is subject to extensive government regulation by federal, state and local authorities and, accordingly, regulatory and legislative changes, including gaming related taxes, could have an adverse effect on the Company's investments by increasing competition, by increasing costs or by making gaming a relatively less attractive activity for its customers as compared with other competing activities.

To the extent the Company continues to do business in the gaming industry, if at all, such competition and government regulation could have an adverse effect on the Company's business by increasing competition, by increasing costs, by making gaming a relatively less attractive activity for its customers as compared with other competing activities, and by imposing restrictions on the Company s business activities. To the extent the Company s activities in a particular jurisdiction are regulated, the Company has complied, or has taken the appropriate steps to comply, with any applicable regulations. To the extent the Company commences gaming operations in other jurisdictions, it will become subject to the regulatory systems in effect in those jurisdictions.

No material portion of the business of the Company is seasonal. No portion of the Company s business is subject to termination of contracts or renegotiation of profits at the election of the government. Compliance with federal, state and local environmental regulations has not had and is not expected to have a material effect upon the capital expenditures, earnings (or losses) or competitive position of the Company. Inflation has not had and is not expected to have a material effect on the Company s business.

SERVICE MARKS

The Company has registered the service mark for "MEGAPICK" with the United States Patent and Trademark Office (the "PTO"). The Company has granted to MegaBingo, Inc. the exclusive, paid-up perpetual right and license to use the service mark "MEGAPICK" or any variant thereof in connection with any and all bingo operations (See "- Discontinued Ventures - Bingo"). The Company has granted to AHC the right to use the names "Gamma", "Gamma International" and variants thereof, provided however, that the Company retains the right to continue to use the name "Gamma" or any variant thereof for corporate, but not commercial, purposes (See -"Discontinued Ventures - Keno"). The Company has registrations pending with the PTO for the service marks "GOLD SHORE CASINO" and "MISSISSIPPI GOLD SHORE CASINO", but intends to abandon such registrations upon the liquidation of AMGAM.

EMPLOYEES

As of February 28, 1997, the Company had 3 employees, consisting of 1 executive officer and 2 office personnel. All of the Company's personnel are employed full-time.

For additional information concerning the Company and its business and operations, see "Management s Discussion and Analysis."

Item 2.  Description of Property

Headquarters. The Company s operations are located in West
Atlantic City, NJ. The property is currently in operative condition and is sufficient for the Company s current administrative and known operating needs. The property is leased with an expiration term of September 13, 1998.

The Gold Coast Barge. The Gold Coast Barge measures 300 x 90 with two decks measuring 300 x 110 (approximately 33,000 square feet each) and one deck measuring 300 x 40 (approximately 12,000 square feet). As discussed above, on February 17, 1995 the Company entered into the Charter Agreement with PMCC to charter the Gold Coast Barge to PMCC for use at PMCC's existing site in Biloxi, Mississippi for annual rent of approximately $4,000,000, although as discussed above, the Company and PMCC entered into the PMCC Agreement for the period October 1996 through January 1997 (See "Description of Business - Liquidity and Continuation of Business"). Shamrock has ship mortgages on the Gold Coast Barge totaling approximately $35,062,000 related to loans utilized to finance the construction and opening of the Gold Shore Casino previously operated on the Gold Coast Barge. See "Description of Business - Liquidity and Continuation of Business" for a discussion of the status of the Bennett Debt Exchange, pursuant to which the Gold Coast Barge was to be transferred by the Company to Bennett Management in exchange for cancellation of certain debt due Shamrock.

Nevada. As discussed above, the Company is obligated pursuant to the HC Purchase Agreement to transfer to Shamrock all of the Company's rights, title and interest in certain land leases related to the Harolds Club by July 30, 1995 but such transfer has not been completed pending the negotiation by the Company with Shamrock relating to possible future sale or development of the Harolds Club.

Alabama. The Company owns a former railroad station in Mobile, Alabama (a second site in Alabama is scheduled to be sold on March 27, 1997, see "Description of Business - Discontinued
Ventures - Prichard, Alabama").

See "Description of Business - Investments - Mississippi, -
Nevada, and - Mobile, Alabama."

For a description of the general competitive conditions related to the above mentioned properties see "Description of Business -
Competition."

Management believes that all properties are adequately insured.

Item 3. Legal Proceedings

As discussed above, IGT is not receiving any payments from AMGAM on AMGAM s debt to IGT for certain slot machines acquired by PMCC formerly used in the operation of the Gold Shore Casino (See "Description of Business - Investments - Mississippi"). Such indebtedness by AMGAM to IGT has been guaranteed by the Company pursuant to a guaranty agreement (the "IGT Guaranty") by the Company to IGT. On November 2, 1995 IGT filed a complaint against the Company in the Circuit Court of Harrison County, Mississippi, Second Judicial District seeking a judgment against the Company under the IGT Guaranty of (i) the principal amount of approximately $3,306,000 plus accrued interest due under an installment sales contract and (ii) reasonable attorneys fees. Although the Company has responded to such complaint by arguing that the IGT Guaranty should be found to be unenforceable if IGT has failed to properly perfect a security interest in such slot machines, to the extent (i) funds are not paid to IGT pursuant to the Term Sheet and the Plan and (ii) the IGT Guaranty is enforceable against the Company, the Company s business and financial condition would be materially adversely affected. Management is unable, with any degree of certainty, to predict the outcome, or to estimate the amount of liability, if any, that may result from this action.

On September 20, 1995 AMGAM was informed by the U.S. Department of Labor (the "DOL") that it had concluded an investigation of the AMGAM Associates d/b/a Gold Shore Casino Associate Benefit Plan (the "AMGAM Benefit Plan") for the period May 15, 1994 through September 20, 1995. As a result of such investigation, the DOL has alleged that AMGAM and possibly certain related parties and/or AMGAM officers violated, and continue to violate, certain provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") with respect to the administration of the AMGAM Benefit Plan. The DOL has indicated that AMGAM s failure to take necessary corrective action may result in the referral of this matter to the Office of the Solicitor of Labor for possible legal action. In addition, whether or not any such referral is made, AMGAM is and would remain liable to possible legal action by other parties including plan fiduciaries and plan participants or their beneficiaries. Certain violations of ERISA may also result in the assessment of civil penalties by the Secretary of Labor against the violating parties. The DOL has requested AMGAM to discuss how such violations noted in the DOL s investigation may be corrected and how to restore any losses to the AMGAM Benefit Plan. The Company responded to such allegations on November 20, 1995, and advised the DOL (i) that AMGAM does not believe that there have been any fiduciary violations or prohibited transactions under ERISA, (ii) AMGAM intends to satisfy medical claims due and payable under the AMGAM Benefit Plan to the extent permitted by the Code and the Bankruptcy Court and intends to use its best efforts to seek priority status under the Code for the payment of such medical claims, and (iii) in no event will the amount paid with respect to such medical claims be less than the employee contributions collected under the AMGAM Benefit Plan after March 28, 1995. Although the actions taken by AMGAM, certain related parties and AMGAM officers with respect to the AMGAM Benefit Plan will be vigorously defended, the outcome of this matter is uncertain. Any legal action or civil penalties arising out of this matter could materially affect the Company and its business and financial condition.

The AMGAM Committee has filed the Motion which would result in a combination of the assets and liabilities of AMGAM and AGRM into one bankruptcy estate. The Bankruptcy Court has not scheduled a hearing date on the Motion. AMGAM, AGRM and the Company presently intend to oppose the Motion on the basis, among others, that AMGAM, AGRM and the Company were separate entities with separate ownership at the time most liabilities of AMGAM and AGRM were incurred.

The AMGAM Committee has also filed the Complaint seeking that (i) the transfer of the ownership interests in the Gold Coast Barge by AGRM and AMGAM to the Company be declared null and void, (ii) the transfer of the leasehold interest in the Gold Coast Barge by AMGAM to the Company be declared null and void, (iii) the Company and Shamrock be required to deliver to AGRM and AMGAM their respective interests in both the ownership and leasehold in the Gold Coast Barge, (iv) the Company and Shamrock disgorge and return to the respective AMGAM and AGRM estates all PMCC Payments received, such funds to be deposited in an escrow account and not expended without further order of the Bankruptcy Court, and (v) PMCC be ordered and directed to immediately deposit all PMCC Payments into an escrow account for the benefit of the creditors of AMGAM and AGRM, such funds not to be expended without further order of the Bankruptcy Court. The Bankruptcy Court has not scheduled a hearing date on the Complaint. AMGAM, AGRM and the Company presently intend to oppose the Complaint on the bases, among others, that the transfer of the Gold Coast Barge from AGRM to the Company involved contemporaneous exchanges of value and that the Company and Shamrock were not insiders of AMGAM or AGRM at the time such entities granted the Company and Shamrock security interests in their assets, including the Gold Coast Barge.

As discussed above (See "Description of Business - Liquidity and Continuation of Business"), pursuant to the Plan, as currently agreed upon pursuant to the terms of the Term Sheet, the Committees would agree to stay all litigation, including the Complaint, until the Confirmation Date, at which time the Committees would dismiss the Complaint and all other litigation brought against the Company with prejudice, that is, the Committees would be precluded from filing any action against the Company based on the alleged causes of action set forth in the Complaint or any such other litigation. The Motion would be rendered moot because the Plan is a joint plan of liquidation.

If (i) the Company, AMGAM, AGRM and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM incorporating the terms of the Term Sheet or any other acceptable terms or any such plan is agreed upon but not approved by the creditors in the AMGAM and AGRM bankruptcy proceedings in accordance with the provisions of the Code or thereafter confirmed by the Bankruptcy Court and (ii) the Motion is granted by the Bankruptcy Court and the AMGAM Committee prevails on the Complaint, the Company would not be able to meet its obligations as they come due. Additionally, if the Company and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM incorporating the terms of the Term Sheet or any other acceptable terms and, as a result the Bankruptcy Court (i) terminates the Preliminary Injunction and (ii) disallows any payments to the Company for its monthly operating expenses from the PMCC Payments, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied.
Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

As discussed above (See "Description of Business - Liquidity and Continuation of Business"), the Bankruptcy Court has entered the Preliminary Injunction. The Preliminary Injunction was sought by the Committees and the Company in connection with their negotiations involving the Plan, but it is independent of the Complaint which seeks, among other things, similar relief.

As discussed above (See "Description of Business - Investments - Mississippi"), on January 31, 1997 AMGAM and the AMGAM Committee filed suit in the Bankruptcy Court (Adv. No. 970868) against PMCC and an affiliate seeking, among other relief, (i) payment of all FF&E Payments currently due under the PMCC Order, (ii) compliance by PMCC and such affiliate with the PMCC Order, (iii) a temporary restraining order restraining PMCC, such affiliate and/or related parties or agents from assigning, encumbering, transferring, selling or disposing of the Acquired Equipment and (iv) a preliminary injunction restraining PMCC, such affiliate and/or related parties or agents from selling or disposing of the Acquired Equipment. PMCC has agreed to provide the AMGAM Committee with at least seven days advance written notice of any proposed sale, conveyance, transfer, lien, mortgage or other encumbrance of the Acquired Equipment. The Bankruptcy Court has not yet scheduled a trial date on this lawsuit.

On September 16, 1996, two stockholders of the Company, who were bondholders and stockholders of AGRM prior to the Merger, filed suit against the Company and three former officers and/or directors of AGRM in the Circuit Court of Harrison County, Mississippi, Second Judicial District (Civil Action No. A2402-96 -00210). The plaintiffs allege (i) federal and state securities fraud by the defendants based on alleged fraudulent misrepresentations made by the defendants in connection with plaintiffs decision to purchase common stock of AGRM, to convert certain debentures issued by AGRM into common stock of AGRM and to tender their common stock of AGRM in exchange for Common Stock of the Company in connection with the Merger and (ii) a breach of directors duties of good faith and due care by the three former officers and/or directors of AGRM. The plaintiffs are seeking compensatory damages in the amount of $250,000, punitive damages in the amount of $1,000,000 and attorneys fees and costs. As discovery and depositions have not yet commenced, outside counsel to the Company, due to the limited facts available on this matter, is unable to predict the outcome of this lawsuit. However, should the plaintiffs prevail, this litigation would have a material adverse effect on the Company s business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

In July 1996 and August 1996, in separate actions filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe (Case Nos. CV9604947, CV9604933, CV9604939, CV9604997 and CV9604692), the five lessors of the Harolds Club property have filed suit against, among others, the Company and Shamrock seeking, variously, among other relief, (i) payment of all unpaid lease payments and property taxes, (ii) a court order voiding the transfer of the title to the land and the building related to the Harolds Club from the Company to

Shamrock to the extent necessary to satisfy the claims of creditors of the Company, (iii) a court order prohibiting and enjoining Shamrock from transferring the title to the land and the building related to the Harolds Club during the pendency of the actions, (iv) temporary and permanent court orders mandating that the Company protect the grandfathered right of nonlicensed gaming on the leaseholds by locating a suitable gaming sub-tenant and (v) reasonable attorneys fees and costs of suit. The Company and four of the plaintiffs have stipulated to stay the respective actions until April 15, 1997; the fifth action has been set for trial commencing September 4, 1997. As such a settlement has not yet been agreed upon by such parties, the pleadings are not yet closed, and discovery and depositions have not yet commenced, outside counsel to the Company, due to the limited facts available on this matter, is unable to predict the outcome of these suits. However, should the plaintiffs prevail, these suits would have a material adverse effect on the Company s business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

On May 3, 1996, a class action was filed in the United States District Court, Northern District of New York (Case No. 96-CV-712) against certain Bennett Entities and related parties for using fraudulent representations and omissions of material facts to offer and sell over $570,000,000 of purported assignments of equipment leases and promissory notes issued by Bennett Funding or its subsidiaries and seeking recession of such assignments and compensatory, recessionary and statutory treble damages. The Company was named as a defendant in such lawsuit based on allegations that certain Bennett Entities and related parties allegedly used funds acquired from the sale of such purported assignments to loan money to the Company and based on the ownership interest in and alleged control of the Company by certain Bennett Entities. As discovery and depositions have not yet commenced, Company counsel, due to the limited facts available on this matter, is unable to predict the outcome of this lawsuit. However, should the plaintiffs prevail, this litigation would have a material adverse effect on the Company s business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

In addition to the items set forth above, the Company is involved in other legal proceedings and claims of various types. While any litigation contains an element of uncertainty, it is the opinion of management, after consultation with counsel, that the outcome of each such other proceeding or claim which is pending or known to be threatened, or all of them combined, can be successfully defended or resolved. In addition, management is unable, with any degree of certainty, to predict the outcome, or to estimate the amount of any liability, if any, that may result from these actions. However, management believes that none of such other proceedings or claims will have a material adverse effect on the Company's business or financial condition.

Item 4. Submission Of Matters To A Vote Of Security Holders

Not Applicable. The last annual meeting of stockholders of the Company was held on October 12, 1995. No meeting of stockholders has been held since such date and the Company has no present intention of holding a meeting of stockholders in 1997.

                             PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information. The Common Stock trades under the symbol "AGEL". After May 9, 1995 the Common Stock has been traded on the OTC Bulletin Board. From January 1, 1995 to May 7, 1995 the Common Stock was traded on The NASDAQ Small-Cap Market. The following table sets forth, for the calendar periods indicated, the high and low bid prices (which prices are interdealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions) except for the 1995 first quarter and the 1995 second quarter prior to May 9, 1995 for which the high and low sales prices of the Common Stock for the periods indicated as reported in published financial services are shown.


                                     Sales Price Per Share
                                      Except as Indicated
                                             Above


Calendar Periods                      High             Low

1995
   First Quarter                  $  1.1875        $  0.6250
   Second Quarter
     (through May 8, 1995)           0.9375           0.0938
   Second Quarter
     (after May 8, 1995)             1.1250           0.3438
   Third Quarter                     1.8750           0.6250
   Fourth Quarter                    0.7500           0.1250

1996
   First Quarter                  $  0.2188        $  0.0313
   Second Quarter                    0.1406           0.0781
   Third Quarter                     0.1250           0.0625
   Fourth Quarter                    0.0781           0.0156

1997
   First Quarter
     (through February 28, 1997)  $  0.0625         $ 0.0156


(b) Holders. At February 28, 1997, there were approximately 264 holders of record of the Common Stock.

(c)  Dividends.
     (1) The Company has never declared or paid any dividends on its Common Stock. The Board of Directors presently intends to retain any and all earnings for use in the Company's business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

     (2) The terms of the Company s Series C Cumulative Preferred Stock ("Series C Preferred Stock") provide that the Company shall not declare or pay any dividends on the Common Stock or Series A Preferred Stock if there are, at such time, any cumulative accrued but unpaid dividends on the Series C Preferred Stock. The Series C Preferred Stock ranks equally as to dividends with all shares of the Company s Series D Cumulative Preferred Stock ("Series D Preferred Stock"). The Company has accrued and declared, but has not paid as of February 28, 1997 dividends totaling approximately $152,000 which were due and payable on the outstanding shares of Series C Preferred Stock as of December 31, 1994. The Company has accrued, but has not declared or paid as of February 28, 1997 dividends totaling approximately $675,000 on the outstanding shares of Series C Preferred Stock from January 1, 1995 through December 31, 1996. Although such dividends do not constitute actual liabilities of the Company until declared, the Company has accrued for such dividends because, under the terms of the Series C Preferred Stock and the Series D Preferred Stock, dividends are cumulative whether or not declared and the Company is prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends are unpaid. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.

     (3) The terms of the Company s Series D Preferred Stock provide that the Company shall not declare or pay any dividends on the Company s Common Stock or Series A Preferred Stock if there are, at such time, any cumulative accrued but unpaid dividends on the Series D Preferred Stock. The Series D Preferred Stock ranks equally as to dividends with all shares of the Company s Series C Preferred Stock. The Company has accrued and declared, but has not paid as of February 28, 1997 dividends totaling approximately $152,000 which were due and payable on the outstanding shares of Series D Preferred Stock as of December 31, 1994. The Company has accrued, but has not declared or paid as of February 28, 1997 dividends totaling approximately $575,000 on the outstanding shares of Series D Preferred Stock from January 1, 1995 through December 31, 1996. Although such dividends do not constitute actual liabilities of the Company until declared, the Company has accrued for such dividends because, under the terms of the Series C Preferred Stock and the Series D Preferred Stock, dividends are cumulative whether or not declared and the Company is prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends are unpaid. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.

Item 6.  Management s Discussion and Analysis or Plan of
Operation

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the Company s financial statements, including the notes thereto, contained elsewhere in this report.

Results of Operations: Comparison of the year ended December 31, 1996 and December 31, 1995

Revenues

Consulting service and other revenues for year ended December 31, 1996 amounted to approximately $216,000, a decrease of approximately $2,021,000 or approximately 90% from the year ended December 31, 1995. The decrease for year ended December 31, 1996 compared to the year ended December 31, 1995 was primarily due to approximately $1,308,000 attributable to keno revenues, $284,000 attributable to revenues from a video lottery management contract and revenues from an assignment of funds received under a video lottery consulting contract and $358,000 attributable to revenues from PMCC Payments. The Company s keno assets and operations were sold on March 28, 1996 and therefore keno revenues significantly decreased for the year ended December 31, 1996. The video lottery management contract terminated on June 30, 1995 and the assignment of funds received under a video lottery management contract terminated on December 15, 1995, and therefore no such revenues were generated during the year ended December 31, 1996. The Charter Agreement became effective on June 18, 1995. As discussed above, PMCC Payments earned under the Charter Agreement from the BDE Date through December 31, 1996 have not been recorded as revenue but have been recorded as PMCC/Bennett Debt.

Costs and Expenses

Direct operating expenses and cost of sales were approximately $65,000 for year ended December 31, 1996, a decrease of approximately $409,000 or approximately 86% compared to the year ended December 31, 1996. The decrease was attributable to the expenses and costs related to sales of keno systems sold during the year ended December 31, 1996. The Company s keno assets and operations were sold on March 28, 1996 and therefore such expenses and costs significantly decreased for the year ended December 31, 1996.

Selling, general and administrative expenses were approximately $2,853,000 for the year ended December 31, 1996, a decrease of approximately $930,000 or approximately 25% compared to the year ended December 31, 1995. The decrease was primarily due to decreases of approximately $323,000 related to the Company s keno operations, which were sold on March 28, 1996 and a decrease of approximately $1,552,000 due to the reorganization of the Company and resignation or termination effective December 15, 1995 of all but five of the Company s non-keno employees, substantially offset by the write-off of the receivable due from Shamrock Holdings to the Company relating to Harolds Club expenses in the amount of approximately $991,000 (which amount includes the Unpaid Harolds Obligations) as of December 31, 1996.

Casino project development costs for the year ended December 31, 1996 were approximately $272,000, a decrease of approximately $2,782,000 or approximately 91% compared to the year ended December 31, 1995. Such decrease was primarily due to the Company s change in business direction as discussed above.

The SCS Lease payments from January 1, 1996 through the end of the lease term were recognized as an expense as of December 31, 1995 totaling approximately $4,463,000 and therefore no such SCS Lease expenses were recorded in 1996. On November 20, 1996 the SCS Barge was sold by Shamrock. The Company believes that the SCS Lease terminated on such date and accordingly reversed the remaining lease payments due Bennett Management under the SCS Lease from November 20, 1996 to the end of the lease term totaling approximately $3,329,000.

Depreciation and amortization costs were approximately $1,572,000 for the year ended December 31, 1996, a decrease of approximately $1,267,000 or approximately 45% compared to the year ended December 31, 1995. The decrease in depreciation and amortization expense was principally due to a decrease of approximately $608,000 as a result of the transfer of certain assets to PMCC in September 1995 and a decrease of approximately $663,000 related to the Company s keno assets which were sold on March 28, 1996.

Writedown of impaired assets was approximately $4,438,000 for the year ended December 31, 1996, consisting primarily of writedowns of $2,762,000, $750,000, $351,000 and $566,000 in the values of the Company s investments in the Gold Coast Barge, in Empire, real property in Mobile, Alabama and real estate in Prichard, Alabama, respectively. For the year ended December 31, 1995, the Company recognized writedowns of $2,250,000, $280,000 and $543,000 to reflect the estimated sales values of the Company s investments in Empire, real property in Mobile, Alabama and the Harolds Club, respectively, if the Company were unable to develop such assets as gaming projects. Also, during December 1995, the Company wrote off approximately $368,000 in unamortized software related to keno operations because such software had become technologically obsolete.

Equity in losses of subsidiaries in bankruptcy related to the results of operations for AMGAM and AGRM for the year ended December 31, 1996 of approximately $2,250,000, representing a decrease of approximately $5,918,000 or approximately 72% when compared to the year ended December 31, 1995. The Company wrote off its investments in AMGAM and AGRM as of December 31, 1995 and therefore the only additional equity in losses of subsidiaries in bankruptcy recognized in the year ended December 31, 1996 was an accrual of $2,250,000 as management s estimate of additional settlement liabilities to be paid to unsecured creditors of AMGAM and AGRM pursuant to the Term Sheet and the Plan.

Net interest expense for the year ended December 31, 1996 was approximately $5,572,000, an increase of approximately $320,000 or approximately 6% compared to the year ended December 31, 1995. Interest expense increased approximately $351,000 and interest income increased approximately $31,000 for the year ended December 31, 1996 compared to the year ended December 31, 1995. The increase in interest expense was primarily due to increases of approximately $549,000 attributable to PMCC Payments and approximately $245,000 attributable to the Ship Mortgage, partially offset by decreases of approximately $319,000 attributable to amortization of deferred financing fees and approximately $137,000 attributable to repayments of the Company s indebtedness to Shamrock.

During the year ended December 31, 1996, the Company wrote off approximately $2,086,000 of deferred financing fees due to Shamrock and approximately $1,418,000 of deferred financing and commitment fees due to Shamrock because the amounts due under the financing arrangements pursuant to which such fees were incurred have been recorded as current liabilities and the Company has determined that such fees have no future benefit. No such writeoff was recorded for the year ended December 31, 1995.

Net gain on sale of investments for the year ended December 31, 1996 was substantially due to a net gain of approximately $948,000 on the sale of keno operations. During the year ended December 31, 1995, the Company recorded a gain of $301,000 as a result of the final installment payment received from the sale of substantially all of the Company s bingo business assets.

Liquidity and Capital Resources

For a discussion of liquidity and capital resources, see
"Description of Business - Liquidity and Continuation of
Business."

Risk Factors; Forward Looking Statements

Management s Discussion and Analysis contains forward-looking statements regarding the Company s future plans, objectives and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company s actual results to differ materially from those expressed in the forward-looking statements. These factors include, among others, the uncertainties related to (i) the Company s ability to obtain sufficient funds for its operations, through the charter of the Gold Coast Barge, sales of assets, or otherwise, (ii) obtaining Shamrock s and, if necessary, Bennett Management s agreement to modify on terms acceptable to the Company or terminate the Bennett Debt Exchange (excluding Shamrock s assumption of the Ship Mortgage) and restructure all other obligations due from the Company to Shamrock and, if applicable, Bennett Management, (iii) consummating the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, (iv) satisfactorily resolving the legal proceedings filed against the Company (see "Legal Proceedings"), and (v) the legal problems described above relating to certain Bennett Entities (see "Description of Business - Liquidity and Continuation of Business" and "Legal Proceedings").

Item 7. Financial Statements

See pages 51 through 91 following Item 13 below.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Not Applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Section 16(a) Beneficial Ownership Report Compliance.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a)  Executive Officers and Directors

 The executive officers and directors of the Company are as follows:

                            DIRECTOR
NAME                   AGE    SINCE   POSITION

J. Douglas Wellington  43     1996   President and Chief
                                     Executive Officer, General
                                     Counsel, Secretary, Director

Paul L. Patrizio       40     1996   Chairman of the Board of
                                     Directors

William R. Rafferty    58     1993   Director

Each of the Company's current directors serve until the next annual meeting of stockholders and until his successor is duly elected and qualified. The holders of the Series A Preferred Stock are entitled to elect one director to the Board of Directors, but have not elected a director. In connection with a 1994 restructuring of the Company s debt (the "1994 Restructuring"), the Company agreed that Shamrock would be entitled to control the Board of Directors by designating for election two of the then four directors to be elected by the holders of Common Stock, in addition to electing one director as the holder of Series A Preferred Stock. The Company believes that, in connection with an amendment of the by-laws of the Company reducing the total number of directors to four, Shamrock currently has the right to designate for election one of the three directors to be elected by the holders of Common Stock. However, in accordance with the terms of the 1994 Restructuring, such designee will only serve on the Board of Directors as a designee of Shamrock until such time that (i) the Company has raised $50 million in financing from sources other than Shamrock and (ii) the management of the Company has invested $1,250,000 into equity of the Company (of which total the Company's management, as of February 28, 1997 has invested $293,000 into equity of the Company). Shamrock has not designated anyone for election to the Board of Directors pursuant to such right under the 1994 Restructuring. Mr. Wellington was elected to the Board of Directors on April 11, 1996; Mr. Wellington has agreed to serve as a director until such time as Shamrock designates someone for election to the Board of Directors in his stead pursuant to such right.

J. Douglas Wellington was elected Chief Executive Officer of the Company in September 1996, after being elected President and Chief Operating Officer in August 1996. Mr. Wellington joined the Company in November 1993 as Corporate Counsel, was elected an Assistant Secretary of the Company in December 1993, was elected Secretary in May 1994 and was promoted to General Counsel in December 1994. In April 1996, Mr. Wellington was elected to the Board of Directors. Mr. Wellington was elected Controller (which position he held until September 1996) and

Principal Accounting Officer in May 1996 and was elected interim President and Chief Operating Officer in July 1996. From November 1992 through December 1993, Mr. Wellington attended New York University full-time completing the program for a LL.M. degree. From May 1987 to October 1992, Mr. Wellington was an attorney at Dillon, Bitar & Luther in Morristown, New Jersey.

Paul L. Patrizio was elected a director of the Company in April 1996 and was appointed the Company s Chairman of the Board of Directors in September 1996. Mr. Patrizio has been, since July 1995, a partner at the law firm of Rick, Steiner & Tannenbaum, P.C. in New York, New York. From June 1992 to June 1995, Mr. Patrizio was a partner at Campbell & Fleming, P.C. in New York, New York. From June 1989 to May 1992, Mr. Patrizio was an attorney at Shea & Gould in New York, New York.

William R. Rafferty was elected a director of the Company in October 1993. Mr. Rafferty has been, since 1978, President of Rafferty Real Estate, Inc., a real estate brokerage firm specializing in commercial real estate transactions, including acquisitions of properties in Atlantic City, New Jersey for companies engaged in the gaming industry and residential housing developments.

(b)  Significant Employees. None.

(c)  Family Relationships.  None.

(d)  Involvement in Certain Legal Proceedings.  None.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORT COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company s officers and directors, and persons who own more than 10% of a registered class of the Company s equity securities, to file an initial report of ownership of such securities on Form 3 and changes in ownership of such securities on Form 4 or 5 with the Commission. Such officers, directors and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file with the Commission.

Based solely on its review of the copies of such forms received by it, or written representations from certain such reporting persons that no Form 5 s were required for such persons, the Company believes that, for the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were complied with except as follows: Forms 3 and 4 filed late by Mr. Wellington and Forms 3 filed late by Mr. Patrizio and Messrs. Robert C. Sprague and Albert C. Cerimeli, former directors of the Company. All transactions were filed on a timely basis except for two option grants filed late by Mr. Wellington. Mr. Fasy, the Company s former President and CEO, failed to report an option grant in June 1996 which expired upon his termination on August 1, 1996.

Item 10.  Executive Compensation

 The following tables set forth certain information respecting the compensation awarded to, earned by, or paid to all individuals serving as the Company s CEO during 1996. No other individuals had a total annual compensation exceeding $100,000 for the year ended December 31, 1996.

                    SUMMARY COMPENSATION TABLE


                                                                  Long Term
                                                                  Compensation
                            Annual Compensation                   Awards
                                                    Other Annual  Securities  All Other
Name and Principal         Year    Salary     Bonus Compensation  Underlying  Compen-
Position                             ($)      ($)       ($)       Options (#) sation ($)

J. Douglas Wellington,     1996    129,593    62,500     --         500,000    2,000
CEO (1)                    1995     80,000       --      --           --         --
                           1994     73,942       --      --          43,500(2)   --


William I. Fasy, Former    1996    102,932       --      --           --         --
CEO (3)                    1995    100,000    15,000     --           --         --
                           1994    100,000       --      --          58,500(4)   --

______________________
(1)   Mr. Wellington s employment with the Company began in November 1993.
(2)   Includes options to purchase 18,750 shares of Common Stock granted in
      1994 that were subsequently repriced in 1994.
(3)   Mr. Fasy s employment with the Company began in June 1993 and terminated on August 1, 1996.
(4)   Includes options to purchase 50,000 shares of Common Stock granted in
      1993 that were subsequently repriced in 1994.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                Number of          Value of
                                               Unexercised     Unexercised in-the-
                                                 Options        money Options at
                      Shares        Value      at FY-End (#)      FY-End ($)
                   Acquired on    Realized     Exercisable/      Exercisable/
Name               Exercise (#)      ($)       Unexercisable     Unexercisable

J. Douglas Wellington    0          $0        14,063/504,687         $0/$0
William I. Fasy (1)      0          $0        34,375/ 15,625         $0/$0

______________________
 (1)     Mr. Fasy s employment with the Company terminated on August 1, 1996.

Compensation of Directors

The Company s non-employee directors were each paid a fee of $2,500 per month from January 1, 1996 through June 30, 1996 and $4,000 per month effective July 1, 1996. as compensation for services as a director. Directors who are employed by the Company receive no such compensation. Every director is reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and other Company business.

Employment Contracts and Termination of Employment

The Company and Mr. Wellington executed an agreement dated as of June 1, 1996, which agreement provided for (i) annual compensation payable to Mr. Wellington of $125,000, (ii) a payment of $14,799, equal to the amount of additional compensation Mr. Wellington would received from January 1, 1996 through May 31, 1996 if his annual compensation had been $125,000 during such period, which amount was paid to Mr. Wellington upon execution of such agreement and (iii) the grant of options to purchase 150,000 shares of Common Stock. Such agreement was superseded, except for the grant of options, by an agreement dated as of September 12, 1996 (the "Wellington Employment Agreement") executed by the Company and Mr. Wellington. The Wellington Employment Agreement has a term of two years and provides for annual compensation payable to Mr. Wellington of $125,000. The Wellington Employment Agreement also provides for
(i) a signing bonus of $62,500, which amount was paid to Mr. Wellington upon execution of the Wellington Employment Agreement,
(ii) a severance payment of $250,000 to be paid to Mr. Wellington in the event (a) Mr. Wellington is terminated "without cause",
(b) a "substantial breach" occurs or (c) Mr. Wellington resigns after a "change of control" (as such terms are defined in the Wellington Employment Agreement), (iii) the issuance of an irrevocable letter of credit in the amount of $62,500 to be paid to Mr. Wellington in the event that (a) Mr. Wellington is terminated "without cause", (b) the Company files for bankruptcy protection or an involuntary case is filed against the Company,
(c) Mr. Wellington remains employed by the Company through September 11, 1997, (d) a "substantial breach" occurs or (e) Mr. Wellington resigns after a "change of control", (iv) the grant of options to purchase 350,000 shares of Common Stock, and (v) a car allowance of $500 per month.

The Company and Mr. Fasy executed an agreement dated as of December 15, 1995, which agreement provided for annual compensation payable to Mr. Fasy of $100,000. Pursuant to such employment agreement, Mr. Fasy was also paid $15,000 on December 15, 1995 and received certain personal property of the Company with a net book value of approximately $4,600 on such date. Such agreement was superseded by an agreement dated as of June 1, 1996 (the "Fasy Employment Agreement") executed by the Company and Mr. Fasy. The Fasy Employment Agreement provided for (i) annual compensation payable to Mr. Fasy of $150,000, (ii) a payment of $23,798, equal to the amount of additional compensation Mr. Fasy would received from January 1, 1996 through May 31, 1996 if his annual compensation had been $150,000 during such period, which amount was paid to Mr. Fasy upon execution of the Fasy Employment Agreement and (iii) the grant of options to purchase 300,000 of Common Stock. The Fasy Employment Agreement terminated on August 1, 1996 and such options were forfeited on such date.

Additionally, the Company and Mr. Fasy executed an escrow agreement dated as of March 29, 1996 pursuant to which the Company deposited $75,000 into an escrow account to secure the compensation payable to Mr. Fasy under his employment agreements.
Such amount has been repaid to the Company.

Item 11.   Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth information as of February 28, 1997 with respect to the only persons or groups known to the Company who may be deemed to own beneficially more than 5% of the Company s voting securities (i.e. Common Stock or Series A Preferred Stock). Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities.


Title of Class     Name and Address    Amount and Nature  Percent of Class
                 of Beneficial Owner     of Beneficial
                                         Ownership (1)
Common Stock     Shamrock Holdings        5,823,019 (2)       41.8%
                 Group, Inc.
                 2 Clinton Square
                 Syracuse, NY  13202

Common Stock     Richard C. Breedan,    494,993,730 (3)       98.7%
                 Trustee
                 c/o Shamrock
                 Holdings Group, Inc.
                 2 Clinton Square
                 Syracuse, NY  13202

Series A         Shamrock Holdings        55,982.61 (4)      100%
Preferred Stock  Group, Inc.
                 2 Clinton Square
                 Syracuse, NY  13202

Series A         Richard C. Breedan,      55,982.61 (5)      100%
Preferred Stock  Trustee
                 c/o Shamrock
                 Holdings Group, Inc.
                 2 Clinton Square
                 Syracuse, NY  13202


____________________
(1)  Based on information supplied by persons listed or as reported on the most recent Schedule 13D filed by any such persons.  As used in this table,
"beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after February 28, 1997 (see "- Changes in
Control").

(2) Includes 1,399,565 shares of Common Stock issuable upon the conversion of Series A Preferred Stock.

(3) Includes the 5,823,019 shares of Common Stock beneficially owned by Shamrock. The Company understands that Mr. Breedan is sole stockholder and President of Shamrock. Includes 168,315,594 shares of Common Stock issuable upon conversion of Series C Preferred Stock, 160,572,725 shares of Common
Stock issuable upon conversion of Series D Preferred Stock and 158,782,392 shares of Common Stock issuable upon conversion of Series E Preferred Stock assuming that those conversions took place on February 28, 1997 and that the Company amended its Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares (see "- Changes in Control").

(4) Each share of Series A Preferred Stock is convertible into 25 shares of Common Stock.

(5) Includes the 55,982.61 shares of Series A Preferred Stock beneficially owned by Shamrock. The Company understands that Mr. Breedan is sole stockholder and President of Shamrock.


Security Ownership of Management

The following table sets forth information as of February 28, 1997 with respect to (i) each director, (ii) all individuals serving as the Company s CEO during 1996, and (iii) all directors and all such executive officers as a group. Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities. An asterisk (*) indicates beneficial ownership of less than 1%.

                          COMMON STOCK

Name and Address of              Amount and Nature of            Percent of Class
Beneficial Owner                 Beneficial Ownership
                                 (1) (2) (3)
J. Douglas Wellington             264,063                          2.06%
c/o American Gaming &
Entertainment, Ltd.,
Bayport One, Suite 300,
Yacht Club Drive, West
Atlantic City, New Jersey,
08232

William I. Fasy                    28,125                             *
c/o Delaware Park
777 Delaware Park Boulevard
Wilmington, DE 19804

Paul L. Patrizio                        0                             *
c/o Rick, Steiner & Tannenbaum
Three New York Plaza
New York, NY 10004

William R. Rafferty                     0                             *
c/o Rafferty Real Estate
10 N. California Avenue
Atlantic City, NJ 08401

Executive Officers and             292,278                          2.28%
Directors as a group (5
persons)

(1) As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, and/or the sole or shared investment power with respect to such securities
(i.e., the power to dispose of, or to direct the disposition of, such securities). In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security which such person had the right to acquire within 60 days after February 28, 1997.
(2)     Includes for: J. Douglas Wellington, 264,063 shares; William I.
Fasy, 28,215 shares; and all executive officers and directors as a group, 292,278 shares of Common Stock that, in each case, are subject to presently exercisable options or options which will become exercisable within 60 days after February 28, 1997.

Changes in Control.

Except as described below, the Company knows of no arrangements the operation of which may at a subsequent date result in a change of control.

Shamrock, of which the Trustee is the sole stockholder, owns (i) 4,423,454 shares of Common Stock, and (ii) all of the Company s outstanding Series A Preferred Stock, convertible into, and voting as, 1,399,565 shares of Common Stock. Additionally, the Trustee owns (i) an additional 1,500,000 shares of Common Stock and (ii) all of the Company s outstanding Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, convertible as of February 28, 1997 into approximately 487,670,000 shares of Common Stock. The Company does not have a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock. On April 1, 1996 the Board of Directors voted to request the stockholders of the Company to approve an amendment to the Company s Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares no later than the next annual meeting of the Company s stockholders. The Board of Directors has not set a date for such annual meeting. Assuming the Trustee converted as of February 28, 1997 that number of shares of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock convertible into the total number of the Company s presently authorized but unissued shares of Common Stock (i.e. 37,467,898 shares), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 86.8% of the total outstanding shares of Common Stock and approximately 87.1% of the total voting power represented by the total outstanding voting securities of the Company. Assuming the Company s stockholders approve an amendment to the Company s Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares and the Trustee converted as of February 28, 1997 that number of shares of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock convertible into the total number of the Company s authorized but unissued shares of Common Stock immediately after giving effect to such amendment (i.e. resulting in a total of 487,467,898 shares of Common Stock being issued to the Trustee as of such date), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 98.7% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company.

In addition to the right of Shamrock, as beneficial owner of 100% of the Series A Preferred Stock, to elect one director to the Board of Directors, in connection with the 1994 Restructuring,

Shamrock was given the right to designate, and but has not so designated, one additional director of the four present directors to the Board of Directors (see "Directors, Executive Officers, Promoters and Control Persons; Section 16(a) Beneficial Ownership Report Compliance - Directors, Executive Officers, Promoters and Control Persons - Executive Officers and Directors").

Item 12.  Certain Relationships and Related Transactions

See "Security Ownership of Certain Beneficial Owners and Management" for those persons or groups known to the Company who may be deemed to own beneficially more than 5% of the Company s voting securities (i.e. Common Stock or Series A Preferred Stock). Bennett Funding and Bennett Management are assumed to be affiliates of Shamrock. However, this should not be deemed to constitute an admission that such entities are, in fact, affiliates of Shamrock.

See "Description of Business - Liquidity and Continuation of
Business" for a description of certain relationships and related transactions related to the Gold Coast Barge, the Charter
Agreement and PMCC Payments.

Current Transactions
On December 18, 1995, the Company, with the concurrence of Bennett Management, sold 240 slot machines beneficially owned by Bennett Management and utilized the proceeds of $384,000 for working capital, which amount represents indebtedness due from the Company to Bennett Management. The Company has not repaid such indebtedness. Shamrock has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock all of Bennett Management s rights and obligations with respect to such indebtedness.

As more fully described above, the Company and Shamrock entered into the HC Purchase Agreement on May 31, 1995, the Harolds Agreements as of August 15, 1995 and the HC Reimbursement Agreement in September 1996 (see "Description of Business - Investments in Gaming Ventures - Nevada").

On September 30, 1994, Shamrock and the Company consummated the 1994 Restructuring, pursuant to which Shamrock and the Company agreed to, among other terms, (i) commencing November 15, 1994, the provision by Shamrock to the Company of the 1994 Line of Credit from Shamrock (of which 1994 Line of Credit the Company had fully utilized as of December 31, 1995); (ii) the provision by Shamrock to the Company of a $3,500,000 loan (which the Company had fully utilized as of January 31, 1995) to assist the Company in financing pertaining to the Gold Shore Casino secured by the Second Mortgage; (iii) the conversion by Shamrock, effective July 1, 1994, of the approximately $24,774,000 in debt due from the Company to Shamrock with respect to the Gold Shore Casino, secured by the Second Mortgage on the Gold Coast Barge, into a 7-year note requiring interest payments only, at 13.75% per annum, through December 1995 and thereafter principal and interest payments based on a 15 year amortization but with a balloon payment at the end of the seventh year, which debt restructuring required payment of a

10% refinancing fee to Shamrock; and (iv) the election by Shamrock of two additional persons to the Board of Directors resulting in Shamrock s control of the Board of Directors until such time that the Company's management invested an aggregate of $1,250,000 in the equity of the Company and the Company has raised from independent sources (i.e. excluding Shamrock, Bennett Funding or Bennett Management) a minimum of $50,000,000 of financing. Shamrock canceled $650,000 of the Company s outstanding indebtedness owed under the 1994 Line of Credit pursuant to the HC Purchase Agreement (see "Description of Business - Investments - Nevada") and in February 1996, the Company used a portion of the Bell Deposit to repay approximately $183,000 of its indebtedness to Shamrock under the 1994 Line of Credit (see "Description of Business - Discontinued Ventures - California.")

The shares of Series A Preferred Stock, all of which outstanding shares are held by Shamrock, are convertible at the holder's option into 25 shares of Common Stock per share of Series A Preferred Stock, bear the right to elect, but Shamrock has not so elected, one director to the Board of Directors prior to the first annual meeting of the Company's stockholders held after June 30, 1997 and otherwise vote, and receive dividends, as one class with the Common Stock as if converted into Common Stock, are non-redeemable, and do not accrue or pay dividends or bear any liquidation preference.

The shares of Series C Preferred Stock, Series D Preferred Stock and the Series E Preferred Stock, all of which outstanding shares are held by the Trustee, are senior to all other classes of the Company s outstanding stock. Each of the Series C Preferred Stock, Series D Preferred Stock and the Series E Preferred Stock is convertible by the holder thereof into the number of shares of Common Stock equal to the then-applicable redemption price for each such Series (as described below) divided by an amount equal to 75% of the average market price of Common Stock for the ten consecutive business days prior to the conversion date. Conversion of each of the Series C Preferred Stock, Series D Preferred Stock or Series E Preferred Stock could result in significant dilution to the ownership interest of the Company s stockholders (see "Security Ownership of Certain Beneficial Owners and Management - Changes in Control"). The Company has the right to redeem all three series of Preferred Stock at any time. The redemption price for each share of the three series of Preferred Stock (which price is also used to determine the conversion price) increases quarterly as follows: (i) for the Series C Preferred Stock, from a redemption price of $1,177.99 per share as of January 1, 1997, $29.17 per share per quarter;
(ii) for the Series D Preferred Stock, from a redemption price of $1,123.80 per share as of January 1, 1997, $29.17 per share per quarter; and (iii) for the Series E Preferred Stock, from a redemption price of $1,111.27 per share as of January 1, 1997, $20.83 per share per quarter. The Series C Preferred Stock and the Series D Preferred Stock each have a current cumulative dividend rate of 7.5%. The Series E Preferred Stock has no stated dividend rate.

Terminated or Superseded Agreements

On March 21, 1996 the Company invested $400,000 with Bennett Funding. Such investment is evidenced by a demand promissory note from Bennett Funding to the Company, which terms included interest of 8% per annum on outstanding balances. On March 28, 1996 the Company demanded payment of such note. Bennett Funding filed for protection under the Code on March 29, 1996, and has not repaid such note. The Company has set off the amount of such investment against the remaining balance of the Company s indebtedness due to Bennett Funding, as discussed below.

Pursuant to an agreement dated July 10, 1995, Shamrock agreed to provide the July 1995 LC to the Company pursuant to which the Company was permitted to borrow from time to time an aggregate amount of up to $600,000 (of which total the Company utilized approximately $585,000 as of December 31, 1995). The terms of the July 1995 LC included (i) availability of the facility through June 30, 1996, (ii) interest of 15% per annum on outstanding balances, (iii) repayment of all outstanding principal and accrued interest on June 30, 1996, and (iv) the grant by the Company to Shamrock of a first priority security interest in the Bell Deposit to secure any and all borrowings. In February 1996, the Company used a portion of the Bell Deposit to repay the balance of approximately $642,000 of its indebtedness, including outstanding accrued interest, due Shamrock under the July 1995 LC. See "Description of Business - Discontinued Ventures - California."

On March 28, 1995, Bennett Funding and the Company entered into the 1995 Line of Credit pursuant to which the Company was permitted to borrow from time to time an aggregate amount of up to $1,000,000 (which the Company had fully utilized as of December 31, 1995). The terms of the 1995 Line of Credit included availability of the facility through December 31, 1995, interest of 15% per annum on outstanding balances and repayment of all outstanding principal and accrued interest on December 31, 1995. The Company granted Bennett Funding a senior security interest in the Bell Deposit to secure any and all borrowings under the 1995 Line of Credit. Pursuant to the HC Purchase Agreement, $500,000 of the Company s outstanding indebtedness owed to Bennett Funding under the 1995 Line of Credit was canceled. In February 1996, the Company used a portion of the Bell Deposit to repay approximately $175,000 of its indebtedness to Bennett Funding under the 1995 Line of Credit. As discussed above, in March 1996, the Company has set off an investment with Bennett Funding in the principal amount of $400,000 against the remaining balance of the Company s indebtedness, including outstanding accrued interest, due to Bennett Funding under the 1995 Line of Credit. See "Description of Business - Investments - Nevada", "Description of Business - Discontinued Ventures - California".

The Company and Bennett Management entered into the SCS Lease effective as of May 3, 1994 (see "Description of Business -
Discontinued Ventures - Sioux City Sue").

Item 13.  Exhibits And Reports On Form 8-K.

(a)  Exhibits.

EXHIBIT          DESCRIPTION                                          LOCATION
  NO.
_______          ___________                                          _________



3.1     Restated Certificate of Incorporation                          (1) Exh. 3.1
3.2     Certificate of Amendment of Restated Certificate of            (2) Exh. 3.3
        Incorporation
3.3     Bylaws, as amended                                             (3) Exh. 3.3
4.1     Specimen Common Stock Certificate                              (4) Exh. 4.1
10.1    Stock Option Plan                                              (4) Exh 10.7;
                                                                            (17)
10.2    Employment Agreement dated September 12, 1996 between          (6) Exh. 10.71;
                                                                            (17)
        the Company and J. Douglas Wellington
10.3    Separation Agreement dated December 15, 1995 by and            (7) Exh.10.116;
        among the Registrant, Contract Employees (as defined           (17)
        therein) and AJL Corp.
10.4    Charter Agreement dated as of February 17, 1995 between        (3) Exh. 10.3
        the Company and President Mississippi Charter Corporation
10.5    Purchase Agreement dated as of June 16, 1995 by and            (3) Exh. 10.4
        between AMGAM Associates, the Company and President
        Mississippi Charter Corporation
10.6    Preferred Ship Mortgage dated January 14, 1994, granted by     (4) Exh. 10.28
        American Gaming Corporation to Ship Mortgage, L.P.,
10.7    First Amendment of Preferred Ship Mortgage dated July 26,      (4) Exh. 10.29
        1994 from American Gaming Corporation to Ship Mortgage,
        L.P.
10.8    Assumption and Second Amendment of Preferred Ship              (4) Exh. 10.30
        Mortgage dated January 31, 1995 made by the Company and
        executed by American Gaming and Resorts of Mississippi,
        Inc. in favor of Ship Mortgage, L.P.
10.9    First Preferred Ship Mortgage, dated May 6, 1994 granted       (4) Exh. 10.33
        by American Gaming Corporation to the Company
10.10   First Amendment to First Preferred Ship Mortgage dated         (4) Exh. 10.34
        July 28, 1994 from American Gaming Corporation to the
        Company
10.11   Second Amendment to First Preferred Ship Mortgage dated        (4) Exh. 10.35
        December 15, 1994 granted by American Gaming and
        Resorts of Mississippi, Inc. to the Company, together with
        Assignment of First Preferred Ship Mortgage dated
        December 15, 1994 from the Company to Shamrock, Inc.


10.12   Assumption and Third Amendment of First Preferred Ship         (4) Exh. 10.36
        Mortgage dated as of January 31, 1995 made by the
        Company and executed by AGRM in favor of Shamrock, Inc.
10.13   Agreement and Plan of Merger dated November 10, 1994 by        (8) Exh. 10.91
        and between the Company, American Gaming and Resorts
        of Mississippi, Inc., AMGAM Associates and American
        Gaming Corporation
10.14   Guaranty dated April 25, 1994 by the Company to IGT -           (9) Exh. 10.113
        North America.
10.15   AMGAM/AGRM Settlement Agreement & Term Sheet                    (16)
        dated as of November 1, 1996 between AMGAM
        Associates, American Gaming & Resorts of Mississippi, Inc.,
        the Company, Shamrock Holdings Group, Inc. the Official
        Committee of Unsecured Creditors of AMGAM Associates
        and the Official Committee of Unsecured Creditors of
        American Gaming & Resorts of Mississippi, Inc.
10.16   Irrevocable Proxy and Consent Agreement dated as of              (7) Exh. 10.72
        August 23, 1996 by and between Paul L. Partridge, Patrick
        F. Daly, James A. Everatt, Charles E. Reisert, Jr., Eric C.
        Jackson, the Company and RSR,LLC
10.17   Trust Agreement dated as of August 23, 1996 by and                (7) Exh. 10.73
        between the Company and NBD Bank, N.A.
10.18   Assignment and Transfer Agreement dated as of March 28,           (3) Exh. 10.5
        1996 by and between the Company, American Heartland
        Corporation and Big Red Keno, Ltd.
10.19   Settlement Agreement dated September 25, 1995 by and              (9) Exh. 10.110
        between Edward P. D Ambra, the Company, VBT, Inc. and
        Bennett Management and Development Company
10.20   Agreement dated April 30, 1993 by and among stockholders         (11) Exh. 13
        of Empire Cruise Lines, Ltd. (the Company, Patrick F. Daly,
        and James A. Everatt) referencing Agreement dated April 26,
        1993 by and between SS Aquarama, Inc. and Empire Cruise
        Lines Ltd.
10.21   Stay Agreement dated as of June 30, 1995 by and between          (12) Exh. 10.106
        Winners Entertainment, Inc., Mountaineer Park, Inc. and the
        Company
10.22   Assignment dated as of July 1, 1995 by and between                (9) Exh. 10.107
        American Newco, Inc. and the Company together with
        Consulting Agreement dated as of July 1, 1995 by and
        between Mountaineer Park, Inc. and American Newco, Inc.
10.23   Settlement Agreement dated as of June 30, 1995 by and            (12) Exh. 10.108
        between Winners Entertainment, Inc., Mountaineer Park, Inc.
        and the Company




10.24   Agreement to Restructure and Cancel Debt dated as of April        (4) Exh. 10.44
        12, 1995 by and between Bennett Management and
        Development Company and the Company
10.25   Assignment of Charter Agreement and Collateral Assignment         (4) Exh. 10.45
        Agreement dated as of April 13, 1995 by and between the
        Company and Shamrock, Inc.
10.26   Security Agreement dated April 12, 1995 by and between           (13) Exh. 10.101
        Bennett Management and Development Company and the
        Company.
10.27   Letter agreement, dated as of May 31, 1995, by and between       (12) Exh. 10.102
        the Company and Bennett Holdings, Inc.
10.28   Amendment to Agreement to Restructure and Cancel Debt            (14) Exh. 10.104
        and Assignment of Charter Agreement and Collateral
        Assignment executed on July 10, 1995 by and between the
        Company, Bennett Management and Development Company
        and Bennett Holdings, Inc.
10.29   Letter agreement dated as of July 10, 1995 by and between        (14) Exh. 10.105
        the Company and Bennett Holdings, Inc.
10.30   Agreement dated as of August 15, 1995 by and between              (9) Exh. 10.111
        Bennett Holdings, Inc. and Emerald Gaming, Inc.
10.31   Exclusive Management Agreement dated as of August 15,             (9) Exh. 10.112
        1995 by and between Bennett Holdings, Inc. and Emerald
        Gaming, Inc.
10.32   Letter Agreement dated September 26, 1996 between                (10) Exh. 10.74
        Shamrock Holdings Group, Inc. and the Company
10.33   Letter agreement dated September 20, 1994 by and between         (15) Exh. 10.89
        Bennett Holdings, Inc. and the Company
11      Statement re computations of per share earnings                  (16)
21      List of Subsidiaries                                             (16)
23      Consent of Deloitte & Touche LLP                                 (16)
27      Financial Data Schedule                                          (16)
_____________________
(1)     This exhibit is incorporated by reference to the Company's Current Report on Form
        8-K dated June 24, 1994.
(2)     This exhibit is incorporated by reference to the Company s Current Report on Form
        8-K dated November 30, 1994.
(3)     Each of these exhibits is incorporated by reference to the Company's Annual Report on Form 10-KSB  for the fiscal year ended December 31, 1995.
(4)     Each of these exhibits is incorporated by reference to the Company's Annual Report on Form 10-KSB  for the fiscal year ended December 31, 1994.
(5)     [intentionally omitted]
(6)     Each of these exhibits is incorporated by reference to the Company's Current
        Report on Form 8-K dated August 23, 1996.


(7)     This exhibit is incorporated by reference to the Company's Current Report on Form
        8-K dated December 15, 1995.
(8)     This exhibit is incorporated by reference to the Company's Quarterly Report on
        Form 10-QSB for the period ended September 30, 1994.
(9)     Each of these exhibits is incorporated by reference to the Company's Quarterly
        Report on Form 10-QSB for the period ended September 30, 1995.
(10)    This exhibit is incorporated by reference to the Company's Quarterly Report on
        Form 10-QSB for the period ended September 30, 1996.
(11)    This exhibit is incorporated by reference to the Company's Amendment No. 2 to
        Registration Statement on Form S-3 (File No.33-57194) filed on June 22, 1993.
(12)    This exhibit is incorporated by reference to the Company's Quarterly Report on
        Form 10-QSB for the period ended June 30, 1995.
(13)    Each of these exhibits is incorporated by reference to the Company's Quarterly
        Report on Form 10-QSB for the period ended March 31, 1995.
(14)    Each of these exhibits is incorporated by reference to the Company's Current
        Report on Form 8-K dated June 18, 1995.
(15)    This exhibit is incorporated by reference to the Company's Current Report on Form
        8-K dated September 30, 1994.
(16)    Enclosed herewith.
(17)    Each of these exhibits is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

(b)     Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

                          American Gaming & Entertainment, Ltd.

                                Form 10-KSB - Item 7

                            List of Financial Statements


The following financial statements are included in Item 7:


Independent Auditors' Report .............................................. 52

Consolidated Balance Sheets at December 31, 1996 and 1995 .......... 53 and 54

Consolidated Statements of Operations for the years ended
       December 31, 1996 and 1995.......................................... 55

Consolidated Statements of Stockholders  Deficiency for the years ended December 31, 1996 and 1995.................................... 56

Consolidated Statements of Cash Flows for the years ended
       December 31, 1996 and 1995 ......................................... 57

Notes to Consolidated Financial Statements...................... 58 through 91

To the Board of Directors and Stockholders of American Gaming & Entertainment, Ltd.
West Atlantic City, New Jersey

We have audited the accompanying consolidated balance sheets of American Gaming & Entertainment, Ltd. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company s management. Our responsibility is to express (or disclaim) an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company s recurring losses, negative working capital, stockholders deficiency, defaults under its debt agreements, uncertainties relating to the liquidation of its subsidiaries (see Note 4) and uncertainties relating to the bankruptcy of, and charges relating to affiliates of its major stockholder and creditor (see Note 5) raise substantial doubt about the ability of the Company to continue as a going concern. Management s plans concerning these matters are discussed in
Note 6. The financial statements do not include any additional adjustments that might result from the outcome of these uncertainties.

Because of the possible material effects of the uncertainties referred to in the preceding paragraph, we are unable to express, and we do not express, an opinion on the financial statements for 1996 or 1995.


/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 21, 1997

                  AMERICAN GAMING & ENTERTAINMENT, LTD.
                      CONSOLIDATED BALANCE SHEETS


                                 December 31,          December 31,
                                    1996                1995
                                 ____________          ____________

ASSETS
Current Assets
  Cash                             $ 265,000           $ 487,000
  Prepaid expenses                   397,000              97,000
  Investments - current              485,000           1,027,000
  Inventories and other
    current assets                   293,000              25,000
                                   _________           _________
Total current assets               1,440,000           1,636,000

Casino barge and improvements,
  subject to lease, net of
  accumulated depreciation of
  $2,599,000 - 1996 and
  $2,384,000 - 1995 (See Notes
  1, 3, 4 and 9)                   9,994,000          14,128,000

Furniture, fixtures and equipment,
  net of accumulated depreciation
  of $62,000 - 1996 and
  $112,000 - 1995                     19,000             152,000

Equipment under operating leases,
  net of accumulated depreciation
  of $1,470,000 - 1995                  -                851,000

Investments                           54,000           2,152,000
Deferred financing fees                  -             2,275,000
Other non-current assets             729,000              41,000
                                   _________           _________

                                $ 12,236,000        $ 21,235,000
                                ============        ============


See Notes to Consolidated
  Financial Statements

                      AMERICAN GAMING & ENTERTAINMENT, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                            December 31,          December 31,
                                               1996                   1995
                                            ____________          ____________
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Amounts due to related parties:
    Accrued interest                        $ 11,217,000          $  6,036,000
    Dividends payable                          1,353,000               778,000
    Accrual for lease costts                   2,701,000             1,567,000
    Accrual for unutilized lease costs              -                4,463,000
    Current portion of long term debt         39,688,000            37,505,000
                                            ____________          ____________
                                              54,959,000            50,349,000

  Accounts payable                                75,000               420,000
  Accrued payroll and related expenses            13,000                48,000
  Accrued expenses and other current
    liabilities                                1,553,000             1,933,000
  Current portion of mortgage note
    payable                                       27,000                24,000
                                            ____________          ____________
Total current liabilities                     56,627,000            52,774,000

Long term portion of estimated net
  liabilities for subsidiaries in
  bankruptcy                                   4,500,000             2,250,000
Long term portion of mortgage note
  payable                                         96,000               126,000
                                            ____________          ____________
                                              61,223,000            55,150,000

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, 1,000,000 shares authorized:
  Series A preferred stock, par value $.01         1,000                 1,000
    per share, 55,983 shares issued
  Series C and D cumulative preferred         13,336,000            12,102,000
    stock, and Series E preferred stock,
    par value $.01 per share, 4,000 shares
    authorized and issued for each series
Common stock, par value $.01 per share;
    50,000,000 shares authorized 12,532,102
    shares issued (including 24,035 shares
    held in treasury)                            126,000               126,000
Additional paid-in capital                    45,154,000            46,963,000
Cost of shares held in treasury                  (25,000)              (25,000)
Deferred financing and commitment fees              -               (1,547,000)
Accumulated deficit                         (107,579,000)          (91,535,000)
                                            _____________          ____________

                                             (48,987,000)          (33,915,000)
                                            _____________         ____________
                                            $ 12,236,000          $ 21,235,000
                                            ============          ============

See Notes to Consolidated Financial
  Statements

                  AMERICAN GAMING & ENTERTAINMENT, LTD.
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Years ended December 31,

                                          _____________________________________
                                                   1996            1995
Consulting services and other revenues      $      216,000   $    2,237,000

Costs and expenses
  Direct operating and cost of sales                65,000          474,000
  Selling, general and administrative            2,853,000        3,783,000
  Casino project development costs                 272,000        3,054,000
  Acrual for (reversal of)
    unutilized lease costs                      (3,329,000)       4,463,000
  Depreciation and amortization                  1,572,000        2,839,000
  Writedown of impaired assets                   4,438,000        3,671,000
  Equity in losses of subsidiaries in
    bankruptcy                                   2,250,000        8,168,000
                                             ______________   ________________
Total costs and expenses                         8,121,000       26,452,000

Operating loss                                  (7,905,000)     (24,215,000)
                                             ______________   ________________

Other income (expense)
  Interest income                                   69,000           38,000
  Interest expense                              (5,641,000)      (5,290,000)
  Writeoff of deferred financing fees           (3,504,000)            -
  Net gain on sale of investments                  937,000          301,000
                                                _____________    ___________

Total other income (expense)                    (8,139,000)      (4,951,000)

Net loss                                       (16,044,000)     (29,166,000)

Dividends and accretion on preferred
  stock                                          1,809,000        1,492,000
                                             ______________   ________________
Net loss for common stockholders             $ (17,853,000)   $ (30,658,000)
                                             ==============   ================

Net loss per common share                    $       (1.42)   $       (2.47)
                                             ==============   ================

Weighted average number of common
  shares outstanding                            12,532,102       12,415,283
                                             ===============  ================






See Notes to Consolidated Financial
  Statements

                     AMERICAN GAMING & ENTERTAINMENT, LTD.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY


                        Series A         Series C,D&E
                     Preferred Stock    Preferred Stock       Common Stock

                     Shares  Amount   Shares    Amount     Shares    Par Value
                     _______________  __________________   ___________________
BALANCE AT
JANUARY 1, 1995      55,983  $1,000  12,000  $11,086,000  12,347,049  $123,000

Issuance of
  common stock                                                79,053    1,000
Stock options
  exercised                                                  106,000    2,000
Acquisition of
  common stock for
  treasury
Accrual of
  dividends on
  preferred stock
Accretion of
  preferred stock                              1,016,000
Amortization of unearned
  compensation
Amortization of
  deferred financing
  performance shares
Net loss for common
  stockholders
                     ______  ______  ______  ___________  __________ ________

BALANCE AT DECEMBER
  31, 1995           55,983  $1,000  12,000  $12,102,000  12,532,102 $126,000
Accrual of dividends
  on preferred stock
Accretion of
  preferred stock                              1,234,000
Amortization and writeoff
  of deferred financing
  performance shares
Net loss for common
  stockholders
                     ______  ______  ______  ___________  ___________ ________

BALANCE AT DECEMBER
  31, 1996           55,983  $1,000  12,000  $13,336,000  12,532,102  $126,000
                     =====   =====   =====   ==========   =========   =======

/TABLE

                    AMERICAN GAMING & ENTERTAINMENT, LTD.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                    Deferred
                    Additional  Treasury Stock    Financing and
                     Paid-In                       Commitment      Accumulated
                     Capital    Shares   Amount       Fees           Deficit
                   __________   ______   _______  _____________   _____________
BALANCE AT
JANUARY 1, 1995    $48,088,000  17,916  $(14,000) $(1,804,000)   $( 62,369,000)

Issuance of
  common stock          67,000
Stock options
  exercised             33,000
Acquisition of
  common stock
  for treasury                   6,119   (11,000)
Accrual of
  dividends on
  preferred stock     (475,000)
Accretion of
  preferred stock   (1,016,000)
Amortization of
  unearned
  compensation         266,000
Amortization of
  deferred financing
  performance shares                                  257,000
Net loss for common
  stockholders                                                     (29,166,000)
                   ___________  ______  ________  ___________    ______________

BALANCE AT DECEMBER
  31, 1995         $46,963,000  24,035  $(25,000) $(1,547,000)    ($91,535,000)

Accrual of
  dividends on
  preferred stock     (575,000)
Accretion of
  preferred stock   (1,234,000)
Amortization and
  writeoff of
  deferred financing
  performance shares                                1,547,000
Net loss for common
  stockholders                                                     (16,044,000)
                   ____________ ______  ________  ___________    ______________

BALANCE AT DECEMBER
  31, 1996         $45,154,000  24,035  $(25,000) $       -      $(107,579,000)
                   ==========   =====   ========= ==========    ==============

                                               56

                      AMERICAN GAMING & ENTERTAINMENT, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years ended December 31,
                                                 _________________________
                                                   1996            1995
Operating Activities
Net loss                                    $(16,044,000)     $(29,166,000)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization              1,572,000         2,839,000
    Write-off of deferred financing costs      3,504,000                 -
    Amoritzation of deferred financing
      costs                                      318,000           637,000
    Write-off of impaired assets               4,438,000         3,671,000
    Accrual for (reversal of) unutilized      (3,329,000)        4,463,000
      lease costs
    Stock option and other non-cash
      compensation expense                             -           335,000
    Net gain on sale of keno operations         (948,000)                -
    Net loss on sale of other investments         11,000                 -
    Equity in losses, writeoff and
      estimated liabilities of subsidiaries
      in bankruptcy                            2,250,000         8,168,000
Changes in operating assets and liabilities
    Inventories and other current assets        (292,000)        1,057,000
    Other non-current assets                     (75,000)          440,000
    Accrued interest                           5,181,000         4,411,000
    Accounts payable, accrued expenses and
      other current liabilities                 (774,000)       (2,112,000)

                                              ___________       ___________
   Net cash used in operating activities      (4,188,000)       (5,257,000)
                                              ___________       ___________
Investigating Activities

Capital dispositions (expenditures)              120,000          (236,000)
Investments                                            -          (919,000)
Proceeds from sale of keno operations            500,000                  -
Proceeds from return of investment deposit     1,027,000                  -
Amounts received under financing agreement             -           209,000
                                                                ___________
   Net cash provided by (used in) investing
     activities                                1,647,000          (946,000)
                                              __________        ___________
Financing Activities

Proceeds from notes payable and other
  long-term obligations                          163,000         3,461,000
Utilization of proceeds from charter
  of casino barge                              3,451,000         1,644,000
Principal payments on notes payable


 and other long-term obligations             (1,295,000)          (54,000)
Proceeds through issuance of common
  stock                                                -            34,000
                                              ___________       ____________

  Net cash provided by financing activities    2,319,000          5,085,000
                                              ___________       ____________

Decrease in cash                                (222,000)        (1,118,000)
Cash at beginning of year                        487,000          1,605,000
                                              ___________       ____________
Cash at end of year                           $  265,000        $   487,000
                                              ===========       ============

See Notes to Consolidated Financial Statements

AMERICAN GAMING & ENTERTAINMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995

Note 1 - Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As further described in Note 6, the Company has sustained recurring operating losses since its inception. The Company has also had a history of insufficient liquidity and has been dependent upon Shamrock Holdings Group, Inc. ("Shamrock") and certain related entities (The Bennett Funding Group, Inc. ("Bennett Funding") and Bennett Management and Development Corp. ("Bennett Management", collectively, the "Bennett Entities") for both working capital and project related financing.

As a result, the Company s recurring losses, negative working capital, stockholders deficiency, defaults under its debt agreements, uncertainties relating to the ability to consummate the liquidation of its subsidiaries (see
Note 4) and uncertainties relating to the bankruptcy of, and charges relating to certain related entities of its major stockholder and creditor (see Note 5) raise substantial doubt about the ability of the Company to continue as a going concern. Management s plans concerning these matters are discussed in Note 6. The financial statements do not include any additional adjustments that might result from the outcome of these uncertainties.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Except as described below, all significant intercompany accounts and transactions have been eliminated. These financial statements reflect significant related party transactions which are described throughout the notes to the consolidated financial statements.

As a result of the bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code (the "Code") affecting the Company s wholly owned subsidiaries, AMGAM Associates, a Mississippi partnership ("AMGAM") and American Gaming and Resorts of Mississippi, Inc., ("AGRM") and the expected liquidation of these subsidiaries in the near future, the Company s control of these entities is likely to be temporary and therefore effective December 31, 1995, AMGAM and AGRM are not included in the consolidated financial statements for financial reporting purposes. The Company follows the equity method of accounting for its investment in AMGAM and AGRM. (See Note 4).

Revenues
Consulting services and other revenues principally represent revenues from a charter agreement, sales of keno game systems, revenues from lease agreements, and fees earned under consulting contracts. Revenues from such charter agreement were recognized prior to July 21, 1995 (the

"BDE Date") (See Notes 3 and 6). Revenues from sales of keno systems are recognized upon installation of the related machines.

Property and Equipment
Property and equipment are carried at cost. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method based on the following:

     Furniture, fixtures and equipment             3-10 years
     Software                                      5 years

Equipment under operating leases are recorded at cost and amortized over the related term of the lease agreement (See Note 7) or the estimated useful lives of the assets which range from 3 to 15 years.

Leased assets at December 31, 1996 consist of the Gold Coast Casino barge and related leasehold improvements (collectively, the "Gold Coast Barge"), net of accumulated depreciation, calculated on the straight-line method over 10 and 5 year lives, respectively (See Note 9).

Investments
Investments are stated at cost and consist primarily of land, buildings and assets which, at the respective times of purchase, were anticipated to be utilized in casino gaming projects. Management periodically reviews the status of such investments as well as the likelihood of gaming being legalized in the jurisdiction related to the asset and, if necessary, adjusts the carrying value of such assets to estimated fair market value (See Notes 8 and 9).

Deferred Financing Fees
Deferred financing fees represent direct costs incurred in connection with financing activities and include deferred commitment fees. These fees were being amortized on a straight-line basis over the term of the related agreement. In the third quarter of 1996, the Company wrote off all deferred financing fees because the amounts due under the financing arrangements pursuant to which such fees were incurred have been recorded as current liabilities and the Company has determined that such fees have no future benefit (See Notes 9 and 10).

Net Loss Per Share
Net loss per share is based upon the weighted average number of outstanding shares of the Company s Common Stock ($0.01 par value per share) ("Common Stock"). The Series A Preferred Stock, Series C Cumulative Preferred Stock ("Series C Preferred Stock"), Series D Cumulative Preferred Stock ("Series D Preferred Stock"), Series E Preferred Stock and Common Stock options and warrants which are considered to be common stock equivalents have an anti-dilutive effect on net loss per share and accordingly, are excluded from the calculation.

Income Taxes
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse (See Note 14).

Asset Impairment
In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", assets are reviewed for impairment on an annual basis in conjunction with the preparation of the annual budget or when a specific event indicates that the carrying value of an asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value (See Notes 3, 8 and 9).

Fair Market Value of Financial Instruments
The amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, receivables, and payables approximate fair value. Because of the related party nature of the Company s debt, determination of fair value would be impractical.

Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management s estimates and assumptions. Management believes the estimates and assumptions used in the preparation of these consolidated financial statements are reasonable based upon currently available facts and known circumstances but recognizes that actual results may differ from those estimates and assumptions. Such differences, if any, are not expected to have a material impact on the Company s financial condition, results of operations or liquidity.

Reclassifications
Certain reclassifications have been made to the 1995 amounts in order to conform to the classifications used in 1996.

Supplemental Cash Flow Information
The consolidated statement of cash flows excludes the effects of certain noncash financing activities, as follows:


                                          1996             1995

Forgiveness of debt by Shamrock
  (See Note 10)                            -             $1,150,000
Dividends on Series C and D Preferred
  Stock                                  575,000            475,000
Accretion on Series C, D and E
  Preferred Stock                      1,234,000          1,017,000

The Company paid interest of approximately $11,000 and $2,000 in 1996 and 1995, respectively. The Company paid no income taxes in 1996 and 1995 (See Note 14).

Note 2 - Nature of Business
The Company owns equity interests in various properties which, at the respective times of purchase, were anticipated to be utilized in casino gaming projects. The Company has a 4.9% beneficial equity interest in a riverboat gaming and entertainment complex in Rising Sun, Indiana, which interest the Company has agreed to sell by August 23, 1998 (See Note 8). The Company has entered into an agreement (the "Charter Agreement"), with President Mississippi Charter Corporation ("PMCC") whereby PMCC is leasing from the Company the Gold Coast Barge which the Company owns and on which the Company had previously operated the Gold Shore Casino (See Note 3). The Company owns one site in Alabama (a second site in Alabama is scheduled to be sold on March 27, 1997) and a 15% equity interest in the S.S. Aquarama, which the Company believes are suitable for use as casino gaming facilities if gaming legislation is enacted by appropriate jurisdictions (See Note 8). Since December 1995, the Company is no longer actively seeking to develop gaming projects and is currently managing its equity interests. Given the Company's present financial and liquidity position, the legal problems described below relating to The Bennett Funding and Bennett Management and the Company s other litigation described below (see Notes 4, 5, 6 and 15), the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming ventures.

In 1995, the Company s business was the provision of development and management services for, and the acquisition of equity ownership interests in, casino gaming ventures, particularly in connection with the design, development, financing and management of riverboat, dockside and land-based casinos. During 1995, the Company owned, managed and operated the Gold Shore Casino in Biloxi, Mississippi and managed the video lottery and certain other gaming activities at Mountaineer Park Racetrack and Resort in Chester, West Virginia (the "Mountaineer Facility") (See Notes 3 and 7).

The gaming industry in which the Company invests is subject to extensive government regulation by federal, state and local authorities and, accordingly, regulatory and legislative changes, including gaming related taxes, could have an adverse effect on the Company's investments by increasing competition, by increasing costs or by making gaming a relatively less attractive activity for its customers as compared with other competing activities.

To the extent the Company continues to do business in the gaming industry, if at all, competition and government regulation could have an adverse effect on the Company's business by increasing competition, by increasing costs, by making gaming a relatively less attractive activity for its customers as compared with other competing activities, and by imposing restrictions on the Company s business activities. To the extent the Company s activities in a particular jurisdiction are regulated, the Company has complied, or has taken the appropriate steps to comply, with any applicable regulations. To the extent the Company commences gaming operations in other jurisdictions, it will become subject to the regulatory systems in effect in those jurisdictions.

Note 3 - AMGAM, AGRM and Gold Shore Casino

As a result of a merger transaction prior to 1995 (the "Merger"), the Company became indirectly the sole owner of AMGAM and the sole owner of AGRM.

The Company provided AMGAM with approximately $18,947,000 to finance leasehold improvement expenditures associated with the construction of the Gold Shore Casino and the Gold Coast Barge. The Company has also loaned AMGAM (i) approximately $6,970,000 as a supplemental loan, pursuant to the terms of AMGAM's partnership agreement, bearing interest at 14% per annum, and (ii) approximately $3,978,000 under a separate secured loan executed during the third quarter of 1994 bearing interest at 14% per annum. These last two loans were to be repaid through payments to the Company equal to 8.75% of AMGAM's earnings before interest, rent, taxes, depreciation and amortization ("EBIRTDA") which payments were to have been made until such loans, together with interest thereon, were repaid.

In connection with the formation of AMGAM, pursuant to a management agreement between AMGAM and the Company, AMGAM agreed to employ the Company for a three year term to manage the casino operations of the Gold Shore Casino. The Company was entitled to receive a management fee, payable quarterly in arrears, equal to a percentage of EBIRTDA plus a base amount of approximately $98,000 per quarter. The Gold Shore Casino did not generate EBIRTDA for any quarter since its opening on June 20, 1994 through its closing on May 14, 1995 and, accordingly, no management fees were earned or recognized by the Company through the date of the closing of the Gold Shore Casino, as discussed below.

AGRM leased to the Company for a nominal fee of $1.00 per month, and, the Company subleased to AMGAM (the "AMGAM Lease"), the Gold Coast Barge for a three year term. Rental payments to the Company pursuant to the AMGAM Lease were payable only to the extent that AMGAM had EBIRTDA. In addition, special quarterly rent payments were to be made to the Company equal to 50% of available cash flow (as such term is defined in the AMGAM Lease). The required rental payments under the AMGAM Lease totaled approximately $23,000,000 over the term of the AMGAM Lease and consisted of 36 monthly payments of
approximately $648,000.   No lease payments were made by AMGAM to the Company
in 1995 or 1996.

Because of cash flow difficulties encountered by AMGAM since June 1994, the Company only recognized interest and rental income in amounts equal to actual cash received from AMGAM. The Company has not received any payments for interest on outstanding amounts due under the supplemental and secured loans, and thus has not recognized any interest income since July 1, 1994.

As a result of AMGAM s continuing operating losses and liquidity problems subsequent to the date of the Merger, as well as an inability on the part of the Company to raise the financing required to address the operating and liquidity problems of the Gold Shore Casino, the Company, on February 17, 1995, entered into the Charter Agreement with PMCC to charter the Gold Coast Barge to PMCC for use at PMCC's existing site in Biloxi, Mississippi for a monthly rent of approximately $329,000 (the "PMCC Payments"). During 1995, the Gold Coast Barge was transferred to the Company from AGRM in exchange for the cancellation of AGRM s guaranty to the Company of certain unpaid lease obligations of AMGAM to the Company, which transfer is being challenged by the committee for unsecured creditors in the bankruptcy proceeding of AMGAM (the "AMGAM Committee") as a fraudulent transfer or voidable preference under the Code (See
Note 4 for a description of the Motion and the Complaint (both as defined below)). Pursuant to terms of the Charter Agreement, PMCC is responsible for operating, insurance and maintenance costs of the Gold Coast Barge. The Charter Agreement has an initial term of five years, which term may be extended by PMCC for two additional five year terms. PMCC also has the option to purchase the Gold Shore Casino for fair market value at any time during the term of the Charter Agreement although the Company may reject any such offer should it not meet certain financial criteria set forth in the Charter Agreement. The Gold Shore Casino ceased operations on May 14, 1995 and the Charter Agreement became effective on June 18, 1995.

Pursuant to a term sheet (the "Term Sheet") executed by the Company, Shamrock, AMGAM, AGRM and the committees for the unsecured creditors in the bankruptcy proceedings of AMGAM and AGRM (collectively, the "Committees"), more fully described below, the Company and Shamrock have agreed, among other matters, to have one collective general allowed unsecured claim against AMGAM and AGRM in the amount of $33,000,000, which claim amount includes a first preferred ship mortgage (the "Ship Mortgage") in the amount of approximately $2,278,000 held by Shamrock (See Note 6).

The Company, Shamrock, AMGAM, AGRM and the Committees have executed the Term Sheet for a proposed joint plan of liquidation (the "Plan"), more fully described below, pursuant to which the PMCC Payments and payments (the "FF&E Payments") with respect to substantially all of the furniture, fixtures and equipment, including certain slot machines, acquired by PMCC from AMGAM formerly used in the operation of the Gold Shore Casino (the "Acquired Equipment") would be deemed assets of the bankruptcy estates of AMGAM and AGRM and the Company would receive a portion of such aggregate payments, if any. As more fully described below, upon confirmation of the Plan, the Complaint and all other litigation brought by the Committees against the Company would be dismissed. There can be no assurance that the Plan will be implemented or that the Company will receive any payments from the AMGAM or AGRM bankruptcy cases pursuant to the Plan or otherwise. Pursuant to the Term Sheet, notwithstanding the Preliminary Injunction (as discussed and defined in Note
4), the Company will be allowed a monthly payment from the AMGAM/AGRM Escrow Account for the benefit of the creditors of AMGAM and AGRM in the amount of approximately $261,000 for the Company s monthly operating expenses beginning with the December 1996 PMCC Payment (subject, however, to the PMCC Agreement, defined below). On October 14, 1996, the Company advised PMCC that PMCC was in default under the Charter Agreement for failure to make the October 1996 PMCC Payment when due. On October 28, 1996, PMCC alleged that the Company had breached the Charter Agreement by failing to ensure PMCC s peaceful use and enjoyment of the Gold Coast Barge. The Company and PMCC agreed, with the concurrence of the Committees and Shamrock, (the "PMCC Agreement") (i) to allow PMCC to pay 50% of the amounts of the PMCC Payments from October 1996 through January 1997 (of which amounts the Company has received its portion), (ii) that the acceptance of such payments would not constitute satisfaction of such PMCC Payments or be considered a waiver by the Company of any of its rights under the Charter Agreement and (iii) to withdraw and toll until January 31, 1997 all declarations of default.

The Company has verbally agreed with Shamrock that, beginning with the February 1997 PMCC Payment, the Company shall repay Shamrock at least $100,000 per month of the Company s indebtedness to Shamrock contingent upon the Company receiving its portion of at least 75% of the monthly amount of the PMCC Payments. PMCC has not made the February and March 1997 PMCC Payments and therefore the Company has not repaid Shamrock any of the Company s indebtedness.

On March 4, 1997, the Company advised PMCC that PMCC was in default under the Charter Agreement for failure to make the February 1997 and March 1997 PMCC Payments when due and for failure to make the October 1996 through January 1997 PMCC Payments in full (collectively totaling approximately $1,316,000). On March 5, 1997, PMCC alleged that the Company does not have standing to assert any default under the Charter Agreement because the Preliminary Injunction requires PMCC Payments to be deposited into the AMGAM/AGRM Escrow Account, and not to be paid directly to the Company. Additionally, PMCC alleged that the Company had breached the Charter Agreement by, among other defaults, (i) failing to ensure PMCC s peaceful use and enjoyment of the Gold Coast Barge,
(ii) misrepresenting the Company s ownership of the Gold Coast Barge and (iii) failing to disclose that the Gold Coast Barge was not in good condition. The Company has advised PMCC that the Company believes that it has not breached the Charter Agreement and will vigorously defend any allegations of default under the Charter Agreement. The Company is attempting to negotiate a settlement of this matter, but may need to litigate these issues. If the Company does not, by some means, (i) receive its portion of the PMCC Payments due from PMCC under the Charter Agreement or (ii) agree with PMCC, with the concurrence of the Committees and Shamrock, on a mutually acceptable amended charter agreement, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

In addition, pursuant to an order (the "PMCC Order") of the United States Bankruptcy Court, Southern District of Mississippi (the "Bankruptcy Court"), on September 21, 1995, PMCC acquired from AMGAM the Acquired Equipment in exchange for the promise to make to AMGAM the FF&E Payments, consisting of an initial payment of approximately $48,000 and twenty-six equal monthly payments of approximately $121,000 through October 1, 1997 totaling approximately $3,188,000, which is an amount substantially equal to the indebtedness of AMGAM to IGT - North America ("IGT") for such machines. Pursuant to the PMCC Order
(a) commencing October 1, 1995 any such payments made by PMCC to AMGAM are escrowed in the AMGAM bankruptcy proceeding pending a determination by the Bankruptcy Court as to the disposition of such proceeds and (b) approximately $22,000 was disbursed from such account in satisfaction of the secured claim of one creditor in the AMGAM bankruptcy proceeding. As a result of the establishment of such escrow, AMGAM has not been able to use such payments from PMCC to pay its indebtedness to IGT and AMGAM is not otherwise able to repay such indebtedness. The Company has guaranteed to IGT the repayment by AMGAM of such indebtedness (See Note 4).

PMCC has not made any FF&E Payments from August 1996 through February 1997, totaling approximately $845,000. On January 31, 1997 AMGAM and the AMGAM Committee filed suit in the Bankruptcy Court against PMCC and an affiliate seeking payment of all FF&E Payments currently due under the PMCC Order, among other relief (See Note 4).

In April 1995 and July 1995, the Company, Shamrock and Bennett Management executed the Bennett Debt Exchange (as described and defined in Note 6). The Bennett Debt Exchange was to become effective on July 21, 1995, the scheduled effective date of the Bennett Debt Exchange (the "BDE Date"), the day on which Shamrock was licensed to own the Gold Coast Barge as a gaming facility by the Mississippi Gaming Commission. However, the Company continued to utilize the Charter Agreement rental payments for its operating needs after the BDE Date because the Company s management determined on the BDE Date that, because of the Company s liquidity problems, consummating the Bennett Debt Exchange and transferring the Charter Agreement and related payments would prevent the Company from meeting its obligations to its creditors. In the opinion of management, consummating the Bennett Debt Exchange at that time would have required the Company to file for protection under the Code. After the BDE Date the Company utilized the PMCC Payments for working capital based initially on an understanding which the Company believed it had with Shamrock to postpone the consummation of the Bennett Debt Exchange.

However, on October 3, 1995, Shamrock notified the Company that the Company had not fulfilled its obligations under the Bennett Debt Exchange to assign the Charter Agreement and the Gold Coast Barge from the Company to Shamrock and Bennett Management, respectively, and that Shamrock is entitled to all PMCC Payments. Additionally, in June 1996, the Trustee (the "Trustee") for Bennett Funding and Bennett Management under Chapter 11 of the Code, who, pursuant to information from the Trustee, is the sole owner of Shamrock, orally notified the Company that Shamrock is entitled to all PMCC Payments to be received by the Company as a result of Shamrock being the holder of the Ship Mortgage and a second preferred ship mortgage on the Gold Coast Barge in the amount of $33,000,000 (the "Second Mortgage"), which secures the Barge Debt. Accordingly, the Company has recorded the PMCC Payments received by the Company from the BDE Date through December 31, 1996 (totaling approximately $5,096,000) as indebtedness due to Shamrock ("PMCC/Bennett Debt"). In addition, the Company has (a) recorded interest expense on such PMCC/Bennett Debt from the BDE Date through December 31, 1995 and for the year ended December 31, 1996 (totaling approximately $61,000 and $550,000, respectively) and (b) for the reasons set forth below, continued to record for the years ended December 31, 1995 and 1996
(i) interest expense on approximately $22,722,000 in debt due Shamrock with respect to the Gold Shore Casino (the "Barge Debt") that was to have been canceled by Shamrock, or, if necessary, Bennett Management pursuant to the Bennett Debt Exchange and (ii) depreciation and amortization expense on the Gold Shore Barge that was to have been transferred to Shamrock pursuant to the Bennett Debt Exchange (totaling approximately $1,997,000 and $1,388,000 for the years ended December 31, 1995 and 1996, respectively) (although, as discussed below, the Company is not recognizing any rental revenue associated with such expenses). For the reasons set forth below, the Barge Debt is classified as "Current Portion of Long Term Debt" in the accompanying Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995. Shamrock has not rescinded such letter nor executed documents agreeing to a termination or postponement of the Bennett Debt Exchange. The Company has not yet transferred the Gold Shore Barge, the Charter Agreement and PMCC Payments received by the Company from the BDE Date through December 31, 1996. Additionally, Shamrock or, to the extent an assignment to Shamrock of Bennett Management s interest in the agreements constituting the Bennett Debt Exchange never took place or are voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management, Bennett Management has not yet canceled the Barge Debt as required by the Bennett Debt Exchange. If Shamrock, and, to the extent an assignment to Shamrock of Bennett Management s interest in the agreements constituting the Bennett Debt Exchange never took place or is voided as a fraudulent transfer, voidable preference or otherwise in the bankruptcy proceeding of Bennett Management, Bennett Management agree to a termination of the Bennett Debt Exchange as of the respective dates of the agreements comprising the Bennett Debt Exchange (excluding Shamrock s assumption of the Ship Mortgage) and agree to continue to let the Company utilize the PMCC Payments (subject in all cases to the Preliminary Injunction, the Term Sheet and the PMCC Agreement) (i) the Company would recognize as revenue amounts previously recorded as PMCC/Bennett Debt from the BDE Date through December 31, 1996 as of the date of such termination and (ii) the Company would reverse interest expense recognized on such PMCC/Bennett Debt.

Based upon (a) a verbal understanding which the Company believed it had with Shamrock to allow the Company to utilize and retain the PMCC Payments while the Company and Shamrock were negotiating the terms of a comprehensive restructuring and (b) the course of conduct of Shamrock from January 1, 1996 through June 1996, the Company utilized, retained and initially recorded as revenues the PMCC Payments from January 1, 1996 through June 30, 1996.

However, because there is no agreement with the Trustee allowing the Company to utilize and retain the PMCC Payments from January 1, 1996 through June 1996, in the fourth quarter of 1996 the Company (1) reversed as revenue the PMCC Payments from January 1, 1996 through June 30, 1996, (2) recorded such payments as additional PMCC/Bennett Debt and (3) recorded interest expense on such PMCC/Bennett Debt.

The Gold Coast Barge (with a value on the Company s books of approximately $9,994,000 net of accumulated depreciation and amortization, as of December 31, 1996) that was to have been transferred to Bennett Management pursuant to the Bennett Debt Exchange and the Barge Debt (totaling approximately $22,722,000 as of December 31, 1996, and accrued interest on such debt of approximately $4,442,000 from the BDE Date through December 31, 1996) that was to have been canceled by Shamrock or, if necessary, Bennett Management pursuant to the Bennett Debt Exchange are shown as assets and liabilities, respectively, of the Company as of December 31, 1996 and December 31, 1995. Such amounts are shown on the accompanying Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995 because documents have not been executed to formally transfer the Gold Coast Barge from the Company to Bennett Management and to forgive such indebtedness by Shamrock or, if necessary, Bennett Management all in accordance with the terms of the Bennett Debt Exchange. The related revenues for the year ended December 31, 1996 however were not recognized as such and instead are recorded as PMCC/Bennett Debt because (i) in June 1996 the Trustee notified the Company that Shamrock is entitled to all PMCC Payments to be received by the Company and (ii) as of December 31, 1996 Shamrock had not executed documents agreeing to a termination or postponement of the Bennett Debt Exchange and therefore the Company may not have had a right to keep such revenues. Additionally, the related revenues for the year ended December 31, 1995 were not recognized as such and are instead are recorded as PMCC/Bennett Debt because as of December 31, 1995 Shamrock had not executed documents agreeing to a termination or postponement of the Bennett Debt Exchange and therefore the Company may not have had a right to keep such revenues. In the third quarter of 1996, the Company recognized a writedown of $2,146,000 in the value of its investment in the Gold Coast Barge to reflect an appraisal of its fair market value

(see Note 9).

Note 4 - Subsidiary Bankruptcies and Related Legal Proceedings
On May 5, 1995, AMGAM was served by certain creditors with a petition filed in the Bankruptcy Court seeking liquidation of AMGAM under Chapter 7 of the Code. On May 25, 1995, AMGAM responded to such petition by requesting the Bankruptcy Court to convert the case into a reorganization under Chapter 11 of the Code, which request was granted by the Bankruptcy Court. On February 1, 1996, the Bankruptcy Court approved the sale of the leases comprising the Gold Shore Casino site to a third party for the sum of $750,000 plus the assumption and payment of all outstanding liabilities relating to and arising from such leases. On March 12 and 13, 1996, the personal property of AMGAM was sold at auction for the net sum of $337,000.
On June 1, 1995, AGRM filed a voluntary petition for reorganization under Chapter 11 of the Code with the Bankruptcy Court. On December 20, 1995 the Bankruptcy Court lifted the automatic stay to allow an action of foreclosure on one of two parcels of property in Vicksburg, Mississippi owned by AGRM which served as collateral for certain borrowing agreements. In the first quarter of 1996, the creditors under such borrowing agreements foreclosed on such property. On April 18, 1996 the Bankruptcy Court lifted the automatic stay to allow an action of foreclosure on the second parcel of property in Vicksburg, Mississippi owned by AGRM which served as collateral for certain borrowing agreements and the creditors under such borrowing agreements subsequently foreclosed on such parcel. Additionally, on March 14, 1996 the Bankruptcy Court approved the rejection by AGRM of its lease with the lessor of the parcel constituting the remainder of the property in Vicksburg, Mississippi.

The AMGAM Committee has filed a motion (the "Motion") with the Bankruptcy Court requesting that the AMGAM and AGRM bankruptcy proceedings be substantively consolidated due to such entities common ownership, which would result in a combination of the assets and liabilities of both entities. The Bankruptcy Court has not scheduled a hearing on the Motion. AMGAM, AGRM and the Company will oppose the Motion on the basis, among others, that AMGAM, AGRM and the Company were separate entities with separate ownership at the time most liabilities of AMGAM and AGRM were incurred.

The AMGAM Committee has also filed an adversary complaint (the "Complaint") with the Bankruptcy Court seeking that (i) the transfer of the ownership interests in the Gold Coast Barge by AGRM and AMGAM to the Company be declared null and void, (ii) the transfer of the leasehold interest in the Gold Coast Barge by AMGAM to the Company be declared null and void, (iii) the Company and Shamrock be required to deliver to AGRM and AMGAM their respective interests in both the ownership and leasehold in the Gold Coast Barge, (iv) the Company and Shamrock disgorge and return to the respective AMGAM and AGRM estates all PMCC Payments, such funds to be deposited in an escrow account and not expended without further order of the Bankruptcy Court, and (v) PMCC be ordered and directed to immediately deposit all PMCC Payments into an escrow account for the benefit of the creditors of AMGAM and AGRM, such funds not to be expended without further order of the Bankruptcy Court. The Bankruptcy Court has not scheduled a hearing date on the Complaint. AMGAM, AGRM and the Company will oppose the Complaint on the bases, among others, that the transfer of the Gold Coast Barge from AGRM to the Company involved contemporaneous exchanges of value and that the Company and Shamrock were not insiders of AMGAM or AGRM at the time such entities granted the Company and Shamrock security interests in their assets, including the Gold Coast Barge.

The Company, Shamrock, AMGAM, AGRM and the Committees have executed the Term Sheet, which terms are to be incorporated into the Plan. Pursuant to the Plan as currently agreed upon by such parties, (i) the Company would transfer to a creditors trust for the holders of allowed claims in the bankruptcy proceedings of AMGAM and AGRM (excluding the Company and Shamrock) an undivided 22.7% ownership interest in the Gold Coast Barge and the Charter Agreement, which assets will be held by a trustee (the "Mississippi Trustee"), (ii) the Mississippi Trustee would receive and disburse in accordance with the terms of the Plan all PMCC Payments and all FF&E Payments, (iii) each administrative and
priority claim, as defined in the Code, incurred in               68
connection with the bankruptcy proceedings of AMGAM and AGRM would be paid in full from the respective estates of AMGAM and AGRM in accordance with statutory priorities pursuant to the Code, (iv) each secured claim (excluding the Ship Mortgage) would be paid in full from the sale of the related collateral, (v) each unsecured claim, excluding any claims of the Company and Shamrock, would be paid on a pro rata basis (a) from the assets of the respective estates of AMGAM and AGRM, including all FF&E Payments made from October 1, 1995 through October 1, 1997 and the funds remaining in the AMGAM/AGRM Escrow Account, (b) from a monthly payment in the aggregate amount of $67,500 out of the PMCC Payments (which total approximately $329,000 per month) from the date the Plan is confirmed (the "Confirmation Date") through the end of the initial term of the Charter Agreement and the renewal term, if any, and (c) from 22.7% of the net proceeds of a sale of the Gold Coast Barge, if any, (vi) the Mississippi Trustee would escrow $2,500 per month, up to an aggregate amount of $60,000, for use in paying any and all costs of protecting the Gold Coast Barge in the event of default by PMCC under the Charter Agreement, and (vii) the Company s and Shamrock s unsecured claims and the Ship Mortgage (in the collective claimed amount of $33,000,000) would be paid from the balance of (a) the monthly PMCC Payments (approximately $259,000) from the Confirmation Date and
(b) the net proceeds of a sale of the Gold Coast Barge, if any.

The amounts to be paid to creditors would be subject to the claim allowance process in the AMGAM and AGRM bankruptcies, pursuant to which all allowed claim amounts, in the order set forth above, would be fixed for purposes of distributions under the Plan. Prior to the final approval of any settlement agreement incorporating the terms of the Plan, the Company and Shamrock shall advise AMGAM, AGRM and the Committees of the allocation between the Company and Shamrock of the distributions to be made pursuant to clause (vii) in the immediately preceding paragraph. The Bankruptcy Court set May 17, 1996 as the final date for filing proofs of claim or interest in both the AMGAM and AGRM bankruptcy cases, except with respect to Bennett Management and related entities, for which the Bankruptcy Court has extended such date until the Confirmation Date. Additionally, pursuant to the Plan, the Committees would agree to stay all litigation, including the Complaint, until the Confirmation Date, at which time the Committees would dismiss the Complaint and all other litigation brought against the Company with prejudice, that is, the Committees would be precluded from filing any action against the Company based on the alleged causes of action set forth in the Complaint or any such other litigation.

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

If (i) the Company, AMGAM, AGRM and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM incorporating the terms of the Term Sheet or any other acceptable terms or any such plan is agreed upon but not approved by the creditors in the

AMGAM and AGRM bankruptcy proceedings in accordance with the provisions of the Code or thereafter confirmed by the Bankruptcy Court and (ii) the Motion is granted by the Bankruptcy Court and the AMGAM Committee prevails on the Complaint, the Company would not be able to meet its obligations as they come due. Additionally, if the Company and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM incorporating the terms of the Term Sheet or any other acceptable terms and, as a result the Bankruptcy Court (i) terminates the Preliminary Injunction and (ii) disallows any payments to the Company for its monthly operating expenses from the PMCC Payments, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.


On April 29, 1996, a preliminary injunction (the "Preliminary Injunction"), which was agreed upon by the Committees and the Company, was entered by the United States Bankruptcy Court, Southern District of Mississippi (the "Bankruptcy Court"), (i) to require the PMCC Payments from May 1996 through July 1996 be deposited into an escrow account (the "AMGAM/AGRM Escrow Account") for the benefit of the creditors of AMGAM and AGRM pending confirmation of a proposed joint plan of liquidation and (ii) to allow a monthly payment from the AMGAM/AGRM Escrow Account to the Company in the amount of $304,000 for the Company s monthly operating expenses.

The Preliminary Injunction was revised and extended by the Bankruptcy Court effective August 1, 1996 (i) to require the PMCC Payments from August 1996 to the end of the Injunction Term (as defined in the last sentence of this paragraph) be deposited into the AMGAM/AGRM Escrow Account for the benefit of the creditors of AMGAM and AGRM pending confirmation of a proposed joint plan of liquidation and (ii) to allow a monthly payment from the AMGAM/AGRM Escrow Account to the Company in the amount of approximately $282,000 for the Company s monthly operating expenses (subject, however, to the Term Sheet and the PMCC Agreement). Such payments are the Company s only present significant source of net cash flow and liquidity. The Preliminary Injunction will remain in effect until the agreement by the Company and the Committees on a joint plan of liquidation of the AMGAM and AGRM estates or upon further order of the Bankruptcy Court (the "Injunction Term").

As discussed above (See Note 3), on January 31, 1997 AMGAM and the AMGAM Committee filed suit in the Bankruptcy Court (Adv. No. 970868) against PMCC and an affiliate seeking, among other relief, (i) payment of all FF&E Payments currently due under the PMCC Order, (ii) compliance by PMCC and such affiliate with the PMCC Order, (iii) a temporary restraining order restraining PMCC, such affiliate and/or related parties or agents from assigning, encumbering, transferring, selling or disposing of the Acquired Equipment and (iv) a preliminary injunction restraining PMCC, such affiliate and/or related parties or agents from selling or disposing of the Acquired Equipment. PMCC has agreed to provide the AMGAM Committee with at least seven days advance written notice of any proposed sale, conveyance, transfer, lien, mortgage or other encumbrance of the Acquired Equipment. The Bankruptcy Court has not yet scheduled a trial date on this lawsuit.

As described in Note 3, the Company and PMCC entered into the PMCC Agreement, PMCC has failed to to make the February 1997 and March 1997 PMCC Payments when due and has failed to make the October 1996 through January 1997 PMCC Payments in full. (See Note 6).

As discussed in Note 3, IGT is not receiving any payments from AMGAM on AMGAM s debt to IGT for certain slot machines acquired by PMCC formerly used in the operation of the Gold Shore Casino. Such indebtedness by AMGAM to IGT has been guaranteed by the Company pursuant to a guaranty agreement (the "IGT Guaranty") by the Company to IGT. A portion of this indebtedness as of December 31, 1996 and December 31, 1995 has been accrued and classified as "Long Term Portion of Estimated Net Liabilities for Subsidiaries in Bankruptcy" and a portion as "Accrued Expenses and Other Liabilities" in the accompanying Consolidated Balance Sheets. On November 2, 1995 IGT filed a complaint against the Company in the Circuit Court of Harrison County, Mississippi, Second Judicial District seeking a judgment against the Company under the IGT Guaranty of (i) the principal amount of approximately $3,306,000 plus accrued interest due under an installment sales contract and (ii) reasonable attorneys fees. Although the Company has responded to such complaint by arguing that the IGT Guaranty should be found to be unenforceable if IGT has failed to properly perfect a security interest in such slot machines, to the extent (i) such escrowed proceeds are not paid to IGT and (ii) the IGT Guaranty is enforceable against the Company, the Company s business and financial condition would be materially adversely affected. Management is unable, with any degree of certainty, to predict the outcome, or to estimate the amount of liability, if any, that may result from this action.

On September 20, 1995 AMGAM was informed by the U.S. Department of Labor (the "DOL") that it had concluded an investigation of the AMGAM Associates d/b/a Gold Shore Casino Associate Benefit Plan (the "AMGAM Benefit Plan") for the period May 15, 1994 through September 20, 1995. As a result of such investigation, the DOL has alleged that AMGAM and possibly certain related parties and/or AMGAM officers violated, and continue to violate, certain provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") with respect to the administration of the AMGAM Benefit Plan. The DOL has indicated that AMGAM s failure to take necessary corrective action may result in the referral of this matter to the Office of the Solicitor of Labor for possible legal action. In addition, whether or not any such referral is made, AMGAM is and would remain liable to possible legal action by other parties including plan fiduciaries and plan participants or their beneficiaries. Certain violations of ERISA may also result in the assessment of civil penalties by the Secretary of Labor against the violating parties. The DOL has requested AMGAM to discuss how such violations noted in the DOL s investigation may be corrected and how to restore any losses to the AMGAM Benefit Plan. The Company responded to such allegations on November 20, 1995, and advised the DOL
(i) that AMGAM does not believe that there have been any fiduciary violations or prohibited transactions under ERISA, (ii) AMGAM intends to satisfy medical claims due and payable under the AMGAM Benefit Plan to the extent permitted by the Code and the Bankruptcy Court and intends to use its best efforts to seek priority status under the Code for the payment of such medical claims, and (iii) in no event will the amount paid with respect to such medical claims be less than the employee contributions collected under the AMGAM Benefit Plan after March 28, 1995. Although the actions taken by AMGAM, certain related parties and AMGAM officers with respect to the AMGAM Benefit Plan will be vigorously defended, the outcome of this matter is uncertain. Any legal action or civil penalties arising out of this matter could materially affect the Company and its business and financial condition.

On September 16, 1996, two stockholders of the Company, who were bondholders and stockholders of AGRM prior to the Merger, filed suit against the Company and three former officers and/or directors of AGRM in the Circuit Court of Harrison County, Mississippi, Second Judicial District (Civil Action No.A2402 -96-00210). The plaintiffs allege (i) federal and state securities fraud by the defendants based on alleged fraudulent misrepresentations made by the defendants in connection with plaintiffs decision to purchase common stock of AGRM, to convert certain debentures issued by AGRM into common stock of AGRM and to tender their common stock of AGRM in exchange for Common Stock of the Company in connection with the Merger and (ii) a breach of directors duties of good faith and due care by the three former officers and/or directors of AGRM. The plaintiffs are seeking compensatory damages in the amount of $250,000, punitive damages in the amount of $1,000,000 and attorneys fees and costs. As discovery and depositions have not yet commenced, outside counsel to the Company, due to the limited facts available on this matter, is unable to predict the outcome of this lawsuit. However, should the plaintiffs prevail, this litigation would have a material adverse effect on the Company s business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

The Company has determined that, because of AMGAM and AGRM Chapter 11 bankruptcy filings and the expected liquidation in the near future of AMGAM and AGRM under a consolidated plan of liquidation, it would be appropriate to deconsolidate AMGAM and AGRM. A combined condensed balance sheet of these entities as of December 31 is as follows:

Assets                                                    1996          1995
    Current Assets and Other                            $3,897,000    $3,024,000
     Property and Equipment, Net                            41,000     5,706,000
     Land                                                        -    10,000,000
                                                        __________    __________

              Total Assets                              $3,938,000   $18,730,000
                                                        ==========   ===========

Liabilities and Stockholders  Deficiency
     Current Liabilities                               $25,005,000   $22,740,000
     Amounts Due to Parent                              12,147,000    30,138,000
     Stockholders  Deficiency                          (33,214,000)  (34,148,000)
                                                       ____________  ____________
        Total Liabilities and Stockholders  Deficiency  $3,938,000   $18,730,000
                                                       ===========   ===========

In addition, in connection with the Plan, the Company has accrued approximately $5,000,000 as management s estimate of the settlement liabilities to be paid to unsecured creditors of AMGAM and AGRM pursuant to the Term Sheet and the Plan. It is reasonably possible that the Company s ultimate settlement of these liabilities will change in the near term due to the uncertainties regarding the bankruptcies of AMGAM and AGRM, the charter of the Gold Coast Barge and potential sale, if at all, of the Gold Coast Barge, and that the effect of such uncertainties could be material to the Company s financial statements. The Company has classified the long term portion of this liability in the accompanying Consolidated Balance Sheet as of December 31, 1996 in the amount of $4,500,000 as "Long Term Portion of Estimated Net Liabilities for Subsidiaries in Bankruptcy".

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

Note 5 - Related Party Developments

On March 28, 1996, Mr. Patrick Bennett, the Chief Financial Officer of Bennett Funding and Bennett Management, was charged by the federal government with, among other charges, (a) fraud and making material misstatements and omissions in connection with the purchase and sale of up to $80,000,000 of notes issued by a wholly-owned subsidiary of Bennett Funding and (b) perjury in testimony before the U.S. Securities and Exchange Commission (the "Commission"). Additionally, on or about March 28, 1996, Mr. Patrick Bennett, Bennett Funding, Bennett Management and two wholly-owned subsidiaries of Bennett Funding were charged by the Commission with, among other charges, using misrepresentations and omissions of material facts to offer and sell over $570,000,000 of purported assignments of equipment leases and promissory notes issued by Bennett Funding or such subsidiaries. On March 29, 1996, Bennett Funding and Bennett Management filed for protection under Chapter 11 of the Code. The Company s management believes, based on recent court filings, that, at the time of filing for protection under

Chapter 11 of the Code, Bennett Funding was owned by members of the Bennett family and Bennett Management was owned by Mr. Patrick Bennett. The Company understands that, based upon certain oral representations made by Shamrock and a review of public records, Shamrock has not filed for protection under the Code, although the Company has not received from Shamrock written confirmation of such understanding. The ultimate impact, if any, of these allegations on the accompanying consolidated financial statements can not presently be determined.

Note 6 - Liquidity and Continuation of Business

The Company has sustained recurring operating losses since its inception, including significant losses related to the Gold Shore Casino (See Note 3).
The Company also has had a history of insufficient liquidity and has been dependent upon Shamrock, Bennett Funding and Bennett Management for both working capital and project related financing. However, as a result of the bankruptcy filings of Bennett Funding and Bennett Management and the filing of securities charges by the Commission against Bennett Funding and Bennett Management (see Note 5), the Company does not anticipate receiving any additional funds from the Bennett Entities. As of December 31, 1996 the Company owed approximately $53,909,000 to Shamrock, which amount includes (i) approximately $2,701,000 under an operating lease between the Company and Bennett Management (the "SCS Lease") with respect to the "Sioux City Sue" riverboat vessel and its supporting barge (the "SCS Barge", collectively with the "Sioux City Sue" riverboat vessel, the "Vessels") which SCS Lease, as discussed below, Shamrock has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock (See Note 7) and (ii) accrued and declared dividends collectively totaling approximately $303,000 which are due and payable on the Series C Preferred Stock and Series D Preferred Stock (excluding accrued but undeclared dividends collectively totaling approximately $1,050,000 on the Series C Preferred Stock and Series D Preferred Stock) (See Notes 11 and 12).

The Company s only present sources of net cash flow and liquidity are the PMCC Payments being received by the Company (See Notes 3 and 4) and the Keno Note payments (as discussed and defined in Note 7). See Note 4 for a discussion on the possible effects of the bankruptcies of AMGAM and AGRM on the Company s liquidity and continuation of business.

As discussed below, the Company is seeking the modification or termination of certain agreements (excluding Shamrock s assumption of the obligation related to the Ship Mortgage on the Gold Coast Barge of approximately $2,278,000, which assumption has been consummated) executed between the Company, Shamrock and Bennett Management in April 1995 and July 1995, whereby the Company agreed to assign all its rights and interests in the Charter Agreement, including the rights to all PMCC Payments, and the Gold Coast Barge to Shamrock and Bennett Management, respectively, for cancellation of the Barge Debt and Shamrock s assumption of the Ship Mortgage (collectively, the "Bennett Debt Exchange") and a restructuring of all other obligations due from the Company to Shamrock because (i) the Company would not be able to meet all of its obligations as they come due if all or a significant portion of the PMCC Payments were required to be paid to Shamrock and (ii) the Company is otherwise unable to service the debt or repay the principal due to Shamrock under all other such obligations.

Shamrock has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock all of Bennett Management s rights and obligations under all agreements previously executed by and between the Company and Bennett Management including, without limitation, (i) agreements constituting the Bennett Debt Exchange, (ii) a security agreement whereby the Company granted to Bennett Management a security interest in all of the Company s accounts receivable and all bank accounts in the State of New Jersey to secure all obligations owing by the Company to Bennett Management and its affiliates and to obtain the agreement of Shamrock to enter into the Bennett Debt Exchange (the "Security Agreement") and (iii) the SCS Lease. However, the Company has not been provided with written evidence of such assignment and, as the result of the bankruptcy filing of Bennett Management, any such assignment might be challenged as a fraudulent transfer or voidable preference under the Code. There can be no assurance that such assignment was entered into between Shamrock and Bennett Management or, if entered into, that it will not be voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management or otherwise voided on other grounds if any such assignment became effective within one year prior to the bankruptcy filing of Bennett Management.

There can be no assurance that Shamrock or, if necessary, Bennett Management will agree to modify or terminate the Bennett Debt Exchange or restructure all other obligations due from the Company to Shamrock and, if applicable, Bennett Management. Failure to obtain such modification, termination or restructuring would have a material adverse effect on the Company and the Company would need to pursue a formal plan of reorganization or liquidation. Any action to be taken by Bennett Management in connection with modifying or terminating the Bennett Debt Exchange would probably require the approval of the bankruptcy court before which the Bennett Management bankruptcy proceeding is being heard.

The Company is delinquent in the payment of interest due on its various obligations to Shamrock totaling approximately $11,217,000 as of December 31, 1996 and is therefore in default with respect to such payments under the Company s various loan agreements with Shamrock. If Shamrock takes any action with respect to its rights and remedies in connection with such defaults, it would have a material adverse effect on the Company s business and financial condition and the Company would need to pursue a formal plan of reorganization or liquidation. The Company is also delinquent in the payment of rent totaling approximately $2,701,000 as of December 31, 1996 under the SCS Lease. Shamrock or Bennett Management, to the extent an assignment to Shamrock of Bennett Management s interest in the Security Agreement never took place or is voided as a fraudulent transfer, voidable preference or otherwise in the bankruptcy proceeding of Bennett Management, has a security interest in certain assets of the Company including (i) the Gold Coast Barge pursuant to the Ship Mortgage, the Second Mortgage and other agreements and (ii) all of the Company s accounts receivable and bank accounts located in the State of New Jersey and therefore because of such defaults could foreclose on such assets in the amount of such defaults. There can be no assurance that Shamrock and, if necessary,
Bennett                         75

Management will agree on and execute an agreement restructuring the Company s obligations to Shamrock and, if applicable, Bennett Management. Additionally, any action required to be taken by Bennett Management would probably require the approval of the bankruptcy court before which the Bennett Management bankruptcy proceeding is being heard. Since the announcement of securities fraud charges against, and the commencement of bankruptcy proceedings by Bennett Funding and Bennett Management, and certain related parties, and the transfer of all of the outstanding stock of Shamrock by Mr. Michael Bennett to the Trustee, the Company has had preliminary negotiations with the Trustee on a restructuring of the Company s obligations to Shamrock and, if applicable, Bennett Management. Even if the Plan is confirmed, and such a restructuring is consummated, there can be no assurance that the Company would receive payments pursuant to the Plan sufficient to satisfy the Company s currently anticipated operating needs and its obligations to Shamrock and, if applicable, Bennett Management, as restructured.

The Company has not experienced any success in raising debt or equity financing from sources independent of the Bennett Entities and has no present commitments or other alternatives for such financing. Given the Company's historical operating losses and present liquidity position and the legal problems described above relating to certain Bennett Entities it is unlikely that the Company will achieve any success in raising additional equity, working capital or long-term project related financing.

Given the Company's present financial and liquidity position, the legal problems described above relating to certain Bennett Entities and the Company s other litigation described below (see Note 15), the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming ventures. Additionally, the Company's ability to continue in business is dependent upon its ability to (i) obtain sufficient funds for its operations, through the charter of the Gold Coast Barge, sales of assets, or otherwise,
(ii) obtain Shamrock s and, if necessary, Bennett Management s agreement to modify on terms acceptable to the Company or terminate the Bennett Debt Exchange (excluding Shamrock s assumption of the Ship Mortgage) and restructure all other obligations due from the Company to Shamrock and, if applicable, Bennett Management, (iii) consummate the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, and
(iv) satisfactorily resolve the litigation filed against the Company (see Note
15). However, there can be no assurance the Company will be successful in obtaining Shamrock s and, if necessary, Bennett Management s agreement to modify on terms acceptable to the Company or terminate the Bennett Debt Exchange (excluding Shamrock s assumption of the Ship Mortgage) and restructure all other obligations due from the Company to Shamrock and possibly Bennett Management, consummating the liquidations of AMGAM and AGRM under Chapter 11 of the Code under plans acceptable to the Company or satisfactorily resolving the litigation filed against the Company. If the Company is unsuccessful in these efforts, the Company would then need to pursue a formal plan of reorganization or liquidation of the Company. Either such action would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that the stockholders of the Company will recover any of their investment in the Company.

Note 7 - Discontinued Ventures

Keno
Under the terms of a financing agreement (the "BRK Agreement") with Big Red Keno, Ltd., a licensed keno operator in Omaha, Nebraska ("BRK"), the Company provided equipment, technical services, and financing to BRK as well as a working capital loan with an original balance of $800,000. In return, the Company was entitled to repayment of the working capital loan through April 1996, which had a balance of approximately $70,000 at December 31, 1995, and to receive 100% of all excess cash distributions, as defined, from BRK until the Company had been repaid in full for all capital, services, and equipment supplied to BRK, after which the Company was to receive 50% of all such distributions.

As of December 31, 1995, the net amortized capitalized cost of the equipment provided to the operator was approximately $851,000, and is included in the caption "Equipment under Operating Leases, Net" in the accompanying Consolidated Balance Sheet and was being depreciated over the life of lottery operator agreements held by BRK. Cash distributions received by the Company were recognized as revenues when received and amounted to approximately $119,000 from January 1, 1996 through March 28, 1996 and $787,000 for the year ended December 31, 1995.

On March 28, 1996 the Company entered into an assignment and transfer agreement with American Heartland Corporation ("AHC"), and BRK, pursuant to which: (i) the Company assigned, and AHC assumed, all of the Company s rights and obligations under the BRK Agreement: (ii) the Company transferred and assigned to AHC all of the Company s right, title and interest to all of the assets utilized by the Company in the conduct of its keno gaming activities (the "Keno Assets"), including, without limitation, all maintenance and servicing agreements with the licensed operators for stations and locations at which the Company s computerized keno system is utilized and the Company s computerized keno system; (iii) the Company agreed not to compete, directly or indirectly, with AHC or BRK as a distributor, manufacturer or maintainer of keno equipment or software, other than in the normal course of any casino operations of the Company for a period of five years; (iv) AHC paid the Company $500,000 on March 29, 1996; and (v) AHC issued and delivered its promissory note to the Company in the principal amount of approximately $1,112,000 (the "Keno Note"). The Keno Note requires principal and interest payments, at an interest rate of 8% per annum, based on a fifty-three month amortization with payments commencing on April 28, 1996. The Company received principal and interest payments totaling $225,000 for the year ended December 31, 1996. The Keno Note is secured by the Keno Assets and is guaranteed by BRK, which guarantee is secured by keno equipment previously provided to BRK by the Company. The non-current portion of the Keno Note of approximately $717,000 is included in "Other Non-current Assets" in the accompanying Consolidated Balance Sheet at December 31, 1996.

Sioux City Sue
Prior to 1995, Bennett Management consummated the purchase of the Vessels from a third party. The Company believed, at such time, the Vessels were suitable for riverboat gaming operations and planned to use the Vessels for such operations if successful in obtaining a gaming license in any of a number of jurisdictions in which riverboat gaming has been legalized or is being considered for legalization.

In conjunction therewith, the Company entered into the SCS Lease with Bennett Management whereby the Company leased the Vessels for casino gaming purposes at a monthly rental of $106,250 plus operating and maintenance expenses. The SCS Lease was approved by a special committee of the Board of Directors which makes recommendations to the Board of Directors concerning potential transactions between the Company and entities which may be deemed affiliates of the Company and such action was ratified by the Board of Directors of the Company. In 1995 the Company determined that it did not have the necessary financing to renovate the vessels to make them suitable for use as gaming vessels and had no present intention of utilizing the Vessels as gaming vessels. As a result of the Company s determination in 1995 that there was a substantial likelihood that the Company would not record any revenues from the Vessels through the end of the SCS Lease term to offset the remaining lease payments due Bennett Management under the SCS Lease from January 1, 1996 to the end of the lease term totaling approximately $4,463,000, such remaining lease payments were recognized as a liability as of December 31, 1995 by the Company. The Company has been advised by Shamrock that the SCS Barge was sold by Shamrock on November 20, 1996. The Company has advised Shamrock that it believes that the SCS Lease terminated on such date and accordingly reversed the remaining lease payments due Bennett Management under the SCS Lease from November 20, 1996 to the end of the lease term totaling approximately $3,329,000. The Company has not paid approximately $2,701,000 in rent to Bennett Management due under the SCS Lease as of December 31, 1996. Such amount is included in "Current Portion of Long Term Debt" in the accompanying Consolidated Balance Sheet at December 31, 1996.

Shamrock has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock all of Bennett Management s rights and obligations under the SCS Lease. However, the Company has not been provided with written evidence of such assignment and, as the result of the bankruptcy filing of Bennett Management, any such assignment might be challenged as a fraudulent transfer or voidable preference under the Code. There can be no assurance that such assignment was entered into between Shamrock and Bennett Management or, if entered into, that it will not be voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management.

Mountaineer Racetrack and Resort
The Company had been engaged by Mountaineer Park, Inc. ("Mountaineer") pursuant to a management agreement (the "Mountaineer Park Management Agreement") to provide management services for the video lottery and other gaming activities of Mountaineer which may be permitted from time to time under West Virginia law other than pari-mutuel horse racing and off-track betting on horse racing (the "Managed Activities") at Mountaineer Park Racetrack and Resort in Chester, West Virginia (the "Mountaineer Facility"). The provision of such services began in a prior year.

Under the Mountaineer Park Management Agreement, the Company was entitled to receive a management fee of 3% of the gross revenues of the Managed Activities at the Mountaineer Facility. In addition, the Company was entitled to receive 8% of the earnings before interest, taxes, depreciation and amortization of all businesses conducted at or, in the case of off-track betting, generated as a result of, the Mountaineer Facility, including the Managed Activities and all pari-mutuel horse racing and off-track betting on horse racing. Pursuant to the Mountaineer Park Management Agreement, the Company recorded revenue of approximately $284,000 for the period January 1, 1995 through June 30, 1995.

On June 30, 1995, the Company, Mountaineer and Winners Entertainment, Inc., the parent of Mountaineer, entered into an agreement pursuant to which the Mountaineer Park Management Agreement and all relationships established, and all obligations arising, thereunder were permanently stayed. American Newco, Inc. ("Newco"), a corporation owned by the Company s then President and Chief Executive Officer, was contemporaneously retained by Mountaineer pursuant to a Consulting Agreement (the "MP Consulting Agreement") to consult with Mountaineer concerning marketing services, operation of gaming activities and construction of the Mountaineer Facility, among other matters. Under the MP Consulting Agreement, Newco is entitled to receive a base fee of $10,000 per month and additional compensation of not less than $30,000 for each three month period commencing July 1, 1995. Newco agreed to remit to the Company any such funds received pursuant to an assignment agreement (the "Assignment"), which obligation was terminated pursuant to a separation agreement (the "Separation Agreement") dated December 15, 1995 executed by the Company and such then President and Chief Executive Officer, among others. For the period from July 1, 1995 through December 15, 1995, the date of the Separation Agreement, the Company received approximately $60,000 from Newco pursuant to the Assignment.

Bingo
Prior to 1995, the Company sold substantially all of the assets utilized by the Company in the conduct of its high stakes bingo gaming activities to MegaBingo, Inc. The sales price (including adjustments) was approximately $1,735,000, plus the assumption by MegaBingo, Inc. of certain specified liabilities. Prior to 1995, MegaBingo, Inc. paid or assigned to the Company amounts aggregating approximately $941,000 and delivered its promissory note (the "MegaBingo Note") to the Company in the amount of $852,000, which accrued interest at the rate of 9 1/2% per annum. The MegaBingo Note required an initial installment of principal in the amount of $220,000, which was received by the Company on March 15, 1995, a further installment of principal in the amount of approximately $206,000 due April 15, 1995, and additional monthly installments commencing June 15, 1995 equal to 20% of net cash generated by the business acquired for the prior calendar month to be applied, first, to interest, and then to principal, with all remaining amounts due on April 15, 1996. The MegaBingo Note was restructured on March 22, 1995 by the Company and MegaBingo, Inc., pursuant to which restructuring, the Company received a principal payment of approximately $206,000 plus accrued interest on such date. The Company received a final installment of principal in the amount of approximately $301,000 plus accrued interest and 12,500 shares of Series A Preferred Stock of Multimedia Games, Inc., the parent of MegaBingo, Inc., having a face value of $125,000 on August 24, 1995. Such preferred stock is voting, convertible preferred stock with a cumulative quarterly dividend of $0.275 per share. The Company has fully reserved for such shares as no market currently exists for such preferred stock.

Bell City Card Club Casino
Prior to 1995, the Company executed a Memorandum of Understanding ("MOU") with International Marine and Gaming, Inc. ("IMG") to jointly pursue the potential development of a card club casino in Bell, California, and deposited $1,027,000 in trust with the City of Bell in order to participate as a 25% interest holder in the card club casino project. The Company withdrew from such project in January 1996 and received its investment of $1,027,000 from the City of Bell without interest in February 1996. These funds were utilized to repay Shamrock and Bennett Funding outstanding principal and interest under various lines of credit granted by Shamrock and Bennett Funding to the Company.

Note 8 - Investments

Investments consists of the following at December 31:

                                                  1996             1995
Rising Sun                                     $ 54,000             $ -
S.S. Aquarama                                         -          750,000
Alabama                                         485,000        1,402,000
Bell City Card Club (see Note 7)                      -        1,027,000
                                                539,000        3,179,000
Current                                         ________       _________
                                                485,000        1,027,000
                                                ________       _________
Non-Current                                     $54,000       $2,152,000
                                                ========      ==========

Rising Sun
The Company owns a 24.5% beneficial equity interest (the "RSR Interest") in RSR, LLC ("RSR"), a limited liability company formed by the Company and a group of non-affiliated individuals, representing the equivalent of a 4.9% equity interest in a riverboat gaming entertainment complex in the City of Rising Sun, Indiana on the Ohio River (the "Rising Sun Project"). Effective August 23, 1996, the Company transferred legal title to the RSR Interest to NBD Bank, N.A., as trustee, ("NBD"). Additionally, at such time, the Company granted a irrevocable proxy to the other members of RSR (collectively, the "Remaining Members") to vote the RSR Interest in the same manner and proportion as the Remaining Members vote on any matter, provided, however, that such proxy may not be exercised to vote in favor of any action that could reasonably be viewed as decreasing or otherwise adversely affecting the value of the RSR Interest or the ability to sell or otherwise transfer the RSR Interest. Prior to August 23, 1998, the Company may instruct NBD to sell any portion of the RSR Interest, for the benefit of the Company, to a third party approved by the Indiana Gaming Commission ("IGC"), subject to rights of first refusal held by RSR, the Remaining Members and Indiana RBG, L.P. ("RBG"), the partner of RSR in the Rising Sun Project. Any portion of the RSR Interest which is not transferred prior to August 23, 1998 shall be purchased from NBD, for the benefit of the Company, by either the Remaining Members or RSR at an average appraised fair market value.

S.S. Aquarama
In a prior year, the Company invested $3,000,000 in cash to acquire a 15% initial equity interest (with the right to increase its percentage ownership to 30%) in Empire Cruise Lines, Ltd., a Delaware corporation ("Empire"), which has acquired ownership of the S.S. Aquarama, a U.S. flag cruise ship suitable for refurbishment as a gaming vessel. Under an agreement with Empire, the Company has committed to use its best efforts to obtain up to $75,000,000 in financing to refurbish and equip the S.S. Aquarama in exchange for which Empire has agreed to engage the Company as manager of any future casino operations of the vessel for a term equivalent to the term of the financing arranged by the Company. In exchange for its management services, the Company would receive a fee equal to 10% of earnings before interest, depreciation and taxes ("EBIDT") up to EBIDT of $120 million in total at which point no more fees will be paid until interest costs associated with such financing have been earned on a net operating basis. The Company does not have, nor does it anticipate having, the financial ability or personnel to manage such property as a gaming or other facility. The Company is currently assessing opportunities to sell its equity ownership in Empire. Additionally, the Company, on behalf of Empire, is currently seeking opportunities to sell the S.S. Aquarama. In the second quarter of 1995, the Company recognized a writedown of $2,250,000 in the carrying value of its investment in Empire to reflect the estimated net scrap metal proceeds which would be received by the Company if the S.S. Aquarama was unable to be developed as a gaming project and instead sold for its scrap metal value. As a result of the Company s determination in the fourth quarter of 1996 that there (i) is a substantial likelihood that the S.S. Aquarama will not be able to be utilized as a gaming project and (ii) the outstanding carrying costs of the S.S. Aquarama exceed its estimated net scrap metal value, the Company wrote off its investment of $750,000 in Empire (See Note 9).

Alabama
In a prior year, the Company acquired, for $1,006,000 in cash, a former railroad station in Mobile, Alabama, which the Company believes is suitable for use as a casino gaming facility if the State of Alabama enacts gaming legislation. In the second quarter of 1995, as a result of the Company s determination that there is a substantial likelihood that the former railroad station will not be able to be utilized as a gaming facility in the next few years, the Company recognized a write down of $280,000 in the value of its investment in the former railroad station to reflect its estimated sale value if it is unable to be developed as a gaming facility. In the third quarter of 1996, the

Company recognized an additional writedown of $351,000 in the value of its investment in real property in Mobile, Alabama to reflect an appraisal of its fair market value (See Note 9). The Company does not have, nor does it anticipate having, the financial ability or personnel to develop such property as a gaming or other facility, and is therefore assessing opportunities to sell such property.

The Company purchased seven adjoining parcels of real estate in Prichard, Alabama for a total of approximately $676,000 for possible development in connection with a casino gaming facility. The Company completed those purchases in 1995. In addition, the Company has a lease through July, 1997 for another parcel at a rent of approximately $22,000 per year. In the fourth quarter of 1996, the Company recognized a writedown of $566,000 in the value of its investment in real property in Prichard, Alabama to reflect an appraisal of its fair market value (See Note 9). The Company has agreed to sell its seven parcels of real estate to the City of Prichard for $110,000; closing is currently scheduled for March 27, 1997. The net sales proceeds of approximately $98,000 will be used to repay a portion of a promissory note in the outstanding principal amount as of February 28, 1997 of approximately $121,000 payable to a former employee of the Company related to expenses that such employee incurred during his employment with the Company, which note was secured by the seven parcels of real estate in Prichard, Alabama owned by the Company (See Note 10). The Company does not intend to renew the lease of the other parcel of real estate in Prichard, Alabama.

Harolds Club Casino
On May 31, 1995, the Company consummated an agreement with Fitzgerald's Reno, Inc. to purchase the Harolds Club casino in Reno, Nevada (which is not presently operating as a casino and which would require significant additional funding for sufficient renovations and equipment purchases to enable it to operate as a casino) for a purchase price of $8,900,000, consisting of $1,150,000 previously paid into escrow by the Company and $7,750,000 provided by Shamrock. The Company did not have sufficient funds to complete the purchase. To prevent the Company from forfeiting the escrowed funds because of a failure to consummate the purchase by the date required in the agreement, Shamrock agreed to provide the additional financing in exchange for the transfer to it by the Company of the property constituting the Harolds Club, all as more fully described below.

Pursuant to an agreement between Shamrock and the Company (the "HC Purchase Agreement") under which Shamrock provided the necessary funds to the Company to close the purchase of the Harolds Club casino, the Company transferred to Shamrock title to the land and the building related to the Harolds Club, Shamrock canceled $650,000 of the Company s then outstanding indebtedness to Shamrock and caused Bennett Funding to cancel $500,000 of the Company s then outstanding indebtedness to Bennett Funding, and the Company agreed to transfer to Shamrock all of the Company's rights, title and interest in certain land leases related to the Harolds Club by July 30, 1995. The Company is in breach of the latter provision because such transfer has not been completed pending the negotiation by the Company with Shamrock relating to possible future sale or development of the Harolds Club. Although the Company is obligated until such transfer to make all lease payments under such leases and notwithstanding that such leases have not yet been assigned to Shamrock, since July 30, 1995 Shamrock has assumed responsibility for all carrying costs of the Harolds Club property including, but not limited to, such lease payments, taxes, insurance and utilities. However, even if the Company transfers to Shamrock all of the Company's rights, title and interest in such leases, the Company could still be ultimately obligated under such leases, pursuant to certain guaranties of lease executed by the Company. The Company has been informed by Shamrock and the lessors under such leases that Shamrock has not made lease payments from April 1996 through February 1997 due under such leases or quarterly property taxes due under such leases, collectively totaling approximately $732,000. The lessors have, among other rights, the right to terminate the respective leases and hold the Company responsible for all obligations under such leases through the end of the respective lease terms. Such leases require aggregate annual lease payments of approximately $584,000, $548,000 and $548,000 for 1997, 1998 and 1999, subject to increase based upon increases in the Consumer Price Index, and have terms ending between June 1997 and October 2022. If the lease expiring June 1997 is not renewed (and such lease requires the lease to be in full force and effect at the time of any renewal), sale or development of the Harolds Club could be adversely affected. The Company has recorded the unpaid lease payments and property taxes from April 1996 through December 1996 totaling approximately $638,000 (the "Unpaid Harolds Obligations") as current liabilities as of December 31, 1996. The Company has also recorded the amount of the Unpaid Harolds Obligations as a receivable due from Shamrock as of December 31, 1996, but, as a result of the Company s determination as of December 31, 1996 that there is a substantial likelihood that such amount will be uncollectible, wrote off such amount as of December 31, 1996. In September 1996, Shamrock and the Company entered into an agreement (the "HC Reimbursement Agreement") pursuant to which Shamrock has agreed, upon the sale of the Harolds Club, to reimburse the Company for (i) all costs and expenses, in an amount not to exceed $15,000, incurred by the Company in connection with such sale, (ii) all reasonable attorneys fees incurred by the Company in connection with litigation commenced against, among others, the Company by the five lessors of the Harolds Club property seeking, among other relief, payment of all unpaid lease payments and property taxes (see Note 15), and (iii) all reasonable costs and expenses incurred by the Company in connection with the operation and maintenance of the Harolds Club.

Pursuant to agreements between Shamrock and the Company dated as of August 15, 1995, the Company has the right to (i) lease Harolds Club from Shamrock for an initial term of one hundred twenty (120) months with monthly lease payments of $172,000 (subject to increase based upon agreed performance criteria with respect to Shamrock s funding of any renovations required to enable Harolds Club to operate as a casino) or (ii) under certain circumstances, manage the Harolds Club. The Company does not have, nor does it anticipate having, the financial ability or personnel to exercise the above described lease option. Additionally, the Company has no current intention of exercising such lease option or managing the Harolds Club.

The Company is precluded from conducting casino operations in the Harolds prior to receipt of a gaming license from the Nevada State Gaming Control Board. In January 1996, the Company withdrew, without prejudice to reapply, a previously filed licensing application. Accordingly, as of December 31, 1995, the Company wrote off approximately $543,000 which represented all related costs previously capitalized as investments (including application fees for such gaming license) (See Note 9).

Note 9 - Writedown of Impaired Assets

In the third quarter of 1996, the Company (i) recognized a writedown of $2,146,000 in the value of its investment in the Gold Coast Barge to reflect an appraisal of its fair market value (see Note 3), (ii) recognized a writedown of $351,000 in the value of its investment in real property in Mobile, Alabama to reflect an appraisal of its fair market value (See Note 8), and (iii) wrote off $2,086,000 of deferred financing fees due to Shamrock and $1,418,000 of deferred financing and commitment fees due to Shamrock because the amounts due under the financing arrangements pursuant to which such fees were incurred have been recorded as current liabilities and the Company has determined that such fees have no future benefit (See Note 10). In December 1996, the Company recognized writedowns of (i) $750,000 related to its investment in Empire as a result of the Company s determination that there (a) is a substantial likelihood that the S.S. Aquarama will not be able to be utilized as a gaming project and (b) the outstanding carrying costs of the S.S. Aquarama exceed its estimated net scrap metal value, (ii) $566,000 in the value of its investment in real property in Prichard, Alabama to reflect an appraisal of its fair market value (See Note 8) and (iii) $616,000 related to certain Acquired Equipment which was sold to PMCC in 1995 and which had been incorrectly classified as "Casino Barge and Improvements" in the accompanying Consolidated Balance Sheet as of December 31, 1995.

As discussed in Note 8, during 1995, the Company recognized a writedown in the value of its investments in the S.S. Aquarama, the former railroad station in Mobile, Alabama and Harolds Club Casino in the amount of $2,250,000, $280,000 and $543,000, respectively, to reflect their respective estimated sale values if the Company is unable to develop such assets as gaming projects. These assets, exclusive of Harolds Club, which was fully written off, are classified as "Investments" in the accompanying Consolidated Balance Sheets.

December 1995, the Company determined that its investment in site improvements to the wharf in Biloxi, Mississippi was worthless and unrecoverable. The Company had invested approximately $3,830,000 in the site (See Note 3).

Also, during December 1995, the Company wrote off approximately $368,000 in unamortized software which was acquired through a purchase transaction completed in a prior year. As a result of changes in technology, the software had become obsolete.

The above writedowns, except for the write off of deferred financing fees which have been separately classified, have been classified as "Writedown of Impaired Assets" in the accompanying Consolidated Statements of Operations for the years ended December 31, 1996 and December 31, 1995.

Note 10 - Long Term Debt

Debt consists of the following at December 31:

                                               1996               1995
Obligations payable to Shamrock
 and certain related entities        (a)      $39,688,000     $ 37,505,000
Note payable                         (b)          123,000          150,000
                                              ___________      ___________
                                               39,811,000      37,655,000
Current maturities                            (39,715,000)    (37,529,000)
                                              ___________      ___________
                                                  $96,000        $126,000
                                                  =======        ========

(a) At December 31, 1996 and 1995, the total amount payable to Shamrock and certain related entities was $39,688,000 and $37,505,000, respectively.
The balance at December 31, 1996 and 1995 is comprised of approximately (i) $1,066,000 and $2,335,000, respectively, related to a working capital line of credit, (ii) $2,041,000, at the end of each year, related to a term loan to assist the Company in financing pertaining to the Gold Shore Casino, (iii) $5,096,000 and $1,644,000, respectively, of PMCC/Bennett Debt, (iv) $384,000, at the end of each year, related to the Company s utilization of slot machine sales proceeds, which slot machines were beneficially owned by Bennett Management and (v) $31,101,000, at the end of each year, related to project financing for the Gold Shore Casino. The term loan is secured by the Ship Mortgage and the project financing loan is secured by the Second Mortgage. Of such project financing debt outstanding, $24,774,000 pertained to a previous project financing facility which was restructured in 1994 into one 7-year note requiring only interest payments through December 1995, and thereafter principal and interest payments based on a 15 year amortization, but with a balloon payment at the end of the seventh year. Such restructuring also required the Company to pay a refinancing fee equal to 10% of the balance of the amounts encompassed by the restructuring. The payment of the financing fee bore the same terms as the 7-year note. In connection with this transaction, the Company recorded a refinancing fee of $2,797,000, which fee was being amortized as an expense over the term of the financing pertaining to the Gold Shore Casino. In the third quarter of 1996, the Company wrote off such fee because the amounts due under such restructuring have been recorded as current liabilities and the Company has determined that such fees have no future benefit (See Note 9).

     The above amounts do not included approximately $2,701,000 and $1,567,000 as of December 31, 1996 and 1995, respectively, in rent due under the SCS Lease (See Note 7).

     The weighted average rate of interest (stated or accrued) on all outstanding amounts due to Shamrock and certain related entities at December 31, 1996 and 1995 was 13.83% and 13.76%, respectively. Accrued and unpaid interest at December 31, 1996 and 1995 was $11,217,000 and $6,036,000,
respectively. The Company is currently delinquent in the payment of interest due on its obligations to Shamrock and certain related entities. Accordingly, the Company has classified all of the outstanding debt to Shamrock and certain related entities as current as of December 31, 1996.

(b) Note payable represents a mortgage note payable in the principal amount of $157,000 to an individual to fund the settlement of a lawsuit between that individual and the Company. The note requires monthly principal and interest payments in the amount of approximately $3,000 through August 1, 1998 with a balloon payment of approximately $74,000 due September 1, 1998. Interest is charged at the rate of 8% and is secured by a first deed of trust on real estate located in Prichard, Alabama. The Company has agreed to sell such real estate and use the net sales proceeds of approximately $98,000 to repay a portion of the note (See Note 8). The Company is making its required payments on this note.

Note 11 - Other Transactions with Shamrock and the Trustee
As of December 31, 1996, the Trustee and Shamrock, of which the Trustee is the sole stockholder, collectively own 100% of the outstanding shares of the Company s Series A Preferred Stock and approximately 47.3% of the outstanding shares of the Common Stock and thereby owning approximately 52.6% of the total voting power represented by the Company s outstanding voting securities. Additionally, the Trustee owns all of the outstanding shares of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock (see
Note 12).

Note 12 - Stockholders  Equity

The shares of Series A Preferred Stock, all of which outstanding shares are held by Shamrock, are convertible at the holder's option into 25 shares of Common Stock per share of Series A Preferred Stock, bear the right to elect, but Shamrock has not so elected, one director to the Board of Directors prior to the first annual meeting of the Company's stockholders held after June 30, 1997 and otherwise vote, and receive dividends, as one class with the Common Stock as if converted into Common Stock, are non-redeemable, and do not accrue or pay dividends or bear any liquidation preference.

The shares of Series C Preferred Stock, Series D Preferred Stock and the Series E Preferred Stock, all of which outstanding shares are held by the Trustee, are senior to all other classes of the Company s outstanding stock. Each of the Series C Preferred Stock, Series D Preferred Stock and the Series E Preferred Stock is convertible by the holder thereof into the number of shares of Common Stock equal to the then-applicable redemption price for each such Series (as described below) divided by an amount equal to 75% of the average market price of Common Stock for the ten consecutive business days prior to the conversion date. Conversion of each of the Series C Preferred Stock, Series D Preferred Stock or Series E Preferred Stock could result in significant dilution to the ownership interest of the Company s stockholders. The Company has the right to redeem all three series of Preferred Stock at any time. The redemption price for each share of the three series of Preferred Stock (which price is also used to determine the conversion price) increases quarterly as follows: (i) for the Series C Preferred Stock, from a redemption price of

$1,177.99 per share as of January 1, 1997, $29.17 per share per quarter; (ii) for the Series D Preferred Stock, from a redemption price of $1,123.80 per share as of January 1, 1997, $29.17 per share per quarter; and (iii) for the Series E Preferred Stock, from a redemption price of $1,111.27 per share as of January 1, 1997, $20.83 per share per quarter. The Series C Preferred Stock and the Series D Preferred Stock each have a current cumulative dividend rate of 7.5%. The Series E Preferred Stock has no stated dividend rate.

Note 13 - Stock Options, Warrants and Other Compensation

The Company maintains a stock option plan (the "Stock Option Plan") for employees which provides for the issuance of both incentive and nonqualified stock options to purchase shares of Common Stock at exercise prices not less than the fair market value of the Common Stock on the date of grant. Options outstanding vest over varying time periods, ranging from being fully vested upon issuance to being fully vested in March 1998, in accordance with the individual's stock option agreements. These options expire up to ten years from the date of grant. At December 31, 1996, and December 31, 1995 the Company has reserved 5,250,000 shares, for the exercise of options granted under the Stock Option Plan. Transactions related to the Stock Option Plan were as follows:

                                   Weighted Average                      Weighted Average
                                  Exercise Price Per                    Exercise Price Per
                    1996                 Share              1995            Share


Options
 outstanding at
 beginning of year  1,885,399          $3.40              2,163,774        $3.15
Options granted       830,000          $0.07                   -              -
Options exercised       -              -                  (106,000)        $0.32
Options canceled   (1,191,493)          $1.43             (172,375)        $2.24
                   ___________                            _________
Options
 outstanding at end
 of year            1,523,906           $3.12             1,885,399       $3.40
                    =========                             =========




At December 31, 1996, 842,344 options were exercisable under the Stock Option Plan. Significant option groups outstanding at December 31, 1996 were as follows:

                                                                     Weighted
                                                      Weighted        Average
                                                       Average       Remaining
                                                    Exercise Price  Contractual
                                                     Per Share of     Life of
                 Options                               Options        Options
Grant Dates    Outstanding    Exercise Price Range   Outstanding    Outstanding
___________    ___________    ____________________   ___________    ___________
Pre-1993         393,281        $7.75 to $21.00         $8.49         3 years
1994             600,625        $0.32 to $2.3125        $2.30         8 years
1996             530,000        $0.0625 to $0.08        $0.07        10 years
                 _______
Total          1,523,906
               =========

                                             Weighted
                                             Average
                                             Exercise
                                             Price Per
                                             Share of
                      Options                Options
Grant Dates           Exercisable            Exercisable
___________           ___________            ___________

Pre-1993                393,281                 $8.49
1994                    449,063                 $2.29
1996                          0                  N/A
                        _______
Total                   842,344
                        =======

The Company has determined that it will continue to account for employee stock-based transactions under APB No. 25. Accordingly, no compensation cost has been recognized for options issued with an exercise price equal to the market value of the Common Stock at the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company granted 830,000 options during the year ended December 31, 1996, of which 300,000 were canceled during such year. The remaining 530,000 options were granted with exercise prices ranging from $0.0625 to $0.08, with vesting periods ranging from January 1, 1997 to March 12, 1998. The market price for the Common Stock ranged from $0.02 to $0.22 during the year ended December 31, 1996. Accordingly, the Company believes that had compensation cost been determined based on the fair value at the grant dates for option grants in

1996 consistent with the provisions of SFAS No. 123 there would have been no material effect on the Company s net loss and net loss per share for the year ended December 31, 1996.

For those options issued with an exercise price less than market value of the Common Stock at the date of grant, the Company recognized compensation expense in 1995 of approximately $293,000 (no such expense was recognized in 1996). In connection with the execution of the Separation Agreement, certain officers released the Company from all obligations under their respective employment contracts which resulted in the reversal of the remaining unamortized, unearned compensation expense in the amount of $406,000. In December 1995, the Company s former President and Chief Executive Officer received a bonus of approximately $15,000 plus the ownership rights to certain equipment valued at approximately $4,600. Such amounts were recognized as compensation expense in their respective periods. In September 1996, the Company s President and Chief Executive Officer received a bonus of $62,500, which amount was recognized as compensation expense in 1996, and was issued an irrevocable letter of credit in the amount of $62,500 to be paid in certain events, including remaining employed by the Company through September 11, 1997, which amount is being recognized as compensation expense over such one year period.

In the normal course of business, the Company issues warrants on a one for one basis, from time to time, for the purchase of shares of Common Stock. The exercise prices of the warrants are no less than the fair market values of the Common Stock on the dates of grant. The estimated fair market value of the warrants are measured on the date of grant (measurement date), if any, and accounted for as part of the related transaction.

Transactions related to stock purchase warrants are summarized and more fully discussed below:


                                     Exercise                     Exercise
                       1996        Price Range       1995       Price Range
Warrants outstanding
at beginning of year   355,942     $3.00 to $16.03   814,762    $3.00 to $35.00

Warrants expired or
canceled                12,500         $4.00         458,820    $3.00 to $35.00
                       _______                       _______
Warrants outstanding
at end of year         343,442     $3.00 to $16.03   355,942    $3.00 to $16.03
                       =======                       =======

An equal number of shares of Common Stock have been reserved for future issuance in connection with the warrants. No warrants were issued or exercised in 1996 or 1995. All warrants outstanding at December 31, 1996 are exercisable.

Note 14 - Income Taxes

The Company has not provided for any tax benefit for net operating losses incurred because realization is not more likely than not. At December 31, 1996, the Company has net operating loss carry forwards for income tax purposes of approximately $55,404,000 that expire through the year 2011. In total, the Company has deductible temporary differences for differences between the reported amounts and the tax basis of its assets and liabilities of approximately $32,500,000. The difference between the reported amounts and the tax basis, principally relates to certain start-up costs capitalized for tax purposes, allowances for amounts not collectible under financing agreements and other receivables, accrued expenses and different methods of depreciation. For financial reporting purposes, a valuation allowance has been recognized to completely offset the deferred tax assets related to the carry forwards and deductible differences. The change in valuation allowance during 1996 relates primarily to net operating losses generated for the year. As a result of changes in ownership of the Company's stock there will be significant annual limitations imposed on the Company's use of pre-ownership change net operating losses for federal tax purposes.

Note 15 - Other Commitments and Contingencies

Leases
The Company leases certain gaming property under a noncancelable operating lease agreement. Future minimum lease payments under noncancelable operating lease agreements at December 31, 1996, including, as of such date, a noncancelable operating lease for the Company s office facilities (which has since been amended to give the Company the right to cancel such lease at any time), are as follows:

1997                                         $  40,000
1998                                             1,000
Later Years                                          0
                                                ______
Total minimum lease payments                 $  41,000
                                             =========
Rental expenses under operating leases amounted to approximately
$255,000 and approximately $538,000 in 1996 and 1995,
respectively.

Other Litigation

See Note 4 for a discussion of litigation related to AMGAM and AGRM.

In July 1996 and August 1996, in separate actions filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe (Case Nos. CV9604947, CV9604933, CV9604939, CV9604997 and CV9604692), the five lessors of the Harolds Club property have filed suit against, among others, the Company and Shamrock seeking, variously, among other relief, (i) payment of all unpaid lease payments and property taxes, (ii) a court order voiding the transfer of the title to the land and the building related to the Harolds Club from the Company to Shamrock to the extent necessary to satisfy the claims of creditors of the Company, (iii) a court order prohibiting and enjoining Shamrock from transferring the title to the land and the building related to the Harolds Club during the pendency of the actions, (iv) temporary and permanent court orders mandating that the Company protect the grandfathered right of nonlicensed gaming on the leaseholds by locating a suitable gaming sub-tenant and (v) reasonable attorneys fees and costs of suit. The Company and four of the plaintiffs have stipulated to stay the respective actions until April 15, 1997; the fifth action has been set for trial commencing September 4, 1997. As such a settlement has not yet been agreed upon by such parties, the pleadings are not yet closed, and discovery and depositions have not yet commenced, outside counsel to the Company, due to the limited facts available on this matter, is unable to predict the outcome of these suits. However, should the plaintiffs prevail, these suits would have a material adverse effect on the Company s business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

On May 3, 1996, a class action was filed in the United States District Court, Northern District of New York (Case No. 96-CV-712) against certain Bennett Entities and related parties for using fraudulent representations and omissions of material facts to offer and sell over $570,000,000 of purported assignments of equipment leases and promissory notes issued by Bennett Funding or its subsidiaries and seeking recession of such assignments and compensatory, recessionary and statutory treble damages. The Company was named as a defendant in such lawsuit based on allegations that certain Bennett Entities and related parties allegedly used funds acquired from the sale of such purported assignments to loan money to the Company and based on the ownership interest in and alleged control of the Company by certain Bennett Entities. As discovery and depositions have not yet commenced, Company counsel, due to the limited facts available on this matter, is unable to predict the outcome of this lawsuit. However, should the plaintiffs prevail, this litigation would have a material adverse effect on the Company s business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

In addition to the items set forth above, the Company is involved in other legal proceedings and claims of various types. While any litigation contains an element of uncertainty, it is the opinion of management, after consultation with counsel, that the outcome of each such other proceeding or claim which is pending or known to be threatened, or all of them combined, can be successfully defended or resolved. In addition, management is unable, with any degree of certainty, to predict the outcome, or to estimate the amount of any liability, if any, that may result from these actions. However, management believes that none of such other proceedings or claims will have a material adverse effect on the Company's business or financial condition.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        American Gaming & Entertainment, Ltd.



Date:           3/26/97                 By:   /s/ J. Douglas Wellington
_____________________________________        _________________________________
                                              J. Douglas Wellington, President
                                              and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ J. Douglas Wellington Date: 3/26/97      /s/ Paul L. Patrizio Date: 3/26/97
_________________________________________      _______________________________
J. Douglas Wellington, President and Chief     Paul L. Patrizio, Chairman of
Executive Officer, General Counsel and         the Board of Directors
Secretary, Principal Financial Officer and
Principal Accounting Officer and Director







 /s/ William R. Rafferty          Date: 3/26/97
_______________________________________________
William R. Rafferty, Director

                               EXHIBIT INDEX


EXHIBIT                     DESCRIPTION                                PAGE
NO.

3.1       Restated Certificate of Incorporation                         *
3.2       Certificate of Amendment of Restated Certificate of           *
          Incorporation
3.3       Bylaws, as amended                                            *
4.1       Specimen Common Stock Certificate                             *
10.1      Stock Option Plan                                             *
10.2      Employment Agreement dated September 12, 1996 between
          the Company and J. Douglas Wellington                         *
10.3      Separation Agreement dated December 15, 1995 by and
          among the Registrant, Contract Employees (as defined
          therein) and AJL Corp.                                        *
10.4      Charter Agreement dated as of February 17, 1995
          between the Company and President Mississippi
          Charter Corporation                                           *
10.5      Purchase Agreement dated as of June 16, 1995 by and
          between AMGAM Associates, the Company and President
          Mississippi Charter Corporation                               *
10.6 Preferred Ship Mortgage dated January 14, 1994, granted by American Gaming Corporation to Ship Mortgage,
          L.P.,                                                         *
10.7      First Amendment of Preferred Ship Mortgage dated July 26,
          1994 from American Gaming Corporation to Ship Mortgage,
          L.P.                                                          *
10.8      Assumption and Second Amendment of Preferred Ship
          Mortgage dated January 31, 1995 made by the Company and executed by American Gaming and Resorts of Mississippi,
          Inc. in favor of Ship Mortgage, L.P.                          *
10.9      First Preferred Ship Mortgage, dated May 6, 1994 granted
          by American Gaming Corporation to the Company                 *

10.10     First Amendment to First Preferred Ship Mortgage dated
          July 28, 1994 from American Gaming Corporation to the
          Company                                                       *
10.11     Second Amendment to First Preferred Ship Mortgage dated
          December 15, 1994 granted by American Gaming and
          Resorts of Mississippi, Inc. to the Company, together
          with Assignment of First Preferred Ship Mortgage dated
          December 15, 1994 from the Company to Shamrock, Inc.          *

10.12     Assumption and Third Amendment of First Preferred Ship
          Mortgage dated as of January 31, 1995 made by the
          Company and executed by AGRM in favor of Shamrock,
          Inc.                                                          *
10.13     Agreement and Plan of Merger dated November 10, 1994 by
          and between the Company,  American Gaming and Resorts
          of Mississippi, Inc., AMGAM Associates and American
          Gaming Corporation                                            *
10.14     Guaranty dated April 25, 1994 by the Company to IGT -
          North America.                                                *
10.15     AMGAM/AGRM Settlement Agreement & Term Sheet
          dated as of November 1, 1996 between AMGAM
          Associates, American Gaming & Resorts of Mississippi, Inc.,
          the Company, Shamrock Holdings Group, Inc. the Official Committee of Unsecured Creditors of AMGAM Associates
          and the Official Committee of Unsecured Creditors of
          American Gaming & Resorts of Mississippi, Inc.                96
10.16     Irrevocable Proxy and Consent Agreement dated as of
          August 23, 1996 by and between Paul L. Partridge, Patrick
          F. Daly, James A. Everatt, Charles E. Reisert, Jr., Eric C.
          Jackson, the Company and RSR,LLC                              *
10.17     Trust Agreement dated as of August 23, 1996 by and
          between the Company and NBD Bank, N.A.                        *
10.18     Assignment and Transfer Agreement dated as of March 28,
          1996 by and between the Company, American Heartland
          Corporation and Big Red Keno, Ltd.                            *
10.19     Settlement Agreement dated September 25, 1995 by and
          between Edward P. D Ambra, the Company, VBT, Inc. and
          Bennett Management and Development Company                    *
10.20     Agreement dated April 30, 1993 by and among stockholders
          of Empire Cruise Lines, Ltd. (the Company, Patrick F. Daly,
          and James A. Everatt) referencing Agreement dated April 26,
          1993 by and between SS Aquarama, Inc. and Empire Cruise
          Lines Ltd.                                                    *
10.21     Stay Agreement dated as of June 30, 1995 by and between
          Winners Entertainment, Inc., Mountaineer Park, Inc. and the
          Company                                                       *
10.22     Assignment dated as of July 1, 1995 by and between
          American Newco, Inc. and the Company together with
          Consulting Agreement dated as of July 1, 1995 by and
          between Mountaineer Park, Inc. and American Newco, Inc.       *
10.23     Settlement Agreement dated as of June 30, 1995 by and
          between Winners Entertainment, Inc., Mountaineer Park,
          Inc. and the Company                                          *

10.24     Agreement to Restructure and Cancel Debt dated as of April
          12, 1995 by and between Bennett Management and
          Development Company and the Company                           *
10.25 Assignment of Charter Agreement and Collateral Assignment Agreement dated as of April 13, 1995 by and between the
          Company and Shamrock, Inc.                                    *
10.26     Security Agreement dated April 12, 1995 by and between
          Bennett Management and Development Company and the
          Company.                                                      *
10.27     Letter agreement, dated as of May 31, 1995, by and between
          the Company and Bennett Holdings, Inc.                        *
10.28     Amendment to Agreement to Restructure and Cancel Debt
          and Assignment of Charter Agreement and Collateral
          Assignment executed on July 10, 1995 by and between the
          Company, Bennett Management and Development Company and
          Bennett Holdings, Inc.                                        *
10.29     Letter agreement dated as of July 10, 1995 by and between
          the Company and Bennett Holdings, Inc.                        *
10.30     Agreement dated as of August 15, 1995 by and between
          Bennett Holdings, Inc. and Emerald Gaming, Inc.               *
10.31     Exclusive Management Agreement dated as of August 15,
          1995 by and between Bennett Holdings, Inc. and Emerald
          Gaming, Inc.                                                  *
10.32     Letter Agreement dated September 26, 1996 between
          Shamrock Holdings Group, Inc. and the Company                 *
10.33     Letter agreement dated September 20, 1994 by and between
          Bennett Holdings, Inc. and the Company                        *
11        Statement re computations of per share earnings              105
21        List of Subsidiaries                                         106
23        Consent of Deloitte & Touche LLP                             107
27        Financial Data Schedule                                      108



* Incorporated by reference.