Form 10QSB
period 1997-03-31
AMERICAN GAMING & ENTERTAINMENT LTD /DE
filed 1997-05-15
CIK 851249

              U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                          Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______________ to ____________

        Commission file number  0-19049


                American Gaming & Entertainment, Ltd.
  _______________________________________________________________________
   (Exact name of small business issuer as specified in its charter)


             Delaware                           74-2504501
     __________________                         ___________

   (State or other jurisdiction of             (IRS Employer incorporation or
    organization)                                Identification No.)


Bayport One, Yacht Club Drive, Suite 300, West Atlantic City, New Jersey 08232
______________________________________________________________________________
              (Address of principal executive offices)


                       (609)   272-9099
                 ___________________________
                 (Issuer s telephone number)



                        Not Applicable
________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Number of shares outstanding of each of the issuer s classes of common equity, as of the latest practicable date.



                   Class                        Outstanding at April 30, 1997
   ____________________________________         ______________________________
     Common Stock, $.01 par value                      12,532,102 shares
                                  1

                      AMERICAN GAMING & ENTERTAINMENT, LTD.
                           CONSOLIDATED BALANCE SHEETS
                               (Unaudited)


                                                              March 31,        December 31,
                                                                1997              1996
                                                            ___________       ____________
ASSETS

Current Assets
  Cash                                                      $   240,000       $   265,000
  Prepaid expenses                                              309,000           397,000
  Investments - current                                         375,000           485,000
  Inventories and other current assets                          542,000           293,000
                                                            ___________       ___________
Total current assets                                          1,466,000         1,440,000

Casino barge and improvements, subject to lease, net of
 accumulated depreciation of $2,893,000 - 1997
 and $2,599,000 - 1996                                        9,700,000         9,994,000

Furniture, fixtures and equipment, net of accumulated
 depreciation of $64,000 - 1997 and $62,000 - 1996               16,000            19,000

Investments                                                      54,000            54,000
Other non-current assets                                        413,000           729,000
                                                            ___________       ___________

                                                            $11,649,000       $12,236,000
                                                            ===========       ===========

See Notes to Consolidated Financial Statements























                    AMERICAN GAMING & ENTERTAINMENT, LTD.
                       CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                                             March 31,         December 31,
                                                               1997               1996
                                                            _____________      ______________
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Amounts due to related parties:
    Accrued interest                                        $  12,577,000      $  11,217,000
    Dividends payable                                           1,503,000          1,353,000
    Accrual for lease costs                                     2,701,000          2,701,000
    Current portion of long term debt                          39,852,000         39,688,000
                                                            _____________        ___________
                                                               56,633,000         54,959,000

  Accounts payable                                                199,000             75,000
  Accrued payroll and related expenses                             13,000             13,000
  Accrued expenses and other current liabilities                1,395,000          1,553,000
  Current portion of mortgage note payable                         21,000             27,000
                                                            _____________        ___________
Total current liabilities                                      58,261,000         56,627,000

Long term portion of estimated net liabilities for
  subsidiaries in bankruptcy                                    4,500,000          4,500,000
Long term portion of mortgage note payable                          -                 96,000
                                                            _____________        ___________
                                                               62,761,000         61,233,000
                                                            _____________        ___________

Commitments and Contingencies

Stockholders'Deficiency
Preferred stock, 1,000,000 shares authorized:
  Series A preferred stock, par value $.01 per share,
  55,983 shares issued                                              1,000              1,000
  Series C and D cumulative preferred stock, and Series E
  preferred stock, par value $.01 per share, 4,000 shares
  authorized and issued for each series                        13,652,000         13,336,000
  Common stock, par value $.01 per share; 50,000,000 shares
  authorized, 12,532,102 shares issued (including 24,035
  shares held in treasury)                                         126,000           126,000
  Additional paid-in capital                                    44,688,000        45,154,000
Cost of shares held in treasury                                    (25,000)          (25,000)
Accumulated deficit                                           (109,554,000)     (107,579,000)
                                                            _______________    ______________
                                                               (51,112,000)      (48,987,000)
                                                            _______________    ______________
                                                            $   11,649,000     $  12,236,000
                                                            ===============    ==============

See Notes to Consolidated Financial Statements

                        AMERICAN GAMING & ENTERTAINMENT LTD.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three months ended March 21,
                                              ___________________________________
                                                   1997                1996
                                              ________________     ______________
Consulting services and other revenues        $        1,000       $   1,184,000
                                              ________________     ______________


Costs and expenses
  Direct operating and cost of sales                    -                  65,000
  Selling, general and administrative                337,000              385,000
  Casino project development costs                      -                 138,000
  Depreciation and amortization                      297,000              410,000
                                              ______________       ______________
Total costs and expenses                             634,000              998,000
                                              ______________       ______________

Operating income (loss)                             (633,000)             186,000
                                              ______________       ______________

Other income (expense)
  Interest income                                     19,000                4,000
  Interest expense                                (1,363,000)          (1,427,000)
  Net gain on sale of investments                      2,000              948,000
                                              ______________       ______________
Total other income (expense)                      (1,342,000)            (475,000)
                                              ______________       ______________


Net loss                                          (1,975,000)            (289,000)

Dividends and accretion on preferred stock           467,000              408,000
                                              ______________       ______________

Net loss for common stockholders              $   (2,442,000)       $    (697,000)

Net loss per common share                     $        (0.19)       $       (0.06)
                                              ==============        =============

Weighted average number of common
  shares outstanding                              12,532,102           12,532,102
                                              ==============        =============




See Notes to Consolidated Financial Statements

                        AMERICAN GAMING & ENTERTAINMENT LTD.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Three months ended March 21,
                                                   ____________________________________
                                                          1997                  1996
                                                      ________________     _______________

OPERATING ACTIVITIES
Net loss                                              $    (1,975,000)      $   (289,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                             297,000            410,000
    Amortization of deferred financing costs                     -               160,000
    Net gain on sale of keno operations                          -              (948,000)
Changes in operating assets and liabilities
    Other current assets                                       99,000             13,000
    Other non-current assets                                     -                (8,000)
    Accrued interest                                        1,360,000          1,133,000
    Accounts payable, accrued expenses and
      other current liabilities                               (34,000)          (779,000)
                                                      ________________      ______________
              Net cash used in operating activities          (253,000)          (308,000)
                                                      ________________      ______________

Investing activities
Proceeds from asset dispositions                              110,000             72,000
Proceeds from sale of keno operations                            -               500,000
Proceeds from return of investment deposit                       -             1,027,000
                                                      ________________      ______________
            Net cash provided by investing activities         110,000          1,599,000
                                                      ________________      ______________

Financing Activities
Proceeds from notes payable and other long-term
    obligations                                                56,000                -
Utilization of proceeds from charter of casino                164,000
    barge
Principal payments on notes payable and other
    long-term obligations                                    (102,000)         (1,275,000)
                                                      ________________      ______________

            Net cash provided by (used in)
                 financing activities                         118,000          (1,275,000)
                                                      ________________      ______________


Increase (decrease) in cash                                   (25,000)             16,000
Cash at beginning of year                                     265,000             487,000
                                                      ________________      ______________
Cash at end of period                                 $       240,000             503,000
                                                      ================      ==============



See Notes to Consolidated Financial Statements

                                                 5

AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. The unaudited Consolidated Interim Financial Statements include the accounts of American Gaming & Entertainment, Ltd. and its subsidiaries (collectively, the "Company"). The unaudited Consolidated Interim Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (including normal recurring accruals) and disclosures (including events occurring subsequent to March 31, 1997) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997. For further information, reference is also made to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

The accompanying unaudited Consolidated Interim Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As further described in Note 2, the Company has sustained recurring operating losses since its inception. The Company has also had a history of insufficient liquidity and has been dependent upon its largest stockholder, Shamrock Holdings Group, Inc. ("Shamrock"), and certain related entities (The Bennett Funding Group, Inc. ("Bennett Funding") and Bennett Management and Development Corp. ("Bennett Management"), collectively with Shamrock, the "Bennett Entities") for both working capital and project related financing. As a result, the Company s recurring losses, negative working capital, stockholders deficiency, defaults under its debt agreements, uncertainties relating to the ability to consummate the liquidation of certain of its subsidiaries (see Notes 2 and 3) and uncertainties relating to the bankruptcy of, and charges by the federal government against, Bennett Funding and Bennett Management (see Note 2) raise substantial doubt about the ability of the Company to continue as a going concern. Management s plans concerning these matters are discussed in Note 2. The accompanying unaudited Consolidated Interim Financial Statements do not include any additional adjustments that might result from the outcome of these uncertainties.

Based upon (a) a verbal understanding which the Company believed it had with Shamrock to allow the Company to utilize and retain the rental payments ("PMCC Payments") from President Mississippi Charter Corporation ("PMCC") under an agreement (the "Charter Agreement") whereby PMCC is leasing the Gold Coast Casino barge and related leasehold improvements (collectively, the "Gold Coast Barge") while the Company and Shamrock were negotiating the terms of a comprehensive restructuring and (b) the course of conduct of Shamrock from January 1, 1996 through March 1996, the Company utilized, retained and initially recorded as revenues the PMCC Payments from January 1, 1996 through March 31, 1996. However, because there is no agreement with the Trustee (the "Trustee") for Bennett Funding and Bennett Management under Chapter 11 of the U.S. Bankruptcy Code (the "Code") allowing the Company to utilize and retain the PMCC Payments, in the fourth quarter of 1996 the Company (1) reversed as revenue the PMCC Payments from January 1, 1996 through March 31, 1996, (2) recorded such payments as indebtedness due to Shamrock ("PMCC/Bennett Debt") and (3) recorded interest expense on such PMCC/Bennett Debt. Such adjustments were the result of a change in circumstances, and accordingly the Company has not restated the accompanying unaudited Consolidated Interim Financial Statements for the three months ended March 31, 1996. Certain reclassifications have been made to the 1996 amounts in order to conform to the classifications used in 1997.

NOTE 2:  LIQUIDITY AND CONTINUATION OF BUSINESS

Given the Company's present financial and liquidity position, the legal problems described above relating to certain Bennett Entities (see Note 1) and the Company s other litigation described below (see Note 6), the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming ventures. Additionally, the Company's ability to continue in business is dependent upon its ability to (i) obtain sufficient funds for its operations through the charter of the Gold Coast Barge, sales of assets, or otherwise, (ii) obtain Shamrock s and, if necessary, Bennett Management s agreement to modify, terminate or restructure on terms acceptable to the Company all obligations due from the Company to Shamrock and, if applicable, Bennett Management, (iii) consummate the liquidations under Chapter 11 of the Code of AMGAM Associates ("AMGAM") and American Gaming and Resorts of Mississippi, Inc. ("AGRM"), each a wholly-owned subsidiary of the Company, under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, and (iv) satisfactorily resolve the litigation filed against the Company (see Note 6). However, there can be no assurance the Company will be successful in obtaining Shamrock s and, if necessary, Bennett Management s agreement to modify, terminate or restructure on terms acceptable to the Company all obligations due from the Company to Shamrock and possibly Bennett Management, consummating the liquidations of AMGAM and AGRM under Chapter 11 of the Code under plans acceptable to the Company or satisfactorily resolving the litigation filed against the Company. If the Company is unsuccessful in these efforts, the Company would then need to pursue a formal plan of reorganization or liquidation of the Company. Either such action would generally result in the sale of the Company's assets to satisfy outstanding obligations. If either action is required to be pursued, all such obligations would probably not be completely satisfied and the stockholders of the Company would probably not recover any of their investment in the Company.

For a discussion of specific factors affecting the Company s liquidity and continuation of business, see the Company s Annual Report on Form 10-KSB for the year ended December 31, 1996.

On March 4, 1997, the Company advised PMCC that PMCC was in default under the Charter Agreement for failure to make the February 1997 and March 1997 PMCC Payments when due and for failure to make the October 1996 through January 1997 PMCC Payments in full (collectively totaling approximately $1,316,000). On March 5, 1997, PMCC alleged that the

Company does not have standing to assert any default under the Charter Agreement because a preliminary injunction entered by the United States Bankruptcy Court, Southern District of Mississippi requires PMCC Payments to be deposited into an escrow account for the benefit of the creditors of AMGAM and AGRM, and not to be paid directly to the Company. Additionally, PMCC alleged that the Company had breached the Charter Agreement by, among other defaults, (i) failing to ensure PMCC s peaceful use and enjoyment of the Gold Coast Barge, (ii) misrepresenting the Company s ownership of the Gold Coast Barge and (iii) failing to disclose that the Gold Coast Barge was not in good condition. The Company has advised PMCC that the Company believes that it has not breached the Charter Agreement and will vigorously defend against any allegations of default under the Charter Agreement. PMCC also has not made the April or May 1997 PMCC Payments. On April 11, 1997, the Company filed suit against PMCC seeking compliance by PMCC with the terms and conditions of the Charter Agreement (see Note 6). If the Company does not, by some means, (i) receive its portion of the PMCC Payments due from PMCC under the Charter Agreement or (ii) agree with PMCC, with the concurrence of the committees for unsecured creditors in the bankruptcy proceedings of AMGAM and AGRM (collectively, the "Committees") and Shamrock, on a mutually acceptable amended charter agreement, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. If either action is required to be pursued, all such obligations would probably not be completely satisfied and stockholders of the Company would probably not recover any of their investment in the Company.

The Company has verbally agreed with Shamrock that, beginning with the February 1997 PMCC Payment, the Company shall repay Shamrock at least $100,000 per month of the Company s indebtedness to Shamrock contingent upon the Company receiving its portion of at least 75% of the monthly amount of the PMCC Payments. PMCC has not made any PMCC Payments since paying 50% of the January 1997 PMCC Payment and therefore the Company has not repaid Shamrock any of the Company s indebtedness to Shamrock.

The Company had available cash of approximately $354,000 as of April 30, 1997 and its only current significant source of cash is payments of $25,000 per month under a note issued to the Company in connection with the sale of its keno operations. The Company believes that such cash and anticipated cash receipts, collectively, are sufficient to fund the Company s operations through the middle of the third quarter of 1997, based on the Company s current level of operations and projected expenditures. If the Company is unable to generate additional cash through the charter of the Gold Coast Barge, sales of assets, or otherwise, the Company will probably not have sufficient cash to operate beyond such date. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. If either action is required to be pursued, all such obligations would probably not be completely satisfied and stockholders of the Company would probably not recover any of their investment in the Company.

NOTE 3:  SIGNIFICANT DEVELOPMENTS WITH RESPECT TO INVESTMENTS

Mississippi

For a discussion of significant developments since December 31, 1996 with respect to the Company s investment in Mississippi, see Note 2.

Harolds Club Casino

Since July 1995, Shamrock has assumed responsibility for all carrying costs of the Harolds Club property in Reno, Nevada including, but not limited to, lease payments under certain land leases related to the Harolds Club, taxes, insurance and utilities. However, such land leases have not been transferred to Shamrock and therefore the Company is obligated to make all lease payments. Even if the Company transfers to Shamrock all of the Company's rights, title and interest in such leases, the Company could still be ultimately obligated under such leases, pursuant to certain guaranties of lease executed by the Company. The Company has been informed by Shamrock and the lessors under such leases that Shamrock has not made any lease payments from April 1996 through April 1997 due under such leases or quarterly property taxes due under such leases, collectively totaling approximately $825,000. The lessors have, among other rights, the right to terminate the respective leases and hold the Company responsible for all obligations under such leases through the end of the respective lease terms. The Company has recorded the unpaid lease payments and property taxes from April 1996 through March 1997 totaling approximately $773,000 (the "Unpaid Harolds Obligations") as current liabilities as of March 31, 1997. The Company has also recorded the amounts of the Unpaid Harolds Obligations as a receivable due from Shamrock, but, as a result of the Company s determination that there is a substantial likelihood that such amounts will be uncollectible, has written off such amounts at the same time such amounts have been recorded as a receivable. In September 1996, Shamrock and the Company entered into an agreement pursuant to which Shamrock has agreed, upon the sale of the Harolds Club, to reimburse the Company for (i) all costs and expenses, in an amount not to exceed $15,000, incurred by the Company in connection with such sale, (ii) all reasonable attorneys fees incurred by the Company in connection with litigation commenced against, among others, the Company by the five lessors of the Harolds Club property seeking, among other relief, payment of all unpaid lease payments and property taxes (see Note 6), and (iii) all reasonable costs and expenses incurred by the Company in connection with the operation and maintenance of the Harolds Club.

One of the land leases relating to the Harolds Club expires in June 1997. On March 25, 1997, the Company exercised its option to renew such land lease. However, the lessor has advised the Company that such option may not be exercised until all defaults currently existing under such land lease, including defaults in the payment of rent and real property taxes, are cured in full. If such land lease is not renewed, sale or development of the Harolds Club could be adversely affected.

Prichard, Alabama

On March 27, 1997, the Company sold seven adjoining parcels of real estate in Prichard, Alabama to the City of Prichard for $110,000. The net sales proceeds of approximately $98,000 were used to repay a portion of a promissory note payable to a former employee of the Company related to expenses that such employee incurred during his employment with the Company, which note was secured by the seven parcels of real estate in Prichard, Alabama owned by the Company (See Note 4).

NOTE 4:  AMOUNTS DUE TO RELATED PARTIES AND LONG-TERM DEBT

The Company is delinquent in the payment of (i) interest due under the Company s various loan agreements with Shamrock and (ii) rent which was due under an operating lease between the Company and Bennett Management (the "SCS Lease") with respect to a riverboat vessel and supporting barge, which SCS Lease Shamrock orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock. The Company has therefore classified all indebtedness due to Shamrock as current liabilities in the accompanying unaudited Consolidated Interim Financial Statements. At March 31, 1997 and December 31, 1996, the Company had outstanding amounts due Shamrock of approximately $56,633,000 and $54,959,000, respectively, including accrued interest of approximately $12,577,000 and $11,217,000, respectively. Such amounts due Shamrock also include approximately $2,701,000 under the SCS Lease and accrued dividends of approximately $1,503,000 and $1,353,000 at March 31, 1997 and December 31, 1996, respectively on the Company s Series C Cumulative Preferred Stock ("Series C Preferred Stock") and Series D Cumulative Preferred Stock ("Series D Preferred Stock"). The outstanding amount due Shamrock at March 31, 1997 represents approximately 90% of the Company s liabilities as of such date and is substantially in excess of the Company s estimates of the fair value of the Company s assets.

The balance of long-term debt at March 31, 1997 and December 31, 1996 is comprised of approximately (i) $1,066,000, at the end of each period, related to a working capital line of credit, (ii) $2,041,000, at the end of each period, related to a term loan to assist the Company in financing pertaining to a casino in Biloxi, Mississippi which the Company owned, managed and operated in prior years (the "Gold Shore Casino"), (iii) $5,260,000 and $5,096,000, respectively, of PMCC/Bennett Debt, (iv) $384,000, at the end of each period, related to the Company s utilization of slot machine sales proceeds, which slot machines were beneficially owned by Bennett Management and which slot machine proceeds Shamrock orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock and (v) $31,101,000, at the end of each period, related to project financing for the Gold Shore Casino.

In addition to the Company s indebtedness to Shamrock, at March 31, 1997 and December 31, 1996, the Company owed approximately $21,000 and $123,000, respectively, under a mortgage note payable (See Note 3).

NOTE 5:  OTHER RELATED PARTY ISSUES

Shamrock, of which the Trustee is the sole stockholder, owns (i) 4,423,454 shares of Common Stock, and (ii) all of the Company s outstanding Series A Preferred Stock, convertible into, and voting as, 1,399,565 shares of Common Stock. Additionally, the Trustee owns (i) an additional 1,500,000 shares of Common Stock and (ii) all of the Company s outstanding Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, convertible as of April 30, 1997 into approximately 794,676,000 shares of Common Stock. The Company does not have a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock. On April 1, 1996 the Board of Directors voted to request the stockholders of the Company to approve an amendment to the Company s Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares no later than the next annual meeting of the Company s stockholders. The Board of Directors has not set a date for such annual meeting. Assuming the Trustee converted as of April 30, 1997 that number of shares of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock convertible into the total number of the Company s presently authorized but unissued shares of Common Stock (i.e. 37,467,898 shares), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 86.8% of the total outstanding shares of Common Stock and approximately 87.1% of the total voting power represented by the total outstanding voting securities of the Company. Assuming the Company s stockholders approve an amendment to the Company s Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares and the Trustee converted as of April 30, 1997 that number of shares of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock convertible into the total number of the Company s authorized but unissued shares of Common Stock immediately after giving effect to such amendment (i.e. resulting in a total of 487,467,898 shares of Common Stock being issued to the Trustee as of such date), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 98.7% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company.

NOTE 6:  CONTINGENCIES

On April 11, 1997, in an action filed in the Chancery Court of Harrison County, Mississippi, Second Judicial District (Case No. C2402-97-409), the Company filed suit against PMCC and President Riverboat Casino - Mississippi, Inc. seeking, alternatively, (i) that the defendants be specifically required to comply with the terms and conditions of the Charter Agreement and to pay all sums previously due thereunder or (ii) judgment against the defendants of approximately $23,425,000. As an answer from the defendants is not yet due and has not been filed, outside counsel to the Company, due to the limited facts available on this matter, is unable to predict the outcome of these suits. If the Company does not, by some means, (i) receive its portion of the PMCC Payments due from PMCC under the Charter Agreement or (ii) agree with PMCC, with the concurrence of the Committees and Shamrock, on a mutually acceptable amended charter agreement, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. If either action is required to be pursued, all such obligations would probably not be completely satisfied and stockholders of the Company would probably not recover any of their investment in the Company.

In July 1996 and August 1996, in separate actions filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe (Case Nos. CV9604947, CV9604933, CV9604939, CV9604997 and CV9604692), the five lessors of the Harolds Club property have filed suit against, among others, the Company and Shamrock seeking, variously, among other relief, (i) payment of all unpaid lease payments and property taxes, (ii) a court order voiding the transfer of the title to the land and the building related to the Harolds Club from the Company to Shamrock to the extent necessary to satisfy the claims of creditors of the Company, (iii) a court order prohibiting and enjoining Shamrock from transferring the title to the land and the building related to the Harolds Club during the pendency of the actions, (iv) temporary and permanent court orders mandating that the Company protect the grandfathered right of nonlicensed gaming on the leaseholds by locating a suitable gaming sub-tenant and (v) reasonable attorneys fees and costs of suit. The pleadings in one action are closed. On March 5, 1997, the plaintiffs in such action filed a summary judgment motion against Hughes Properties, Inc. ("Hughes"). On March 21, 1997, Hughes responded and filed a cross-motion against Fitzgerald Reno, Inc. ("Fitzgerald"), Hughes assignee, and the Company, Fitzgerald s assignee. The Company filed an opposition to Hughes cross-motion for summary judgment against the Company. On April 21, 1997, Fitzgerald filed a motion seeking leave to amend its answer in such action to assert a cross-claim against the Company for indemnification. If such motion is granted, which outside counsel to the Company deems is likely, and Fitzgerald amends its answer to assert such cross-claim, the Company will file an answer. The pleadings in the other four suits are not yet closed as the Company and the other four plaintiffs had stipulated to stay the respective actions until April 15, 1997. Since April 15, 1997, the plaintiffs in three actions have advised the Company that the stay has been lifted. The Company has filed answers in two actions and will file an answer in the third action when due. The fourth action remains stayed. As pleadings in four actions are not yet closed, and discovery and depositions have not yet commenced, outside counsel to the Company, due to the limited facts available on this matter, is unable to predict the outcome of these suits. However, should the plaintiffs prevail, these suits would have a material adverse effect on the Company s business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. If either action is required to be pursued, it is unlikely that all such obligations would be completely satisfied or that stockholders of the Company would recover any of their investment in the Company.

NOTE 7:  DECONSOLIDATION OF AMGAM AND AGRM

As a result of the bankruptcy proceedings under Chapter 11 of the Code with respect to AMGAM and AGRM, and the expected liquidation of these subsidiaries in the near future, the Company s control of these entities is likely to be temporary. In accordance with generally accepted accounting principles, the Company has elected to deconsolidate AMGAM and AGRM and present the results of operations for AMGAM and AGRM on the equity basis of accounting as a single line item in the accompanying unaudited Consolidated Interim Statements of Operations for financial reporting purposes. A combined unaudited condensed balance sheet of these entities as of March 31, 1997 and December 31, 1996 is as follows:


                                                 March 31,     December 31,
                                                   1997           1996
Assets
______

     Current Assets and Other                  $3,938,000      $3,897,000
     Property and Equipment, Net                   41,000          41,000
                                                __________     __________

               Total Assets                    $3,979,000      $3,938,000
                                               ===========     ==========

Liabilities and Stockholders  Deficiency
________________________________________

     Current Liabilities                       $25,704,000    $25,005,000
     Amounts Due to Parent                      12,147,000     12,147,000
     Stockholders  Deficiency                  (33,876,000)  ( 33,214,000)
                                              _____________  _____________

          Total Liabilities and Stockholders
            Deficiency
                                              $  3,979,000   $  3,938,000
                                              ============   ============

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the Company's consolidated statement of operations and a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share, which replaces primary earnings per share, excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period.

Diluted earnings per share will include the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method. Currently, the Company's common stock equivalents would be excluded from the calculation because they have an antidilutive effect on net loss per share.

SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted by the Company for the fourth quarter and year ending December 31, 1997, all prior years' earnings per share information will be required to be restated.

Assuming that SFAS No 129 had been implemented, the pro forma amounts of basic earnings per share and diluted earnings per share for the three month periods ended March 31, 1997 and 1996 would not have differed from the net loss per share disclosed in the accompanying unaudited Consolidated Interim Statements of Operations.

ITEM 2.  MANAGEMENT S DISCUSSION AND ANALYSIS

Results of Operations: Comparison of the three month periods ended March 31, 1997 and March 31, 1996

Revenues

Consulting service and other revenues for the three months ended March 31, 1997 amounted to approximately $1,000, a decrease of approximately $1,183,000 or approximately 99% compared to the three months ended March 31, 1996. For the three months ended March 31, 1996, the Company recorded revenues of (i) approximately $986,000 from PMCC Payments and (ii) approximately $194,000 attributable to keno operations. For the three months ended March 31, 1997, the Company recorded PMCC payments as PMCC/Bennett Debt and not as revenue (see Note 1). The Company s keno assets and operations were sold on March 28, 1996 and therefore no keno revenues were generated during the three months ended March 31, 1997.

Costs and Expenses

Direct operating expenses and cost of sales were approximately $65,000 for the three months ended March 31, 1996. The Company s keno assets and operations were sold on March 28, 1996 and therefore no such costs were incurred for the three months ended March 31, 1997.

Selling, general and administrative expenses were approximately $337,000 for the three months ended March 31, 1997, representing a decrease of approximately $48,000 or approximately 12% when compared to the three months ended March 31, 1996. The decrease in selling, general, and administrative expenses was primarily due to a decrease of approximately $96,000 in keno related expenses, resulting from the sale of the Company s keno assets and operations on March 28, 1996, offset by an increase of approximately $48,000 in corporate expenses. For the three months ended March 31, 1996, certain corporate expenses were classified as casino project development costs. As a result of the Company s current business direction of holding equity interests in various properties which, at the respective times of purchase, were anticipated to be utilized in casino gaming projects, no corporate expenses were classified as casino project development costs for the three months ended March 31, 1997.

Casino project development costs for the three months ended March 31, 1996 were approximately $138,000. As stated above, no corporate expenses were classified as casino project development costs for the three months ended March 31, 1997 as a result of the Company s current business direction.

Depreciation and amortization costs were approximately $297,000 for the three months ended March 31, 1997, representing a decrease of approximately $113,000 or approximately 28% when compared to the three months ended March 31, 1996. The decrease in depreciation and amortization expense was primarily due to a decrease of approximately $141,000 related to the Company s keno assets which were sold on March 28, 1996, partially offset by an increase of approximately $55,000 related to the Gold Coast Barge. The Gold Coast Barge was being depreciated over a useful life of 25 years for the three months ended March 31, 1996; the Company reevaluated the useful life of the Gold Coast Barge in the fourth quarter of 1996 and determined that it has a useful life of 10 years.

Net interest expense for the three months ended March 31, 1997 was approximately $1,344,000, a decrease of approximately $79,000 or approximately 6% compared to the three months ended March 31, 1996. Interest expense decreased approximately $64,000 while interest income increased approximately $15,000 during the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The decrease in interest expense was primarily due to decreases of approximately $159,000 attributable to amortization of deferred financing fees and approximately $25,000 attributable to the repayment of indebtedness due to Shamrock and Bennett Funding in the first quarter of 1996, partially offset by an increase of approximately $133,000 attributable to PMCC/Bennett Debt. In the third quarter of 1996, the Company wrote off all deferred financing fees, therefore no such costs were incurred for the three months ended March 31, 1997. The increase in interest income was principally attributable to approximately $19,000 in interest income recorded during the three months ended March 31, 1997 associated with the sale of the Company s keno operations sold on March 28, 1996. No such interest income was recorded during the three months ended March 31, 1996.

The Company recorded a net gain of approximately $2,000 for the three months ended March 31, 1997 related to the sale of certain furniture, fixtures and equipment. The Company recorded a net gain of approximately $948,000 on the sale of keno operations for the three months ended March 31, 1996.

Changes in Financial Condition, Liquidity and Capital Resources

As of March 31, 1997, the Company had no committed financing arrangements and a working capital deficiency of approximately $56,795,000. For a discussion of liquidity and capital resources, see Note 2 to the unaudited Consolidated Interim Financial Statements.

Risk Factors; Forward Looking Statements

Management s Discussion and Analysis contains forward-looking statements regarding the Company s future plans, objectives and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company s actual results to differ materially from those expressed in the forward-looking statements. These factors include, among others, the uncertainties related to (i) the Company s ability to obtain sufficient funds for its operations, through the charter of the Gold Coast Barge, sales of assets, or otherwise, (ii) obtaining Shamrock s and, if necessary, Bennett Management s agreement to modify, terminate or restructure on terms acceptable to the Company all obligations due from the Company to Shamrock and, if applicable, Bennett Management, (iii) consummating the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, (iv) satisfactorily resolving the legal proceedings filed against the Company (see Note 6 to the unaudited Consolidated Interim Financial Statements), and (v) the legal problems described above relating to certain Bennett Entities (see Notes 1 and 2 to the unaudited Consolidated Interim Financial Statements).

PART II.      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 6 to the unaudited Consolidated Interim Financial Statements.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

For a discussion of defaults with respect to the Company s indebtedness due to Shamrock, see Notes 2 and 4 to the unaudited Consolidated Interim Financial Statements.

The Company has accrued and declared, but has not paid as of April 30, 1997, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series C Preferred Stock as of December 31, 1994. The Company has accrued and declared, but has not paid as of April 30, 1997, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series D Preferred Stock as of December 31, 1994.

Additionally, the Company has accrued, but has not declared or paid as of April 30, 1997, dividends totaling approximately $650,000 which were due and payable on the outstanding shares of its Series C Preferred Stock from January 1, 1995 through March 31, 1997. (In the Company s 10-KSB for the year ended December 31, 1996, the amount of dividends which were due and payable on the outstanding shares of its Series C Preferred Stock from January 1, 1995 though December 31, 1996 is incorrectly stated to be $675,000; the correct amount is $575,000.) The Company has accrued, but has not declared or paid as of April 30, 1997, dividends totaling approximately $550,000 which were due and payable on the outstanding shares of its Series D Preferred Stock from January 1, 1995 through March 31, 1997. (In the Company s 10-KSB for the year ended December 31, 1996, the amount of dividends which were due and payable on the outstanding shares of its Series D Preferred Stock from January 1, 1995 though December 31, 1996 is incorrectly stated to be $575,000; the correct amount is $475,000.) Although such dividends do not constitute actual liabilities of the Company until declared, the Company has accrued for such dividends because, under the terms of the Series C Preferred Stock and the Series D Preferred Stock, dividends are cumulative whether or not declared and the Company is prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends are unpaid. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits


Exhibit Number               Description
______________               ___________

11                           Computation of Earnings Per Share.

27                           Financial Data Schedule



(b)     Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                            American Gaming & Entertainment, Ltd.


Date:       5/1/97             By:/s/ J. Douglas Wellington
                                  ___________________________
                                  J. Douglas Wellington
                                  President and Chief Executive
                                  Officer, and Principal Accounting Officer

EXHIBIT INDEX



EXHIBIT
NO.                  DESCRIPTION                         PAGE NO.


11                   Computation of Earnings Per Share.    21

27                   Financial Data Schedule               22