Form 10QSB
period 1997-06-30
AMERICAN GAMING & ENTERTAINMENT LTD /DE
filed 1997-08-13
CIK 851249

              U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                          Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______________ to ____________

        Commission file number  0-19049


                American Gaming & Entertainment, Ltd.

_______________________________________________________________________
   (Exact name of small business issuer as specified in its charter)


             Delaware                         74-2504501
         __________________                 _______________

(State or other jurisdiction of      (IRS Employer Identification No.)
  incorporation or organization)


Bayport One, Yacht Club Drive, Suite 300, West Atlantic City, NJ 08232
______________________________________________________________________
              (Address of principal executive offices)

                       (609)   272-9099
                 ___________________________
                    (Issuer s telephone number)

                           Not Applicable
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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


                   Class                         Outstanding at July 31, 1997
____________________________________              ____________________________
     Common Stock, $.01 par value                        12,532,102 shares

               AMERICAN GAMING & ENTERTAINMENT, LTD.
                           CONSOLIDATED BALANCE SHEETS
                               (Unaudited)


                                                              June 30,        December 31,
                                                                1997              1996
                                                            ___________       ____________
ASSETS

Current Assets
  Cash                                                      $   503,000       $   265,000
  Restricted cash                                               379,000               -
  Prepaid expenses                                              367,000           397,000
  Investments - current                                         375,000           485,000
  Other current assets                                          295,000           293,000
                                                            ___________       ___________
Total current assets                                          1,919,000         1,440,000

Casino barge and improvements, subject to lease, net of
 accumulated depreciation of $3,186,000 - 1997
 and $2,599,000 - 1996                                        9,407,000         9,994,000

Furniture, fixtures and equipment, net of accumulated
 depreciation of $66,000 - 1997 and $62,000 - 1996               14,000            19,000

Investments                                                      55,000            54,000
Other non-current assets                                        593,000           729,000
                                                            ___________       ___________

                                                            $11,988,000       $12,236,000
                                                            ===========       ===========

See Notes to Consolidated Financial Statements


                    AMERICAN GAMING & ENTERTAINMENT, LTD.
                       CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                                             June 30,          December 31,
                                                              1997               1996
                                                            _____________      ______________
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Amounts due to related parties:
    Accrued interest                                        $   13,959,000      $  11,217,000
    Dividends payable                                            1,653,000          1,353,000
    Accrual for lease costs                                      2,701,000          2,701,000
    Current portion of long term debt                           40,510,000         39,688,000
                                                            ______________        ___________
                                                                58,823,000         54,959,000

  Accounts payable                                                 146,000             75,000
  Accrued payroll and related expenses                              15,000             13,000
  Accrued expenses and other current liabilities                 1,440,000          1,553,000
  Current portion of mortgage note payable                          13,000             27,000
                                                            ______________        ___________
Total current liabilities                                       60,437,000         56,627,000

Long term portion of estimated net liabilities for
  subsidiaries in bankruptcy                                     4,500,000          4,500,000
Long term portion of mortgage note payable                          -                  96,000
                                                            ______________        ___________
                                                                64,937,000         61,233,000
                                                            ______________        ___________

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, 1,000,000 shares authorized:
  Series A preferred stock, par value $.01 per share,
  55,983 shares issued                                               1,000              1,000
  Series C and D cumulative preferred stock, and Series E
  preferred stock, par value $.01 per share, 4,000 shares
  authorized and issued for each series                         13,969,000         13,336,000
Common stock, par value $.01 per share; 50,000,000 shares
  authorized, 12,532,102 shares issued (including 24,035
  shares held in treasury)                                         126,000            126,000
Additional paid-in capital                                      44,221,000         45,154,000
Cost of shares held in treasury                                    (25,000)           (25,000)
Accumulated deficit                                           (111,241,000)      (107,579,000)
                                                            _______________    ______________
                                                               (52,949,000)       (48,987,000)
                                                            _______________    ______________
                                                            $   11,988,000     $   12,236,000
                                                            ===============    ==============

See Notes to Consolidated Financial Statements

                                                                            AMERICAN GAMING & ENTERTAINMENT LTD.
                                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                         (Unaudited)


                                                  Three months ended June 30,               Six months ended June 30,
                                              ___________________________________       ____________________________________
                                                   1997                1996                 1997               1996
                                              _______________      _______________      _________________  _________________
Revenues                                      $      379,000       $      982,000       $    380,000       $    2,166,000
                                              _______________      _______________      _________________  _________________

Costs and expenses
  Direct operating and cost of sales                    -                    -                    -                 65,000
  Selling, general and administrative                407,000              926,000              744,000           1,311,000
  Casino project development costs                                         95,000                 -                233,000
  Depreciation and amortization                      295,000              258,000              592,000             688,000
  Writedown of impaired assets                          -                  19,000                 -                 19,000
  Equity in losses of subsidiaries
   in bankruptcy                                        -                 250,000                 -                250,000
                                              _______________      _______________      _________________  _________________
Total costs and expenses                             702,000            1,548,000            1,336,000           2,546,000
                                              _______________      _______________      _________________  _________________

Operating loss                                      (323,000)           (566,000)             (956,000)           (380,000)
                                              _______________      _______________      _________________  _________________

Other income (expense)
  Interest income                                     19,000               24,000                38,000             28,000
  Interest expense                                (1,383,000)          (1,401,000)           (2,746,000)        (2,828,000)
  Net gain on sale of investments                      -                    -                     2,000            948,000
                                              _______________      _______________      _________________  _________________
Total other income (expense)                      (1,364,000)          (1,377,000)           (2,706,000)        (1,852,000)
                                              _______________      _______________      _________________  _________________

Net loss                                          (1,687,000)          (1,943,000)           (3,662,000)        (2,232,000)

Dividends and accretion on preferred stock           467,000              467,000               933,000            875,000
                                              _______________      _______________      _________________  _________________


Net loss for common stockholders              $   (2,154,000)      $  (2,410,000)       $   (4,595,000)        (3,107,000)
                                              ================     ===============      =================  =================


Net loss per common share                     $        (0.17)      $      (0.19)                 (0.37)             (0.25)
                                              ===============     ===============      =================  =================

Weighted average number of common
  shares outstanding                              12,532,102          12,532,102            12,532,102         12,532,102
                                              ==============       =============       ================   =================
See Notes to Consolidated Financial Statements

                        AMERICAN GAMING & ENTERTAINMENT LTD.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                      Six months ended June 30,
                                                      ____________________________________
                                                          1997                  1996
                                                      ________________     _______________

OPERATING ACTIVITIES
Net loss                                              $    (3,662,000)      $ (2,232,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Restricted proceeds from investment                      (377,000)              -
    Depreciation and amortization                             592,000            668,000
    Accrued interest                                        2,742,000          2,373,000
    Amortization of deferred financing costs                     -               318,000
    Writedown of impaired assets                                 -                19,000
    Equities in losses of subsidiaries in bankruptcy             -               250,000
    Net gain on sale of keno operations                          -              (948,000)
Changes in operating assets and liabilities
    Other current assets                                       45,000           (178,000)
    Other non-current assets                                   (1,000)           (16,000)
    Accounts payable, accrued expenses and
      other current liabilities                               (40,000)          (959,000)
                                                      ________________      ______________
              Net cash used in operating activities          (701,000)          (705,000)
                                                      ________________      ______________
Investing activities
Proceeds from asset dispositions                              110,000            100,000
Proceeds from sale of keno operations                            -               500,000
Proceeds from return of investment deposit                       -             1,027,000
                                                      ________________      ______________
            Net cash provided by investing activities         110,000          1,627,000
                                                      ________________      ______________
Financing Activities
Proceeds from notes receivable and other long-term
    assets                                                    117,000             53,000
Utilization of proceeds from charter of casino                822,000                -
    barge
Principal payments on notes payable and other
    long-term obligations                                    (110,000)        (1,281,000)
                                                      ________________      ______________

            Net cash provided by (used in)
                 financing activities                         829,000         (1,228,000)
                                                      ________________      ______________
Increase (decrease) in cash                                   238,000           (306,000)
Cash at beginning of year                                     265,000            487,000
                                                      ________________      ______________
Cash at end of period                                 $       503,000            181,000
                                                      ================      ==============
See Notes to Consolidated Financial Statements

AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. The unaudited Consolidated Interim Financial Statements include the accounts of American Gaming & Entertainment, Ltd. and its subsidiaries (collectively, the "Company"). The unaudited Consolidated Interim Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (including normal recurring accruals) and disclosures (including events occurring subsequent to June 30, 1997) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997. For further information, reference is also made to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

Based upon (a) a verbal understanding which the Company believed it had with Shamrock to allow the Company to utilize and retain the rental payments ("PMCC Payments") from President Mississippi Charter Corporation ("PMCC") under an agreement (the "Charter Agreement") whereby PMCC is leasing the Gold Coast Casino barge and related leasehold improvements (collectively, the "Gold Coast Barge") while the Company and Shamrock were negotiating the terms of a comprehensive restructuring and (b) the course of conduct of Shamrock from January 1, 1996 through June 1996, the Company utilized, retained and initially recorded as revenues the

PMCC Payments from January 1, 1996 through June 30, 1996. However, because there is no agreement with the Trustee (the "Trustee") for Bennett Funding and Bennett Management under Chapter 11 of the U.S. Bankruptcy Code (the "Code") allowing the Company to utilize and retain the PMCC Payments, in the fourth quarter of 1996 the Company (1) reversed as revenue the PMCC Payments from January 1, 1996 through June 30, 1996, (2) recorded such payments as indebtedness due to Shamrock ("PMCC/Bennett Debt") and (3) recorded interest expense on such PMCC/Bennett Debt. Such adjustments were the result of a change in circumstances, and accordingly the Company has not restated the accompanying unaudited Consolidated Interim Financial Statements for the three or six months ended June 30, 1996. Certain reclassifications have been made to the 1996 amounts in order to conform to the classifications used in 1997.

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

For a discussion of specific factors affecting the Company s liquidity and continuation of business, see the Company s Annual Report on Form 10-KSB for the year ended December 31, 1996 and Quarterly Report on Form 10-QSB for the period ended March 31, 1997.

In the second quarter of 1997, the Company received its portion of 50% of the monthly amount of PMCC Payments for February 1997 through May 1997 paid by PMCC, totaling approximately $565,000. PMCC has not made any PMCC Payments for June 1997 or July 1997.

The Company had available cash of approximately $448,000 as of July 31, 1997 and its only current significant source of cash is payments of $25,000 per month under a note issued to the Company in connection with the sale of its keno operations. The Company believes that such cash and anticipated cash receipts, collectively, are sufficient to fund the Company s operations through the end of 1997, based on the Company s current level of operations and projected expenditures. If the Company is unable to generate additional cash through the charter of the Gold Coast Barge, sales of assets, or otherwise, the Company will probably not have sufficient cash to operate beyond such date. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. If either action is required to be pursued, all such obligations would probably not be completely satisfied and stockholders of the Company would probably not recover any of their investment in the Company.

As of June 30, 1997, the Company had recorded as "Restricted Cash" in the accompanying unaudited Consolidated Interim Financial Statements approximately $379,000 attributable to profit distributions and interest thereon received by the Company relating to the Company s 24.5% beneficial equity interest (the "RSR Interest") in RSR, LLC, a limited liability company formed by the Company and a group of non-affiliated individuals, representing the equivalent of a 4.9% equity interest in a riverboat gaming and entertainment complex in the City of Rising Sun, Indiana on the Ohio River. Legal title to the RSR Interest has been transferred by the Company to NBD Bank, N.A., as trustee ("NBD"). NBD is holding the distributions received in respect of the RSR Interest in trust until such time as NBD sells or otherwise disposes of the RSR Interest in accordance with the provisions of a trust agreement entered into between the Company and NBD.

          NOTE 3:  SIGNIFICANT DEVELOPMENTS WITH RESPECT TO INVESTMENTS

Mississippi

For a discussion of significant developments since December 31, 1996 with respect to the Company s investment in Mississippi, see Note 2.

Harolds Club Casino

Prior to 1996, Shamrock assumed responsibility for all carrying costs of the Harolds Club property in Reno, Nevada including, but not limited to, lease payments under certain land leases held by the Company related to the Harolds Club, taxes, insurance and utilities. However, such land leases have not been transferred to Shamrock and therefore the Company is obligated to make all lease payments. Even if the Company transfers to Shamrock all of the Company's rights, title and interest in such leases, the Company could still be ultimately obligated under such leases, pursuant to certain guaranties of lease executed by the Company. The Company has been informed by Shamrock and the lessors under such leases that Shamrock has not made any lease payments from April 1996 through July 1997 due under such leases or quarterly property taxes due under such leases, collectively totaling approximately $1,558,000. The lessors have, among other rights, the right to terminate the respective leases and hold the Company responsible for all obligations under such leases through the end of the respective lease terms. The Company has recorded the unpaid lease payments and property taxes from April 1996 through June 1997 totaling approximately $1,485,000 (the "Unpaid Harolds Obligations") as current liabilities as of June 30, 1997. The Company has also recorded the amounts of the Unpaid Harolds Obligations as a receivable due from Shamrock, but, as a result of the Company s determination that there is a substantial likelihood that such amounts will be uncollectible, has fully reserved for such amounts at the same time such amounts have been recorded as a receivable. In September 1996, Shamrock and the Company entered into an agreement pursuant to which Shamrock has agreed, upon the sale of the Harolds Club, to reimburse the Company for
(i) all costs and expenses, in an amount not to exceed $15,000, incurred by the Company in connection with such sale, (ii) all reasonable attorneys fees incurred by the Company in connection with litigation commenced against, among others, the Company by the five lessors of the Harolds Club property seeking, among other relief, payment of all unpaid lease payments and property taxes (see Note 6), and (iii) all reasonable costs and expenses incurred by the Company in connection with the operation and maintenance of the Harolds Club.

One of the land leases relating to the Harolds Club expired in June 1997. On March 25, 1997, the Company exercised its option to renew such land lease. However, the lessor has advised the Company that such option may not be exercised until all defaults currently existing under such land lease, including defaults in the payment of rent and real property taxes, are cured in full. If such land lease is not renewed, sale or development of the Harolds Club could be adversely affected.

Mobile, Alabama

On July 2, 1997, the Company agreed to sell the GM&O Building in Mobile, Alabama to the City of Mobile for approximately $423,000, subject to approval of the City Council of the City of Mobile. The GM&O building is recorded as "Investments-Current" in the amount of $375,000 in the accompanying unaudited Consolidated Interim Financial Statements. The Company intends to use the net sales proceeds for working capital purposes. The sale is scheduled to close on or before August 31, 1997; there can be no assurance, however, that the City Council of the City of Mobile will approve the purchase of the GM&O Building.

NOTE 4:  AMOUNTS DUE TO RELATED PARTIES AND LONG-TERM DEBT

The Company is delinquent in the payment of (i) interest due under the Company s various loan agreements with Shamrock and (ii) rent which was due under an operating lease between the Company and Bennett Management (the "SCS Lease") with respect to a riverboat vessel and supporting barge, which SCS Lease Shamrock orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock. The Company has therefore classified all indebtedness due to Shamrock as current liabilities in the accompanying unaudited Consolidated Interim Financial Statements. At June 30, 1997 and December 31, 1996, the Company had outstanding amounts due Shamrock of approximately $58,823,000 and $54,959,000, respectively, including accrued interest of approximately $13,959,000 and

$11,217,000, respectively. Such amounts due Shamrock also include approximately $2,701,000 due under the SCS Lease and accrued dividends of approximately $1,653,000 and $1,353,000 at June 30, 1997 and December 31, 1996, respectively, on the Company s Series C Cumulative Preferred Stock ("Series C Preferred Stock") and Series D Cumulative Preferred Stock ("Series D Preferred Stock"). The outstanding amount due Shamrock at June 30, 1997 represents approximately 91% of the Company s liabilities as of such date and is substantially in excess of the Company s estimates of the fair value of the Company s assets.

The balance of long-term debt at June 30, 1997 and December 31, 1996 is comprised of approximately (i) $1,066,000, at the end of each period, related to a working capital line of credit, (ii) $2,041,000, at the end of each period, related to a term loan to assist the Company in financing pertaining to a casino in Biloxi, Mississippi which the Company owned, managed and operated in prior years (the "Gold Shore Casino"), (iii) $5,918,000 and $5,096,000, respectively, of PMCC/Bennett Debt, (iv) $384,000, at the end of each period, related to the Company s utilization of slot machine sales proceeds, which slot machines were beneficially owned by Bennett Management and which slot machine proceeds Shamrock orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock and (v) $31,101,000, at the end of each period, related to project financing for the Gold Shore Casino.

In addition to the Company s indebtedness to Shamrock, at June 30, 1997 and December 31, 1996, the Company owed approximately $13,000 and $123,000, respectively, under a mortgage note payable.

NOTE 5:  OTHER RELATED PARTY ISSUES

Shamrock, of which the Trustee is the sole stockholder, owns (i) 4,423,454 shares of Common Stock, and (ii) all of the Company s outstanding Series A Preferred Stock, convertible into, and voting as, 1,399,565 shares of Common Stock. Additionally, the Trustee owns (i) an additional 1,500,000 shares of Common Stock and (ii) all of the Company s outstanding Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, convertible as of July 31, 1997 into approximately 487,615,000 shares of Common Stock. The Company does not have a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock. On April 1, 1996 the Board of Directors voted to request the stockholders of the Company to approve an amendment to the Company s Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares no later than the next annual meeting of the Company s stockholders. The Board of Directors has not set a date for such annual meeting. Assuming the Trustee converted as of July 31, 1997 that number of shares of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock convertible into the total number of the Company s presently authorized but unissued shares of Common Stock (i.e. 37,467,898 shares), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 86.8% of the total outstanding shares of Common Stock and approximately 87.1% of the total voting power represented by the total outstanding voting securities of the Company. Assuming the Company s stockholders approve an amendment to the Company s Restated Certificate of Incorporation increasing the number of authorized shares of

Common Stock to 500,000,000 shares and the Trustee converted as of July 31, 1997 that number of shares of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock convertible into the total number of the Company s authorized but unissued shares of Common Stock immediately after giving effect to such amendment (i.e. resulting in a total of 487,467,898 shares of Common Stock being issued to the Trustee as of such date), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 98.7% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company.

NOTE 6:  CONTINGENCIES

As discussed in the Company s Quarterly Report on Form 10-QSB for the period ended March 31, 1997, the Company has filed suit against PMCC and President Riverboat Casino - Mississippi, Inc. In its answer, PMCC denies all material allegations and also claims that the Company has breached the Charter Agreement by breaching the covenant of quite enjoyment premised upon the litigation commenced as to the Company by the committees for unsecured creditors in the bankruptcy proceedings of AMGAM and AGRM in the respective bankruptcy proceedings. PMCC has also filed a counterclaim against the Company seeking damages for alleged defamation as a result of the Company s May 1997 press release regarding the filing of the suit by the Company against PMCC and President Riverboat Casino - Mississippi, Inc. Outside counsel to the Company, due to the limited facts available on this matter, is unable to predict the outcome of these suits. If the Company does not, by some means, (i) receive its portion of the PMCC Payments due from PMCC under the Charter Agreement or
(ii) agree with PMCC, with the concurrence of the Committees and Shamrock, on a mutually acceptable amended charter agreement, or if PMCC prevails on its counterclaim, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. If either action is required to be pursued, all such obligations would probably not be completely satisfied and stockholders of the Company would probably not recover any of their investment in the Company.

As discussed in the Company s Quarterly Report on Form 10-QSB for the period ended March 31, 1997, the five lessors of the Harolds Club property have filed suit against, among others, the Company and Shamrock. The Company has filed answers in four actions which had been stayed until April 15, 1997. Trial dates have been set for September 4, 1997 and November 20, 1997 in two of the actions and a third action has been stayed to permit arbitration between the plaintiff and one of the defendants. An amended pleading has been filed in one of the actions which the Company will answer when due. Although the Company has filed an answer to the cross-claims of Hughes Properties, Inc. and Fitzgeralds Reno, Inc., the other defendants in the fifth action, the plaintiff has not requested that an answer be filed by the Company and the pleadings in this case remain open. As pleadings are not yet closed, discovery is not completed and depositions have not commenced, outside counsel to the Company, due to the limited facts available on this matter, is unable to predict the outcome of these suits. However, should the plaintiffs prevail, these suits would have a material adverse effect on the Company s business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. If either action is required to be pursued, it is unlikely that all such obligations would be completely satisfied or that stockholders of the Company would recover any of their investment in the Company.

NOTE 7:  DECONSOLIDATION OF AMGAM AND AGRM

As a result of the bankruptcy proceedings under Chapter 11 of the Code with respect to AMGAM and AGRM, and the expected liquidation of these subsidiaries in the near future, the Company s control of these entities is likely to be temporary. In accordance with generally accepted accounting principles, the Company has elected to deconsolidate AMGAM and AGRM and present the results of operations for AMGAM and AGRM on the equity basis of accounting as a single line item in the accompanying unaudited Consolidated Interim Statements of Operations for financial reporting purposes. A combined unaudited condensed balance sheet of these entities as of June 30, 1997 and December 31, 1996 is as follows:

                                                 June 30,    December 31,
                                                   1997           1996
Assets
     Current Assets and Other                  $3,783,000      $3,897,000
     Property and Equipment, Net                   41,000          41,000
                                               __________      __________

               Total Assets                    $3,824,000      $3,938,000
                                               ===========     ==========

Liabilities and Stockholders  Deficiency
________________________________________

     Current Liabilities                       $26,480,000    $25,005,000
     Amounts Due to Parent                      12,147,000     12,147,000
     Stockholders  Deficiency                  (34,803,000)   (33,214,000)
                                              _____________  _____________

          Total Liabilities and Stockholders
            Deficiency
                                              $  3,824,000    $ 3,938,000
                                              ============    ===========


NOTE 8:  RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 specifies the computation, presentation and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the Company s consolidated statement of operations and a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share, which replaces primary earnings per share, excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period.

Diluted earnings per share will include the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method. Currently, the Company s common stock equivalents would be excluded from the calculation because they have an antidilutive effect on net loss per share.

SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted by the Company for the fourth quarter and year ending December 31, 1997, all prior years earnings per share information will be required to be restated.

Assuming that SFAS No. 128 had been implemented, the pro forma amounts of basic earnings per share and diluted earnings per share for the three and six month periods ended June 30, 1997 and 1996 would not have differed from the net loss per share disclosed in the accompanying unaudited Consolidated Interim Statements of Operations.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 130 effective January 1, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. The Company does not expect adoption of this statement to result in changes to its presentation of financial information. The Company expects to adopt SFAS No. 131 effective January 1, 1998.

ITEM 2.  MANAGEMENT S DISCUSSION AND ANALYSIS

Results of Operations: Comparison of the three month periods ended June 30, 1997 and June 30, 1996

Revenues

Revenues for the three months ended June 30, 1997 amounted to approximately $379,000, a decrease of approximately $603,000 or approximately 61% compared to the three months ended June 30, 1996. For the three months ended June 30, 1997, the Company recorded revenues of approximately $377,000 attributable to the RSR Interest (see Note 2). For the three months ended June 30, 1996, the Company recorded revenues of approximately $986,000 from PMCC Payments. For the three months ended June 30, 1997, the Company recorded PMCC Payments as PMCC/Bennett Debt and not as revenue (see Note 1).

Costs and Expenses

Selling, general and administrative expenses were approximately $407,000 for the three months ended June 30, 1997, representing a decrease of approximately $519,000 or approximately 56% when compared to the three months ended June 30, 1996. The decrease in selling, general, and administrative expenses was primarily due to the Company s current business direction of holding equity interests in casino gaming projects, resulting in reduced legal and personnel expenses.

Casino project development costs for the three months ended June 30, 1996 were approximately $95,000. No expenses were classified as casino project development costs for the three months ended June 30, 1997 consistent with the Company s current business direction, discussed above.

Depreciation and amortization expense was approximately $295,000 for the three months ended June 30, 1997, representing an increase of approximately $37,000 or approximately 14% when compared to the three months ended June 30, 1996. The increase in depreciation and amortization expense was primarily due to an increase of approximately $53,000 related to the Gold Coast Barge. The Gold Coast Barge was being depreciated over a useful life of 25 years for the three months ended June 30, 1996; the Company reevaluated the useful life of the Gold Coast Barge in the fourth quarter of 1996 and determined that it has a useful life of 10 years.

The Company wrote down approximately $19,000 for the three months ended June 30, 1996 related to certain furniture, fixtures and equipment; no such writedown was recorded for the three months ended June 30, 1997.

Equity in losses of subsidiaries in bankruptcy for the three months ended June 30, 1996 is attributable to an accrual of $250,000 as management s estimate of additional settlement liabilities to be paid out of the PMCC Payments; no such accrual was recorded for the three months ended June 30, 1997.

Net interest expense for the three months ended June 30, 1997 was approximately $1,364,000, a decrease of approximately $13,000 or approximately 1% compared to the three months ended June 30, 1996. Interest expense decreased approximately $18,000 while interest income decreased approximately $5,000 during the three months ended June 30, 1997 compared to the three months ended June 30, 1996. The decrease in interest expense was primarily due to a decrease of approximately $159,000 attributable to amortization of deferred financing fees, partially offset by an increase of approximately $143,000 attributable to PMCC/Bennett Debt. In the third quarter of 1996, the Company wrote off all deferred financing fees, therefore no such costs were incurred for the three months ended June 30, 1997.

Results of Operations: Comparison of the six month periods ended June 30, 1997 and June 30, 1996

Revenues

Revenues for the six months ended June 30, 1997 amounted to approximately $380,000, a decrease of approximately $1,786,000 or approximately 82% compared to the six months ended June 30, 1996. For the six months ended June 30, 1997, the Company recorded revenues of approximately $377,000 attributable to the RSR Interest (see Note 2). For the six months ended June 30, 1996, the Company recorded revenues of (i) approximately $1,972,000 from PMCC Payments and (ii) approximately $194,000 attributable to keno operations. For the six months ended June 30, 1997, the Company recorded PMCC Payments as PMCC/Bennett Debt and not as revenue (see Note 1). The Company s keno assets and operations were sold on March 28, 1996 and therefore no keno revenues were generated during the six months ended June 30, 1997.

Costs and Expenses

Direct operating expenses and cost of sales were approximately $65,000 for the six months ended June 30, 1996. The Company s keno assets and operations were sold on March 28, 1996 and therefore no such costs were incurred for the six months ended June 30, 1997.

Selling, general and administrative expenses were approximately $744,000 for the six months ended June 30, 1997, representing a decrease of approximately $567,000 or approximately 43% when compared to the six months ended June 30, 1996. The decrease in selling, general, and administrative expenses was primarily due to the Company s current business direction of holding equity interests in casino gaming projects, resulting in reduced legal and personnel expenses, and a decrease of approximately $96,000 in keno related expenses, resulting from the sale of the Company s keno assets and operations on March 28, 1996.

Casino project development costs for the six months ended June 30, 1996 were approximately $233,000. No expenses were classified as casino project development costs for the six months ended June 30, 1997 as a result of the Company s current business direction.

Depreciation and amortization expense was approximately $592,000 for the six months ended June 30, 1997, representing a decrease of approximately $76,000 or approximately 11% when compared to the six months ended June 30, 1996. The decrease in depreciation and amortization expense was primarily due to a decrease of approximately $141,000 related to the Company s keno assets which were sold on March 28, 1996, partially offset by an increase of approximately $108,000 related to the Gold Coast Barge. The Gold Coast Barge was being depreciated over a useful life of 25 years for the six months ended June 30, 1996; the Company reevaluated the useful life of the Gold Coast Barge in the fourth quarter of 1996 and determined that it has a useful life of 10 years.

The Company wrote down approximately $19,000 for the six months ended June 30, 1996 related to certain furniture, fixtures and equipment; no such writedown was recorded for the six months ended June 30, 1997.

Equity in losses of subsidiaries in bankruptcy for the six months ended June 30, 1996 is attributable to an accrual of $250,000 as management s estimate of additional settlement liabilities to be paid out of the PMCC Payments; no such accrual was recorded for the six months ended June 30, 1997.

Net interest expense for the six months ended June 30, 1997 was approximately $2,708,000, a decrease of approximately $92,000 or approximately 3% compared to the six months ended June 30, 1996. Interest expense decreased approximately $82,000 while interest income increased approximately $10,000 during the six months ended June 30, 1997 compared to the six months ended June 30, 1996. The decrease in interest expense was primarily due to decreases of approximately $318,000 attributable to amortization of deferred financing fees and approximately $25,000 attributable to the repayment of indebtedness due to Shamrock and Bennett Funding in the first quarter of 1996, partially offset by an increase of approximately $276,000 attributable to PMCC/Bennett Debt. In the third quarter of 1996, the Company wrote off all deferred financing fees, therefore no such costs were incurred for the six months ended June 30, 1997. The increase in interest income was principally attributable to an increase of approximately $15,000 associated with a note receivable for the Company s keno assets which were sold on March 28, 1996.

The Company recorded a net gain of approximately $2,000 for the six months ended June 30, 1997 related to the sale of certain furniture, fixtures and equipment. The Company recorded a net gain of approximately $948,000 on the sale of keno operations for the six months ended June 30, 1996.

Changes in Financial Condition, Liquidity and Capital Resources

As of June 30, 1997, the Company had no committed financing arrangements and a working capital deficiency of approximately $58,518,000. For a discussion of liquidity and capital resources, see Note 2 to the unaudited Consolidated Interim Financial Statements.

Risk Factors; Forward Looking Statements

Management s Discussion and Analysis contains forward-looking statements regarding the Company s future plans, objectives and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company s actual results to differ materially from those expressed in the forward-looking statements. These factors include, among others, the uncertainties related to (i) the Company s ability to obtain sufficient funds for its operations, through the charter of the Gold Coast Barge, sales of assets, or otherwise, (ii) obtaining Shamrock s and, if necessary, Bennett Management s agreement to modify, terminate or restructure on terms acceptable to the Company all obligations due from the Company to

Shamrock and, if applicable, Bennett Management, (iii) consummating the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, (iv) satisfactorily resolving the legal proceedings filed against the Company (see Note 6 to the unaudited Consolidated Interim Financial Statements), and (v) the legal problems described above relating to certain Bennett Entities (see Notes 1 and 2 to the unaudited Consolidated Interim Financial Statements).

PART II.      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 6 to the unaudited Consolidated Interim Financial Statements.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

For a discussion of defaults with respect to the Company s indebtedness due to Shamrock, see Notes 2 and 4 to the unaudited Consolidated Interim Financial Statements.

The Company has accrued and declared, but has not paid as of July 31, 1997, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series C Preferred Stock as of December 31, 1994. The Company has accrued and declared, but has not paid as of July 31, 1997, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series D Preferred Stock as of December 31, 1994.

Additionally, the Company has accrued, but has not declared or paid as of July 31, 1997, dividends totaling approximately $725,000 which were due and payable on the outstanding shares of its Series C Preferred Stock from January 1, 1995 through June 30, 1997. The Company has accrued, but has not declared or paid as of July 31, 1997, dividends totaling approximately $625,000 which were due and payable on the outstanding shares of its Series D Preferred Stock from January 1, 1995 through June 30, 1997. Although such dividends do not constitute actual liabilities of the Company until declared, the Company has accrued for such dividends because, under the terms of the Series C Preferred Stock and the Series D Preferred Stock, dividends are cumulative whether or not declared and the Company is prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends are unpaid. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


Exhibit Number                  Description


11                              Computation of Earnings Per Share.

27                              Financial Data Schedule



(b)     Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



American Gaming & Entertainment, Ltd.


Date:       8/5/97                  By:    /s/ J. Douglas Wellington
      _________________________        ___________________________
                                       J. Douglas Wellington
                                       President and Chief Executive
                                       Officer, and Principal
                                       Accounting Officer

EXHIBIT INDEX




EXHIBIT NO.      DESCRIPTION                           PAGE NO.
___________      ___________                           ________

11               Computation of Earnings Per Share.      22

27               Financial Data Schedule                 23