Form 10QSB
period 1997-09-30
AMERICAN GAMING & ENTERTAINMENT LTD /DE
filed 1997-11-14
CIK 851249

              U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                          Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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


           One Woodland Avenue, Paramus, New Jersey 07652
           ______________________________________________
              (Address of principal executive offices)

                          (609) 822-8505
                    ___________________________
                    (Issuer s telephone number)

Bayport One, Yacht Club Drive, Suite 300, West Atlantic City, NJ 08232
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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


                   Class                      Outstanding at October 31, 1997
  ____________________________________              ____________________________
     Common Stock, $.01 par value                        12,532,102 shares

               AMERICAN GAMING & ENTERTAINMENT, LTD.
                           CONSOLIDATED BALANCE SHEETS
                               (Unaudited)


                                                            September 30,      December 31,
                                                                1997              1996
                                                            ___________       ____________
ASSETS

Current Assets
  Cash                                                      $   353,000       $   265,000
  Restricted cash                                               381,000               -
  Prepaid expenses                                              250,000           397,000
  Investments - current                                         375,000           485,000
  Other current assets                                          446,000           293,000
                                                            ___________       ___________
Total current assets                                          1,805,000         1,440,000

Casino barge and improvements, subject to lease, net of
 accumulated depreciation of $3,479,000 - 1997
 and $2,599,000 - 1996                                        9,114,000         9,994,000

Furniture, fixtures and equipment, net of accumulated
 depreciation of $68,000 - 1997 and $64,000 - 1996               16,000            19,000

Investments                                                      56,000            54,000
Other non-current assets                                        530,000           729,000
                                                            ___________       ___________

                                                            $11,521,000       $12,236,000
                                                            ===========       ===========

See Notes to Consolidated Financial Statements


                    AMERICAN GAMING & ENTERTAINMENT, LTD.
                       CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                                           September 30,      December 31,
                                                              1997               1996
                                                            _____________      ______________
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Amounts due to related parties:
    Accrued interest                                        $   15,374,000      $  11,217,000
    Dividends payable                                            1,803,000          1,353,000
    Accrual for lease costs                                      2,701,000          2,701,000
    Current portion of long term debt                           40,510,000         39,688,000
                                                            ______________        ___________
                                                                60,388,000         54,959,000

  Accounts payable                                                 133,000             75,000
  Accrued payroll and related expenses                              10,000             13,000
  Accrued expenses and other current liabilities                 1,640,000          1,553,000
  Current portion of mortgage note payable                           4,000             27,000
                                                            ______________        ___________
Total current liabilities                                       62,175,000         56,627,000

Long term portion of estimated net liabilities for
  subsidiaries in bankruptcy                                     4,500,000          4,500,000
Long term portion of mortgage note payable                          -                  96,000
                                                            ______________        ___________
                                                                66,675,000         61,233,000
                                                            ______________        ___________

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, 1,000,000 shares authorized:
  Series A preferred stock, par value $.01 per share,
  55,983 shares issued                                               1,000              1,000
  Series C and D cumulative preferred stock, and Series E
  preferred stock, par value $.01 per share, 4,000 shares
  authorized and issued for each series                         14,286,000         13,336,000
Common stock, par value $.01 per share; 50,000,000 shares
  authorized, 12,532,102 shares issued (including 24,035
  shares held in treasury)                                         126,000            126,000
Additional paid-in capital                                      43,754,000         45,154,000
Cost of shares held in treasury                                    (25,000)           (25,000)
Accumulated deficit                                           (113,296,000)      (107,579,000)
                                                            _______________    ______________
                                                               (55,154,000)       (48,987,000)
                                                            _______________    ______________
                                                            $   11,521,000     $   12,236,000
                                                            ===============    ==============

See Notes to Consolidated Financial Statements

                                                                            AMERICAN GAMING & ENTERTAINMENT LTD.
                                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                         (Unaudited)

                                                Three months ended September 30,           Nine months ended September 30,
                                              ___________________________________       ____________________________________
                                                   1997                1996                 1997               1996
                                              _______________      _______________      _________________  _________________
Revenues                                      $      136,000       $        9,000       $    516,000       $    2,181,000
                                              _______________      _______________      _________________  _________________

Costs and expenses
  Direct operating and cost of sales                    -                    -                    -                 65,000
  Selling, general and administrative                503,000            1,036,000            1,247,000           2,347,000
  Casino project development costs                                        100,000                 -                204,000
  Depreciation and amortization                      295,000              248,000              887,000             916,000
  Writedown of impaired assets                          -               2,485,000                 -              2,504,000
  Equity in losses of subsidiaries
   in bankruptcy                                        -                    -                    -                250,000
                                              _______________      _______________      _________________  _________________
Total costs and expenses                             798,000            3,869,000            2,134,000           6,286,000
                                              _______________      _______________      _________________  _________________

Operating loss                                      (662,000)         (3,860,000)           (1,618,000)         (4,105,000)
                                              _______________      _______________      _________________  _________________

Other income (expense)
  Interest income                                     19,000               21,000                57,000             49,000
  Interest expense                                (1,415,000)          (4,781,000)           (4,161,000)        (7,609,000)
  Net gain on sale of investments                      3,000               (8,000)                5,000            940,000
                                              _______________      _______________      _________________  _________________
Total other income (expense)                      (1,393,000)          (4,768,000)           (4,099,000)        (6,620,000)
                                              _______________      _______________      _________________  _________________

Net loss                                          (2,055,000)          (8,628,000)           (5,717,000)       (10,725,000)

Dividends and accretion on preferred stock           467,000              467,000             1,400,000          1,342,000
                                              _______________      _______________      _________________  _________________


Net loss for common stockholders              $   (2,522,000)      $  (9,095,000)       $   (7,117,000)       (12,067,000)
                                              ================     ===============      =================  =================


Net loss per common share                     $        (0.20)      $      (0.73)                 (0.57)             (0.96)
                                              ===============     ===============      =================  =================

Weighted average number of common
  shares outstanding                              12,532,102          12,532,102            12,532,102         12,532,102
                                              ==============       =============       ================   =================
See Notes to Consolidated Financial Statements

                        AMERICAN GAMING & ENTERTAINMENT LTD.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                        Nine months ended September 30,
                                                      ____________________________________
                                                          1997                  1996
                                                      ________________     _______________
OPERATING ACTIVITIES
Net loss                                              $    (5,717,000)      $(10,725,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Restricted proceeds from investment                      (513,000)              -
    Depreciation and amortization                             887,000            916,000
    Accrued interest                                        4,157,000          3,648,000
    Amortization of deferred financing costs                     -             3,822,000
    Writedown of impaired assets                                 -             2,504,000
    Equities in losses of subsidiaries in bankruptcy             -               250,000
    Net gain on sale of keno operations                          -              (948,000)
    Net loss on sales/writeoffs of furniture, fixtures and
      equipment                                                  -                 8,000
Changes in operating assets and liabilities
    Other current assets                                      149,000           (503,000)
    Other non-current assets                                   (6,000)           (37,000)
    Accounts payable, accrued expenses and
      other current liabilities                               142,000           (826,000)
                                                      ________________      ______________
              Net cash used in operating activities          (901,000)        (1,891,000)
                                                      ________________      ______________
Investing activities
Proceeds from asset dispositions                              110,000            122,000
Proceeds from sale of keno operations                            -               500,000
Proceeds from return of investment deposit                       -             1,027,000
                                                      ________________      ______________
            Net cash provided by investing activities         110,000          1,649,000
                                                      ________________      ______________
Financing Activities
Proceeds from notes receivable and other long-term
    assets                                                    176,000            107,000
Utilization of proceeds from charter of casino                822,000            985,000
    barge
Principal payments on notes payable and other
    long-term obligations                                    (119,000)        (1,287,000)
                                                      ________________      ______________

            Net cash provided by (used in)
                 financing activities                         879,000           (195,000)
                                                      ________________      ______________
                  Increase (decrease) in cash                                    88,000           (437,000)
Cash at beginning of year                                     265,000            487,000
                                                      ________________      ______________
Cash at end of period                                 $       353,000             50,000
                                                      ================      ==============
See Notes to Consolidated Financial Statements
/TABLE

AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. The unaudited Consolidated Interim Financial Statements include the accounts of American Gaming & Entertainment, Ltd. and its subsidiaries (collectively, the "Company"). The unaudited Consolidated Interim Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (including normal recurring accruals) and disclosures (including events occurring subsequent to September 30, 1997) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997. For further information, reference is also made to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

Based upon (a) a verbal understanding which the Company believed it had with Shamrock to allow the Company to utilize and retain the rental payments ("PMCC Payments") from President Mississippi Charter Corporation ("PMCC") under an agreement (the "Charter Agreement") whereby PMCC is leasing the Gold Coast Casino barge and related leasehold improvements (collectively, the "Gold Coast Barge") while the Company and Shamrock were negotiating the terms of a comprehensive restructuring and (b) the course of conduct of Shamrock from January 1, 1996 through June 1996, the Company utilized, retained and initially recorded as revenues the

PMCC Payments from January 1, 1996 through June 30, 1996. However, because there is no agreement with the Trustee (the "Trustee") for Bennett Funding and Bennett Management under Chapter 11 of the U.S. Bankruptcy Code (the "Code") allowing the Company to utilize and retain the PMCC Payments, in the fourth quarter of 1996 the Company (1) reversed as revenue the PMCC Payments from January 1, 1996 through June 30, 1996, (2) recorded such payments as indebtedness due to Shamrock ("PMCC/Bennett Debt") and (3) recorded interest expense on such PMCC/Bennett Debt. Such adjustments were the result of a change in circumstances, and accordingly the Company has not restated the accompanying unaudited Consolidated Interim Financial Statements for the three or nine months ended September 30, 1996. Certain reclassifications have been made to the 1996 amounts in order to conform to the classifications used in 1997.

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

For a discussion of specific factors affecting the Company s liquidity and continuation of business, see the Company s Annual Report on Form 10-KSB for the year ended December 31, 1996 and Quarterly Report on Form 10-QSB for the periods ended March 31, 1997 and June 30, 1997.

The Company had available cash of approximately $553,000 as of October 31, 1997 and its only current significant source of cash is payments of $25,000 per month under a note issued to the Company in connection with the sale of its keno operations. The Company believes that such cash and anticipated cash receipts, collectively, are sufficient to fund the Company s operations through the end of 1997, based on the Company s current level of operations and projected expenditures. If the Company is unable to generate additional cash through the charter of the Gold Coast Barge, sales of assets, or otherwise, the Company will probably not have sufficient cash to operate beyond such date. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. If either reorganization or liquidation is necessary, all of the Company's obligations would probably not be completely satisfied and stockholders of the Company would probably not recover any of their investment in the Company. The Company has entered into a term sheet (the "Charter Term Sheet") with PMCC, Shamrock and the committees for unsecured creditors in the bankruptcy proceedings of AMGAM and AGRM (collectively, the "Committees"), pursuant to which, if such term sheet is approved by the United States Bankruptcy Court, Southern District of Mississippi (the "Court"), PMCC shall pay into an escrow account (the "Escrow Account") for the benefit of the creditors of AMGAM and AGRM (i) $1,525,000 in the fourth quarter of 1997 and
(ii) a monthly charter payment of $215,000 for 28 1/2 months, commencing December 1, 1997 and ending on April 15, 2000 (the "Charter Term"), from which amounts the Company will receive approximately (i) $229,000 in a lump sum payment and (ii) approximately $32,000 per month during the Charter Term (see Notes 6 and 9). There can be no assurance, however, that such term sheet will be approved by the Court or that the Court will approve payments to the Company from the Escrow Account prior to confirmation of a plan of liquidation for AMGAM and AGRM. The Company has also entered into an agreement with Shamrock pursuant to which, upon receipt of the above amounts from PMCC, Shamrock will receive (i) $915,000 in a lump sum payment and (ii) $129,000 per month, which amounts will reduce the Company's indebtedness to Shamrock (see
Note 4).

As of September 30, 1997, the Company had recorded as "Restricted Cash" in the accompanying unaudited Consolidated Interim Financial Statements approximately $381,000 attributable to profit distributions and interest thereon received by the Company relating to the Company s 24.5% beneficial equity interest (the "RSR Interest") in RSR, LLC, a limited liability company formed by the Company and a group of non-affiliated individuals, representing the equivalent of a 4.9% equity interest in a riverboat gaming and entertainment complex in the City of Rising Sun, Indiana on the Ohio River. Legal title to the RSR Interest has been transferred by the Company to NBD Bank, N.A., as trustee ("NBD"). NBD is holding the distributions received in respect of the RSR Interest in trust until such time as NBD sells or otherwise disposes of the RSR Interest in accordance with the provisions of a trust agreement entered into between the Company and NBD.

NOTE 3:  SIGNIFICANT DEVELOPMENTS WITH RESPECT TO INVESTMENTS

Mississippi

For a discussion of significant developments since December 31, 1996 with respect to the Company s investment in Mississippi, see Notes 2 and 8. See
Note 6 for discussions of
settlements of (i) a complaint brought by IGT   North America ("IGT") and (ii)
a suit brought by the Company against PMCC and President Riverboat Casino - Mississippi, Inc.

Harolds Club Casino

Prior to 1996, Shamrock assumed responsibility for all carrying costs of the Harolds Club property in Reno, Nevada including, but not limited to, lease payments under certain land leases held by the Company related to the Harolds Club, taxes, insurance and utilities. However, such land leases have not been transferred to Shamrock and therefore the Company is obligated to make all lease payments. Even if the Company transfers to Shamrock all of the Company's rights, title and interest in such leases, the Company could still be ultimately obligated under such leases, pursuant to certain guaranties of lease executed by the Company. The Company has been informed by Shamrock and the lessors under such leases that Shamrock has not made any lease payments from April 1996 through October 1997 due under such leases or quarterly property taxes due under such leases, collectively totaling approximately $1,725,000. The lessors have, among other rights, the right to terminate the respective leases and hold the Company responsible for all obligations under such leases through the end of the respective lease terms. The Company has recorded the unpaid lease payments and property taxes from April 1996 through September 1997 totaling approximately $1,673,000 (the "Unpaid Harolds Obligations") as current liabilities as of September 30, 1997. The Company has also recorded the amounts of the Unpaid Harolds Obligations as a receivable due from Shamrock, but, as a result of the Company's determination that there is a substantial likelihood that such amounts will be uncollectible, the Company has fully reserved for such amounts at the same time such amounts have been recorded as a receivable.

Mobile, Alabama

On July 2, 1997, the Company agreed to sell the GM&O Building in Mobile, Alabama to the City of Mobile for approximately $423,000, subject to approval of the City Council of the City of Mobile. The GM&O Building is recorded as "Investments - Current" in the amount of $375,000 in the accompanying unaudited Consolidated Interim Financial Statements. The Company intends to use the net sales proceeds for working capital purposes. The sale was scheduled to close on or before September 30, 1997, but such closing has been postponed until such time as the sale has been approved by the State Department of Transportation of Alabama ("ALDOT"). There can be no assurance, however, that ALDOT will approve the purchase of the GM&O Building by the City of Mobile.

NOTE 4:  AMOUNTS DUE TO RELATED PARTIES AND LONG-TERM DEBT

The Company is delinquent in the payment of (i) interest due under the Company's various loan agreements with Shamrock and (ii) rent which was due under an operating lease between the Company and Bennett Management (the "SCS Lease") with respect to a riverboat vessel and supporting barge, which SCS Lease Shamrock orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock. The Company has therefore classified all indebtedness due to Shamrock as current liabilities in the accompanying unaudited

Consolidated Interim Financial Statements. At September 30, 1997 and December 31, 1996, the Company had outstanding amounts due Shamrock of approximately $60,388,000 and $54,959,000, respectively, including accrued interest of approximately $15,374,000 and $11,217,000, respectively. Such amounts due Shamrock also include approximately $2,701,000 due under the SCS Lease and accrued dividends of approximately $1,803,000 and $1,353,000 at September 30, 1997 and December 31, 1996, respectively, on the Company's Series C Cumulative Preferred Stock ("Series C Preferred Stock") and Series D Cumulative Preferred Stock ("Series D Preferred Stock"). The outstanding amount due Shamrock at September 30, 1997 represents approximately 90.6% of the Company's liabilities as of such date and is substantially in excess of the Company's estimates of the fair value of the Company's assets.

The balance of long-term debt at September 30, 1997 and December 31, 1996 is comprised of approximately (i) $1,066,000, at the end of each period, related to a working capital line of credit, (ii) $2,041,000, at the end of each period, related to a term loan to assist the Company in financing pertaining to a casino in Biloxi, Mississippi which the Company owned, managed and operated in prior years (the "Gold Shore Casino"), (iii) $5,918,000 and $5,096,000, respectively, of PMCC/Bennett Debt, (iv) $384,000, at the end of each period, related to the Company's utilization of slot machine sales proceeds, which slot machines were beneficially owned by Bennett Management and which slot machine proceeds Shamrock orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock and (v) $31,101,000, at the end of each period, related to project financing for the Gold Shore Casino.

The Company has entered into an agreement with Shamrock pursuant to which Shamrock will receive 60% of any charter payments for the Gold Coast Barge and 67.5% of any net proceeds received from the sale of the Gold Coast Barge, which amounts will reduce the Company's indebtedness to Shamrock (see Notes 2, 6 and 9).

The Company has also agreed to repay indebtedness to Shamrock of $125,000 from the sale of Multimedia Games, Inc. preferred stock (see Note 9).

In addition to the Company's indebtedness to Shamrock, at September 30, 1997 and December 31, 1996, the Company owed approximately $4,000 and $123,000, respectively, under a mortgage note payable.

NOTE 5:  OTHER RELATED PARTY ISSUES

Shamrock, of which the Trustee is the sole stockholder, owns (i) 4,423,454 shares of Common Stock, and (ii) all of the Company's outstanding Series A Preferred Stock, convertible into, and voting as, 1,399,565 shares of Common Stock. Additionally, the Trustee owns (i) an additional 1,500,000 shares of Common Stock and (ii) all of the Company's outstanding Series C Preferred
Stock, Series D Preferred Stock and Series E Preferred Stock, convertible as of October 31, 1997 into approximately 692,256,000 shares of Common Stock. The Company does not have a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock. On April 1, 1996 the Board of Directors voted to request the stockholders of the Company to approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares no later than the next annual meeting of the Company's stockholders. The Board of Directors has not set a date for such annual meeting. Assuming the Trustee converted as of October 31, 1997 that number of shares of the Series C
Preferred Stock, Series D Preferred Stock and Series E Preferred Stock convertible into the total number of the Company's presently authorized but unissued shares of Common Stock (i.e. 37,467,898 shares), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 86.8% of the total outstanding shares of Common Stock and approximately 87.1% of the total voting power represented by the total outstanding voting securities of the Company. Assuming the Company's stockholders approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares and the Trustee converted as of October 31, 1997 that number of shares of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock convertible into the total number of the Company's authorized but unissued shares of Common Stock immediately after giving effect to such amendment (i.e. resulting in a total of 487,467,898 shares of Common Stock being issued to the Trustee as of such date), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 98.7% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company.

NOTE 6:  CONTINGENCIES

On October 13, 1997 the Company paid IGT   North America ("IGT") $375,000,
which amount had been previously accrued, to settle a lawsuit brought by IGT seeking a judgment against the Company under a guarantee of AMGAM's indebtedness to IGT totaling approximately $3,306,000.

As discussed in the Company's Quarterly Reports on Form 10-QSB for the periods ended March 31, 1997 and June 30, 1997, the Company has filed suit against PMCC and President Riverboat Casino - Mississippi, Inc. On October 22, 1997, the Company, Shamrock, the Committees (collectively, the "AMGAM Group") and PMCC entered into the Charter Term Sheet. Pursuant to the Charter Term Sheet, among other things, (i) within ten business days after an order of the court approving an amendment to the Charter Agreement incorporating the terms of the Charter Term Sheet (the "Closing Date"), PMCC shall pay $1,525,000 into the Escrow Account for the benefit of the creditors of AMGAM and AGRM (the Company and Shamrock, collectively, will be entitled to 75% of the amounts paid into the Escrow Account (see Note 9)), (ii) PMCC shall pay into the Escrow Account a monthly charter payment of $215,000 during the Charter Term, (iii) PMCC shall pay into the Escrow Account a late fee of $21,500 for each monthly charter payment which is paid later than the tenth of such month, (iv) PMCC and the AMGAM Group will fund equally an escrow account not to exceed $1,000,000 to remove the Gold Coast Barge from PMCC's Biloxi, Mississippi site at the end of the Charter Term, (v) at any time during the Charter Term, PMCC has the right to make a written offer to purchase the Gold Coast Barge, which offer shall be deemed accepted unless rejected by the AMGAM Group within thirty days of receipt of such offer, and (vi) PMCC and the AMGAM Group shall execute mutual releases and file appropriate pleadings seeking dismissal, with prejudice, of all lawsuits and counterclaims arising out of or related to the alleged breaches of the Charter Agreement. Pursuant to the Charter Term Sheet, PMCC and the AMGAM Group have agreed to stay all litigation until the Closing Date. If the Court does not approve an amendment to the Charter Agreement incorporating the terms of the Charter Term Sheet and Company does not, by some means, (i) receive its portion of the PMCC Payments due from PMCC under the Charter Agreement or (ii) agree with PMCC, with the concurrence of the Committees and Shamrock, on a mutually acceptable amended charter agreement, or if PMCC prevails on its counterclaims that the Company breached the Charter Agreement and defamed PMCC, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. If either reorganization or liquidation is necessary, all of the Company's obligations would probably not be completely satisfied and stockholders of the Company would probably not recover any of their investment in the Company.

As discussed in the Company's Quarterly Reports on Form 10-QSB for the periods ended March 31, 1997 and June 30, 1997, the five lessors of the Harolds Club property have filed suit against, among others, the Company and Shamrock seeking, among other relief, payments of all unpaid lease payments and property taxes. The Company has filed answers in four actions which had been stayed until April 15, 1997. Judgment in one of the actions has been taken against co-defendants and the lessor's claim has been satisfied. Judgment will be taken against the Company in another action in the approximate amount of $591,000. The Company is presently considering its options regarding such judgment, including appeal. If undisturbed, the judgment would have a material adverse effect on the Company's business and financial condition. The third action has been stayed to permit arbitration between the plaintiff and one of the defendants. An amended pleading has been filed in the fourth action, which the Company will answer when due. Although the Company has filed an answer in the fifth action to the cross-claims of Hughes Properties, Inc. and Fitzgeralds Reno, Inc., the other defendants in such action, the plaintiff has not requested that an answer be filed by the Company and the pleadings in this case remain open. As pleadings are not yet closed, discovery is not completed and depositions have not commenced, outside counsel to the Company, due to the facts available on this matter, is unable to predict the outcome of these remaining suits. However, should the plaintiffs prevail, these suits would have a material adverse effect on the Company's business and financial condition. If the judgment is undisturbed or the plaintiffs in the remaining suits prevail, Company would then need to pursue a formal plan of reorganization or liquidation, which would generally result in the sale of the Company's assets to satisfy outstanding obligations. If either reorganization or liquidation is necessary, it is unlikely that all of the Company's obligations would be completely satisfied or that stockholders of the Company would recover any of their investment in the Company.

NOTE 7:  DECONSOLIDATION OF AMGAM AND AGRM

As a result of the bankruptcy proceedings under Chapter 11 of the Code with respect to AMGAM and AGRM, and the expected liquidation of these subsidiaries in the near future, the Company's control of these entities is likely to be temporary. In accordance with generally accepted accounting principles, the Company has elected to deconsolidate AMGAM and AGRM and present the results of operations for AMGAM and AGRM on the equity basis of accounting as a single line item in the accompanying unaudited Consolidated Interim Statements of Operations for financial reporting purposes. A combined unaudited condensed balance sheet of these entities as of September 30, 1997 and December 31, 1996 is as follows:

                                               September 30,  December 31,
                                                   1997           1996
Assets
     Current Assets and Other                  $3,787,000      $3,897,000
     Property and Equipment, Net                   41,000          41,000
                                               __________      __________

               Total Assets                    $3,828,000      $3,938,000
                                               ===========     ==========

Liabilities and Stockholders  Deficiency
________________________________________

     Current Liabilities                       $27,171,000    $25,005,000
     Amounts Due to Parent                      12,147,000     12,147,000
     Stockholders  Deficiency                  (35,490,000)   (33,214,000)
                                              _____________  _____________

          Total Liabilities and Stockholders
            Deficiency
                                              $  3,828,000    $ 3,938,000
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

Assuming that SFAS No. 128 had been implemented, the pro forma amounts of basic earnings per share and diluted earnings per share for the three and nine month periods ended September

30, 1997 and 1996 would not have differed from the net loss per share disclosed in the accompanying unaudited Consolidated Interim Statements of Operations. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 130 effective January 1, 1998.

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

NOTE 9:  SUBSEQUENT EVENTS

See Notes 2, 4 and 6 for certain subsequent events related to the Company's investment in Mississippi. In conjunction with the execution of the Charter Term Sheet, the Company, Shamrock, AMGAM, AGRM and the Committees have agreed to amend a previously executed term sheet for a proposed liquidation of AMGAM and AGRM to provide that the Company and Shamrock, collectively, will be entitled to 75% of (i) any payments received from chartering the Gold Coast Barge and (ii) any net proceeds received from the sale of the Gold Coast Barge.

On October 10, 1997, the Company sold 12,500 shares of preferred stock of Multimedia Games, Inc. for $625,000, and recorded a net gain of approximately $625,000. The Company used $375,000 of such funds to settle a lawsuit brought by IGT (see Note 6) and $125,000 to repay indebtedness due to Shamrock (see
Note 4).

ITEM 2.  MANAGEMENT S DISCUSSION AND ANALYSIS

Results of Operations: Comparison of the three month periods ended September 30, 1997 and September 30, 1996

Revenues

Revenues for the three months ended September 30, 1997 amounted to approximately $136,000, an increase of approximately $127,000 compared to the three months ended September 30, 1996. For the three months ended September 30, 1997, the Company recorded revenues of approximately $133,000 attributable to the RSR Interest (see Note 2). No such revenues were recorded for the three months ended September 30, 1996.

Costs and Expenses

Selling, general and administrative expenses were approximately $503,000 for the three months ended September 30, 1997, representing a decrease of approximately $533,000 or approximately 51% when compared to the three months ended September 30, 1996. The decrease in selling, general, and administrative expenses was primarily due to the Company's current business direction of holding equity interests in casino gaming projects, resulting in reduced legal and personnel expenses.

Casino project development costs for the three months ended September 30, 1996 were approximately $100,000. No expenses were classified as casino project development costs for the three months ended September 30, 1997 consistent with the Company's current business direction, discussed above.

Depreciation and amortization costs were approximately $295,000 for the three months ended September 30, 1997, representing an increase of approximately $47,000 or approximately 19% when compared to the three months ended September 30, 1996. The increase in depreciation and amortization expense was primarily due to an increase of approximately $53,000 related to the Gold Coast Barge. The Gold Coast Barge was being depreciated over a useful life of 25 years for the three months ended September 30, 1996; the Company reevaluated the useful life of the Gold Coast Barge in the fourth quarter of 1996 and determined that it has a useful life of 10 years.

The Company wrote down approximately $2,146,000 and $351,000 for the three months ended September 30, 1996 related to the Gold Coast Barge and the Company's real property in Mobile, Alabama, respectively; no writedowns were recorded for the three months ended September 30, 1997.

Net interest expense for the three months ended September 30, 1997 was approximately $1,396,000, a decrease of approximately $3,364,000 or approximately 71% compared to the three months ended September 30, 1996. Interest expense decreased approximately $3,366,000 while interest income decreased approximately $2,000 during the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The decrease in interest expense was due to a decrease of approximately $3,504,000 attributable to amortization of deferred financing fees, partially offset by an increase of approximately $138,000 attributable to PMCC/Bennett Debt. In the third quarter of 1996, the Company wrote off all deferred financing fees, therefore no such costs were incurred for the three months ended September 30, 1997.

Results of Operations: Comparison of the nine month periods ended September 30, 1997 and September 30, 1996

Revenues

Revenues for the nine months ended September 30, 1997 amounted to approximately $516,000, a decrease of approximately $1,665,000 or approximately 76% compared to the nine months ended September 30, 1996. For the nine months ended September 30, 1997, the Company recorded revenues of approximately $513,000 attributable to the RSR Interest (see Note 2). For the nine months ended September 30, 1996, the Company recorded revenues of (i) approximately $1,972,000 from PMCC Payments and (ii) approximately $194,000 attributable to keno operations. For the nine months ended September 30, 1997, the Company recorded PMCC Payments as PMCC/Bennett Debt and not as revenue (see Note 1). The Company's keno assets and operations were sold on March 28, 1996 and therefore no keno revenues were generated during the nine months ended September 30, 1997.

Costs and Expenses

Direct operating expenses and cost of sales were approximately $65,000 for the nine months ended September 30, 1996. The Company's keno assets and operations were sold on March 28, 1996 and therefore no such costs were incurred for the nine months ended September 30, 1997.

Selling, general and administrative expenses were approximately $1,247,000 for the nine months ended September 30, 1997, representing a decrease of approximately $1,100,000 or approximately 47% when compared to the nine months ended September 30, 1996. The decrease in selling, general, and administrative expenses was primarily due to the Company's current business direction of holding equity interests in casino gaming projects, resulting in reduced legal and personnel expenses, and a decrease of approximately $96,000 in keno related expenses, resulting from the sale of the Company's keno assets and operations on March 28, 1996.

Casino project development costs for the nine months ended September 30, 1996 were approximately $204,000. No expenses were classified as casino project development costs for the nine months ended September 30, 1997 as a result of the Company's current business direction.

Depreciation and amortization costs were approximately $887,000 for the nine months ended September 30, 1997, representing a decrease of approximately $29,000 or approximately 3% when compared to the nine months ended September 30, 1996. The decrease in depreciation and amortization expense was primarily due to a decrease of approximately $142,000 related to the Company's keno assets which were sold on March 28, 1996, partially offset by an increase of approximately $161,000 related to the Gold Coast Barge. The Gold Coast Barge was being depreciated over a useful life of 25 years for the nine months ended September 30, 1996; the Company reevaluated the useful life of the Gold Coast Barge in the fourth quarter of 1996 and determined that it has a useful life of 10 years.

The Company wrote down approximately $2,146,000, $351,000 and $19,000 for the three months ended September 30, 1996 related to the Gold Coast Barge, the Company's real property in Mobile, Alabama and certain furniture, fixtures and equipment, respectively; no writedowns were recorded for the three months ended September 30, 1997.

Equity in losses of subsidiaries in bankruptcy for the nine months ended September 30, 1996 is attributable to an accrual of $250,000 as management's estimate of additional settlement liabilities to be paid out of the PMCC Payments; no such accrual was recorded for the nine months ended September 30, 1997.

Net interest expense for the nine months ended September 30, 1997 was approximately $4,104,000, a decrease of approximately $3,456,000 or approximately 46% compared to the nine months ended September 30, 1996. Interest expense decreased approximately $3,448,000 while interest income increased approximately $8,000 during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The decrease in interest expense was primarily due to decreases of approximately $3,504,000 attributable to amortization of deferred financing. In the third quarter of 1996, the Company wrote off all deferred financing fees, therefore no such costs were incurred for the nine months ended September 30, 1997.

The Company recorded a net gain of approximately $5,000 for the nine months ended September 30, 1997 related to the sale of certain furniture, fixtures and equipment. The Company recorded a net gain of approximately $948,000 on the sale of keno operations for the nine months ended September 30, 1996.

Changes in Financial Condition, Liquidity and Capital Resources

As of September 30, 1997, the Company had no committed financing arrangements and a working capital deficiency of approximately $60,370,000. For a discussion of liquidity and capital resources, see Note 2 to the unaudited Consolidated Interim Financial Statements.

Risk Factors; Forward Looking Statements

Management s Discussion and Analysis contains forward-looking statements regarding the Company s future plans, objectives and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company s actual results to differ materially from those expressed in the forward-looking statements. These factors include, among others, the uncertainties related to (i) the Company s ability to obtain sufficient funds for its operations, through the charter of the Gold Coast Barge, sales of assets, or otherwise, (ii) obtaining Shamrock s and, if necessary, Bennett Management s agreement to modify, terminate or restructure on terms acceptable to the Company all obligations due from the Company to

Shamrock and, if applicable, Bennett Management, (iii) consummating the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, (iv) satisfactorily resolving the legal proceedings filed against the Company (see Note 6 to the unaudited Consolidated Interim Financial Statements), and (v) the legal problems described above relating to certain Bennett Entities (see Notes 1 and 2 to the unaudited Consolidated Interim Financial Statements).


PART II.      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 6 to the unaudited Consolidated Interim Financial Statements.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

For a discussion of defaults with respect to the Company s indebtedness due to Shamrock, see Notes 2 and 4 to the unaudited Consolidated Interim Financial Statements.

The Company has accrued and declared, but has not paid as of October 31, 1997, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series C Preferred Stock as of December 31, 1994. The Company has accrued and declared, but has not paid as of October 31, 1997, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series D Preferred Stock as of December 31, 1994.

Additionally, the Company has accrued, but has not declared or paid as of October 31, 1997, dividends totaling approximately $800,000 which were due and payable on the outstanding shares of its Series C Preferred Stock from January 1, 1995 through September 30, 1997. The Company has accrued, but has not declared or paid as of October 31, 1997, dividends totaling approximately $700,000 which were due and payable on the outstanding shares of its Series D Preferred Stock from January 1, 1995 through September 30, 1997. Although such dividends do not constitute actual liabilities of the Company until declared, the Company has accrued for such dividends because, under the terms of the Series C Preferred Stock and the Series D Preferred Stock, dividends are cumulative whether or not declared and the Company is prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends are unpaid. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


Exhibit Number                  Description


11                              Computation of Earnings Per Share

27                              Financial Data Schedule



(b)     Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   American Gaming & Entertainment, Ltd.


Date:       11/11/97               By:    /s/ J. Douglas Wellington
      _________________________        ___________________________
                                       J. Douglas Wellington
                                       President and Chief Executive
                                       Officer, and Principal
                                       Accounting Officer

EXHIBIT INDEX


EXHIBIT NO.      DESCRIPTION                           PAGE NO.
___________      ___________                           ________

11               Computation of Earnings Per Share       22

27               Financial Data Schedule                 23