Form 10KSB
period 1997-12-31
AMERICAN GAMING & ENTERTAINMENT LTD /DE
filed 1998-03-31
CIK 851249

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 1997

              American Gaming & Entertainment, Ltd.
         (Name of small business issuer in its charter)

                          0-19049
                      Commission file number

          Delaware                          74-2504501
 (State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)       Identification No.)


            Paramus, New Jersey               07652
  (Address of principal executive office      (Zip Code)

                         (609) 822-8505
        (Issuer's telephone number, including area code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended December 31, 1997 were approximately $633,000. On February 28, 1998, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $103,000.

On February 28, 1998 there were 12,532,102 shares of the
registrant's Common Stock outstanding.
     _____________________________________________________

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

            AMERICAN GAMING & ENTERTAINMENT, LTD.
               1997 FORM 10-KSB ANNUAL REPORT
                      TABLE OF CONTENTS
                            PART 1

Item 1.  Description of Business ............................ 4

Item 2.  Description of Property ............................24

Item 3.  Legal Proceedings ..................................24

Item 4.  Submission of  Matters to a Vote of
         Security Holders ...................................28

                             PART II

Item 5.  Market for Common Equity and Related Stockholder
         Matters.............................................29

Item 6.  Management's Discussion and Analysis or Plan of
         Operation...........................................31

Item 7.  Financial Statements ...............................33

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure .............33


                             PART III

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Section 16(a) Beneficial
         Ownership Report Compliance ........................34

Item 10. Executive Compensation .............................36

Item 11. Security Ownership of Certain Beneficial
         Owners and Management...............................38

Item 12. Certain Relationships and Related Transactions .....42

Item 13. Exhibits and Reports on Form 8-K....................44

SIGNATURES...................................................87

                              PART I

Item 1. Description of Business

GENERAL
The Company owns equity interests in various properties which, at the respective times of purchase, were anticipated to be utilized in casino gaming projects. The Company has a 4.9% beneficial equity interest in a riverboat gaming and entertainment complex in Rising Sun, Indiana, which interest the Company has agreed to sell by August 23, 1998 (See "- Investments - Indiana"). The Company has entered into an agreement (the "Charter Agreement"), with President Mississippi Charter Corporation ("PMCC") whereby PMCC is leasing from the Company the Gold Coast Casino barge and related leasehold improvements (collectively, the "Gold Coast Barge") which the Company owns and on which the Company had previously operated the Gold Shore Casino (See "- Investments - Mississippi"). The Company owns a site in Alabama and a 15% equity interest in the Marine Star (formerly known as the S.S. Aquarama), which the Company believes are suitable for use as casino gaming facilities if gaming legislation is enacted by appropriate jurisdictions (See "- Investments - Mobile, Alabama and - Empire/Marine Star"). Since December 1995, the Company is no longer actively seeking to develop gaming projects and is currently managing its equity interests. Given the Company's present financial and liquidity position, the legal problems described below relating to The Bennett Funding Group, Inc. ("Bennett Funding") and Bennett Management and Development Corp. ("Bennett Management") and the Company's other litigation described below (see "- Liquidity and Continuation of Business" and "Legal Proceedings"), the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming ventures.

Prior to December 1995, the Company's business was the provision of development and management services for, and the acquisition of equity ownership interests in, casino gaming ventures, particularly in connection with the design, development, financing and management of riverboat, dockside and land-based casinos. During 1995, the Company owned, managed and operated the Gold Shore Casino in Biloxi, Mississippi and managed the video lottery and certain other gaming activities at Mountaineer Park Racetrack and Resort in Chester, West Virginia (the "Mountaineer Facility"). See "-Investments - Mississippi", and "- Discontinued Ventures - West Virginia".

The Company conducts its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to American Gaming & Entertainment, Ltd. and such subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at One Woodland Avenue, Paramus, New Jersey 07652; telephone: (609) 822-8505. The Company was incorporated in 1988 under the laws of the State of Delaware.

LIQUIDITY AND CONTINUATION OF BUSINESS

The Company has sustained recurring operating losses since its inception, including significant losses related to the Gold Shore Casino, as more fully set forth below. The Company also has had a history of insufficient liquidity and has been dependent upon Shamrock Holdings Group, Inc., formerly known as Bennett Holdings, Inc. ("Shamrock"), Bennett Funding and Bennett Management (collectively, the ("Bennett Entities") for both working capital and project related financing. However, as a result of the bankruptcy filings of Bennett Funding and Bennett Management on March 29, 1996 and the filing by the U.S. Securities and Exchange Commission (the "Commission") of securities fraud charges against Bennett Funding and Bennett Management on March 28, 1996, the Company does not anticipate receiving any additional funds from the Bennett Entities. As of February 28, 1998, the Company owes approximately $62,920,000 to Shamrock, which amount includes (i) approximately $2,701,000 under an operating lease between the Company and Bennett Management (the "SCS Lease") with respect to the "Sioux City Sue" riverboat vessel and its supporting barge (the "SCS Barge", collectively with the "Sioux City Sue" riverboat vessel, the "Vessels") which SCS Lease, as discussed below, Shamrock has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock and (ii) accrued and declared dividends collectively totaling approximately $303,000 which are due and payable on the Series C Cumulative Preferred Stock ("Series C Preferred Stock") and Series D Preferred Stock ("Series D Preferred Stock") (excluding accrued but undeclared dividends collectively totaling approximately $1,750,000 on the Series C Preferred Stock and Series D Preferred Stock).

The Company had available cash of approximately $371,000 as of February 28, 1998 and its only current significant sources of cash receipts are payments of $25,000 per month under a note issued to the Company in connection with the sale of its keno
operations (See "- Discontinued Ventures   Keno"). The Company
believes that such cash and anticipated cash receipts, collectively, are sufficient to fund the Company's operations, excluding the Company's obligations to Shamrock and, if applicable, Bennett Management, through the middle of 1998, based on the Company's current level of operations and projected expenditures. If the Company is unable to generate additional cash through the charter of the Gold Coast Barge, sales of assets, or otherwise, the Company will probably not have sufficient cash to operate beyond such date. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. If either reorganization or liquidation is necessary, all of the Company's obligations would probably not be completely satisfied and stockholders of the Company would probably not recover any of their investment in the Company. If an amendment to the Charter Agreement incorporating the terms of the Charter Term Sheet, as defined below, is approved by the United States Bankruptcy Court, Southern District of Mississippi (the "Bankruptcy Court") and the Term Sheet, as defined below, is executed, and pursuant thereto the Company receives (a) approximately $188,000 in a lump sum payment and (b) approximately $32,000 per month retroactive to December 1, 1997, the Company believes that such cash and anticipated cash receipts, collectively with the cash and anticipated cash referred to above, are sufficient to fund the Company's operations, excluding the Company's obligations to Shamrock and, if applicable,

Bennett Management, through the end of 1998, based on the Company's current level of operations and projected expenditures.

As of February 28, 1998, the Company had recorded as "Restricted Cash" approximately $634,000 attributable to profit distributions and interest thereon received by the Company relating to the Company's 24.5% beneficial equity interest (the "RSR Interest") in RSR, LLC ("RSR"), a limited liability company formed by the Company and a group of non-affiliated individuals, representing the equivalent of a 4.9% equity interest in a riverboat gaming and entertainment complex in the City of Rising Sun, Indiana on the Ohio River (the "Rising Sun Project"). Legal title to the RSR Interest has been transferred by the Company to NBD Bank, N.A., as trustee ("NBD"). NBD is holding the distributions received in respect of the RSR Interest in trust until such time as NBD sells or otherwise disposes of the RSR Interest in accordance with the provisions of a trust agreement entered into between the Company and NBD (see "- Investments - Indiana").

Pursuant to the Charter Agreement, PMCC made payments through December 31, 1997 (the "Original Charter Payments") totaling $5,918,000 into an escrow account (the "Escrow Account") for the benefit of the creditors of AMGAM Associates ("AMGAM"), a wholly-owned subsidiary of the Company and American Gaming and Resorts of Mississippi, Inc. ("AGRM"), a wholly-owned subsidiary of the Company. On October 22, 1997, the Company, Shamrock, the committee for unsecured creditors in the bankruptcy proceeding of AMGAM (the "AMGAM Committee"), the committee for unsecured creditors in the bankruptcy proceeding of AGRM (collectively with the AMGAM Committee, the "Committees") (collectively, the "AMGAM Group") and PMCC entered into a term sheet (the "Charter Term Sheet"). Pursuant to the Charter Term Sheet, among other things,
(i) within ten business days after an order of the Bankruptcy Court approving an amendment to the Charter Agreement incorporating the terms of the Charter Term Sheet (the "Closing Date"), PMCC shall pay $1,525,000 (the "Settlement Payment") into the Escrow Account for the benefit of the creditors of AMGAM and AGRM, (ii) PMCC shall pay into the Escrow Account a monthly charter payment of $215,000 (the "PMCC Payments", previously a monthly charter payment of approximately $329,000 pursuant to the Charter Agreement) for 28 1/2 months, commencing December 1, 1997 and ending on April 15, 2000 (the "Remaining Charter Term"),
(iii) PMCC shall pay into the Escrow Account a late fee of $21,500 for each monthly charter payment which is paid later than the tenth of such month, (iv) PMCC and the AMGAM Group will fund equally an escrow account not to exceed $1,000,000 to remove the Gold Coast Barge from PMCC's Biloxi, Mississippi site at the end of the Remaining Charter Term, (v) at any time during the Remaining Charter Term, PMCC has the right to make a written offer to purchase the Gold Coast Barge, which offer shall be deemed accepted unless rejected by the AMGAM Group within thirty days of receipt of such offer, (vi) the Charter Agreement or the Gold Coast Barge may be assigned or sold, subject to PMCC's written consent, which may not be unreasonably withheld, (vii) during the Remaining Charter Term, PMCC has a right of first refusal to purchase the Gold Coast Barge on the same terms and conditions set forth in any offer acceptable to the AMGAM Group and (viii) on the Closing Date, PMCC and the AMGAM Group shall execute mutual releases and file appropriate pleadings seeking dismissal, with prejudice, of all lawsuits and counterclaims, including suits brought by the Company against

PMCC and President Riverboat Casino - Mississippi, Inc. and counterclaims filed by PMCC against the Company alleging various respective breaches of the Charter Agreement. If the Bankruptcy Court does not approve an amendment to the Charter Agreement incorporating the terms of the Charter Term Sheet and Company does not, by some means, (i) receive its portion of the PMCC Payments due from PMCC under the Charter Agreement or (ii) agree with PMCC, with the concurrence of the Committees and Shamrock, on a mutually acceptable amended charter agreement, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. If either reorganization or liquidation is necessary, all of the Company's obligations would probably not be completely satisfied and stockholders of the Company would probably not recover any of their investment in the Company.

The Company, Shamrock, AMGAM, AGRM and the Committees are presently negotiating revisions to a previously executed term sheet (the "Original Term Sheet"; as proposed to be revised, the "Term Sheet") for a proposed joint plan of liquidation (the "Plan"), more fully described below, pursuant to which the PMCC Payments and payments (the "FF&E Payments") with respect to substantially all of the furniture, fixtures and equipment, including certain slot machines, acquired by PMCC from AMGAM formerly used in the operation of the Gold Shore Casino (the "Acquired Equipment") would be deemed assets of the bankruptcy estates of AMGAM and AGRM and the Company would receive a portion of such aggregate payments, if any. As more fully described below, upon confirmation of the Plan, all litigation brought against the Company by the Committees would be dismissed, including an adversary complaint (the "Complaint") filed by the AMGAM Committee in the Bankruptcy Court challenging the 1995 transfers of the ownership interests in the Gold Coast Barge by AGRM and AMGAM to the Company and the 1995 transfer of the leasehold interest in the Gold Coast Barge by AMGAM to the Company as fraudulent transfers or voidable preferences under the U.S. Bankruptcy Code (the "Code"). In January 1998, the AMGAM Committee voluntarily dismissed a motion filed in the Bankruptcy Court seeking the substantive consolidation of the AMGAM and AGRM bankruptcy proceedings. There can be no assurance that the Plan will be implemented or that the Company will receive any payments from the AMGAM or AGRM bankruptcy cases pursuant to the Plan or otherwise.

The Company has also entered into an agreement with Shamrock (the "Escrow Allocation Agreement") pursuant to which Shamrock will receive (i) approximately $874,000 from the Settlement Payment,
(ii) approximately $129,000 per month from the PMCC Payments paid into the Escrow Account during the Remaining Charter Term, (iii) 60% of any charter payments after the Remaining Charter Term, and
(iv) 67.5% of any net proceeds from the sale of the Gold Coast Barge, which amounts, collectively, will reduce the Company's indebtedness to Shamrock.

Pursuant to the Term Sheet, notwithstanding the Preliminary
Injunction (as defined below, see "- Investments   Mississippi"),
the Company received approximately $5,563,000 from the Original Charter Payments. Pursuant to the Charter Term Sheet, Term Sheet and the Escrow Allocation Agreement, notwithstanding the Preliminary Injunction, the Company will receive (i) approximately $188,000 in a lump sum payment from the Settlement Payment, (ii) approximately $32,000 per month from the PMCC Payments paid into the Escrow Account during the Remaining Charter Term (collectively, with the lump sum payment, the "AGEL/PMCC Payments"), (iii) 15% of any charter payments after the Remaining Charter Term, and (iv) 7.5% of any net proceeds from the sale of the Gold Coast Barge. There can be no assurance, however, that the Bankruptcy Court will approve an amendment to the Charter Agreement incorporating the terms of the Charter Term Sheet or that the Bankruptcy Court will approve payments to the Company from the Escrow Account prior to confirmation of a plan of liquidation for AMGAM and AGRM.

If (i) the Company, AMGAM, AGRM and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM incorporating the terms of the Term Sheet or any other acceptable terms or any such plan is agreed upon but not approved by the creditors in the AMGAM and AGRM bankruptcy proceedings in accordance with the provisions of the Code or thereafter confirmed by the Bankruptcy Court and (ii) the AMGAM Committee prevails on the Complaint, the Company would not be able to meet its obligations as they come due. Additionally, if the Company and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM incorporating the terms of the Term Sheet or any other acceptable terms, and, as a result, the Bankruptcy Court (i) terminates the Preliminary Injunction and
(ii) disallows any payments to the Company for its monthly operating expenses from the PMCC Payments, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company. Even if the Plan is confirmed in the AMGAM and AGRM bankruptcies, and the Company receives its portion of the PMCC Payments, such payments would not be sufficient to satisfy the Company's currently anticipated operating needs and its obligations to Shamrock and Bennett Management.

As discussed below, the Company is seeking the modification or termination of certain agreements (excluding Shamrock's assumption of the obligation related to a first preferred ship mortgage (the "Ship Mortgage") on the Gold Coast Barge of approximately $2,278,000, which assumption has been consummated) executed between the Company, Shamrock and Bennett Management in April 1995 and July 1995, whereby the Company agreed to assign all its rights and interests in the Charter Agreement, including the rights to all PMCC Payments, and the Gold Coast Barge to Shamrock and Bennett Management, respectively, for cancellation of approximately $22,722,000 in debt due Shamrock with respect to the Gold Shore Casino (the "Barge Debt") and Shamrock's assumption of the Ship Mortgage (collectively, the "Bennett Debt Exchange") and a restructuring of all other obligations due from the Company to Shamrock because (i) the Company would not be able to meet all of its obligations as they come due if all of the PMCC Payments were required to be paid to Shamrock and (ii) the Company is otherwise unable to service the debt or repay the principal due to Shamrock under all other such obligations.

Shamrock has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock all of Bennett Management's rights and obligations under all agreements previously executed by and between the Company and Bennett Management including, without limitation, (i) agreements constituting the Bennett Debt Exchange, (ii) a security agreement whereby the Company granted to Bennett Management a security interest in all of the Company's accounts receivable and all bank accounts in the State of New Jersey to secure all obligations owing by the Company to Bennett Management and its affiliates and to obtain the agreement of Shamrock to enter into the Bennett Debt Exchange (the "Security Agreement") and (iii) the SCS Lease. However, the Company has not been provided with written evidence of such assignment and, as the result of the bankruptcy filing of Bennett Management, any such assignment might be challenged as a fraudulent transfer or voidable preference under the Code. There can be no assurance that such assignment was entered into between Shamrock and Bennett Management or, if entered into, that it will not be voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management or otherwise voided on other grounds if any such assignment became effective within one year prior to the bankruptcy filing of Bennett Management.

The Bennett Debt Exchange was to become effective on July 21, 1995 (the "BDE Date"), the day on which Shamrock was licensed to own the Gold Coast Barge as a gaming facility by the Mississippi Gaming Commission. However, the Company continued to utilize the PMCC Payments for its operating needs after the BDE Date because the Company's management determined on the BDE Date that, because of the Company's liquidity problems, consummating the Bennett Debt Exchange and transferring the Charter Agreement and PMCC Payments would prevent the Company from meeting its obligations to its creditors. In the opinion of management, consummating the Bennett Debt Exchange at that time would have required the Company to file for protection under the Code.

In October 1995, Shamrock notified the Company that the Company had not fulfilled its obligations under the Bennett Debt Exchange to assign the Charter Agreement and the Gold Coast Barge from the Company to Shamrock and Bennett Management, respectively, and that Shamrock is entitled to all PMCC Payments. Additionally, in June 1996, the Trustee (the "Trustee") for Bennett Funding and Bennett Management under Chapter 11 of the Code, who, pursuant to information from the Trustee, is the sole owner of Shamrock, orally notified the Company that Shamrock was entitled to all PMCC Payments to be received by the Company as a result of Shamrock being the holder of the Ship Mortgage and a second preferred ship mortgage on the Gold Coast Barge in the amount of $33,000,000 (the "Second Mortgage"), which secures the Barge Debt. Accordingly, the Company has recorded the PMCC Payments received by the Company from the BDE Date through November 30, 1997 (totaling approximately $5,917,000) as indebtedness due to Shamrock ("PMCC/Bennett Debt"). In addition, the Company has (a) recorded interest expense on such PMCC/Bennett Debt and (b) for the reasons set forth below, has continued to record (i) interest expense on the Barge Debt that was to have been canceled by

Shamrock, or, if necessary, Bennett Management pursuant to the Bennett Debt Exchange and (ii) depreciation and amortization expense on the Gold Shore Barge that was to have been transferred to Shamrock pursuant to the Bennett Debt Exchange (although, as discussed below, the Company is not recognizing any rental revenue associated with such expenses). Except for the Escrow Settlement Agreement, Shamrock has not rescinded such letter nor executed documents agreeing to a termination or postponement of the Bennett Debt Exchange. The Company has not yet transferred the Gold Shore Barge, the Charter Agreement and PMCC Payments received by the Company from the BDE Date through November 30, 1997. Additionally, Shamrock or, to the extent an assignment to Shamrock of Bennett Management's interest in the agreements constituting the Bennett Debt Exchange never took place or are voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management, Bennett Management has not yet canceled the Barge Debt as required by the Bennett Debt Exchange. If Shamrock, and, to the extent an assignment to Shamrock of Bennett Management's interest in the agreements constituting the Bennett Debt Exchange never took place or is voided as a fraudulent transfer, voidable preference or otherwise in the bankruptcy proceeding of Bennett Management, Bennett Management agree to a termination of the Bennett Debt Exchange as of the respective dates of the agreements comprising the Bennett Debt Exchange (excluding Shamrock's assumption of the Ship Mortgage) and agree to continue to let the Company utilize the PMCC Payments (subject in all cases to the Preliminary Injunction and the Term Sheet) (i) the Company would recognize as revenue amounts previously recorded as PMCC/Bennett Debt from the BDE Date through November 30, 1997 as of the date of such termination and (ii) the Company would reverse interest expense recognized on such PMCC/Bennett Debt.

Based upon the Escrow Settlement Agreement, the Company is entitled to utilize and retain the AGEL/PMCC Payments from December 1, 1997. However, the Company did not recognize as revenues any AGEL/PMCC Payments in 1997 because the there can be no assurance that the Bankruptcy Court will approve an amendment to the Charter Agreement incorporating the terms of the Charter Term Sheet.

The Gold Coast Barge (with a value on the Company's books totaling approximately $8,686,000 net of accumulated depreciation and amortization, as of December 31, 1997) that was to have been transferred to Bennett Management pursuant to the Bennett Debt Exchange and the Barge Debt (totaling approximately $22,722,000 as of December 31, 1997, and accrued interest on such debt of approximately $7,566,000 from the BDE Date through December 31,
1997) that was to have been canceled by Shamrock or, if necessary, Bennett Management pursuant to the Bennett Debt Exchange are shown as assets and liabilities, respectively, of the Company as of December 31, 1997. Such amounts are shown on the accompanying Consolidated Balance Sheet as of December 31, 1997 because documents have not been executed to formally transfer the Gold Coast Barge from the Company to Bennett Management and to forgive such indebtedness by Shamrock or, if necessary, Bennett Management all in accordance with the terms of the Bennett Debt Exchange. The related revenues for the year ended December 31, 1997, however, were not recognized as such and instead are recorded as PMCC/Bennett Debt because (i) in June 1996 the Trustee notified the Company that Shamrock is entitled to all PMCC Payments to be received by the Company and (ii) except for the Escrow Settlement Agreement, as of December 31, 1997

Shamrock had not executed documents agreeing to a termination or postponement of the Bennett Debt Exchange and therefore the Company may not have had a right to keep such revenues prior to December 1, 1997.

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

In addition to the foregoing, the Company is delinquent in the payment of interest due on its various obligations to Shamrock totaling approximately $16,965,000 as of February 28, 1998 and is therefore in default with respect to such payments under the Company's various loan agreements with Shamrock. If Shamrock takes any action with respect to its rights and remedies in connection with such defaults, it would have a material adverse effect on the Company's business and financial condition and the Company would need to pursue a formal plan of reorganization or liquidation. The Company is also delinquent in the payment of rent totaling approximately $2,701,000 as of February 28, 1998 under the SCS Lease. Shamrock or Bennett Management, to the extent an assignment to Shamrock of Bennett Management's interest in the Security Agreement never took place or is voided as a fraudulent transfer, voidable preference or otherwise in the bankruptcy proceeding of Bennett Management, has a security interest in certain assets of the Company including (i) the Gold Coast Barge pursuant to the Ship Mortgage, the Second Mortgage and other agreements and (ii) all of the Company's accounts receivable and bank accounts located in the State of New Jersey and therefore because of such defaults could foreclose on such assets in the amount of such defaults. There can be no assurance that Shamrock and, if necessary, Bennett Management will agree on and execute an agreement restructuring the Company's obligations to Shamrock and, if applicable, Bennett Management. Additionally, any action required to be taken by Bennett Management would probably require the approval of the bankruptcy court before which the Bennett Management bankruptcy proceeding is being heard. Since the announcement of securities fraud charges against, and the commencement of bankruptcy proceedings by, Bennett Funding and Bennett Management, and certain related parties, and the transfer of all of the outstanding stock of Shamrock by Mr. Michael Bennett to the Trustee, the Company has had preliminary negotiations with the Trustee on a restructuring of the Company's obligations to Shamrock and, if applicable, Bennett Management. Even if the Plan is confirmed, and such a restructuring is consummated, there can be no assurance that the Company would receive payments pursuant to the Plan sufficient to satisfy the Company's currently anticipated operating needs and its obligations to Shamrock and, if applicable, Bennett Management, as restructured.

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

Given the Company's present financial and liquidity position, the legal problems described above relating to certain Bennett Entities and the Company's other litigation described below (see "Legal Proceedings"), the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming ventures. Additionally, the Company's ability to continue in business is dependent upon its ability to (i) obtain sufficient funds for its operations through the charter of the Gold Coast Barge, sales of assets, or otherwise, (ii) obtain Shamrock's and, if necessary, Bennett Management's agreement to modify on terms acceptable to the Company or terminate the Bennett Debt Exchange (excluding Shamrock's assumption of the Ship Mortgage) and restructure all other obligations due from the Company to Shamrock and, if applicable, Bennett Management, (iii) consummate the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, and
(iv) satisfactorily resolve the litigation filed against the Company (see "Legal Proceedings"). However, there can be no assurance the Company will be successful in obtaining Shamrock's and, if necessary, Bennett Management's agreement to modify on terms acceptable to the Company or terminate the Bennett Debt Exchange (excluding Shamrock's assumption of the Ship Mortgage) and restructure all other obligations due from the Company to Shamrock and possibly Bennett Management, consummating the liquidations of AMGAM and AGRM under Chapter 11 of the Code under plans acceptable to the Company or satisfactorily resolving the litigation filed against the Company. If the Company is unsuccessful in these efforts, the Company would then need to pursue a formal plan of reorganization or liquidation of the Company. Either such action would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that the stockholders of the Company will recover any of their investment in the Company.

INVESTMENTS

Indiana. The Company owns the RSR Interest, representing the equivalent of a 4.9% equity interest in the Rising Sun Project. Effective August 23, 1996, the Company transferred legal title to the RSR Interest to NBD, as trustee. Additionally, at such time, the Company granted an irrevocable proxy to the other members of RSR (collectively, the "Remaining Members") to vote the RSR Interest in the same manner and proportion as the Remaining Members vote on any matter, provided, however, that such proxy may not be exercised to vote in favor of any action that could reasonably be viewed as decreasing or otherwise adversely affecting the value of the RSR Interest or the ability to sell or otherwise transfer the RSR Interest. Prior to August 23, 1998, the Company may instruct NBD to sell any portion of the RSR Interest, for the benefit of the Company, to a third party approved by the Indiana Gaming Commission ("IGC"), subject to rights of first refusal held by RSR, the Remaining Members and Indiana RBG, L.P. ("RBG"), the partner of RSR in the Rising Sun Project. Any portion of the RSR Interest which is not transferred prior to August 23, 1998 shall be purchased from NBD, for the benefit of the Company, by either the Remaining Members or RSR at an average appraised fair market value. As a result of the Company, RSR, the Remaining Members and RBG advising the staff of the IGC of their intention to enter into the foregoing arrangements, no determination on the Company's suitability for licensure has been made by the IGC and the Company does not believe that the IGC has any present intention of making a determination on the Company's suitability for licensure.

Mississippi. Prior to 1995, AMGAM operated the Gold Shore Casino in Biloxi, Mississippi. As a result of AMGAM's continuing operating losses and liquidity problems, as well as an inability on the part of the Company to raise the financing required to address the operating and liquidity problems of the Gold Shore Casino, the Company, on February 17, 1995, entered into the Charter Agreement with PMCC for use at PMCC's existing site in Biloxi, Mississippi. The Gold Coast Barge had been transferred to the Company from AGRM in exchange for the cancellation of AGRM's guaranty to the Company of certain unpaid lease obligations of AMGAM to the Company. The AMGAM Committee has filed the Complaint in the Bankruptcy Court challenging such transfer seeking, among other things, that all PMCC Payments be deposited into an escrow account for the benefit of the creditors of AMGAM and AGRM (See "- Liquidity and Continuation of Business" and "Legal Proceedings"). Pursuant to terms of the Charter Agreement, PMCC is responsible for operating, insurance and maintenance costs of the Gold Coast Barge. The Gold Shore Casino ceased operations on May 14, 1995 and the Charter Agreement became effective on June 18, 1995.

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

On June 1, 1995, AGRM filed a voluntary petition for reorganization under Chapter 11 of the Code with the Bankruptcy Court. On December 20, 1995 the Bankruptcy Court lifted the automatic stay to allow an action of foreclosure on one of two parcels of real property in Vicksburg, Mississippi owned by AGRM which served as collateral for certain borrowing agreements. In the first quarter of 1996, the creditors under such borrowing agreements foreclosed on such property. On April 8, 1996, the Bankruptcy Court lifted the automatic stay to allow an action of foreclosure on the second parcel of the real property owned by AGRM which served as collateral for certain borrowing agreements and the creditors under such borrowing agreements subsequently foreclosed on such parcel. Additionally, on March 14, 1996 the Bankruptcy Court approved the rejection by AGRM of its lease with the lessor of a parcel of real property in Vicksburg, Mississippi constituting the remainder of the property in which AGRM had an interest.

Pursuant to an order (the "PMCC Order") of the Bankruptcy Court, on September 21, 1995 PMCC acquired from AMGAM the Acquired Equipment in exchange for the promise to make to AMGAM the FF&E Payments, consisting of an initial payment of approximately $48,000 and twenty-six equal monthly payments of approximately $121,000 through October 1, 1997 totaling approximately $3,188,000. Pursuant to the PMCC Order (a) commencing October 1, 1995 any such payments made by PMCC to AMGAM are escrowed in the AMGAM bankruptcy proceeding pending a determination by the Bankruptcy Court as to the disposition of such proceeds and (b) approximately $22,000 was disbursed from such account in satisfaction of the secured claim of one creditor in the AMGAM bankruptcy proceeding. PMCC made FF&E Payments through July 1996 totaling approximately $1,618,000 (of which amount the Company received approximately $411,000). On January 31, 1997 AMGAM and the AMGAM Committee filed suit in the Bankruptcy Court against PMCC and an affiliate seeking payment of all FF&E Payments currently due under the PMCC Order, among other relief. As currently agreed under the Charter Term Sheet, such suit will be dismissed, with prejudice, on the Closing Date (see "- Liquidity and Continuation of Business").

On April 29, 1996, a preliminary injunction (the "Preliminary Injunction"), which was agreed upon by the Committees and the Company, was entered by the Bankruptcy Court, (i) to require the PMCC Payments from May 1996 through July 1996 be deposited into the Escrow Account pending confirmation of a proposed joint plan of liquidation and (ii) to allow a monthly payment from the to the Company in the amount of $304,000 for the Company's monthly operating expenses.

The Preliminary Injunction was revised and extended by the Bankruptcy Court effective August 1, 1996 (i) to require the PMCC Payments from August 1996 until the agreement by the Company and the Committees on a joint plan of liquidation of the AMGAM and AGRM estates or upon further order of the Bankruptcy Court be deposited into the Escrow Account pending confirmation of a proposed joint plan of liquidation and (ii) to allow a monthly payment from the Escrow Account to the Company in the amount of approximately $282,000 for the Company's monthly operating expenses (subject, however, to the Term Sheet).

The Company, Shamrock, AMGAM, AGRM and the Committees are presently negotiating the Term Sheet, which terms are to be incorporated into the Plan. Pursuant to the Plan as currently being negotiated by such parties, (i) the Company would transfer to a creditors trust for the holders of allowed claims in the bankruptcy proceedings of AMGAM and AGRM (excluding the Company and Shamrock) an undivided 25% (22.7% in the Original Term Sheet) ownership interest in the Gold Coast Barge and the Charter Agreement, which assets will be held by a trustee (the "Mississippi Trustee"), (ii) the Mississippi Trustee would receive and disburse in accordance with the terms of the Plan all PMCC Payments and all FF&E Payments, (iii) each administrative and priority claim, as defined in the Code, incurred in connection with the bankruptcy proceedings of AMGAM and AGRM would be paid in full from the respective estates of AMGAM and AGRM in accordance with statutory priorities pursuant to the Code, (iv) each secured claim (excluding the Ship Mortgage) would be paid in full from the sale of the related collateral, (v) each unsecured claim, excluding any claims of the Company and Shamrock, would be paid on a pro rata basis (a) from the assets of the respective estates of AMGAM and AGRM, including all FF&E Payments made from October 1, 1995 through October 1, 1997 and the funds remaining in the Escrow Account, (b) from a monthly payment in the aggregate amount of approximately $54,000 (approximately $68,000 in the Original Term Sheet) out of the PMCC Payments (which total approximately $215,000 (approximately $329,000 in the Original Term Sheet) per month) from the date the Plan is confirmed (the "Confirmation Date") through the end of the Remaining Charter Term and (c) from 25% ( 22.7% in the Original Term Sheet) of the net proceeds of a sale of the Gold Coast Barge, if any, and (vi) the Company's and Shamrock's unsecured claims and the Ship Mortgage (in the collective claimed amount of $33,000,000) would be paid from the balance of (a) the monthly PMCC Payments (approximately $161,000 (approximately $259,000 in the Original Term Sheet)) from the Confirmation Date and (b) the net proceeds of a sale of the Gold Coast Barge, if any. As stated above, pursuant to the Escrow Allocation Agreement, Shamrock (i) will receive approximately $874,000 in a lump sum payment from the Settlement Payment and
(ii) will receive approximately $129,000 per month from the PMCC Payments paid into the Escrow Account during the Remaining Charter Term, which amounts, collectively, will reduce the Company's indebtedness to Shamrock.

The amounts to be paid to creditors would be subject to the claim allowance process in the AMGAM and AGRM bankruptcies, pursuant to which all allowed claim amounts, in the order set forth above, would be fixed for purposes of distributions under the Plan. Prior to the final approval of any settlement agreement incorporating the terms of the Plan, the Company and Shamrock shall advise AMGAM, AGRM and the Committees of the allocation between the Company and Shamrock of the distributions to be made pursuant to clause (vi) in the immediately preceding paragraph. The Bankruptcy Court set May 17, 1996 as the final date for filing proofs of claim or interest in both the AMGAM and AGRM bankruptcy cases, except with respect to the Bennett Entities, for which the Bankruptcy Court has extended such date until the Confirmation Date. Additionally, pursuant to the Plan, the Committees would agree to stay all litigation, including the Complaint, until the Confirmation Date, at which time the Committees would dismiss the Complaint and all other litigation brought against the Company with prejudice, that is, the Committees would be precluded from filing any action against the Company based on the alleged causes of action set forth in the Complaint or any such other litigation.

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

Pursuant to an agreement between Shamrock and the Company (the "HC Purchase Agreement") under which Shamrock provided the necessary funds to the Company to close the purchase of the Harolds Club casino in Reno, Nevada, the Company transferred to Shamrock title to the land and the building related to the Harolds Club, Shamrock canceled $650,000 of the Company's then outstanding indebtedness to Shamrock and caused Bennett Funding to cancel $500,000 of the Company's then outstanding indebtedness to Bennett Funding, and the Company agreed to transfer to Shamrock all of the Company's rights, title and interest in certain land leases related to the Harolds Club by July 30, 1995. The Company is in breach of the latter provision because such transfer has not been completed pending the negotiation by the Company with Shamrock relating to possible future sale or development of the Harolds Club. The HC Purchase Agreement does not give Shamrock any particular rights with respect to such breach by the Company. Although the Company is obligated until such transfer to make all lease payments under such leases and notwithstanding that such leases have not yet been assigned to Shamrock, since July 30, 1995 Shamrock has assumed responsibility for all carrying costs of the Harolds Club property including, but not limited to, such lease payments, taxes, insurance and utilities. However, even if the Company transfers to Shamrock all of the Company's rights, title and interest in such leases, the Company could still be ultimately obligated under such leases, pursuant to certain guaranties of lease executed by the Company. The Company has been informed by Shamrock and the lessors under such leases that Shamrock has not made lease payments from April 1996 through February 1998 due under such leases or quarterly property taxes due under such leases, collectively totaling approximately $1,460,000. The lessors have, among other rights, the right to terminate the respective leases and hold the Company responsible for all obligations under such leases through the end of the respective lease terms. Four such leases require aggregate annual lease payments of approximately $548,000 for each of the years 1998, 1999 and 2000, subject to increase based upon increases in the Consumer Price Index, and have terms ending between April 2001 and October 2022. A fifth land lease relating to the Harolds Club, with an annual lease payment of approximately $72,000, subject to increase based upon increases in the

Consumer Price Index, expired in June 1997. On March 25, 1997, the Company exercised its option to renew such land lease. However, the lessor has advised the Company that such option may not be exercised until all defaults currently existing under such land lease, including defaults in the payment of rent and real property taxes, are cured in full. If such land lease is not renewed, sale or development of the Harolds Club could be adversely affected.

The Company has recorded the unpaid lease payments and property taxes from April 1996 through December 1997 totaling approximately $1,356,000 (the "Unpaid Harolds Club Obligations") as current liabilities as of December 31, 1997. The Company has also recorded the amount of the Unpaid Harolds Club Obligations as a receivable due from Shamrock as of December 31, 1997, but, as a result of the Company's determination as of December 31, 1997 that there is a substantial likelihood that such amount will be uncollectible, wrote-off such amount as of December 31, 1997. In September 1996, Shamrock and the Company entered into an agreement (the "HC Reimbursement Agreement") pursuant to which Shamrock has agreed, upon the sale of the Harolds Club, to reimburse the Company for (i) all costs and expenses, in an amount not to exceed $15,000, incurred by the Company in connection with such sale, (ii) all reasonable attorneys' fees incurred by the Company in connection with litigation commenced against, among others, the Company by the five lessors of the Harolds Club property seeking, among other relief, payment of all unpaid lease payments and property taxes (see "Legal Proceedings"), and (iii) all reasonable costs and expenses incurred by the Company in connection with the operation and maintenance of the Harolds Club.

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

Mobile, Alabama. Prior to 1995, the Company acquired, for $1,006,000 in cash, a former railroad station in Mobile, Alabama (the "GM&O Building"), which the Company believes is suitable for use as a casino gaming facility if the State of Alabama enacts gaming legislation. In the second quarter of 1995, as a result of the Company's determination that there is a substantial likelihood that the GM&O Building will not be able to be utilized as a gaming facility in the next few years, the Company recognized a write down of $280,000 in the value of its investment in the GM&O Building to reflect its estimated sale value if it is unable to be developed as a gaming facility. In the third quarter of 1996, the Company recognized an additional writedown of $351,000 in the value of its investment in the GM&O Building to reflect an appraisal of its fair market value. The Company does not have, nor does it anticipate having, the financial ability or personnel to develop the GM&O Building as a gaming or other facility.

On July 2, 1997, the Company agreed to sell the GM&O Building in Mobile, Alabama to the City of Mobile for approximately $423,000, subject to approval of the City Council of the City of Mobile. The Company intends to use the net sales proceeds for working capital purposes. The sale was scheduled to close on or before September 30, 1997, but such closing has been postponed until such time as the sale has been approved by the State Department of Transportation of Alabama ("ALDOT"). There can be no assurance, however, that ALDOT will approve the purchase of the GM&O Building by the City of Mobile. If the sale of the GM&O Building to the City of Mobile does not close, the Company will assess other opportunities to sell the GM&O Building.

Empire/Marine Star. Prior to 1995, the Company invested $3,000,000 in cash to acquire a 15% initial equity interest (with the right to increase its percentage ownership to 30%) in Empire Cruise Lines, Ltd., a Delaware corporation ("Empire"), which acquired ownership of the Marine Star, a U.S. flag cruise ship suitable for refurbishment as a gaming vessel. Empire had no prior operating history or business operations and was formed solely for the purpose of acquiring and refurbishing the Marine Star. The Marine Star has been docked in protected fresh waters since 1963 when it left service as a ferry on the Great Lakes. The vessel was constructed in 1945 and originally served as a troop carrier for the United States Navy for three years. Under an agreement with Empire, the Company has the right, under certain circumstances, to manage the Marine Star. The Company does not have, nor does it anticipate having, the financial ability or personnel to manage such property as a gaming or other facility. The Company is currently assessing opportunities to sell its equity ownership in Empire. Additionally, the Company, on behalf of Empire, is currently seeking opportunities to sell the Marine Star. As a result of the Company's determination in the second quarter of 1995 that there was a substantial likelihood that the Marine Star will not be able to be utilized as a gaming project in the next few years, the Company recognized a write down of $2,250,000 in the value of its investment in Empire to reflect the estimated net scrap metal proceeds which would be received by the Company if the Marine Star was unable to be developed as a gaming project and instead sold for its scrap metal value. As a result of the Company's determination in the fourth quarter of 1996 that there (i) is a substantial likelihood that the Marine Star will not be able to be utilized as a gaming project and (ii) the outstanding carrying costs of the Marine Star exceed its estimated net scrap metal value, the Company wrote off its investment of $750,000 in Empire.

DISCONTINUED VENTURES

Prichard, Alabama. The Company purchased seven adjoining parcels of real estate in Prichard, Alabama for a total of approximately $676,000 for possible development in connection with a casino gaming facility. The Company completed those purchases in 1995. On March 27, 1997, the Company sold such parcels to the City of Prichard for $110,000. The net sales proceeds of approximately $98,000 were used to repay a portion of a promissory note payable to a former employee of the Company related to expenses that such employee incurred during his employment with the Company, which note was secured by such parcels. In addition, the Company had a lease through July, 1997 for another parcel of real estate in Prichard, Alabama at a rent of approximately $22,000 per year, which lease was not renewed.

Keno. On March 28, 1996 the Company entered into an assignment and transfer agreement (the "Keno Agreement") with American Heartland Corporation ("AHC"), and Big Red Keno, Ltd., a licensed keno operator in Omaha, Nebraska ("BRK"), pursuant to which: (i) the Company assigned, and AHC assumed, all of the Company's rights and obligations under a certain financing agreement with BRK to provide equipment, services and financing for the operation of a multiple parlor keno game in the City of Omaha in exchange for a revenue participation equal to 50% of cash net income of BRK after deduction of certain cash payments by BRK:
(ii) the Company transferred and assigned to AHC all of the Company's right, title and interest to all of the assets utilized by the Company in the conduct of its keno gaming activities (the "Keno Assets"), including, without limitation, the Company's computerized keno system and all maintenance and servicing agreements with the licensed operators for stations and locations at which the Company's computerized keno system is utilized;
(iii) the Company agreed not to compete, directly or indirectly, with AHC or BRK as a distributor, manufacturer or maintainer of keno equipment or software, other than in the normal course of any casino operations of the Company for a period of five years;
(iv) AHC paid the Company $500,000 on March 29, 1996; and (v) AHC issued and delivered its promissory note to the Company in the principal amount of approximately $1,112,000 (the "Keno Note"). The Keno Note requires principal and interest payments, at an interest rate of 8% per annum, based on a fifty-three month amortization with payments commencing on April 28, 1996. The Company has received principal and interest payments totaling $575,000 through February 28, 1998. The Keno Note is secured by the Keno Assets and is guaranteed by BRK, which guarantee is secured by keno equipment previously provided to BRK by the Company.

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

In conjunction therewith, the Company entered into the SCS Lease with Bennett Management whereby the Company leased the Vessels for casino gaming purposes at a monthly rental of approximately $106,000 plus operating and maintenance expenses. The SCS Lease was approved by a special committee of the Board of Directors which makes recommendations to the Board of Directors concerning potential transactions between the Company and entities which may be deemed affiliates of the Company and such action was ratified by the Board of Directors of the Company. As a result of the Company's determination in 1995 that there was a substantial likelihood that the Company would not record any revenues from the Vessels through the end of the SCS Lease term to offset the remaining lease payments due Bennett Management under the SCS Lease from January 1, 1996 to the end of the lease term totaling approximately $4,463,000, such remaining lease payments were recognized as a liability as of December 31, 1995 by the Company. The Company has been advised by Shamrock that the SCS Barge was sold by Shamrock on November 20, 1996. The Company has advised Shamrock that it believes that the SCS Lease terminated on such date and accordingly reversed the remaining lease payments due

Bennett Management under the SCS Lease from November 20, 1996 to the end of the lease term totaling approximately $3,329,000. The Company has not paid approximately $2,701,000 in rent to Bennett Management due under the SCS Lease from November 10, 1994 through November 20, 1996.

Shamrock has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock all of Bennett Management's rights and obligations under the SCS Lease. However, the Company has not been provided with written evidence of such assignment and, as the result of the bankruptcy filing of Bennett Management, any such assignment might be challenged as a fraudulent transfer or voidable preference under the Code. There can be no assurance that such assignment was entered into between Shamrock and Bennett Management or, if entered into, that it will not be voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management.

West Virginia. The Company had been engaged by Mountaineer Park, Inc. ("Mountaineer") pursuant to a management agreement (the "Mountaineer Park Management Agreement") to provide management services for the video lottery and other gaming activities of Mountaineer which may be permitted from time to time under West Virginia law other than pari-mutuel horse racing and off-track betting on horse racing (the "Managed Activities") at the Mountaineer Facility. The provision of such services began in 1994.

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

On June 30, 1995 the Company, Mountaineer and Winners Entertainment, Inc., the parent of Mountaineer, entered into an agreement pursuant to which the Mountaineer Park Management Agreement and all relationships established, and all obligations arising, thereunder were permanently stayed. American Newco, Inc. ("Newco"), a corporation owned by the Company's then President and Chief Executive Officer, was contemporaneously retained by Mountaineer pursuant to a Consulting Agreement (the "MP Consulting Agreement") to consult with Mountaineer concerning marketing services, operation of gaming activities and construction of the Mountaineer Facility, among other matters. Under the MP Consulting Agreement, Newco is entitled to receive a base fee of $10,000 per month and additional compensation of not less than $30,000 for each three month period commencing July 1, 1995. Newco agreed to remit to the Company any such funds received pursuant to an assignment agreement (the "Assignment"), which obligation was terminated pursuant to a separation agreement dated December 15, 1995 executed by the Company and such then President and Chief Executive Officer, among others. For the period from July 1, 1995 through December 15, 1995, the Company received approximately $60,000 from Newco pursuant to the Assignment.

California. On September 29, 1994, the Company executed a Memorandum of Understanding ("MOU") with International Marine and Gaming, Inc. to jointly pursue the potential development of a card club casino in Bell, California. In connection with the execution of the MOU, the Company deposited $1,027,000 (the "Bell Deposit") in trust with the City of Bell in order to participate as a 25% interest holder in the card club casino project. The Company withdrew from such project in January 1996 and the Bell Deposit was returned to the Company, without interest, in February 1996. The Company used $1,000,000 of the Bell Deposit to repay (i) approximately $183,000 of its indebtedness to Shamrock under a $1,900,000 working capital line of credit provided to the Company by Shamrock in September 1994, (ii) approximately $175,000 of its indebtedness to Bennett Funding under a line of credit provided to the Company by Bennett Funding in March 1995, including outstanding accrued interest on such debt and (iii) approximately $642,000 of its indebtedness to Shamrock under a non-revolving working capital line of credit provided by Shamrock to the Company in July 1995, including outstanding accrued interest on such debt.

NET OPERATING LOSS CARRYFORWARDS AND RELATED OWNERSHIP CHANGE
LIMITATIONS

As of December 31, 1997, the Company had net operating loss carryforwards ("NOL's") of approximately $52,397,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Tax Code") if a loss corporation has an "ownership change" (as defined in the Tax
Code) within a designated testing period, its ability to use its NOL's is subject to certain limitations. The Company has had various ownership changes for Section 382 purposes which limit the amount of pre-April 9, 1993 losses that may be utilized annually to offset taxable income. Net operating losses subject to an annual limitation as of April 9, 1993 amounted to approximately $17,000,000. Losses after April 9, 1993 totaling approximately $35,397,000 are also subject to such limitation as of the date of this filing. There can be no assurance that a future ownership change will not occur or that a past event will be determined to not be an ownership change which could further limit the utilization of the Company's NOL's during future periods, nor can there be any assurance that operations of the Company will generate taxable income in future years so as to realize a tax benefit from such NOL's.


COMPETITION AND GOVERNMENT REGULATION

Certain forms of casino gaming, including riverboat casino gaming, are now permitted in portions of Colorado, Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, Nevada, New Jersey and South Dakota, as well as on American Indian lands in many States. Some form of gaming (e.g., lotteries, horse or dog racing, charitable games) is now legal in every State except Utah and Hawaii. The many forms of gaming conducted both on and off Indian lands in the United States may, in a broad sense, be deemed to be in competition with the gaming ventures in which the Company invests and affect the value of such gaming ventures. The extent to which the various forms of gaming conducted both on and off Indian lands in the United States may be competitive with the gaming ventures in which the Company invests depends upon several factors including the nature and location of the gaming activity and the demographics of the player populations.

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

To the extent the Company continues to do business in the gaming industry, if at all, such competition and government regulation could have an adverse effect on the Company's business by increasing competition, by increasing costs, by making gaming a relatively less attractive activity for its customers as compared with other competing activities, and by imposing restrictions on the Company's business activities. To the extent the Company's activities in a particular jurisdiction are regulated, the Company has complied, or has taken the appropriate steps to comply, with any applicable regulations. To the extent the Company commences gaming operations in other jurisdictions, it will become subject to the regulatory systems in effect in those jurisdictions.

No material portion of the business of the Company is seasonal. No portion of the Company's business is subject to termination of contracts or renegotiation of profits at the election of the government. Compliance with federal, state and local environmental regulations has not had and is not expected to have a material effect upon the capital expenditures, earnings (or losses) or competitive position of the Company. Inflation has not had and is not expected to have a material effect on the Company's business.

SERVICE MARKS

The Company has registered the service mark for "MEGAPICK" with the United States Patent and Trademark Office (the "PTO"). The Company has granted to MegaBingo, Inc. the exclusive, paid-up perpetual right and license to use the service mark "MEGAPICK" or any variant thereof in connection with any and all bingo operations. The Company has granted to AHC the right to use the names "Gamma", "Gamma International" and variants thereof, provided however, that the Company retains the right to continue to use the name "Gamma" or any variant thereof for corporate, but not commercial, purposes (See -"Discontinued Ventures - Keno"). The Company has registrations pending with the PTO for the service marks "GOLD SHORE CASINO" and "MISSISSIPPI GOLD SHORE CASINO", but intends to abandon such registrations upon the liquidation of AMGAM.

EMPLOYEES

As of February 28, 1998, the Company had 2 employees, consisting of 1 executive officer and 1 office employee. All of the Company's personnel are employed full-time.

For additional information concerning the Company and its business and operations, see "Management's Discussion and Analysis."

Item 2.  Description of Property

Headquarters. The Company's operations are located in Paramus, New Jersey. The property is currently in operative condition and is sufficient for the Company's current administrative and known operating needs. The property is leased with an expiration term of August 31, 1998.

The Gold Coast Barge. The Gold Coast Barge measures 300' x 90' with two decks measuring 300' x 110' (approximately 33,000 square feet each) and one deck measuring 300' x 40' (approximately 12,000 square feet). As discussed above, on February 17, 1995 the Company entered into the Charter Agreement with PMCC to charter the Gold Coast Barge to PMCC for use at PMCC's existing site in Biloxi, Mississippi. Shamrock has ship mortgages on the Gold Coast Barge totaling approximately $35,062,000 related to loans utilized to finance the construction and opening of the Gold Shore Casino previously operated on the Gold Coast Barge. See "Description of Business - Liquidity and Continuation of Business" for a discussion of the status of the Bennett Debt Exchange, pursuant to which the Gold Coast Barge was to be transferred by the Company to Bennett Management in exchange for cancellation of certain debt due Shamrock.

Nevada. As discussed above, the Company is obligated pursuant to the HC Purchase Agreement to transfer to Shamrock all of the Company's rights, title and interest in certain land leases related to the Harolds Club by July 30, 1995 but such transfer has not been completed pending the negotiation by the Company with Shamrock relating to possible future sale or development of the Harolds Club.

Alabama. The Company owns the GM&O Building in Mobile, Alabama.

See "Description of Business - Investments - Mississippi, -
Nevada, and - Mobile, Alabama."

For a description of the general competitive conditions related to the above mentioned properties see "Description of Business -
Competition."

Pursuant to the Charter Agreement, PMCC is responsible for insuring the Gold Coast Barge. Shamrock is responsible for insuring the Harolds Club. Management has no knowledge that such properties are not adequately insured and believes that all other properties are adequately insured.

Item 3. Legal Proceedings

On September 20, 1995 AMGAM was informed by the U.S. Department of Labor (the "DOL") that it had concluded an investigation of the AMGAM Associates d/b/a Gold Shore Casino Associate Benefit Plan (the "AMGAM Benefit Plan") for the period May 15, 1994 through September 20, 1995. As a result of such investigation, the DOL has alleged that AMGAM and possibly certain related parties and/or AMGAM officers violated, and continue to violate, certain provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") with respect to the administration of the AMGAM Benefit Plan. The DOL has indicated that AMGAM's failure to take necessary corrective action may result in the referral of this matter to the Office of the Solicitor of Labor for possible legal action. In addition, whether or not any such referral is made, AMGAM is and would remain liable to possible legal action by other parties including plan fiduciaries and plan participants or their beneficiaries. Certain violations of ERISA may also result in the assessment of civil penalties by the Secretary of Labor against the violating parties. The DOL has requested AMGAM to discuss how such violations noted in the DOL's investigation may be corrected and how to restore any losses to the AMGAM Benefit Plan. The Company responded to such allegations on November 20, 1995, and advised the DOL (i) that AMGAM does not believe that there have been any fiduciary violations or prohibited transactions under ERISA, (ii) AMGAM intends to satisfy medical claims due and payable under the AMGAM Benefit Plan to the extent permitted by the Code and the Bankruptcy Court and intends to use its best efforts to seek priority status under the Code for the payment of such medical claims, and (iii) in no event will the amount paid with respect to such medical claims be less than the employee contributions collected under the AMGAM Benefit Plan after March 28, 1995. Although the actions taken by AMGAM, certain related parties and AMGAM officers with respect to the AMGAM Benefit Plan will be vigorously defended, the outcome of this matter is uncertain. Any legal action or civil penalties arising out of this matter could materially affect the Company and its business and financial condition.

The AMGAM Committee has filed the Complaint seeking that (i) the transfer of the ownership interests in the Gold Coast Barge by AGRM and AMGAM to the Company be declared null and void, (ii) the transfer of the leasehold interest in the Gold Coast Barge by AMGAM to the Company be declared null and void, (iii) the Company and Shamrock be required to deliver to AGRM and AMGAM their respective interests in both the ownership and leasehold in the Gold Coast Barge, (iv) the Company and Shamrock disgorge and return to the respective AMGAM and AGRM estates all PMCC Payments received, such funds to be deposited in an escrow account and not expended without further order of the Bankruptcy Court, and (v) PMCC be ordered and directed to immediately deposit all PMCC Payments into an escrow account for the benefit of the creditors of AMGAM and AGRM, such funds not to be expended without further order of the Bankruptcy Court. The Bankruptcy Court has not scheduled a hearing date on the Complaint. AMGAM, AGRM and the Company presently intend to oppose the Complaint on the bases, among others, that the transfer of the Gold Coast Barge from AGRM to the Company involved contemporaneous exchanges of value and that the Company and Shamrock were not insiders of AMGAM or AGRM at the time such entities granted the Company and Shamrock security interests in their assets, including the Gold Coast Barge.

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

If (i) the Company, AMGAM, AGRM and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM incorporating the terms of the Term Sheet or any other acceptable terms or any such plan is agreed upon but not approved by the creditors in the AMGAM and AGRM bankruptcy proceedings in accordance with the provisions of the Code or thereafter confirmed by the Bankruptcy Court and (ii) the AMGAM Committee prevails on the Complaint, the Company would not be able to meet its obligations as they come due. Additionally, if the Company and the Committees can not agree on a joint consensual plan of liquidation for AMGAM and AGRM incorporating the terms of the Term Sheet or any other acceptable terms and, as a result the Bankruptcy Court (i) terminates the Preliminary Injunction and
(ii) disallows any payments to the Company for its monthly operating expenses from the PMCC Payments, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

As discussed above (See "Description of Business - Liquidity and Continuation of Business"), the Bankruptcy Court has entered the Preliminary Injunction. The Preliminary Injunction was sought by the Committees and the Company in connection with their negotiations involving the Plan, but it is independent of the Complaint which seeks, among other things, similar relief.

On September 16, 1996, two stockholders of the Company, who were bondholders and stockholders of AGRM prior to the merger of AGRM into the Company (the "Merger"), filed suit against the Company and three former officers and/or directors of AGRM in the Circuit Court of Harrison County, Mississippi, Second Judicial District (Civil Action No. A2402-96-00210). The plaintiffs allege (i) federal and state securities fraud by the defendants based on alleged fraudulent misrepresentations made by the defendants in connection with plaintiffs' decision to purchase common stock of AGRM, to convert certain debentures issued by AGRM into common stock of AGRM and to tender their common stock of AGRM in exchange for Common Stock of the Company in connection with the Merger and (ii) a breach of directors' duties of good faith and due care by the three former officers and/or directors of AGRM. The plaintiffs are seeking compensatory damages in the amount of $250,000, punitive damages in the amount of $1,000,000 and attorneys fees and costs. As discovery and depositions have not yet commenced, outside counsel to the Company, due to the limited facts available on this matter, is unable to predict the outcome of this lawsuit. However, should the plaintiffs prevail, this litigation would have a material adverse effect on the Company's business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

In July 1996 and August 1996, in separate actions filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe (Case Nos. CV9604947, CV9604933, CV9604939, CV9604997 and CV9604692), the five lessors of the Harolds Club property have filed suit against, among others, the Company and Shamrock seeking, variously, among other relief, (i) payment of all unpaid lease payments and property taxes, (ii) a court order voiding the transfer of the title to the land and the building related to the Harolds Club from the Company to Shamrock to the extent necessary to satisfy the claims of creditors of the Company, (iii) a court order prohibiting and enjoining Shamrock from transferring the title to the land and the building related to the Harolds Club during the pendency of the actions, (iv) temporary and permanent court orders mandating that the Company protect the grandfathered right of nonlicensed gaming on the leaseholds by locating a suitable gaming sub-tenant and (v) reasonable attorneys fees and costs of suit. The Company has filed answers in four actions. Judgment in one of the actions has been taken against co-defendants and the lessor's claim has been satisfied. Judgment has been taken against the Company in another action in the approximate amount of $591,000. The Company is presently considering its options regarding such judgment. If undisturbed, the judgment would have a material adverse effect on the Company's business and financial condition. The third action has been stayed to permit arbitration between the plaintiff and one of the defendants. Although the Company has filed an answer in the fifth action to the cross-claims of Hughes Properties, Inc. and Fitzgeralds Reno, Inc., the other defendants in such action, the plaintiff has not requested that an answer be filed by the Company and the pleadings in this case remain open. As pleadings are not yet closed, discovery is not completed and depositions have not commenced, outside counsel to the Company, due to the facts available on this matter, is unable to predict the outcome of these remaining suits. However, should the plaintiffs prevail, these suits would have a material adverse effect on the Company's business and financial condition. If the judgment is undisturbed or the plaintiffs in the remaining suits prevail, the Company would then need to pursue a formal plan of reorganization or liquidation, which would generally result in the sale of the Company's assets to satisfy outstanding obligations. If either reorganization or liquidation is necessary, it is unlikely that all of the Company's obligations would be completely satisfied or that stockholders of the Company would recover any of their investment in the Company.

On May 3, 1996, a class action was filed in the United States District Court, Northern District of New York (Case No. 96-CV-
712) against certain Bennett Entities and related parties. The Company was named as a defendant in such lawsuit. Such class action has been consolidated into a class action complaint filed in September 1996; the Company is not named as a defendant in such consolidated class action complaint.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

Not Applicable. The last annual meeting of stockholders of the Company was held on October 12, 1995. No meeting of stockholders has been held since such date and the Company has no present intention of holding a meeting of stockholders in 1998.

                              PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information. The Common Stock trades under the symbol "AGEL" on the OTC Bulletin Board. The following table sets forth, for the calendar periods indicated, the high and low bid prices (which prices are interdealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions).

                                   Sales Price Per Share
                                 Except as Indicated Above

Calendar Periods                    High             Low
1996
     First Quarter              $  0.2188        $  0.0313
     Second Quarter                0.1406           0.0781
     Third Quarter                 0.1250           0.0625
     Fourth Quarter                0.0781           0.0156

1997
     First Quarter              $  0.0625        $  0.0156
     Second Quarter                0.0313           0.0156
     Third Quarter                 0.0625           0.0156
     Fourth Quarter                0.0469           0.0156

1998
     First Quarter
     (through February 28, 1998)$  0.0313         $ 0.0156

(b) Holders. At February 28, 1998, there were approximately 265 holders of record of the Common Stock.

(c)  Dividends.
     (1) The Company has never declared or paid any dividends on its Common Stock. The Board of Directors presently intends to retain any and all earnings for use in the Company's business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

     (2) The terms of the Company's Series C Preferred Stock provide that the Company shall not declare or pay any dividends on the Common Stock or Series A Preferred Stock if there are, at such time, any cumulative accrued but unpaid dividends on the Series C Preferred Stock. The Series C Preferred Stock ranks equally as to dividends with all shares of the Company's Series D Preferred Stock. The Company has accrued and declared, but has not paid as of February 28, 1998, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of Series C Preferred Stock as of December 31, 1994. The Company has accrued, but has not declared or paid as of February 28, 1998, dividends totaling approximately $925,000 on the outstanding shares of Series C Preferred Stock from January 1, 1995 through February 28, 1998. Although such dividends do not constitute actual liabilities of the Company until declared, the Company has accrued for such dividends because, under the terms of the Series C Preferred Stock and the Series D Preferred Stock, dividends are cumulative whether or not declared and the Company is prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends are unpaid. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.

     (3) The terms of the Company's Series D Preferred Stock provide that the Company shall not declare or pay any dividends on the Company's Common Stock or Series A Preferred Stock if there are, at such time, any cumulative accrued but unpaid dividends on the Series D Preferred Stock. The Series D Preferred Stock ranks equally as to dividends with all shares of the Company's Series C Preferred Stock. The Company has accrued and declared, but has not paid as of February 28, 1998, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of Series D Preferred Stock as of December 31, 1994. The Company has accrued, but has not declared or paid as of February 28, 1998, dividends totaling approximately $825,000 on the outstanding shares of Series D Preferred Stock from January 1, 1995 through February 28, 1998. Although such dividends do not constitute actual liabilities of the Company until declared, the Company has accrued for such dividends because, under the terms of the Series C Preferred Stock and the Series D Preferred Stock, dividends are cumulative whether or not declared and the Company is prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends are unpaid. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.

Item 6.  Management's Discussion and Analysis or Plan of
Operation

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements, including the notes thereto, contained elsewhere in this report.

Results of Operations:  Comparison of the years ended December
31, 1997 and December 31, 1996 Revenues

Revenues for the year ended December 31, 1997 amounted to approximately $633,000, an increase of approximately $417,000 or approximately 193% compared to the year ended December 31, 1996. For the year ended December 31, 1997, the Company recorded revenues of approximately $623,000 attributable to the RSR Interest. Although the Rising Sun Project opened for business in September 1996, no financial statement information for the year ended December 31, 1996 was available nor were any cash distributions made until the first quarter of 1997. For the year ended December 31, 1996, the Company recorded revenues of approximately $194,000 attributable to keno operations. The Company's keno assets and operations were sold on March 28, 1996 and therefore no keno revenues were generated during the year ended December 31, 1997.

Costs and Expenses

Direct operating expenses and cost of sales were approximately $65,000 for the year ended December 31, 1996. The Company's keno assets and operations were sold on March 28, 1996 and therefore no such costs were incurred for the year ended December 31, 1997.

Selling, general and administrative expenses were approximately $1,646,000 for the year ended December 31, 1997, representing a decrease of approximately $1,207,000 or approximately 42% when compared to the year ended December 31, 1996. The decrease in selling, general, and administrative expenses was primarily due to the Company's current business direction of holding equity interests in casino gaming projects, resulting in reduced legal and personnel expenses, and a decrease of approximately $96,000 in keno related expenses, resulting from the sale of the Company's keno assets and operations on March 28, 1996.

Casino project development costs for the year ended December 31, 1996 were approximately $272,000. No expenses were classified as casino project development costs for the year ended December 31, 1997 as a result of the Company's current business direction.

On November 20, 1996 the SCS Barge was sold by Shamrock. The Company believes that the SCS Lease terminated on such date and accordingly, in 1996, reversed previously expensed lease payments due Bennett Management under the SCS Lease from November 20, 1996 to the end of the lease term totaling approximately $3,329,000.

Depreciation and amortization costs were approximately $1,317,000 for the year ended December 31, 1997, representing a decrease of approximately $255,000 or approximately 16% when compared to the year ended December 31, 1996. The decrease in depreciation and amortization expense was primarily due to decreases of approximately $142,000 related to the Company's keno assets which were sold on March 28, 1996, and approximately $96,000 related to the Gold Coast Barge.

Writedown of impaired assets was approximately $4,438,000 for the year ended December 31, 1996, consisting primarily of writedowns of $2,762,000, $750,000, $351,000 and $566,000 in the values of the Company's investments in the Gold Coast Barge, in Empire, real property in Mobile, Alabama and real estate in Prichard, Alabama, respectively. No writedowns were recorded for the year ended December 31, 1997.

Equity in losses of subsidiaries in bankruptcy for the year ended December 31, 1996 is attributable to an accrual of $2,250,000 as management's estimate of additional settlement liabilities to be paid out of the PMCC Payments; no such accrual was recorded for the year ended December 31, 1997.

Net interest expense for the year ended December 31, 1997 was approximately $5,493,000, a decrease of approximately $79,000 or approximately 1% compared to the year ended December 31, 1996.

During the year ended December 31, 1996, the Company wrote off approximately $2,086,000 of deferred financing fees due to Shamrock and approximately $1,418,000 of deferred financing and commitment fees due to Shamrock because the amounts due under the financing arrangements pursuant to which such fees were incurred have been recorded as current liabilities and the Company determined that such fees had no future benefit.

Net gain on sale of investments for the year ended December 31, 1997 was substantially due to a net gain of approximately $625,000 on the sale of 12,500 shares of Multimedia Games, Inc. preferred stock. Net gain on sale of investments for the year ended December 31, 1996 was substantially due to a net gain of approximately $948,000 on the sale of keno operations.

Liquidity and Capital Resources

For a discussion of liquidity and capital resources, see
"Description of Business - Liquidity and Continuation of
Business."

Risk Factors; Forward Looking Statements

Management's Discussion and Analysis contains forward-looking statements regarding the Company's future plans, objectives and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements. These factors include, among others, the uncertainties related to (i) the Company's ability to obtain sufficient funds for its operations, through the charter of the Gold Coast Barge, sales of assets, or otherwise, (ii) obtaining Shamrock's and, if necessary, Bennett Management's agreement to modify on terms acceptable to the Company or terminate the Bennett Debt Exchange (excluding Shamrock's assumption of the Ship Mortgage) and restructure all other obligations due from the Company to Shamrock and, if applicable, Bennett Management, (iii) consummating the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, (iv) satisfactorily resolving the legal proceedings filed against the Company (see "Legal Proceedings"), and (v) the legal problems described above relating to certain Bennett Entities (see "Description of Business - Liquidity and Continuation of Business" and "Legal Proceedings").

Item 7. Financial Statements

See pages 47 through 86 following Item 13 below.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Not Applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Section 16(a) Beneficial Ownership Compliance Report.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a)     Executive Officers and Directors

The executive officers and directors of the Company are as follows:

                               DIRECTOR
NAME                     AGE    SINCE       POSITION

J. Douglas Wellington    44     1996    President and Chief
                                        Executive Officer
                                        ("CEO"), General Counsel,
                                        Secretary, Director
Paul L. Patrizio         41     1996    Chairman of the Board of
                                        Directors
William R. Rafferty      59     1993    Director

Each of the Company's current directors serve until the next annual meeting of stockholders and until his successor is duly elected and qualified. The holders of the Series A Preferred Stock are entitled to elect one director to the Board of Directors, but have not elected a director. In connection with a prior year restructuring of the Company's debt (the "Restructuring"), the Company agreed that Shamrock would be entitled to control the Board of Directors by designating for election two of the then four directors to be elected by the holders of Common Stock, in addition to electing one director as the holder of Series A Preferred Stock. The Company believes that, in connection with an amendment of the by-laws of the Company reducing the total number of directors to four, Shamrock currently has the right to designate for election one of the three directors to be elected by the holders of Common Stock. However, in accordance with the terms of the Restructuring, such designee will only serve on the Board of Directors as a designee of Shamrock until such time that (i) the Company has raised $50 million in financing from sources other than Shamrock and (ii) the management of the Company has invested $1,250,000 into equity of the Company (of which total the Company's management, as of February 28, 1998 has invested $293,000 into equity of the Company). Shamrock has not designated anyone for election to the Board of Directors pursuant to such right under the Restructuring. Mr. Wellington was elected to the Board of Directors on April 11, 1996; Mr. Wellington has agreed to serve as a director until such time as Shamrock designates someone for election to the Board of Directors in his stead pursuant to such right.

J. Douglas Wellington was elected CEO of the Company in September 1996, after being elected President and Chief Operating Officer in August 1996. Mr. Wellington joined the Company in November 1993 as Corporate Counsel, was elected an Assistant Secretary of the Company in December 1993, was elected Secretary in May 1994 and was promoted to General Counsel in December 1994. In April 1996, Mr. Wellington was elected to the Board of Directors. Mr. Wellington was elected Controller (which position he held until September 1996) and Principal

Accounting Officer in May 1996 and was elected interim President and Chief Operating Officer in July 1996. From November 1992 through December 1993, Mr. Wellington attended New York
University full-time completing the program for an LL.M. degree.

Paul L. Patrizio was elected a director of the Company in April 1996 and was appointed the Company's Chairman of the Board of Directors in September 1996. Mr. Patrizio has been Chairman of Angel Partners, an investment firm specializing in the communications and entertainment industries, and a principal of such firm's broker-dealer affiliate, Angel Investments LLC, since July 1995. From July 1995 to July 1997 Mr. Patrizio was a partner at the law firm of Rick, Steiner & Tannenbaum, P.C. in New York, New York, since July 1997 he has been of counsel to such law firm. From November 1992 to June 1995, Mr. Patrizio was a partner at Campbell & Fleming, P.C. in New York, New York.

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

(b)     Significant Employees. None.

(c)     Family Relationships.  None.

(d)     Involvement in Certain Legal Proceedings.  None.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE REPORT

Section 16(a) of the Exchange Act, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file an initial report of ownership of such securities on Form 3 and changes in ownership of such securities on Form 4 or 5 with the Commission. Such officers, directors and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file with the Commission.

Based solely on its review of the copies of such forms received by it, or written representations from certain such reporting persons that no Form 5's were required for such persons, the Company believes that, for the fiscal year ended December 31, 1998, its officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

Item 10.  Executive Compensation

The following tables set forth certain information respecting the compensation awarded to, earned by, or paid to the sole individual serving as the Company's CEO during 1997. No other individual had a total annual compensation exceeding $100,000 for the year ended December 31, 1997.



                               SUMMARY COMPENSATION TABLE
                                                                       Long Term
                                                                      Compensation
                                         Annual Compensation             Awards
                                                      Other Annual     Securities     All Other
Name and Principal        Year   Salary($)  Bonus($)  Compensation     Underlying     Compen-
    Position                                              ($)          Options (#)    sation ($)
__________________        ____   ________   _______   ____________    ____________    __________

J. Douglas Wellington,    1997   125,000    62,500        ___             ___          21,275
CEO                       1996   125,000    62,500        ___          500,000           (1)
                          1995    80,000      ___         ___             ___           6,693(2)
                                                                                         ___

(1)   Consists of $15,148 for accrued vacation and sick time, $6,000 for car allowance and
      $127 for interest on a letter of credit (discussed below).
(2)   Consists of $4,593 for accrued vacation and sick time and $2,000 for car allowance.



                      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                 AND FY-END OPTION VALUES


                                                   Number of           Value of
                                                  Unexercised      Unexercised in-the-
                                                    Options         Money Options at
                            Shares       Value   At FY-End (#)         FY-End ($)
                         Acquired on   Realized  Exercisable/         Exercisable/
Name                     Exercise (#)    ($)     Unexercisable        Unexercisable
____________________     ____________  ________  ______________    ___________________

J. Douglas Wellington         0          $0     268,750/250,000          $0/$0

Compensation of Directors

The Company's non-employee directors were each paid a fee of $4,000 per month as compensation for services as a director. Directors who are employed by the Company receive no such compensation. Every director is reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and other Company business.

Employment Contracts and Termination of Employment

The Company and Mr. Wellington executed an agreement dated as of September 12, 1996 (the "Wellington Employment Agreement"). The Wellington Employment Agreement has a term of two years and provides for annual compensation payable to Mr. Wellington of $125,000. The Wellington Employment Agreement also provides for
(i) a signing bonus of $62,500, which amount was paid to Mr. Wellington upon execution of the Wellington Employment Agreement,
(ii) a severance payment of $250,000 to be paid to Mr. Wellington in the event (a) Mr. Wellington is terminated "without cause",
(b) a "substantial breach" occurs or (c) Mr. Wellington resigns after a "change of control" (as such terms are defined in the Wellington Employment Agreement), (iii) the issuance of an irrevocable letter of credit in the amount of $62,500, which amount was paid to Mr. Wellington upon Mr. Wellington being employed by the Company through September 11, 1997, (iv) the grant of options to purchase 350,000 shares of Common Stock, and
(v) a car allowance of $500 per month.

Item 11.   Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth information as of February 28, 1998 with respect to the only persons or groups known to the Company who may be deemed to own beneficially more than 5% of the Company's voting securities (i.e. Common Stock or Series A Preferred Stock). Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities.

Title of Class   Name and Address            Amount and Nature  Percent of Class
               of Beneficial Owner             of Beneficial
                                               Ownership (1)

Common Stock   Shamrock Holdings Group, Inc.   5,823,019 (2)        41.8%
               2 Clinton Square
               Syracuse, NY  13202

Common Stock   Richard C. Breeden, Trustee   494,790,917 (3)        98.7%
               c/o Shamrock Holdings
               Group, Inc.
               2 Clinton Square
               Syracuse, NY  13202

Series A       Shamrock Holdings Group, Inc.   55,982.61 (4)         100%
Preferred      2 Clinton Square
Stock          Syracuse, NY  13202



Series A       Richard C. Breeden, Trustee     55,982.61 (5)         100%
Preferred      c/o Shamrock Holdings
Stock          Group, Inc.
               2 Clinton Square
               Syracuse, NY  13202


     (1) Based on information supplied by persons listed or as reported on the most recent Schedule 13D filed by any such persons. As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after February 28, 1998 (see "- Changes in Control").

     (2) Includes 1,399,565 shares of Common Stock issuable upon the conversion of Series A Preferred Stock.

     (3) Includes the 5,823,019 shares of Common Stock beneficially owned by Shamrock. The Company understands that Mr. Breeden is sole stockholder and President of Shamrock. Includes, collectively, 487,467,898 shares of Common Stock issuable upon conversion of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock assuming that those conversions took place on February 28, 1998 and that the Company amended its Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares (see "- Changes in Control").

     (4) Each share of Series A Preferred Stock is convertible into 25 shares of Common Stock.

     (5) Includes the 55,982.61 shares of Series A Preferred Stock beneficially owned by Shamrock. The Company understands that Mr. Breeden is sole stockholder and President of Shamrock.

Security Ownership of Management

The following table sets forth information as of February 28, 1998 with respect to (i) each director, (ii) all individuals serving as the Company's CEO during 1997, and (iii) all directors and all such executive officers as a group. Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities. An asterisk (*) indicates beneficial ownership of less than 1%.

                         COMMON STOCK


  Name and Address of      Amount and Nature of     Percent of
   Beneficial Owner        Beneficial Ownership       Class
                               (1) (2) (3)
  ___________________      ____________________     __________
J. Douglas Wellington             518,750             3.97%
c/o American Gaming &
Entertainment, Ltd.,
One Woodland Avenue,
Paramus, New Jersey, 07652

Paul L. Patrizio                        0               *
c/o Angel Partners
Wall Street Tower
20 Exchange Place
30th Floor
New York, NY 10005

William R. Rafferty                     0               *
c/o Rafferty Real Estate
10 N. California Avenue
Atlantic City, NJ 08401

Executive Officers and            518,750             3.97%
Directors as a group
(3 persons)


     (1) As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, and/or the sole or shared investment power with respect to such securities (i.e., the power to dispose of, or to direct the disposition of, such securities). In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security which such person had the right to acquire within 60 days after February 28, 1998.

     (2) Includes for J. Douglas Wellington and all executive officers and directors as a group, 518,750 shares of Common Stock that, in each case, are subject to presently exercisable options or options which will become exercisable within 60 days after February 28, 1998.

Changes in Control

Except as described below, the Company knows of no arrangements the operation of which may at a subsequent date result in a change of control.

Shamrock, of which the Trustee is the sole stockholder, owns (i) 4,423,454 shares of Common Stock, and (ii) all of the Company's outstanding Series A Preferred Stock, convertible into, and voting as, 1,399,565 shares of Common Stock. Additionally, the Trustee owns (i) an additional 1,500,000 shares of Common Stock and (ii) all of the Company's outstanding Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, convertible as of February 28, 1998 into 1,273,084,587 shares of Common Stock. The Company does not have a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock. On April 1, 1996 the Board of Directors voted to request the stockholders of the Company to approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares no later than the next annual meeting of the Company's stockholders. The Board of Directors has not set a date for such annual meeting. Assuming the Trustee converted as of February 28, 1998 that number of shares of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock convertible into the total number of the Company's presently authorized but unissued shares of Common Stock (i.e. 37,467,898 shares), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 86.8% of the total outstanding shares of Common Stock and approximately 87.1% of the total voting power represented by the total outstanding voting securities of the Company. Assuming the Company's stockholders approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares and the Trustee converted as of February 28, 1998 that number of shares of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock convertible into the total number of the Company's authorized but unissued shares of Common Stock immediately after giving effect to such amendment (i.e. resulting in a total of 487,467,898 shares of Common Stock being issued to the Trustee as of such date), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 98.7% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company. As of March 25, 1998, the Trustee has not asserted any rights he may have against the Company for the Company's failure to maintain a sufficient number of authorized shares of Common Stock to enable the Trustee to convert all of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock.

In addition to the right of Shamrock, as beneficial owner of 100% of the Series A Preferred Stock, to elect one director to the Board of Directors, in connection with the Restructuring, Shamrock was given the right to designate, and but has not so designated, one additional director of the four present directors to the Board of Directors (see "Directors, Executive Officers, Promoters and Control Persons; Section 16(a) Beneficial Ownership Report Compliance -

Directors, Executive Officers, Promoters and Control Persons -
Executive Officers and Directors").

Item 12.  Certain Relationships and Related Transactions

See "Security Ownership of Certain Beneficial Owners and Management" for those persons or groups known to the Company who may be deemed to own beneficially more than 5% of the Company's voting securities (i.e. Common Stock or Series A Preferred Stock). Bennett Funding and Bennett Management are assumed to be affiliates of Shamrock. However, this should not be deemed to constitute an admission that such entities are, in fact, affiliates of Shamrock.

See "Description of Business - Liquidity and Continuation of
Business" for a description of certain relationships and related transactions related to the Gold Coast Barge, the Charter
Agreement and PMCC Payments.

Current Transactions
As more fully described above, the Company and Shamrock entered into the HC Purchase Agreement on May 31, 1995, the Harolds Agreements as of August 15, 1995 and the HC Reimbursement Agreement in September 1996 (see "Description of Business - Investments in Gaming Ventures - Nevada").

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

The shares of Series C Preferred Stock, Series D Preferred Stock and the Series E Preferred Stock, all of which outstanding shares are held by the Trustee, are senior to all other classes of the Company's outstanding stock. Each of the Series C Preferred Stock, Series D Preferred Stock and the Series E Preferred Stock is convertible by the holder thereof into the number of shares of Common Stock equal to the then-applicable redemption price for each such Series (as described below) divided by an amount equal to 75% of the average market price of Common Stock for the ten consecutive business days prior to the conversion date. Conversion of each of the Series C Preferred Stock, Series D Preferred Stock or Series E Preferred Stock could result in significant dilution to the ownership interest of the Company's stockholders (see "Security Ownership of Certain Beneficial Owners and Management - Changes in Control"). The Company has the right to redeem all three series of Preferred Stock at any time. The redemption price for each share of the three series of Preferred Stock (which price is also used to determine the conversion price) increases quarterly as follows: (i) for the Series C Preferred Stock, from a redemption price of $1,294.67 per share as of January 1, 1998, $29.17 per share per quarter;
(ii) for the Series D Preferred Stock, from a redemption price of $1,240.48 per share as of January 1,

1998, $29.17 per share per quarter; and (iii) for the Series E Preferred Stock, from a redemption price of $1,194.59 per share as of January 1, 1998, $20.83 per share per quarter. The Series C Preferred Stock and the Series D Preferred Stock each have a current cumulative dividend rate of 7.5%. The Series E Preferred Stock has no stated dividend rate.

For the years ended December 31, 1997 and 1996, the law firm of Rick, Steiner & Tannenbaum, P.C., in which Mr. Patrizio was formerly a partner, and is now of counsel, was paid approximately
$39,000 and $21,000, respectively.

Terminated or Superseded Agreements

On March 21, 1996 the Company invested $400,000 with Bennett Funding. Such investment is evidenced by a demand promissory note from Bennett Funding to the Company, which terms included interest of 8% per annum on outstanding balances. On March 28, 1996 the Company demanded payment of such note. Bennett Funding filed for protection under the Code on March 29, 1996, and has not repaid such note. In 1996, the Company set off the amount of such investment against the then remaining balance of the Company's indebtedness due to Bennett Funding.

Item 13.  Exhibits And Reports On Form 8-K.

(a)  Exhibits.

EXHIBIT
  NO.                DESCRIPTION                           LOCATION

3.1    Restated Certificate of Incorporation               (1) Exh. 3.1
3.2    Certificate of Amendment of Restated Certificate of
       Incorporation                                       (2) Exh. 3.3
3.3    Bylaws, as amended                                  (3) Exh. 3.3
4.1    Specimen Common Stock Certificate                   (4) Exh. 4.1
10.1   Stock Option Plan                                   (4) Exh 10.7; (15)
10.2   Employment Agreement dated September 12, 1996
       between the Company and J. Douglas Wellington       (5) Exh. 10.71; (15)
10.3   Charter Agreement dated as of February 17, 1995
       between the Company and President Mississippi
       Charter Corporation                                 (3) Exh. 10.3
10.4   Preferred Ship Mortgage dated January 14, 1994,
       granted by American Gaming Corporation to
       Ship Mortgage, L.P.,                                (4) Exh. 10.28
10.5   First Amendment of Preferred Ship Mortgage dated
       July 26, 1994 from American Gaming Corporation to
       Ship Mortgage, L.P.                                 (4) Exh. 10.29
10.6   Assumption and Second Amendment of Preferred Ship
       Mortgage dated January 31, 1995 made by the Company
       and executed by American Gaming and Resorts of
       Mississippi, Inc. in favor of Ship Mortgage, L.P.   (4) Exh. 10.30
10.7   First Preferred Ship Mortgage, dated May 6, 1994
       granted by American Gaming Corporation to the
       Company                                             (4) Exh. 10.33
10.8   First Amendment to First Preferred Ship Mortgage
       dated July 28, 1994 from American Gaming
       Corporation to the Company                          (4) Exh. 10.34
10.9   Second Amendment to First Preferred Ship Mortgage
       dated December 15, 1994 granted by American Gaming
       and Resorts of Mississippi, Inc. to the Company,
       together with Assignment of First Preferred Ship
       Mortgage dated December 15, 1994 from the Company
       to Shamrock, Inc.                                   (4) Exh. 10.35
10.10  Assumption and Third Amendment of First Preferred
       Ship Mortgage dated as of January 31, 1995 made by
       the Company and executed by AGRM in favor of
       Shamrock, Inc.                                      (4) Exh. 10.36
10.11  Agreement and Plan of Merger dated November 10, 1994
       by and between the Company,  American Gaming and
       Resorts of Mississippi, Inc., AMGAM Associates and
       American Gaming Corporation                         (6) Exh. 10.91

10.12  AMGAM/AGRM Settlement Agreement & Term Sheet dated
       as of November 1, 1996 between AMGAM Associates,
       American Gaming & Resorts of Mississippi, Inc.,
       the Company, Shamrock Holdings Group, Inc. the
       Official Committee of Unsecured Creditors of AMGAM
       Associates and the Official Committee of Unsecured
       Creditors of American Gaming & Resorts of
       Mississippi, Inc.                                   (7)
10.13  Irrevocable Proxy and Consent Agreement dated as
       of August 23, 1996 by and between Paul L.
       Partridge, Patrick F. Daly, James A. Everatt,
       Charles E. Reisert, Jr., Eric C. Jackson, the
       Company and RSR,LLC                                 (8) Exh. 10.72
10.14  Trust Agreement dated as of August 23, 1996 by and
       between the Company and NBD Bank, N.A.              (8) Exh. 10.73
10.15  Assignment and Transfer Agreement dated as of
       March 28, 1996 by and between the Company, American
       Heartland Corporation and Big Red Keno, Ltd.        (3) Exh. 10.5
10.16  Agreement to Restructure and Cancel Debt dated as
       of April 12, 1995 by and between Bennett Management
       and Development Company and the Company             (4) Exh. 10.44
10.17  Assignment of Charter Agreement and Collateral
       Assignment Agreement dated as of April 13, 1995 by
       and between the Company and Shamrock, Inc.          (4) Exh. 10.45
10.18  Security Agreement dated April 12, 1995 by and
       between Bennett Management and Development Company
       and the Company.                                    (9) Exh. 10.101
10.19  Amendment to Agreement to Restructure and Cancel
       Debt and Assignment of Charter Agreement and
       Collateral Assignment executed on July 10, 1995 by
       and between the Company, Bennett Management and
       Development Company and Bennett Holdings, Inc.      (10) Exh. 10.104
10.20  Agreement dated as of August 15, 1995 by and
       between Bennett Holdings, Inc. and Emerald
       Gaming, Inc.                                        (11) Exh. 10.111
10.21  Exclusive Management Agreement dated as of
       August 15, 1995 by and between Bennett Holdings,
       Inc. and Emerald Gaming, Inc.                       (11) Exh. 10.112
10.22  Letter Agreement dated September 26, 1996 between
       Shamrock Holdings Group, Inc. and the Company       (12) Exh. 10.74
10.23  Letter agreement dated September 20, 1994 by and
       between Bennett Holdings, Inc. and the Company      (13) Exh. 10.89
10.24  Letter agreement dated November 5, 1997 by and
       between Shamrock Holdings Group, Inc. and the
       Company                                             (14)
11     Statement re computations of per share earnings     (14)
21     List of Subsidiaries                                (14)

23     Consent of Deloitte & Touche LLP                    (14)
27     Financial Data Schedule                             (14)

   (1) This exhibit is incorporated by reference to the Company's Current Report on Form 8-K dated June 24, 1994.
   (2) This exhibit is incorporated by reference to the Company's Current Report on Form 8-K dated November 30, 1994.
   (3) Each of these exhibits is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
   (4) Each of these exhibits is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
   (5) Each of these exhibits is incorporated by reference to the Company's Current Report on Form 8-K dated August 23, 1996.
   (6) This exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1994.
   (7) Each of these exhibits is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
   (8) This exhibit is incorporated by reference to the Company's Current Report on From 8-K dated December 15, 1995.
   (9) Each of these exhibits is incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.
   (10) Each of these exhibits is incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 1995.
   (11) Each of these exhibits is incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.
   (12) This exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1996.
   (13) This exhibit is incorporated by reference to the Company's Current Report on From 8-K dated September 30, 1994.
   (14)  Enclosed herewith.
   (15) Each of these exhibits is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.


(b)     Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                American Gaming & Entertainment, Ltd.
                        Form 10-KSB - Item 7
                    List of Financial Statements


The following financial statements are included in Item 7:


Independent Auditors' Report ............................... 48

Consolidated Balance Sheets at December 31, 1997 and
1996................................................. 49 and 50

Consolidated Statements of Operations for the years ended
December 31, 1997 and 1996 ................................. 51

Consolidated Statements of Stockholders' Deficiency for
the years ended December 31, 1997 and 1996 ................. 52

Consolidated Statements of Cash Flows for the years ended
December 31, 1997 and 1996 ................................. 53

Notes to Consolidated Financial Statements ...... 54 through 86

To the Board of Directors and Stockholders of American Gaming & Entertainment, Ltd.
Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of American Gaming & Entertainment, Ltd. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses, negative working capital, stockholders' deficiency, defaults under its debt agreements, uncertainties relating to the liquidation of its subsidiaries (see Note 4) and uncertainties relating to the bankruptcy of, and charges relating to affiliates of its major stockholder and creditor (see Note 5) raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans concerning these matters are discussed in Note 6. The financial statements do not include any additional adjustments that might result from the outcome of these uncertainties.

Because of the possible material effects of the uncertainties referred to in the preceding paragraph, we are unable to express, and we do not express, an opinion on the financial statements for 1997 or 1996.


/s/ Deloitte & Touche LLP


Philadelphia, Pennsylvania
March 20, 1998

                    AMERICAN GAMING & ENTERTAINMENT, LTD.
                        CONSOLIDATED BALANCE SHEETS


                                 December 31,         December 31,
                                    1997                  1996
                                 ____________         ____________

ASSETS
Current Assets
  Cash                             $  381,000         $  265,000
  Restricted cash                     630,000                 --
  Prepaid expenses                    232,000            397,000
  Other current assets                313,000            293,000
                                   __________         __________
Total current assets                1,556,000            955,000

Assets held for sale                  431,000            539,000

Casino barge and improvements,
  subject to lease, net of
  accumulated depreciation of
  $3,907,000 - 1997
  and $2,599,000 - 1996             8,686,000          9,994,000

Furniture, fixtures and equipment,
  net of accumulated depreciation
  of $71,000 - 1997 and
  $62,000 - 1996                       14,000             19,000

Other non-current assets              465,000            729,000
                                    _________          _________

                                 $ 11,152,000       $ 12,236,000
                                 ============       ============


See Notes to Consolidated
  Financial Statements

                      AMERICAN GAMING & ENTERTAINMENT, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                            December 31,          December 31,
                                               1997                   1996
                                            ____________          ____________
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Amounts due to related parties:
    Accrued interest                        $ 16,788,000          $ 11,217,000
    Dividends payable                          1,953,000             1,353,000
    Accrual for lease costs                    2,701,000             2,701,000
    Current portion of long term debt         40,510,000            39,688,000
                                            ____________          ____________
                                              61,952,000            54,959,000

  Accounts payable                                68,000                75,000
  Accrued payroll and related expenses            12,000                13,000
  Accrued expenses and other current
    liabilities                                1,389,000             1,040,000
  Short term portion of estimated net
    liabilities for subsidiaries in
    bankruptcy                                 1,162,000               513,000
  Current portion of mortgage note
    payable                                           --                27,000
                                            ____________          ____________
Total current liabilities                     64,583,000            56,627,000

Long term portion of estimated net
  liabilities for subsidiaries in
  bankruptcy                                   3,329,000             4,500,000
Long term portion of mortgage note
  payable                                             --                96,000
                                            ____________          ____________
                                              67,912,000            61,223,000
                                            ____________          ____________

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, 1,000,000 shares authorized:
  Series A preferred stock, par value $.01         1,000                 1,000
    per share, 55,983 shares issued
  Series C and D cumulative preferred
    stock, and Series E preferred stock,
    par value $.01 per share, 4,000 shares
    authorized and issued for each series     14,602,000            13,336,000
Common stock, par value $.01 per share;
    50,000,000 shares authorized 12,556,137
    shares issued (including 24,035 shares
    held in treasury)                            126,000               126,000
Additional paid-in capital                    43,288,000            45,154,000
Cost of shares held in treasury                  (25,000)              (25,000)
Accumulated deficit                         (114,752,000)         (107,579,000)
                                            _____________          ____________

                                             (56,760,000)          (48,987,000)
                                            _____________         ____________
                                            $ 11,152,000          $ 12,236,000
                                            ============          ============

See Notes to Consolidated Financial
  Statements

                  AMERICAN GAMING & ENTERTAINMENT, LTD.
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Years ended December 31,
                                          _____________________________________
                                                   1997             1996

Revenues                                       $   633,000      $   216,000
                                               ___________      ___________

Costs and expenses
  Direct operating and cost of sales                    --           65,000
  Selling, general and administrative            1,646,000        2,853,000
  Casino project development costs                      --          272,000
  Accrual for (reversal of)
    unutilized lease costs                               -       (3,329,000)
  Depreciation and amortization                  1,317,000        1,572,000
  Writedown of impaired assets                          --        4,438,000
  Equity in losses of subsidiaries in
    bankruptcy                                          --        2,250,000
                                             ______________   ________________
Total costs and expenses                         2,963,000        8,121,000
                                             ______________   ________________
Operating loss                                  (2,330,000)      (7,905,000)
                                             ______________   ________________

Other income (expense)
  Interest income                                   81,000           69,000
  Interest expense                              (5,574,000)      (5,641,000)
  Writeoff of deferred financing fees                   --       (3,504,000)
  Net gain on sale of investments                  650,000          937,000
                                             ______________   ________________

Total other income (expense)                    (4,843,000)      (8,139,000)
                                             ______________   ________________
Net loss                                        (7,193,000)     (16,044,000)

Dividends and accretion on preferred
  stock                                          1,866,000        1,809,000
                                             ______________   ________________
Net loss for common stockholders             $ ( 9,039,000)   $ (17,853,000)
                                             ==============   ================

Net loss per common share                    $       (0.72)   $       (1.42)
                                             ==============   ================

Weighted average number of common
  shares outstanding                            12,532,102       12,532,102
                                             ===============  ================

See Notes to Consolidated Financial
  Statements

                           AMERICAN GAMING & ENTERTAINMENT, LTD.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                   1997            1996

Series A Preferred
Stock
  Balance at beginning and end of year           $1,000          $1,000
                                                 ======          ======
_______________________________________________________________________
Series C, D & E
Preferred Stock
  Balance at beginning of year              $13,336,000     $12,102,000
  Accretion                                   1,266,000       1,234,000
                                             __________      __________
Balance at end of year                      $14,602,000     $13,336,000
                                            ===========     ===========
_______________________________________________________________________
Common Stock
  Balance at beginning and end of year      $   126,000     $   126,000
                                            ===========     ===========
_______________________________________________________________________
Additional Paid-In
Capital
  Balance at beginning of year              $45,154,000     $46,963,000
  Accrual of dividends
    on preferred stock                         (600,000)       (575,000)
  Accretion of
    Preferred Stock                          (1,266,000)     (1,234,000)
                                             __________     ___________
  Balance at end of year                    $43,288,000     $45,154,000
                                            ===========     ===========
_______________________________________________________________________
Treasury Stock
  Balance at beginning and end of year         ($25,000)       ($25,000)
                                                =======         =======
_______________________________________________________________________
Deferred Financing
and Commitment
Fees
  Balance at beginning of year                     $ 0      ($1,547,000)
                                                   ===
  Amortization and
    writeoff of deferred
    financing
    performance
    shares                                                    1,547,000
                                                              _________
  Balance at end of year                           $ 0              $ 0
                                                   ===              ===
_______________________________________________________________________
Accumulated Deficit
  Balance at beginning of year           ($107,579,000)    ($91,535,000)
  Net loss for
    common
    stockholders                            (7,173,000)    ($16,044,000)
                                             _________      ____________
  Balance at end of year                 ($114,752,000)   ($107,579,000)
                                          ============     ============
See Notes to Consolidated Financial Statements

                      AMERICAN GAMING & ENTERTAINMENT, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years ended December 31,
                                                 _________________________
                                                 1997            1996
Operating Activities
Net loss                                    $(7,173,000)      $(16,044,000)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Restricted proceeds from investment        (626,000)                -
    Depreciation and amortization             1,317,000          1,572,000
    Accrued interest                          5,571,000          5,181,000
    Write-off of deferred financing costs             -          3,504,000
    Amortization of deferred financing costs          -            318,000
    Writedown of impaired assets                      -          4,438,000
    (Reversal of) unutilized lease costs              -         (3,329,000)
    Net gain on sale of securities             (625,000)                 -
    Net gain on sale of keno operations         (21,000)          (948,000)
    Net loss on sale of other investments             -             11,000
    Equity in losses of subsidiaries in
      in bankruptcy                                   -          2,250,000
Changes in operating assets and liabilities
    Litigation settlement payment              (375,000)                 -
    Other current assets                        173,000           (292,000)
    Other non-current assets                     (6,000)           (75,000)
    Accounts payable, accrued expenses and
      other current liabilities                 215,000           (774,000)
                                            ____________      _____________
    Net cash used in operating activities    (1,550,000)        (4,188,000)
                                            ____________      _____________
Investing Activities

Proceeds from asset dispositions                110,000            120,000
Proceeds from sale of securities                625,000                  -
Proceeds from sale of keno operations                 -            500,000
Proceeds from return of investment deposit            -          1,027,000
                                            ___________       ____________
    Net cash provided by investing activities   735,000          1,647,000
                                            ___________       ____________

Financing Activities

Proceeds from notes receivable and other
  long-term assets                              232,000           163,000
Utilization of proceeds from charter
  of casino barge                               822,000         3,451,000
Principal payments on notes payable
  and other long-term obligations              (123,000)       (1,295,000)
                                            ____________      ____________
    Net cash provided by financing activities   931,000         2,319,000
                                            ____________      ____________

Increase (decrease) in cash                     116,000          (222,000)
Cash at beginning of year                       265,000           487,000
                                            ___________       ____________
Cash at end of period                       $   381,000       $    265,000
                                            ===========       ============

See Notes to Consolidated Financial Statements

AMERICAN GAMING & ENTERTAINMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996

Note 1 - Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As further described in Note 6, the Company has sustained recurring operating losses since its inception. The Company has also had a history of insufficient liquidity and has been dependent upon Shamrock Holdings Group, Inc. ("Shamrock") and certain related entities (The Bennett Funding Group, Inc. ("Bennett Funding") and Bennett Management and Development Corp. ("Bennett Management", collectively with Shamrock and Bennett Funding, the "Bennett Entities") for both working capital and project related financing.

As a result, the Company's recurring losses, negative working capital, stockholders' deficiency, defaults under its debt agreements, uncertainties relating to the ability to consummate the liquidation of its subsidiaries (see Note 4) and uncertainties relating to the bankruptcy of, and charges relating to certain related entities of its major stockholder and creditor (see Note 5) raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans concerning these matters are discussed in Note 6. The financial statements do not include any additional adjustments that might result from the outcome of these uncertainties.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Except as described below, all significant intercompany accounts and transactions have been eliminated. These financial statements reflect significant related party transactions which are described throughout the notes to the consolidated financial statements.

As a result of the bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code (the "Code") affecting the Company's wholly owned subsidiaries, AMGAM Associates, a Mississippi partnership ("AMGAM") and American Gaming and Resorts of Mississippi, Inc., ("AGRM") and the expected liquidation of these subsidiaries in the near future, the Company's control of these entities is likely to be temporary and therefore AMGAM and AGRM are not included in the consolidated financial statements for financial reporting purposes. The Company follows the equity method of accounting for its investment in AMGAM and AGRM. (See Note 4).

Revenues
Revenues are principally from an equity interest in a riverboat gaming entertainment complex (see Note 8) and sales of keno game systems. Revenues from sales of keno systems are recognized upon installation of the related machines.

Assets Held for Sale
Assets held for sale are stated at cost and consist primarily of land, buildings and assets which, at the respective times of purchase, were anticipated to be utilized in casino gaming projects. Management periodically reviews the status of such assets as well as the likelihood of gaming being legalized in the jurisdiction related to the asset and, if necessary, adjusts the carrying value of such assets to estimated fair market value (See Notes 8 and 9).

Property and Equipment
Property and equipment are carried at cost. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method based on the following:

     Furniture, fixtures and equipment            3-10 years
     Software                                        5 years

Leased assets at December 31, 1997 consist of the Gold Coast Casino barge and related leasehold improvements (collectively, the "Gold Coast Barge"), net of accumulated depreciation, calculated on the straight-line method over a 10 year life (See Note 9).

Loss For Common Stockholders Per Common Share
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which was adopted by the Company effective for the year ended December 31, 1997, as required. Loss for common stockholders per common share is computed by dividing net loss for common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss for common stockholders per common share includes the effect of potential dilution from the exercise of outstanding potential shares of common stock into common stock using the treasury stock method. For the years ended December 31, 1997 and 1996, the Company's Series A Preferred Stock, Series C Cumulative Preferred Stock ("Series C Preferred Stock"), Series D Cumulative Preferred Stock ("Series D Preferred Stock"), Series E Preferred Stock and Common Stock options and warrants which are considered to be potential shares of common stock are excluded from the calculation of diluted loss for common stockholders per common share because they have an antidilutive effect. Accordingly, diluted loss for common stockholders per common share has not been presented.

Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse (See Note 14).

Asset Impairment
Long-lived Assets are reviewed for impairment on an annual basis in conjunction with the preparation of the annual budget or when a specific event indicates that the carrying value of an asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value (See Notes 3, 8 and 9).

Fair Market Value of Financial Instruments
The amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, receivables, and payables approximate fair value. Because of the related party nature of the Company's debt, determination of fair value would be impractical.

Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions. Management believes the estimates and assumptions used in the preparation of these consolidated financial statements are reasonable based upon currently available facts and known circumstances but recognizes that actual results may differ from those estimates and assumptions. Such differences, if any, are not expected to have a material impact on the Company's financial condition, results of operations or liquidity.

Recent Accounting Pronouncements
In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. Reclassification of financial information for earlier periods presented for comparative periods is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company will adopt SFAS No. 130 in 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997. Reclassification of segment information for earlier periods presented for comparative periods is required under SFAS No. 131. The Company does not expect adoption of this statement to result in changes to its presentation of financial information. The Company will adopt SFAS No. 131 in 1998.

Reclassifications
Certain reclassifications have been made to the 1996 amounts in order to conform to the classifications used in 1997.

Supplemental Cash Flow Information
The Consolidated Statements of Cash Flows exclude the effects of certain noncash financing activities, as follows:

                                      1997                1996
                                    _________           ________

Dividends on Series C and D
Preferred Stock                      $600,000           $575,000

Accretion on Series C, D and E
Preferred Stock                     1,266,000          1,234,000

The Company paid interest of approximately $3,000 and $142,000 for the years ended December 31, 1997 and 1996, respectively. The Company paid no income taxes for the years ended December 31, 1997 and 1996 (See Note 14).

Note 2 - Nature of Business
The Company owns equity interests in various properties which, at the respective times of purchase, were anticipated to be utilized in casino gaming projects. The Company has a 4.9% beneficial equity interest in a riverboat gaming and entertainment complex in Rising Sun, Indiana, which interest the Company has agreed to sell by August 23, 1998 (See Note 8). The Company has entered into an agreement (the "Charter Agreement"), with President Mississippi Charter Corporation ("PMCC") whereby PMCC is leasing from the Company the Gold Coast Barge which the Company owns and on which the Company had previously operated the Gold Shore Casino (See Note 3). The Company owns one site in Alabama and a 15% equity interest in the Marine Star (formerly known as the S.S. Aquarama), which the Company believes are suitable for use as casino gaming facilities if gaming legislation is enacted by appropriate jurisdictions (See Note 8). The Company is no longer actively seeking to develop gaming projects and is currently managing its equity interests. Given the Company's present financial and liquidity position, the legal problems described below relating to Bennett Funding and Bennett Management and the Company's other litigation described below (see Notes 4, 5, 6 and 15), the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming ventures.

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

To the extent the Company continues to do business in the gaming industry, if at all, competition and government regulation could have an adverse effect on the Company's business by increasing competition, by increasing costs, by making gaming a relatively less attractive activity for its customers as compared with other competing activities, and by imposing restrictions on the Company's business activities. To the extent the Company's activities in a particular jurisdiction are regulated, the Company has complied, or has taken the appropriate steps to comply, with any applicable regulations. To the extent the Company commences gaming operations in other jurisdictions, it will become subject to the regulatory systems in effect in those jurisdictions.

Note 3 - AMGAM, AGRM and Gold Shore Casino

As a result of a merger transaction prior to 1996 (the "Merger"), the Company became indirectly the sole owner of AMGAM and the sole owner of AGRM.

The Company provided AMGAM with approximately $18,947,000 to finance leasehold improvement expenditures associated with the construction of the Gold Shore Casino and the Gold Coast Barge. The Company has also lent AMGAM (i) approximately $6,970,000 as a supplemental loan, pursuant to the terms of AMGAM's partnership agreement, bearing interest at 14% per annum, and (ii) approximately $3,978,000 under a separate secured loan bearing interest at 14% per annum.

Prior to 1996, AMGAM and AGRM, each, filed for reorganization under Chapter 11 of the Code with the United States Bankruptcy Court, Southern District of Mississippi (the "Bankruptcy Court") (see Note 4).

As a result of AMGAM's continuing operating losses and liquidity problems prior to the date of filing for reorganization under Chapter 11 of the Code, as well as an inability on the part of the Company to raise the financing required to address the operating and liquidity problems of the Gold Shore Casino, the Company, prior to 1996, entered into the Charter Agreement with PMCC to charter the Gold Coast Barge to PMCC for use at PMCC's existing site in Biloxi, Mississippi for a monthly rent of approximately $329,000. Prior to 1996, the Gold Coast Barge was transferred to the Company from AGRM in exchange for the cancellation of AGRM's guaranty to the Company of certain unpaid lease obligations of AMGAM to the Company, which transfer is being challenged by the committee for unsecured creditors in the bankruptcy proceeding of AMGAM (the "AMGAM Committee") as a fraudulent transfer or voidable preference under the Code (See Note 4 for a description of the Complaint (as defined below)). Pursuant to terms of the Charter Agreement, PMCC is responsible for operating, insurance and maintenance costs of the Gold Coast Barge.

Pursuant to the Charter Agreement, PMCC made payments totaling $822,000 and $3,451,000 for the years ending December 31, 1997 and 1996, respectively (collectively, the "Original Charter Payments") into an escrow account (the "Escrow Account") for the benefit of creditors of AMGAM and AGRM. On October 22, 1997, the Company, Shamrock, the AMGAM Committee, the committee for unsecured creditors in the bankruptcy proceeding of AGRM

(collectively with the AMGAM Committee, the "Committees") (collectively, the "AMGAM Group") and PMCC entered into the a term sheet (the "Charter
Term Sheet"). Pursuant to the Charter Term Sheet, among other things, (i) within ten business days after an order of the Bankruptcy Court approving an amendment to the Charter Agreement incorporating the terms of the Charter Term Sheet (the "Closing Date"), PMCC shall pay $1,525,000 (the "Settlement Payment") into the Escrow Account for the benefit of the creditors of AMGAM and AGRM, (ii) PMCC shall pay into the Escrow Account a monthly charter payment of $215,000 ("PMCC Payments, previously $329,000 per month as discussed above) for 28 1/2 months, commencing December 1, 1997 and ending on April 15, 2000 (the "Remaining Charter Term"), (iii) PMCC shall pay into the Escrow Account a late fee of $21,500 for each monthly charter payment which is paid later than the tenth of such month, (iv) PMCC and the AMGAM Group will fund equally an escrow account not to exceed $1,000,000 to remove the Gold Coast Barge from PMCC's Biloxi, Mississippi site at the end of the Remaining Charter Term, (v) at any time during the Remaining Charter Term, PMCC has the right to make a written offer to purchase the Gold Coast Barge, which offer shall be deemed accepted unless rejected by the AMGAM Group within thirty days of receipt of such offer,
(vi) the Charter Agreement or the Gold Coast Barge may be assigned or sold, subject to PMCC's written consent, which may not be unreasonably withheld,
(vii) during the Remaining Charter Term, PMCC has a right of first refusal to purchase the Gold Coast Barge on the same terms and conditions set forth in any offer acceptable to the AMGAM Group and (viii) on the Closing Date, PMCC and the AMGAM Group shall execute mutual releases and file appropriate pleadings seeking dismissal, with prejudice, of all lawsuits and counterclaims, including suits brought by the Company against PMCC and President Riverboat Casino - Mississippi, Inc. and counterclaims filed by PMCC against the Company alleging various respective breaches of the Charter Agreement . If the Bankruptcy Court does not approve an amendment to the Charter Agreement incorporating the terms of the Charter Term Sheet and Company does not, by some means, (i) receive its portion of the PMCC Payments due from PMCC under the Charter Agreement or (ii) agree with PMCC, with the concurrence of the Committees and Shamrock, on a mutually acceptable amended charter agreement, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. If either reorganization or liquidation is necessary, all of the Company's obligations would probably not be completely satisfied and stockholders of the Company would probably not recover any of their investment in the Company.

The Company, Shamrock, AMGAM, AGRM and the Committees are presently negotiating revisions to a previously executed term sheet (the "Original Term Sheet"; as proposed to be revised, the "Term Sheet") for a proposed joint plan of liquidation (the "Plan"), more fully described below, pursuant to which the PMCC Payments and payments (the "FF&E Payments") with respect to substantially all of the furniture, fixtures and equipment, including certain slot machines, acquired by PMCC from AMGAM formerly used in the operation of the Gold Shore Casino (the "Acquired Equipment") would be deemed assets of the bankruptcy estates of AMGAM and AGRM and the Company would receive a portion of such aggregate payments, if any. As more fully described below, upon confirmation of the Plan, all litigation brought against the Company by the Committees would be dismissed, including an adversary complaint (the "Complaint") filed by the AMGAM Committee in the Bankruptcy Court challenging the 1995 transfers of the ownership interests in the Gold Coast Barge by AGRM and AMGAM to the Company and the 1995 transfer of the leasehold interest in the Gold Coast Barge by AMGAM to the Company as fraudulent transfers or voidable preferences under the Code. In January 1998, the AMGAM Committee voluntarily dismissed a motion filed in the Bankruptcy Court seeking the substantive consolidation of the AMGAM and AGRM bankruptcy proceedings. There can be no assurance that the Plan will be implemented or that the Company will receive any payments from the AMGAM or AGRM bankruptcy cases pursuant to the Plan or otherwise.

Pursuant to the Original Term Sheet, the Company and Shamrock have agreed, among other matters, to have one collective general allowed unsecured claim against AMGAM and AGRM in the amount of $33,000,000, which claim amount includes a first preferred ship mortgage (the "Ship Mortgage") in the amount of approximately $2,278,000 held by Shamrock (See Note 6).

The Company has also entered into an agreement with Shamrock (the "Escrow Allocation Agreement") pursuant to which Shamrock will receive (i) approximately $874,000 from the Settlement Payment, (ii) approximately $129,000 per month from the PMCC Payments paid into the Escrow Account during the Remaining Charter Term, (iii) 60% of any charter payments after the Remaining Charter Term, and (iv) 67.5% of any net proceeds from the sale of the Gold Coast Barge, which amounts, collectively, will reduce the Company's indebtedness to Shamrock.

Pursuant to the Term Sheet, notwithstanding the Preliminary Injunction (as described and defined in Note 4), the Company received approximately $705,000 and $3,214,000 for the years ending December 31, 1997 and 1996, respectively from the Original Charter Payments. Pursuant to the Charter Term Sheet, Term Sheet and the Escrow Allocation Agreement, notwithstanding the Preliminary Injunction, the Company will receive (i) approximately $188,000 in a lump sum payment from the Settlement Payment, (ii) approximately $32,000 per month from the PMCC Payments paid into the Escrow Account during the Remaining Charter Term (collectively, with the lump sum payment, the "AGEL/PMCC Payments"), (iii) 15% of any charter payments after the Remaining Charter Term, and (iv) 7.5% of any net proceeds from the sale of the Gold Coast Barge. There can be no assurance, however, that the Bankruptcy Court will approve an amendment to the Charter Agreement incorporating the terms of the Charter Term Sheet or that the Bankruptcy Court will approve payments to the Company from the Escrow Account prior to confirmation of a plan of liquidation for AMGAM and AGRM.

If (i) the Company, AMGAM, AGRM and the Committees cannot agree on a joint consensual plan of liquidation for AMGAM and AGRM incorporating the terms of the Term Sheet or any other acceptable terms or any such plan is agreed upon but not approved by the creditors in the AMGAM and AGRM bankruptcy proceedings in accordance with the provisions of the Code or thereafter confirmed by the Bankruptcy Court and (ii) the AMGAM Committee prevails on the Complaint, the Company would not be able to meet its obligations as they come due. Additionally, if the Company and the Committees cannot agree on a joint consensual plan of liquidation for AMGAM and AGRM incorporating the terms of the Term Sheet or any other acceptable terms, and, as a result, the Court (i) terminates the Preliminary Injunction and (ii) disallows any payments to the Company for its monthly operating expenses from the PMCC Payments, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company. Even if the Plan is confirmed in the AMGAM and AGRM bankruptcies, and the Company receives its portion of the PMCC Payments, such payments would not be sufficient to satisfy the Company's currently anticipated operating needs and its obligations to Shamrock and Bennett Management (see Note 6).

In addition, pursuant to an order (the "PMCC Order") of the Bankruptcy Court, on September 21, 1995, PMCC acquired from AMGAM the Acquired Equipment in exchange for the promise to make to AMGAM the FF&E Payments, consisting of an initial payment of approximately $48,000 and twenty-six equal monthly payments of approximately $121,000 through October 1, 1997 totaling approximately $3,188,000. Pursuant to the PMCC Order (a) commencing October 1, 1995 any such payments made by PMCC to AMGAM are escrowed in the AMGAM bankruptcy proceeding pending a determination by the Bankruptcy Court as to the disposition of such proceeds and (b) approximately $22,000 was disbursed from such account in satisfaction of the secured claim of one creditor in the AMGAM bankruptcy proceeding. PMCC made FF&E Payments for the year ending December 31, 1996 totaling approximately $845,000, all of which were escrowed (no FF&E Payments were made for the year ending December 31, 1997). On January 31, 1997 AMGAM and the AMGAM Committee filed suit in the Bankruptcy Court against PMCC and an affiliate seeking payment of all FF&E Payments currently due under the PMCC Order, among other relief. As currently agreed under the Charter Term Sheet, such suit will be dismissed, with prejudice, on the Closing Date.

Prior to 1996, the Company, Shamrock and Bennett Management executed the Bennett Debt Exchange (as described and defined in Note 6). The Bennett Debt Exchange was to become effective the day on which Shamrock was licensed to own the Gold Coast Barge as a gaming facility by the Mississippi Gaming Commission Exchange (the "BDE Date"). However, the Company continued to utilize the Charter Agreement rental payments for its operating needs after the BDE Date because the Company's management determined on the BDE Date that, because of the Company's liquidity problems, consummating the Bennett Debt Exchange and transferring the Charter Agreement and related payments would prevent the Company from meeting its obligations to its creditors. In the opinion of management, consummating the Bennett Debt Exchange at that time would have required the Company to file for protection under the Code.

Prior to 1996, Shamrock notified the Company that the Company had not fulfilled its obligations under the Bennett Debt Exchange to assign the Charter Agreement and the Gold Coast Barge from the Company to Shamrock and Bennett Management, respectively, and that Shamrock is entitled to all PMCC Payments. Additionally, in June 1996, the Trustee (the "Trustee") for

Bennett Funding and Bennett Management under Chapter 11 of the Code, who, pursuant to information from the Trustee, is the sole owner of Shamrock, orally notified the Company that Shamrock is entitled to all PMCC Payments to be received by the Company as a result of Shamrock being the holder of the Ship Mortgage and a second preferred ship mortgage on the Gold Coast Barge in the amount of $33,000,000 (the "Second Mortgage"), which secures approximately $22,722,000 in debt due Shamrock with respect to the Gold Shore Casino (the "Barge Debt"). Accordingly, the Company has recorded the PMCC Payments received by the Company from the BDE Date through November 30, 1997 (totaling approximately $5,917,000) as indebtedness due to Shamrock ("PMCC/Bennett Debt") in the line item "Current portion of Long Term Debt - Due to Related Parties" in the accompanying Balance Sheet. In addition, the Company has (a) recorded interest expense on such PMCC/Bennett Debt for the years ended December 31, 1997 and 1996 (totaling approximately $846,000 and $550,000, respectively) and (b) for the reasons set forth below, continued to record for the years ended December 31, 1997 and 1996 (i) interest expense on the Barge Debt that was to have been canceled by Shamrock, or, if necessary, Bennett Management pursuant to the Bennett Debt Exchange and (ii) depreciation and amortization expense on the Gold Shore Barge that was to have been transferred to Shamrock pursuant to the Bennett Debt Exchange (totaling approximately $1,308,000 and $1,388,000 for the years ended December 31, 1997 and 1996, respectively) (although, as discussed below, the Company is not recognizing any rental revenue associated with such expenses). For the reasons set forth below, the Barge Debt is classified as "Current Portion of Long Term Debt" in the accompanying Consolidated Balance Sheets as of December 31, 1997 and 1996. Except for the Escrow Allocation Agreement, Shamrock has not rescinded such letter nor executed documents agreeing to a termination or postponement of the Bennett Debt Exchange. The Company has not yet transferred the Gold Shore Barge, the Charter Agreement and PMCC Payments received by the Company from the BDE Date through November 30, 1997. Additionally, Shamrock or, to the extent an assignment to Shamrock of Bennett Management's interest in the agreements constituting the Bennett Debt Exchange never took place or are voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management, Bennett Management has not yet canceled the Barge Debt as required by the Bennett Debt Exchange. If Shamrock, and, to the extent an assignment to Shamrock of Bennett Management's interest in the agreements constituting the Bennett Debt Exchange never took place or is voided as a fraudulent transfer, voidable preference or otherwise in the bankruptcy proceeding of Bennett Management, Bennett Management agree to a termination of the Bennett Debt Exchange as of the respective dates of the agreements comprising the Bennett Debt Exchange (excluding Shamrock's assumption of the Ship Mortgage) and agree to continue to let the Company utilize the PMCC Payments (subject in all cases to the Preliminary Injunction and the Term Sheet) (i) the Company would recognize as revenue amounts previously recorded as PMCC/Bennett Debt from the BDE Date through November 30, 1997 as of the date of such termination and (ii) the Company would reverse interest expense recognized on such PMCC/Bennett Debt.

Based upon the Escrow Settlement Agreement, the Company is entitled to utilize and retain the AGEL/PMCC Payments from December 1, 1997. However, the Company did not recognize as revenues any AGEL/PMCC Payments in 1997 because the there can be no assurance that the

Bankruptcy Court will approve an amendment to the Charter Agreement incorporating the terms of the Charter Term Sheet.

The Gold Coast Barge (with a value on the Company's books of approximately $8,686,000 net of accumulated depreciation and amortization, as of December 31, 1997) that was to have been transferred to Bennett Management pursuant to the Bennett Debt Exchange and the Barge Debt (totaling approximately $22,722,000 as of December 31, 1997, and accrued interest on such debt of approximately $7,566,000 from the BDE Date through December 31, 1997) that was to have been canceled by Shamrock or, if necessary, Bennett Management pursuant to the Bennett Debt Exchange are shown as assets and liabilities, respectively, of the Company as of December 31, 1997 and 1996. Such amounts are shown on the accompanying Consolidated Balance Sheets as of December 31, 1997 and 1996 because documents have not been executed to formally transfer the Gold Coast Barge from the Company to Bennett Management and to forgive such indebtedness by Shamrock or, if necessary, Bennett Management all in accordance with the terms of the Bennett Debt Exchange. The related revenues for the years ended December 31, 1997 and 1996, however, were not recognized as such and instead are recorded as PMCC/Bennett Debt because
(i) in June 1996 the Trustee notified the Company that Shamrock is entitled to all PMCC Payments to be received by the Company and (ii) except for the Escrow Settlement Agreement, as of December 31, 1997 Shamrock had not executed documents agreeing to a termination or postponement of the Bennett Debt Exchange and therefore the Company may not have had a right to keep such revenues prior to December 1, 1997.
In the third quarter of 1996, the Company recognized a writedown of $2,146,000 in the value of its investment in the Gold Coast Barge to reflect an appraisal of its fair market value (see Note 9).

Note 4 - Subsidiary Bankruptcies and Related Legal Proceedings

Prior to 1996, AMGAM was served by certain creditors with a petition filed in the Bankruptcy Court seeking liquidation of AMGAM under Chapter 7 of the Code. AMGAM responded to such petition by requesting the Bankruptcy Court to convert the case into a reorganization under Chapter 11 of the Code, which request was granted by the Bankruptcy Court. On February 1, 1996, the Bankruptcy Court approved the sale of the leases comprising the Gold Shore Casino site to a third party for the sum of $750,000 plus the assumption and payment of all outstanding liabilities relating to and arising from such leases. On March 12 and 13, 1996, the personal property of AMGAM was sold at auction for the net sum of $337,000.

Prior to 1996, AGRM filed a voluntary petition for reorganization under Chapter 11 of the Code with the Bankruptcy Court. On April 18, 1996 the Bankruptcy Court lifted the automatic stay to allow an action of foreclosure on a parcel of property in Vicksburg, Mississippi owned by AGRM which served as collateral for certain borrowing agreements and the creditors under such borrowing agreements subsequently foreclosed on such parcel. Additionally, on March 14, 1996 the Bankruptcy Court approved the rejection by AGRM of its lease with the lessor of the parcel constituting the remainder of the property in Vicksburg, Mississippi.

The AMGAM Committee has filed the Complaint with the Bankruptcy Court seeking that (i) the transfer of the ownership interests in the Gold Coast Barge by AGRM and AMGAM to the Company be declared null and void, (ii) the transfer of the leasehold interest in the Gold Coast Barge by AMGAM to the Company be declared null and void, (iii) the Company and Shamrock be required to deliver to AGRM and AMGAM their respective interests in both the ownership and leasehold in the Gold Coast Barge, (iv) the Company and Shamrock disgorge and return to the respective AMGAM and AGRM estates all PMCC Payments, such funds to be deposited in an escrow account and not expended without further order of the Bankruptcy Court, and (v) PMCC be ordered and directed to immediately deposit all PMCC Payments into an escrow account for the benefit of the creditors of AMGAM and AGRM, such funds not to be expended without further order of the Bankruptcy Court. The Bankruptcy Court has not scheduled a hearing date on the Complaint. AMGAM, AGRM and the Company will oppose the Complaint on the bases, among others, that the transfer of the Gold Coast Barge from AGRM to the Company involved contemporaneous exchanges of value and that the Company and Shamrock were not insiders of AMGAM or AGRM at the time such entities granted the Company and Shamrock security interests in their assets, including the Gold Coast Barge.

The Company, Shamrock, AMGAM, AGRM and the Committees are presently negotiating the Term Sheet, which terms are to be incorporated into the Plan. Pursuant to the Plan as currently being negotiated by such parties,
(i) the Company would transfer to a creditors trust for the holders of allowed claims in the bankruptcy proceedings of AMGAM and AGRM (excluding the Company and Shamrock) an undivided 25% (22.7% in the Original Term Sheet) ownership interest in the Gold Coast Barge and the Charter Agreement, which assets will be held by a trustee (the "Mississippi Trustee"), (ii) the Mississippi Trustee would receive and disburse in accordance with the terms of the Plan all PMCC Payments and all FF&E Payments, (iii) each administrative and priority claim, as defined in the Code, incurred in connection with the bankruptcy proceedings of AMGAM and AGRM would be paid in full from the respective estates of AMGAM and AGRM in accordance with statutory priorities pursuant to the Code, (iv) each secured claim (excluding the Ship Mortgage) would be paid in full from the sale of the related collateral, (v) each unsecured claim, excluding any claims of the Company and Shamrock, would be paid on a pro rata basis (a) from the assets of the respective estates of AMGAM and AGRM, including all FF&E Payments made from October 1, 1995 through October 1, 1997 and the funds remaining in the Escrow Account, (b) from a monthly payment in the aggregate amount of approximately $54,000 (approximately $68,000 in the Original Term Sheet) out of the PMCC Payments (which total approximately $215,000 (approximately $329,000 in the Original Term Sheet) per month) from the date the Plan is confirmed (the "Confirmation Date") through Remaining Charter Term and (c) from 25% (22.7% in the Original Term Sheet) of the net proceeds of a sale of the Gold Coast Barge, if any, and (vi) the Company's and Shamrock's unsecured claims and the Ship Mortgage (in the collective claimed amount of $33,000,000) would be paid from the balance of
(a) the monthly PMCC Payments (approximately $161,000 (approximately $259,000 in the Original Term Sheet)) from the Confirmation Date and (b) the net proceeds of a sale of the Gold Coast Barge, if any. As stated above, pursuant to the Escrow Allocation Agreement, Shamrock (i) will receive $874,000 in a lump sum payment from the Settlement Payment and (ii) will receive $129,000 per month from the PMCC Payments paid into the Escrow Account during the Remaining Charter Term, which amounts, collectively, will reduce the Company's indebtedness to Shamrock.

The amounts to be paid to creditors would be subject to the claim allowance process in the AMGAM and AGRM bankruptcies, pursuant to which all allowed claim amounts, in the order set forth above, would be fixed for purposes of distributions under the Plan. Prior to the final approval of any settlement agreement incorporating the terms of the Plan, the Company and Shamrock shall advise AMGAM, AGRM and the Committees of the allocation between the Company and Shamrock of the distributions to be made pursuant to clause
(vi) in the immediately preceding paragraph. The Bankruptcy Court set May 17, 1996 as the final date for filing proofs of claim or interest in both the AMGAM and AGRM bankruptcy cases, except with respect to Bennett Management and related entities, for which the Bankruptcy Court has extended such date until the Confirmation Date. Additionally, pursuant to the Plan, the Committees would agree to stay all litigation, including the Complaint, until the Confirmation Date, at which time the Committees would dismiss the Complaint and all other litigation brought against the Company with prejudice, that is, the Committees would be precluded from filing any action against the Company based on the alleged causes of action set forth in the Complaint or any such other litigation.

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

If (i) the Company, AMGAM, AGRM and the Committees cannot agree on a joint consensual plan of liquidation for AMGAM and AGRM incorporating the terms of the Term Sheet or any other acceptable terms or any such plan is agreed upon but not approved by the creditors in the AMGAM and AGRM bankruptcy proceedings in accordance with the provisions of the Code or thereafter confirmed by the Bankruptcy Court and (ii) the AMGAM Committee prevails on the Complaint, the Company would not be able to meet its obligations as they come due. Additionally, if the Company and the Committees cannot agree on a joint consensual plan of liquidation for AMGAM and AGRM incorporating the terms of the Term Sheet or any other acceptable terms and, as a result the Bankruptcy Court (i) terminates the Preliminary Injunction and (ii) disallows any payments to the Company for its monthly operating expenses from the PMCC Payments, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company. Even if the Plan is confirmed in the AMGAM and AGRM bankruptcies, and the Company receives its portion of the PMCC Payments, such payments would not be sufficient to satisfy the Company's currently anticipated operating needs and its obligations to Shamrock and Bennett Management.

On April 29, 1996, a preliminary injunction (the "Preliminary Injunction"), which was agreed upon by the Committees and the Company, was entered by the Bankruptcy Court, (i) to require the PMCC Payments from May 1996 through July 1996 be deposited into the Escrow Account pending confirmation of a proposed joint plan of liquidation and (ii) to allow a monthly payment from the Escrow Account to the Company in the amount of $304,000 for the Company's monthly operating expenses.

The Preliminary Injunction was revised and extended by the Bankruptcy Court effective August 1, 1996 (i) to require the PMCC Payments from August 1996 until the agreement by the Company and the Committees on a joint plan of liquidation of the AMGAM and AGRM estates or upon further order of the Bankruptcy Court be deposited into the Escrow Account pending confirmation of a proposed joint plan of liquidation and (ii) to allow a monthly payment from the Escrow Account to the Company in the amount of approximately $282,000 for the Company's monthly operating expenses (subject, however, to the Term Sheet).

As discussed above (See Note 3), on January 31, 1997 AMGAM and the AMGAM Committee filed suit in the Bankruptcy Court (Adv. No. 970868) against PMCC and an affiliate seeking payment of all FF&E Payments currently due under the PMCC Order, among other relief. As currently agreed under the Charter Term Sheet, such suit will be dismissed, with prejudice, on the Closing Date.

Prior to 1996 AMGAM was informed by the U.S. Department of Labor (the "DOL") that it had concluded an investigation of the AMGAM Associates d/b/a Gold Shore Casino Associate Benefit Plan (the "AMGAM Benefit Plan") for the period May 15, 1994 through September 20, 1995. As a result of such investigation, the DOL has alleged that AMGAM and possibly certain related parties and/or AMGAM officers violated, and continue to violate, certain provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") with respect to the administration of the AMGAM Benefit Plan. The DOL has indicated that AMGAM's failure to take necessary corrective action may result in the referral of this matter to the Office of the Solicitor of Labor for possible legal action. In addition, whether or not any such referral is made, AMGAM is and would remain liable to possible legal action by other parties including plan fiduciaries and plan participants or their beneficiaries. Certain violations of ERISA may also result in the assessment of civil penalties by the Secretary of Labor against the violating parties. The DOL has requested AMGAM to discuss how such violations noted in the DOL's investigation may be corrected and how to restore any losses to the AMGAM Benefit Plan. The Company responded to such allegations and advised the DOL (i) that AMGAM does not believe that there have been any fiduciary violations or prohibited transactions under ERISA,
(ii) AMGAM intends to satisfy medical claims due and payable under the AMGAM Benefit Plan to the extent permitted by the Code and the Bankruptcy Court and intends to use its best efforts to seek priority status under the Code for the payment of such medical claims, and (iii) in no event will the amount paid with respect to such medical claims be less than the employee contributions collected under the AMGAM Benefit Plan after March 28, 1995. Although the actions taken by AMGAM, certain related parties and AMGAM officers with respect to the AMGAM Benefit Plan will be vigorously defended, the outcome of this matter is uncertain. Any legal action or civil penalties arising out of this matter could materially affect the Company and its business and financial condition.

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

The Company has determined that, because of AMGAM and AGRM Chapter 11 bankruptcy filings and the expected liquidation in the near future of AMGAM and AGRM under a consolidated plan of liquidation, it would be appropriate to deconsolidate AMGAM and AGRM. A combined condensed balance sheet of these entities as of December 31 is as follows:

Assets                                1997          1996
                                      _____         ____

     Current Assets and Other     $3,767,000     $3,897,000
     Property and Equipment, Net      41,000         41,000
                                  __________     __________

          Total Assets            $3,808,000     $3,938,000
                                  ==========     ==========

Liabilities and Stockholders'
  Deficiency
     Current Liabilities         $27,862,000    $25,005,000
     Amounts Due to Parent        12,147,000     12,147,000
     Stockholders' Deficiency    (36,201,000)   (33,214,000)
                                 ___________    ___________
        Total Liabilities and
        Stockholders' Deficiency $ 3,808,000    $ 3,938,000
                                 ===========    ===========

In addition, in connection with the Plan, the Company has accrued approximately $4,491,000 as management's estimate of the settlement liabilities to be paid to unsecured creditors of AMGAM and AGRM pursuant to the Term Sheet and the Plan. For the year ended December 31, 1997, estimated net liabilities for subsidiaries in bankruptcy was reduced by (i)
$375,000 relating to the settlement of a lawsuit brought by IGT   North
America ("IGT") (see Note 7) and (ii) approximately $147,000 relating to the portion of PMCC Payments paid by PMCC into the Escrow Account for the benefit of creditors of AMGAM and AGRM. It is reasonably possible that the Company's ultimate settlement of these liabilities will change in the near term due to the uncertainties regarding the bankruptcies of AMGAM and AGRM, the charter of the Gold Coast Barge and potential sale, if at all, of the Gold Coast Barge, and that the effect of such uncertainties could be material to the Company's financial statements. The Company has classified the long term portion of this liability in the accompanying Consolidated Balance Sheet as of December 31, 1997 in the amount of $3,329,000 as "Long Term Portion of Estimated Net Liabilities for Subsidiaries in Bankruptcy".

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

Note 5 - Related Party Developments

On March 28, 1996, Mr. Patrick Bennett, the Chief Financial Officer of Bennett Funding and Bennett Management, was charged by the federal government with, among other charges, (a) fraud and making material misstatements and omissions in connection with the purchase and sale of up to $80,000,000 of notes issued by a wholly-owned subsidiary of Bennett Funding and (b) perjury in testimony before the U.S. Securities and Exchange Commission (the "Commission"). Additionally, on or about March 28, 1996, Mr. Patrick Bennett, Bennett Funding, Bennett Management and two wholly-owned subsidiaries of Bennett Funding were charged by the Commission with, among other charges, using misrepresentations and omissions of material facts to offer and sell over $570,000,000 of purported assignments of equipment leases and promissory notes issued by Bennett Funding or such subsidiaries. On March 29, 1996, Bennett Funding and Bennett Management filed for protection under Chapter 11 of the Code. The Company's management believes, based on recent court filings, that, at the time of filing for protection under Chapter 11 of the Code, Bennett Funding was owned by members of the Bennett family and Bennett Management was owned by Mr. Patrick Bennett. The Company understands that, based upon certain oral representations made by Shamrock and a review of public records, Shamrock has not filed for protection under the Code, although the Company has not received from Shamrock written confirmation of such understanding. The ultimate impact, if any, of these allegations on the accompanying consolidated financial statements can not presently be determined.

Note 6 - Liquidity and Continuation of Business

The Company has sustained recurring operating losses since its inception, including significant losses related to the Gold Shore Casino (See Note 3). The Company also has had a history of insufficient liquidity and has been dependent upon Shamrock, Bennett Funding and Bennett Management for both working capital and project related financing. However, as a result of the bankruptcy filings of Bennett Funding and Bennett Management and the filing of securities charges by the Commission against Bennett Funding and Bennett Management (see Note 5), the Company does not anticipate receiving any additional funds from the Bennett Entities. As of December 31, 1997 the Company owed approximately $61,952,000 to Shamrock, which amount includes
(i) approximately $2,701,000 under an operating lease between the Company and Bennett Management (the "SCS Lease") with respect to the "Sioux City Sue" riverboat vessel and its supporting barge (the "SCS Barge", collectively with the "Sioux City Sue" riverboat vessel, the "Vessels") which SCS Lease, as discussed below, Shamrock has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock (See Note 7) and (ii) accrued and declared dividends collectively totaling approximately $303,000 which are due and payable on the Series C Preferred Stock and Series D Preferred Stock (excluding accrued but undeclared dividends collectively totaling approximately $1,650,000 on the Series C Preferred Stock and Series D Preferred Stock) (See Notes 11 and 12).

The Company had available cash of approximately $381,000 as of December 31, 1997 and its only current significant sources of cash receipts are payments of $25,000 per month under a note issued to the Company in connection with the sale of its keno operations (see Note 7). The Company believes that such cash and anticipated cash receipts, collectively, are sufficient to fund the Company's operations, excluding the Company's obligations to Shamrock and, if applicable, Bennett Management, through the middle of 1998, based on the Company's current level of operations and projected expenditures. If the Company is unable to generate additional cash through the charter of the Gold Coast Barge, sales of assets, or otherwise, the Company will probably not have sufficient cash to operate beyond such date. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. If either reorganization or liquidation is necessary, all of the Company's obligations would probably not be completely satisfied and stockholders of the Company would probably not recover any of their investment in the Company. If an amendment to the Charter Agreement incorporating the terms of the Charter Term Sheet is approved by the Bankruptcy Court and the Term Sheet is executed, and pursuant thereto the Company receives (a) approximately $188,000 in a lump sum payment and (b) approximately $32,000 per month retroactive to December 1, 1997, the Company believes that such cash and anticipated cash receipts, collectively with the cash and anticipated cash referred to above, are sufficient to fund the Company's operations, excluding the Company's obligations to Shamrock and, if applicable, Bennett Management, through the end of 1998, based on the Company's current level of operations and projected expenditures.

As of December 31, 1997, the Company had recorded as "Restricted Cash" in the accompanying Consolidated Balance Sheets approximately $630,000 attributable to profit distributions and interest thereon received by the Company relating to the Company's 24.5% beneficial equity interest (the "RSR Interest") in RSR, LLC ("RSR"), a limited liability company formed by the Company and a group of non-affiliated individuals, representing the equivalent of a 4.9% equity interest in a riverboat gaming and entertainment complex in the City of Rising Sun, Indiana on the Ohio River (the "Rising Sun Project"). Legal title to the RSR Interest has been transferred by the Company to NBD Bank, N.A., as trustee ("NBD"). NBD is holding the distributions received in respect of the RSR Interest in trust until such time as NBD sells or otherwise disposes of the RSR Interest in accordance with the provisions of a trust agreement entered into between the Company and NBD (see Note 8).

See Note 4 for a discussion on the possible effects of the bankruptcies of AMGAM and AGRM on the Company's liquidity and continuation of business.

As discussed below, the Company is seeking the modification or termination of certain agreements (excluding Shamrock's assumption of the obligation related to the Ship Mortgage on the Gold Coast Barge of approximately $2,278,000, which assumption has been consummated) executed between the Company, Shamrock and Bennett Management prior to 1996, whereby the Company agreed to assign all its rights and interests in the Charter Agreement, including the rights to all PMCC Payments, and the Gold Coast Barge to Shamrock and Bennett Management, respectively, for cancellation of the Barge Debt and Shamrock's assumption of the Ship Mortgage (collectively, the "Bennett Debt Exchange") and a restructuring of all other obligations due from the Company to Shamrock because (i) the Company would not be able to meet all of its obligations as they come due if all or a significant portion of the PMCC Payments were required to be paid to Shamrock and (ii) the Company is otherwise unable to service the debt or repay the principal due to Shamrock under all other such obligations.

Shamrock has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock all of Bennett Management's rights and obligations under all agreements previously executed by and between the Company and Bennett Management including, without limitation, (i) agreements constituting the Bennett Debt Exchange,
(ii) a security agreement whereby the Company granted to Bennett Management a security interest in all of the Company's accounts receivable and all bank accounts in the State of

New Jersey to secure all obligations owing by the Company to Bennett Management and its affiliates and to obtain the agreement of Shamrock to enter into the Bennett Debt Exchange (the "Security Agreement") and (iii) the SCS Lease. However, the Company has not been provided with written evidence of such assignment and, as the result of the bankruptcy filing of Bennett Management, any such assignment might be challenged as a fraudulent transfer or voidable preference under the Code. There can be no assurance that such assignment was entered into between Shamrock and Bennett Management or, if entered into, that it will not be voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management or otherwise voided on other grounds if any such assignment became effective within one year prior to the bankruptcy filing of Bennett Management.

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

The Company is delinquent in the payment of interest due on its various obligations to Shamrock totaling approximately $16,788,000 as of December 31, 1997 and is therefore in default with respect to such payments under the Company's various loan agreements with Shamrock. If Shamrock takes any action with respect to its rights and remedies in connection with such defaults, it would have a material adverse effect on the Company's business and financial condition and the Company would need to pursue a formal plan of reorganization or liquidation. The Company is also delinquent in the payment of rent totaling approximately $2,701,000 as of December 31, 1997 under the SCS Lease. Shamrock or Bennett Management, to the extent an assignment to Shamrock of Bennett Management's interest in the Security Agreement never took place or is voided as a fraudulent transfer, voidable preference or otherwise in the bankruptcy proceeding of Bennett Management, has a security interest in certain assets of the Company including (i) the Gold Coast Barge pursuant to the Ship Mortgage, the Second Mortgage and other agreements and (ii) all of the Company's accounts receivable and bank accounts located in the State of New Jersey and therefore because of such defaults could foreclose on such assets in the amount of such defaults. There can be no assurance that Shamrock and, if necessary, Bennett Management will agree on and execute an agreement restructuring the Company's obligations to Shamrock and, if applicable, Bennett Management. Additionally, any action required to be taken by Bennett Management would probably require the approval of the bankruptcy court before which the Bennett Management bankruptcy proceeding is being heard. Since the announcement of securities fraud charges against, and the commencement of bankruptcy proceedings by, Bennett Funding and Bennett Management, and certain related parties, and the transfer of all of the outstanding stock of Shamrock by Mr. Michael Bennett to the Trustee, the Company has had preliminary negotiations with the Trustee on a restructuring of the Company's obligations to Shamrock and, if applicable, Bennett Management. Even if the Plan is confirmed, and such a restructuring is consummated, there can be no assurance that the Company would receive payments pursuant to the Plan sufficient to satisfy the Company's currently anticipated operating needs and its obligations to Shamrock and, if applicable, Bennett Management, as restructured.

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

Given the Company's present financial and liquidity position, the legal problems described above relating to certain Bennett Entities and the Company's other litigation described below (see Note 15), the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming ventures. Additionally, the Company's ability to continue in business is dependent upon its ability to (i) obtain sufficient funds for its operations, through the charter of the Gold Coast Barge, sales of assets, or otherwise, (ii) obtain Shamrock's and, if necessary, Bennett Management's agreement to modify on terms acceptable to the Company or terminate the Bennett Debt Exchange (excluding Shamrock's assumption of the Ship Mortgage) and restructure all other obligations due from the Company to Shamrock and, if applicable, Bennett Management, (iii) consummate the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, and (iv) satisfactorily resolve the litigation filed against the Company (see Note 15). However, there can be no assurance the Company will be successful in obtaining Shamrock's and, if necessary, Bennett Management's agreement to modify on terms acceptable to the Company or terminate the Bennett Debt Exchange (excluding Shamrock's assumption of the Ship Mortgage) and restructure all other obligations due from the Company to Shamrock and possibly Bennett Management, consummating the liquidations of AMGAM and AGRM under Chapter 11 of the Code under plans acceptable to the Company or satisfactorily resolving the litigation filed against the Company. If the Company is unsuccessful in these efforts, the Company would then need to pursue a formal plan of reorganization or liquidation of the Company. Either such action would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that the stockholders of the Company will recover any of their investment in the Company.

Note 7 - Discontinued Ventures

Keno
Under the terms of a financing agreement (the "BRK Agreement") with Big Red Keno, Ltd., a licensed keno operator in Omaha, Nebraska ("BRK"), the Company provided equipment, technical services, and financing to BRK as well as a working capital loan with an original balance of $800,000. In return, the Company was entitled to repayment of the working capital loan through April 1996. On March 28, 1996 the Company entered into an assignment and transfer agreement with American Heartland Corporation ("AHC"), and BRK, pursuant to which: (i) the Company assigned, and AHC assumed, all of the Company's rights and obligations under the BRK
Agreement: (ii) the Company transferred and assigned to AHC all of the Company's right, title and interest to all of the assets utilized by the Company in the conduct of its keno gaming activities (the "Keno Assets"), including, without limitation, all maintenance and servicing agreements with the licensed operators for stations and locations at which the Company's computerized keno system is utilized and the Company's computerized keno system; (iii) the Company agreed not to compete, directly or indirectly, with AHC or BRK as a distributor, manufacturer or maintainer of keno equipment or software, other than in the normal course of any casino operations of the Company for a period of five years; (iv) AHC paid the Company $500,000 on March 29, 1996; and (v) AHC issued and delivered its promissory note to the Company in the principal amount of approximately $1,112,000 (the "Keno Note"). The Keno Note requires principal and interest payments, at an interest rate of 8% per annum, based on a fifty-three month amortization with payments commencing on April 28, 1996. The Company received principal and interest payments totaling $300,000 and $225,000 for the years ended December 31, 1997 and 1996, respectively. The Keno Note is secured by the Keno Assets and is guaranteed by BRK, which guarantee is secured by keno equipment previously provided to BRK by the Company. The non-current portion of the Keno Note at December 31, 1997 and 1996 of approximately $465,000 and $717,000, respectively, is included in "Other Non-current Assets" in the accompanying Consolidated Balance Sheets.

In the fourth quarter of 1997, the Company wrote off accounts payable of approximately $21,000 related to the keno operations sold by the Company.

Sioux City Sue
Prior to 1996, Bennett Management consummated the purchase of the Vessels from a third party. The Company believed, at such time, the Vessels were suitable for riverboat gaming operations and planned to use the Vessels for such operations if successful in obtaining a gaming license in any of a number of jurisdictions in which riverboat gaming has been legalized or is being considered for legalization.

In conjunction therewith, the Company entered into the SCS Lease with Bennett Management whereby the Company leased the Vessels for casino gaming purposes at a monthly rental of approximately $106,000 plus operating and maintenance expenses. The SCS Lease was approved by a special committee of the Board of Directors which makes recommendations to the Board of Directors concerning potential transactions between the Company and entities which may be deemed affiliates of the Company and such action was ratified by the Board of Directors of the Company. Prior to 1996, the Company determined that it did not have the necessary financing to renovate the Vessels to make them suitable for use as gaming vessels and had no present intention of utilizing the vessels as gaming vessels. As a result of the Company's determination prior to 1996 that there was a substantial likelihood that the Company would not record any revenues from the Vessels through the end of the SCS Lease term to offset the remaining lease payments due Bennett Management under the SCS Lease from January 1, 1996 to the end of the lease term totaling approximately $4,463,000, such remaining lease payments were recognized as a liability by the Company. The Company has been advised by Shamrock that the SCS Barge was sold by Shamrock on November 20, 1996. The Company advised Shamrock that it believes that the SCS Lease terminated on such date and accordingly, in 1996, reversed the remaining lease payments due Bennett Management under the SCS Lease from November 20, 1996 to the end of the lease term totaling approximately $3,329,000. The Company has not paid approximately $2,701,000 in rent to Bennett Management due under the SCS Lease as of December 31, 1997. Such amount is included in "Current Portion of Long Term Debt" in the accompanying Consolidated Balance Sheets at December 31, 1997 and 1996.

Shamrock has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock all of Bennett Management's rights and obligations under the SCS Lease. However, the Company has not been provided with written evidence of such assignment and, as the result of the bankruptcy filing of Bennett Management, any such assignment might be challenged as a fraudulent transfer or voidable preference under the Code. There can be no assurance that such assignment was entered into between Shamrock and Bennett Management or, if entered into, that it will not be voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management.

Bell City Card Club Casino
Prior to 1996, the Company executed a Memorandum of Understanding with International Marine and Gaming, Inc. to jointly pursue the potential development of a card club casino in Bell, California, and deposited $1,027,000 in trust with the City of Bell in order to participate as a 25% interest holder in the card club casino project. The Company withdrew from such project in January 1996 and received its investment of $1,027,000 from the City of Bell without interest in February 1996. These funds were utilized to repay Shamrock and Bennett Funding outstanding principal and interest under various lines of credit granted by Shamrock and Bennett Funding to the Company.

Prichard, Alabama
Prior to 1996, the Company purchased seven adjoining parcels of real estate in Prichard, Alabama for a total of approximately $676,000 for possible development in connection with a casino gaming facility. On March 27, 1997, the Company sold such parcels to the City of Prichard for $110,000. The net sales proceeds of approximately $98,000 were used to repay a portion of a promissory note payable to a former employee of the Company related to expenses that such employee incurred during his employment with the Company, which note was secured by such parcels. In addition, the Company had a lease through July 1997 for another parcel of real estate in Prichard, Alabama at a rent of approximately $22,000 per year, which lease was not renewed.

Multimedia Games, Inc. Preferred Stock

On October 10, 1997, the Company sold 12,500 shares of preferred stock of Multimedia Games, Inc. for $625,000, and recorded a net gain of approximately $625,000. The Company used

$375,000 of such funds to settle a lawsuit brought by IGT seeking a judgment against the Company under a guarantee of AMGAM's indebtedness to IGT totaling approximately $3,306,000 (see Note 4). Pursuant to the Escrow Allocation Agreement, the Company has agreed to use $125,000 of such funds to repay indebtedness due to Shamrock.

Note 8   Assets Held for Sale

Assets held for sale consists of the following at December 31:


                                  1997                1996
                                  ____                ____

Rising Sun                      $ 56,000           $ 54,000
Alabama                          375,000            485,000
                                ________           ________
                                $431,000           $539,000
                                ========           ========

Rising Sun
The Company owns the RSR Interest, representing the equivalent of a 4.9% equity interest in the Rising Sun Project. Effective August 23, 1996, the Company transferred legal title to the RSR Interest to NBD, as trustee. Additionally, at such time, the Company granted a irrevocable proxy to the other members of RSR (collectively, the "Remaining Members") to vote the RSR Interest in the same manner and proportion as the Remaining Members vote on any matter, provided, however, that such proxy may not be exercised to vote in favor of any action that could reasonably be viewed as decreasing or otherwise adversely affecting the value of the RSR Interest or the ability to sell or otherwise transfer the RSR Interest. Prior to August 23, 1998, the Company may instruct NBD to sell any portion of the RSR Interest, for the benefit of the Company, to a third party approved by the Indiana Gaming Commission, subject to rights of first refusal held by RSR, the Remaining Members and Indiana RBG, L.P., the partner of RSR in the Rising Sun Project. Any portion of the RSR Interest which is not transferred prior to August 23, 1998 shall be purchased from NBD, for the benefit of the Company, by either the Remaining Members or RSR at an average appraised fair market value.

Alabama
Prior to 1996, the Company acquired, for $1,006,000 in cash, a former railroad station in Mobile, Alabama (the "GM&O Building"), that the Company believes is suitable for use as a casino gaming facility if the State of Alabama enacts gaming legislation. Prior to 1996, as a result of the Company's determination that there is a substantial likelihood that the GM&O Building will not be able to be utilized as a gaming facility in the next few years, the Company recognized a write down of $280,000 in the value of its investment in the GM&O Building to reflect its estimated sale value if it is unable to be developed as a gaming facility. In the third quarter of 1996, the Company recognized an additional writedown of $351,000 in the value of its investment in the GM&O Building to reflect an appraisal of its fair market value. The Company does not have, nor does it anticipate having, the financial ability or personnel to develop the GM&O Building as a gaming or other facility.

On July 2, 1997, the Company agreed to sell the GM&O Building in Mobile, Alabama to the City of Mobile for approximately $423,000, subject to approval of the City Council of the City of Mobile. The GM&O Building is recorded as "Assets Held for Sale" in the amount of $375,000 in the accompanying Consolidated Balance Sheets. The Company intends to use the net sales proceeds for working capital purposes. The sale was scheduled to close on or before September 30, 1997, but such closing has been postponed until such time as the sale has been approved by the State Department of Transportation of Alabama ("ALDOT"). There can be no assurance, however, that ALDOT will approve the purchase of the GM&O Building by the City of Mobile. If the sale of the GM&O Building to the City of Mobile does not close, the Company will assess other opportunities to sell the GM&O Building.

Marine Star
In a prior year, the Company invested $3,000,000 in cash to acquire a 15% initial equity interest (with the right to increase its percentage ownership to 30%) in Empire Cruise Lines, Ltd., a Delaware corporation ("Empire"), which has acquired ownership of the Marine Star, a U.S. flag cruise ship suitable for refurbishment as a gaming vessel. Under an agreement with Empire, the Company has the right to manage the Marine Star. The Company does not have, nor does it anticipate having, the financial ability or personnel to manage such property as a gaming or other facility. The Company is currently assessing opportunities to sell its equity ownership in Empire. Additionally, the Company, on behalf of Empire, is currently seeking opportunities to sell the Marine Star. Prior to 1996, the Company recognized a writedown of $2,250,000 in the carrying value of its investment in Empire to reflect the estimated net scrap metal proceeds which would be received by the Company if the Marine Star was unable to be developed as a gaming project and instead sold for its scrap metal value. As a result of the Company's determination in the fourth quarter of 1996 that (i) there is a substantial likelihood that the Marine Star will not be able to be utilized as a gaming project and (ii) the outstanding carrying costs of the Marine Star exceed its estimated net scrap metal value, the Company wrote off its investment of $750,000 in Empire (See Note 9).

Harolds Club Casino
Prior to 1996, the Company consummated an agreement with Fitzgerald's Reno, Inc. to purchase the Harolds Club casino in Reno, Nevada (which is not presently operating as a casino and which would require significant additional funding for sufficient renovations and equipment purchases to enable it to operate as a casino) for a purchase price of $8,900,000, consisting of $1,150,000 previously paid into escrow by the Company and $7,750,000 provided by Shamrock. The Company did not have sufficient funds to complete the purchase. To prevent the Company from forfeiting the escrowed funds because of a failure to consummate the purchase by the date required in the agreement, Shamrock agreed to provide the additional financing in exchange for the transfer to it by the Company of the property constituting the Harolds Club, all as more fully described below.

Pursuant to an agreement prior to 1996 between Shamrock and the Company under which Shamrock provided the necessary funds to the Company to close the purchase of the Harolds Club casino, the Company transferred to Shamrock title to the land and the building related to the

Harolds Club and the Company agreed to transfer to Shamrock all of the Company's rights, title and interest in certain land leases related to the Harolds Club.

The Company is in breach of the latter provision because such transfer has not been completed pending the negotiation by the Company with Shamrock relating to possible future sale or development of the Harolds Club. Although the Company is obligated until such transfer to make all lease payments under such leases and notwithstanding that such leases have not yet been assigned to Shamrock, prior to 1996 Shamrock assumed responsibility for all carrying costs of the Harolds Club property including, but not limited to, such lease payments, taxes, insurance and utilities. However, even if the Company transfers to Shamrock all of the Company's rights, title and interest in such leases, the Company could still be ultimately obligated under such leases, pursuant to certain guaranties of lease executed by the Company. The Company has been informed by Shamrock and the lessors under such leases that Shamrock has not made lease payments from April 1996 through December 1997 due under such leases or quarterly property taxes due under such leases, collectively totaling approximately $1,356,000 (the "Unpaid Harolds Club Obligations"). The lessors have, among other rights, the right to terminate the respective leases and hold the Company responsible for all obligations under such leases through the end of the respective lease terms. Four such leases require aggregate annual lease payments of approximately $548,000 for each of the years 1998, 1999 and 2000, subject to increase based upon increases in the Consumer Price Index, and have terms ending between April 2001 and October 2022. A fifth land lease relating to the Harolds Club, with an annual lease payment of approximately $72,000, subject to increase based upon increases in the Consumer Price Index, expired in June 1997. On March 25, 1997, the Company exercised its option to renew such land lease. However, the lessor has advised the Company that such option may not be exercised until all defaults currently existing under such land lease, including defaults in the payment of rent and real property taxes, are cured in full. If such land lease is not renewed, sale or development of the Harolds Club could be adversely affected.

The Company has recorded the Unpaid Harolds Club Obligations as current liabilities as of December 31, 1997. The Company has also recorded the amounts of the Unpaid Harolds Club Obligations as a receivable due from Shamrock, but, as a result of the Company's determination that there is a substantial likelihood that such amounts will be uncollectible, wrote off such amounts as of December 31, 1996 and 1997.

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

Pursuant to agreements between Shamrock and the Company, the Company has the right to lease Harolds Club from Shamrock or, under certain circumstances, manage the Harolds Club. The

Company does not have, nor does it anticipate having, the financial ability or personnel to exercise the above described lease option. Additionally, the Company has no current intention of exercising such lease option or managing the Harolds Club.

The Company is precluded from conducting casino operations in the Harolds Club prior to receipt of a gaming license from the Nevada State Gaming Control Board. In January 1996, the Company withdrew, without prejudice to reapply, a previously filed licensing application. Accordingly, prior to 1996, the Company wrote off approximately $543,000 which represented all related costs previously capitalized as investments (including application fees for such gaming license).

Note 9 - Writedown of Impaired Assets

In the third quarter of 1996, the Company (i) recognized a writedown of $2,146,000 in the value of its investment in the Gold Coast Barge to reflect an appraisal of its fair market value (see Note 3), (ii) recognized a writedown of $351,000 in the value of its investment in real property in Mobile, Alabama to reflect an appraisal of its fair market value (See Note
8), and (iii) wrote off $2,086,000 of deferred financing fees due to Shamrock and $1,418,000 of deferred financing and commitment fees due to Shamrock because the amounts due under the financing arrangements pursuant to which such fees were incurred have been recorded as current liabilities and the Company has determined that such fees have no future benefit (See
Note 10). In December 1996, the Company recognized writedowns of (i) $750,000 related to its investment in Empire as a result of the Company's determination that there (a) is a substantial likelihood that the Marine Star will not be able to be utilized as a gaming project and (b) the outstanding carrying costs of the Marine Star exceed its estimated net scrap metal value (see Note 8), (ii) $566,000 in the value of its investment in real property in Prichard, Alabama to reflect an appraisal of its fair market value (See Note 7) and (iii) $616,000 related to certain Acquired Equipment which was sold to PMCC.

The above writedowns, except for the write off of deferred financing fees which have been separately classified, have been classified as "Writedown of Impaired Assets" in the accompanying Consolidated Statements of Operations for the year ended December 31, 1996. No writedowns were recorded for the year ended December 31, 1997.

Note 10 - Long Term Debt

Debt consists of the following at December 31:


                                         1997           1996
                                         ____           ____

Obligations payable to Shamrock
 and certain related entities
                                  (a) $40,510,000    $39,688,000
Note payable                      (b)           -        123,000
                                       __________    ____________

                                       40,510,000     39,811,000
Current maturities                     40,510,000    (39,715,000)
                                       __________    ____________
                                               $0        $96,000
                                               ==        =======

     At December 31, 1997 and 1996, the total amount payable to Shamrock and certain related entities was $40,510,000 and $39,688,000, respectively. The balance at December 31, 1997 and 1996 is comprised of approximately (i) $1,066,000 and $2,335,000, respectively, related to a working capital line of credit, (ii) $2,041,000, at the end of each year, related to a term loan to assist the Company in financing pertaining to the Gold Shore Casino,
(iii) $5,917,000 and $5,096,000, respectively, of PMCC/Bennett Debt, (iv) $384,000, at the end of each year, related to the Company's utilization of slot machine sales proceeds, which slot machines were beneficially owned by Bennett Management and (v) $31,101,000, at the end of each year, related to project financing for the Gold Shore Casino. The term loan is secured by the Ship Mortgage and the project financing loan is secured by the Second Mortgage. Of such project financing debt outstanding, $24,774,000 pertained to a previous project financing facility which was restructured in 1994 into one 7-year note requiring only interest payments through December 1995, and thereafter principal and interest payments based on a 15 year amortization, but with a balloon payment at the end of the seventh year. Such restructuring also required the Company to pay a refinancing fee equal to 10% of the balance of the amounts encompassed by the restructuring. The payment of the financing fee bore the same terms as the 7-year note. In connection with this transaction, the Company recorded a refinancing fee of $2,797,000, which fee was being amortized as an expense over the term of the financing pertaining to the Gold Shore Casino. In the third quarter of 1996, the Company wrote off such fee because the amounts due under such restructuring have been recorded as current liabilities and the Company has determined that such fees have no future benefit (See Note 9).

     The above amounts do not include approximately $2,701,000 as of December 31, 1997 and 1996, respectively, in rent due under the SCS Lease (See Note 7).

     The weighted average rate of interest (stated or accrued) on all outstanding amounts due to Shamrock and certain related entities as of December 31, 1997 and 1996 was 13.86% and 13.83%, respectively. Accrued and unpaid interest at December 31, 1997 and 1996 was $16,788,000 and $11,217,000, respectively. The Company is currently delinquent in the payment of interest due on its obligations to Shamrock and certain related entities. Accordingly, the Company has classified all of the outstanding debt to Shamrock and certain related entities as current as of December 31, 1997 and 1996.

          (b) Note payable represents a mortgage note payable in the principal amount of $157,000 to an individual to fund the settlement of a lawsuit between that individual and the Company. The note required monthly principal and interest payments in the amount of approximately $3,000 through August 1, 1998 with a balloon payment of approximately $74,000 due September 1, 1998. Interest was charged at the rate of 8% and was secured by a first deed of trust on real estate located in Prichard, Alabama. The Company used the net sales proceeds of such real estate of approximately $98,000 to repay a portion of the note (See Note 7) and paid off such note in October 1997.

Note 11 - Other Transactions with Shamrock and the Trustee

As of December 31, 1997, the Trustee and Shamrock, of which the Trustee is the sole stockholder, collectively own 100% of the outstanding shares of the Company's Series A Preferred Stock and approximately 47.3% of the outstanding shares of the Common Stock and thereby owning approximately 52.6% of the total voting power represented by the Company's outstanding voting securities. Additionally, the Trustee owns all of the outstanding shares of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock (see Note 12).

The Company does not have a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock, which were collectively convertible as of December 31, 1997 into 1,132,782,933 shares of Common Stock. On April 1, 1996 the Board of Directors voted to request the stockholders of the Company to approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares no later than the next annual meeting of the Company's stockholders. The Board of Directors has not set a date for such annual meeting. Assuming the Trustee converted as of December 31, 1997 that number of shares of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock convertible into the total number of the Company's presently authorized but unissued shares of Common Stock (i.e. 37,467,898 shares), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 86.8% of the total outstanding shares of Common Stock and approximately 87.1% of the total voting power represented by the total outstanding voting securities of the Company. Assuming the Company's stockholders approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares and the Trustee converted as of December 31, 1997 that number of shares of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock convertible into the total number of the Company's authorized but unissued shares of Common Stock immediately after giving effect to such amendment (i.e. resulting in a total of 487,467,898 shares of Common Stock being issued to the Trustee as of such date), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 98.7% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company. As of March 25, 1998, the Trustee has not asserted any rights he may have against the Company for the Company's failure to maintain a sufficient number of authorized shares of Common Stock to enable the Trustee to convert all of the Series C Preferred Stock, Series D Preferred Stock and the Series E Preferred Stock.


Note 12 - Stockholders' Equity

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

The shares of Series C Preferred Stock, Series D Preferred Stock and the Series E Preferred Stock, all of which outstanding shares are held by the Trustee, are senior to all other classes of the Company's outstanding stock. Each of the Series C Preferred Stock, Series D Preferred Stock and the Series E Preferred Stock is convertible by the holder thereof into the number of shares of Common Stock equal to the then-applicable redemption price for each such Series (as described below) divided by an amount equal to 75% of the average market price of Common Stock for the ten consecutive business days prior to the conversion date. Conversion of each of the Series C Preferred Stock, Series D Preferred Stock or Series E Preferred Stock could result in significant dilution to the ownership interest of the Company's stockholders. The Company has the right to redeem all three series of Preferred Stock at any time. The redemption price for each share of the three series of Preferred Stock (which price is also used to determine the conversion price) increases quarterly as follows: (i) for the Series C Preferred Stock, from a redemption price of $1,265.50 per share as of December 31, 1997, $29.17 per share per quarter; (ii) for the Series D Preferred Stock, from a redemption price of $1,211.31 per share as of December 31, 1997, $29.17 per share per quarter; and (iii) for the Series E Preferred Stock, from a redemption price of $1,173.76 per share as of December 31, 1997, $20.83 per share per quarter. The Series C Preferred Stock and the Series D Preferred Stock each have a current cumulative dividend rate of 7.5%. The Series E Preferred Stock has no stated dividend rate.

The terms of the Company's Series C Preferred Stock and Series D Preferred Stock each provide that the Company shall not declare or pay any dividends on the Common Stock or Series A Preferred Stock if there are, at such time, any cumulative accrued but unpaid dividends on the Series C Preferred Stock or Series D Preferred Stock, respectively. The Series C Preferred Stock and Series D Preferred Stock rank equally as to dividends. The
Company has accrued and declared on the outstanding shares of Series C Preferred Stock and Series D Preferred Stock, but has not paid as of December 31, 1997, dividends which were due and payable as of December 31, 1994 totaling approximately $152,000 and approximately $152,000, respectively. The

Company has accrued on the outstanding shares of Series C Preferred Stock and Series D Preferred Stock, but has not declared or paid as of December 31, 1997, dividends from January 1, 1995 through December 31, 1997 totaling approximately $875,000 and approximately $775,000, respectively. Although such dividends do not constitute actual liabilities of the Company until declared, the Company has accrued for such dividends because, under the terms of the Series C Preferred Stock and the Series D Preferred Stock, dividends are cumulative whether or not declared and the Company is prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends are unpaid. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.

Note 13 - Stock Options, Warrants and Other Compensation

The Company maintains a stock option plan (the "Stock Option Plan") for employees which provides for the issuance of both incentive and nonqualified stock options to purchase shares of Common Stock at exercise prices not less than the fair market value of the Common Stock on the date of grant. Options outstanding vest over varying time periods, ranging from being fully vested upon issuance to being fully vested in March 1998, in accordance with the individual's stock option agreements. These options expire up to ten years from the date of grant. At December 31, 1997 and 1996 the Company has reserved 5,250,000 shares, for the exercise of options granted under the Stock Option Plan. Transactions related to the Stock Option Plan were as follows:

                                 Weighted Average                Weighted Average
                                 Exercise Price Per              Exercise Price Per
                      1997           Share             1996         Share
                      ____           _____             ____         _____
Options
outstanding at
beginning of year    1,523,906       $3.12          1,885,399       $3.40
Options granted         -              -              830,000       $0.07
Options exercised       -                                -            -
Options canceled        18,500       $2.78         (1,191,493)      $1.43
                     _________                      _________
Options
outstanding at end
of year              1,505,406       $3.12          1,523,906       $3.12
                     =========                      =========

At December 31, 1997, 1,240,406 options were exercisable under the Stock Option Plan. Significant option groups outstanding at December 31, 1997 were as follows:

                                                                          Weighted
                                                     Weighted             Average
                                                     Average              Remaining
                                                     Exercise Price       Contractual
                                                     Per Share of           Life of
                  Options                            Options                Options
Grant Dates       Outstanding   Exercise Price       Outstanding           Outstanding
                                    Range
Pre-1993             392,281    $7.75 to $18.00      $8.46                 2 years
  1994               583,125       $2.3125           $2.31                 7 years
  1996               530,000    $0.0625 to $0.08     $0.07                 9 years
                   _________
  Total            1,505,406
                   =========

                                 Weighted
                                 Average
                                 Exercise
                                 Price Per
                                 Share of
                    Options       Options
Grant Dates       Exercisable   Exercisable

Pre-1993              392,281      $8.46
   1994               583,125      $2.31
   1996               265,000      $0.07
                      _______
   Total            1,240,406
                    =========

The Company has determined that it will continue to account for employee stock-based transactions under APB No. 25. Accordingly, no compensation cost has been recognized for options issued with an exercise price equal to the market value of the Common Stock at the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company granted 830,000 options during the year ended December 31, 1996, of which 300,000 were canceled during such year. The remaining 530,000 options were granted with exercise prices ranging from $0.0625 to $0.08, with vesting periods ranging from January 1, 1997 to March 12, 1998. The market price for the Common Stock ranged from $0.02 to $0.22 during the year ended December 31, 1996. Accordingly, the Company believes that had compensation cost been determined based on the fair value at the grant dates for option grants in 1996 consistent with the provisions of SFAS No. 123 there would have been no material effect on the Company's net loss and net loss for common stockholders per common share for the years ended December 31, 1997 and 1996. No options were granted during the year ended December 31, 1997.

In September 1996, the Company's President and Chief Executive Officer received a bonus of $62,500, which amount was recognized as compensation expense in 1996, and was issued an irrevocable letter of credit in the amount of $62,500 to be paid in certain events, including remaining employed by the Company through September 11, 1997, which amount was recognized as compensation expense over such one year period and paid to the Company's President and Chief Executive Officer at the end of such period.

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

Transactions related to stock purchase warrants are summarized and more fully discussed below:

                         1997           Exercise Price       1996      Exercise Price
                                            Range                          Range
Warrants outstanding
  at beginning  of                                          355,942    $3.00 to $16.03
  year                 343,442          $3.00 to $16.03
Warrants expired or
  canceled             160,629          $4.00 to $16.00      12,500        $4.00
                       _______                               ______
Warrants outstanding
  at end of year       182,813          $3.00 to $16.03     343,442    $3.00 to $16.03
                       =======                              =======

An equal number of shares of Common Stock have been reserved for future issuance in connection with the warrants. No warrants were issued or exercised in 1997 or 1996. All warrants outstanding at December 31, 1997 are exercisable.

Note 14 - Income Taxes

The Company has not provided for any tax benefit for net operating losses incurred because realization is not more likely than not. At December 31, 1997, the Company has net operating loss carryforwards for income tax purposes of approximately $52,397,000 that expire through the year 2012. In total, the Company has deductible temporary differences for differences between the reported amounts and the tax basis of its assets and liabilities of approximately $32,500,000. The difference between the reported amounts and the tax basis principally relates to certain start-up costs capitalized for tax purposes, allowances for amounts not collectible under financing agreements and other receivables, accrued expenses and different methods of depreciation. For financial reporting purposes, a valuation allowance has been recognized to completely offset the deferred tax assets related to the carryforwards and deductible differences. The change in valuation allowance during 1997 relates primarily to net operating losses generated for the year. As a result of changes in ownership of the Company's stock there will be significant annual limitations imposed on the Company's use of pre-ownership change net operating losses for federal tax purposes.

Note 15 - Other Commitments and Contingencies

Leases

Future minimum lease payments at December 31, 1997 are $5,000 under a noncancelable operating lease for the Company's office facilities.
Rental expenses under operating leases amounted to approximately
$65,000 and approximately $255,000 in 1997 and 1996,
respectively.

Other Litigation

See Note 4 for a discussion of litigation related to AMGAM and AGRM.


In July 1996 and August 1996, in separate actions filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe (Case Nos. CV9604947, CV9604933, CV9604939, CV9604997 and CV9604692), the five lessors of the Harolds Club property have filed suit against, among others, the Company and Shamrock seeking, variously, among other relief, (i) payment of all unpaid lease payments and property taxes, (ii) a court order voiding the transfer of the title to the land and the building related to the Harolds Club from the Company to Shamrock to the extent necessary to satisfy the claims of creditors of the Company, (iii) a court order prohibiting and enjoining Shamrock from transferring the title to the land and the building related to the Harolds Club during the pendency of the actions, (iv) temporary and permanent court orders mandating that the Company protect the grandfathered right of nonlicensed gaming on the leaseholds by locating a suitable gaming sub-tenant and (v) reasonable attorneys fees and costs of suit. The Company has filed answers in four actions. Judgment in one of the actions has been taken against co-defendants and the lessor's claim has been satisfied. Judgment has been taken against the Company in another action in the approximate amount of $591,000. The Company is presently considering its options regarding such judgment. If undisturbed, the judgment would have a material adverse effect on the Company's business and financial condition. The third action has been stayed to permit arbitration between the plaintiff and one of the defendants. Although the Company has filed an answer in the fifth action to the cross-claims of Hughes Properties, Inc. and Fitzgeralds Reno, Inc., the other defendants in such action, the plaintiff has not requested that an answer be filed by the Company and the pleadings in this case remain open. As pleadings are not yet closed, discovery is not completed and depositions have not commenced, outside counsel to the Company, due to the facts available on this matter, is unable to predict the outcome of these remaining suits. However, should the plaintiffs prevail, these suits would have a material adverse effect on the Company's business and financial condition. If the judgment is undisturbed or the plaintiffs in the remaining suits prevail, the Company would then need to pursue a formal plan of reorganization or liquidation, which would generally result in the sale of the Company's assets to satisfy outstanding obligations. If either reorganization or liquidation is necessary, it is unlikely that all of the Company's obligations would be completely satisfied or that stockholders of the Company would recover any of their investment in the Company.

On May 3, 1996, a class action was filed in the United States District Court, Northern District of New York (Case No. 96-CV-
712) against certain Bennett Entities and related parties. The Company was named as a defendant in such lawsuit. Such class action has been consolidated into a class action complaint filed in September 1996; the Company is not named as a defendant in such consolidated class action complaint.

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


                                      American Gaming & Entertainment, Ltd.

Date: 3/25/98                         By: /s/ J. Douglas Wellington
_______________________              _________________________________
                                      J. Douglas Wellington
                                      President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ J. Douglas Wellington  Date: 3/25/98     /s/ Paul L. Patrizio Date: 3/25/98
__________________________________________  _________________________________
J. Douglas Wellington, President and Chief    Paul L. Patrizio, Chairman of
Executive Officer, General Counsel and        the Board of Directors
Secretary, Principal Financial Officer and
Principal Accounting Officer and Director




 /s/ William R. Rafferty          Date: 3/25/98
_______________________________________________
William R. Rafferty, Director

                                 EXHIBIT INDEX


EXHIBIT
NO.                    DESCRIPTION                                       PAGE
_____                  ___________                                       _____

3.1          Restated Certificate of Incorporation                          *
3.2          Certificate of Amendment of Restated Certificate of
             Incorporation                                                  *
3.3          Bylaws, as amended                                             *
4.1          Specimen Common Stock Certificate                              *
10.1         Stock Option Plan                                              *
10.2         Employment Agreement dated September 12, 1996 between
             the Company and J. Douglas Wellington                          *
10.3         Charter Agreement dated as of February 17, 1995 between
             the Company and President Mississippi Charter Corporation      *
10.4         Preferred Ship Mortgage dated January 14, 1994, granted by
             American Gaming Corporation to Ship Mortgage, L.P.,            *
10.5         First Amendment of Preferred Ship Mortgage dated July 26,
             1994 from American Gaming Corporation to Ship Mortgage, L.P.   *
10.6         Assumption and Second Amendment of Preferred Ship Mortgage
             dated January 31, 1995 made by the Company and executed by American Gaming and Resorts of Mississippi, Inc. in favor
             of Ship Mortgage, L.P.                                         *
10.7         First Preferred Ship Mortgage, dated May 6, 1994 granted by
             American Gaming Corporation to the Company                     *
10.8         First Amendment to First Preferred Ship Mortgage dated
             July 28, 1994 from American Gaming Corporation to the
             Company                                                        *
10.9         Second Amendment to First Preferred Ship Mortgage dated
             December 15, 1994 granted by American Gaming and
             Resorts of Mississippi, Inc. to the Company, together
             with Assignment of First Preferred Ship Mortgage dated
             December 15, 1994 from the Company to Shamrock, Inc.           *
10.10        Assumption and Third Amendment of First Preferred Ship
             Mortgage dated as of January 31, 1995 made by the
             Company and executed by AGRM in favor of Shamrock, Inc.        *
10.11        Agreement and Plan of Merger dated November 10, 1994 by
             and between the Company, American Gaming and Resorts of Mississippi, Inc., AMGAM Associates and American Gaming
             Corporation                                                    *

10.12        AMGAM/AGRM Settlement Agreement & Term Sheet dated as of
             November 1, 1996 between AMGAM Associates, American Gaming
             & Resorts of Mississippi, Inc., the Company, Shamrock
             Holdings Group, Inc. the Official Committee of Unsecured
             Creditors of AMGAM Associates and the Official
             Committee of Unsecured Creditors of American Gaming &
             Resorts of Mississippi, Inc.                                   *
10.13        Irrevocable Proxy and Consent Agreement dated as of
             August 23, 1996 by and between Paul L. Partridge,
             Patrick F. Daly, James A. Everatt, Charles E. Reisert, Jr.,
             Eric C. Jackson, the Company and RSR, LLC                      *
10.14        Trust Agreement dated as of August 23, 1996 by and
             between the Company and NBD Bank, N.A.                         *
10.15        Assignment and Transfer Agreement dated as of March 28,
             1996 by and between the Company, American Heartland
             Corporation and Big Red Keno, Ltd.                             *
10.16        Agreement to Restructure and Cancel Debt dated as of
             April 12, 1995 by and between Bennett Management and
             Development Company and the Company                            *
10.17        Assignment of Charter Agreement and Collateral Assignment
             Agreement dated as of April 13, 1995 by and between the
             Company and Shamrock, Inc.                                     *
10.18        Security Agreement dated April 12, 1995 by and between
             Bennett Management and Development Company and the Company.    *
10.19        Amendment to Agreement to Restructure and Cancel Debt
             and Assignment of Charter Agreement and Collateral
             Assignment executed on July 10, 1995 by and between
             the Company, Bennett Management and Development Company
             and Bennett Holdings, Inc.                                     *
10.20        Agreement dated as of August 15, 1995 by and between
             Bennett Holdings, Inc. and Emerald Gaming, Inc.                *
10.21        Exclusive Management Agreement dated as of August 15,
             1995 by and between Bennett Holdings, Inc. and Emerald
             Gaming, Inc.                                                   *
10.22        Letter Agreement dated September 26, 1996 between Shamrock
             Holdings Group, Inc. and the Company                           *
10.23        Letter agreement dated September 20, 1994 by and between
             Bennett Holdings, Inc. and the Company                         *
10.24        Letter agreement dated November 5, 1997 by and between
             Shamrock Holdings Group, Inc. and the Company                 91
11           Statement re computations of per share earnings               93
21           List of Subsidiaries                                          94

23           Consent of Deloitte & Touche LLP                              95
27           Financial Data Schedule                                       96

* Incorporated by reference.