Form 10QSB
period 1998-03-31
AMERICAN GAMING & ENTERTAINMENT LTD /DE
filed 1998-05-11
CIK 851249

                 U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                              Form 10-QSB


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1998

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from _______________ to ____________

       Commission file number 0-19049

                 American Gaming & Entertainment, Ltd.
                 _____________________________________
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

                               (609) 822-8505
                        ___________________________
                        (Issuer's telephone number)



     ______________________________________________________________
     (Former name, former address and former fiscal year, if changed since last report)

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

                 Class                     Outstanding at March 31, 1998
      ___________________________          _____________________________
      Common Stock, $.01 par value                12,532,102 shares

                             AMERICAN GAMING & ENTERTAINMENT, LTD.
                                  CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)



                                                              March 31,       December 31,
                                                                1998              1997
                                                            ___________       ____________
ASSETS

Current Assets
  Cash                                                      $   325,000       $   381,000
  Restricted cash                                               638,000           630,000
  Prepaid expenses                                              175,000           232,000
  Other current assets                                           482,000           313,000
                                                              ___________       ___________
Total current assets                                          1,620,000         1,556,000

Assets held for sale                                            421,000           431,000

Casino barge and improvements, subject to lease, net of
 accumulated depreciation of $4,241,000 - 1998
 and $3,907,000 - 1997                                        8,352,000         8,686,000

Furniture, fixtures and equipment, net of accumulated
 depreciation of $73,000 - 1998 and $71,000 - 1997               12,000            14,000

Other non-current assets                                        398,000           465,000
                                                             __________        __________

                                                            $10,813,000       $11,152,000
                                                            ===========       ===========

See Notes to Consolidated Financial Statements













                             AMERICAN GAMING & ENTERTAINMENT, LTD.
                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)

                                                             March 31,         December 31,
                                                               1998               1997
                                                            _____________      _____________
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Amounts due to related parties:
    Accrued interest                                        $  18,173,000      $  16,788,000
    Dividends payable                                           2,103,000          1,953,000
    Accrual for lease costs                                     2,701,000          2,701,000
    Current portion of long term debt                          40,510,000         40,510,000
                                                            _____________        ___________
                                                               63,487,000         61,952,000

  Accounts payable                                                 50,000             68,000
  Accrued payroll and related expenses                              5,000             12,000
  Accrued expenses and other current liabilities                1,601,000          1,389,000
  Current portion of estimated net liabilities for
    subsidiaries in bankruptcy                                  1,323,000          1,162,000
                                                            _____________        ___________
Total current liabilities                                      66,466,000         67,912,000

Long term portion of estimated net liabilities for
    subsidiaries in bankruptcy                                  3,168,000          3,329,000
                                                            _____________        ___________
                                                               69,634,000         67,912,000
                                                            =============        ===========

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, 1,000,000 shares authorized:
  Series A preferred stock, par value $.01 per share,
  55,983 shares issued                                              1,000              1,000
  Series C and D cumulative preferred stock, and Series E
  preferred stock, par value $.01 per share, 4,000 shares
  authorized and issued for each series                        14,919,000         14,602,000
  Common stock, par value $.01 per share; 50,000,000 shares
  authorized, 12,556,137 shares issued (including 24,035
  shares held in treasury)                                        126,000            126,000
  Additional paid-in capital                                   42,821,000         43,288,000
Cost of shares held in treasury                                   (25,000)           (25,000)
Accumulated deficit                                          (116,663,000)      (114,752,000)
                                                            _____________        ___________
                                                              (58,821,000)       (56,760,000)
                                                            _____________        ___________
                                                            $  10,813,000      $  11,152,000
                                                            =============        ===========

See Notes to Consolidated Financial Statements


                             AMERICAN GAMING & ENTERTAINMENT LTD.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                                  Three months ended March 31,
                                              ___________________________________
                                                    1998                 1997
                                              ______________       ______________
Revenues                                      $      189,000        $       1,000
                                              ______________        _____________


Costs and expenses
  Selling, general and administrative                401,000              337,000
  Depreciation and amortization                      337,000              297,000
                                              ______________        _____________
Total costs and expenses                             737,000              634,000
                                              ______________        _____________

Operating income (loss)                             (548,000)            (633,000)
                                              ______________        _____________

Other income (expense)
  Interest income                                     22,000               19,000
  Interest expense                                (1,385,000)          (1,363,000)
  Net gain on sale of investments                         --                2,000
                                              ______________        _____________
Total other income (expense)                      (1,363,000)           (1,342,00)
                                              ______________        _____________

Net loss                                          (1,911,000)          (1,975,000)

Dividends and accretion on preferred stock           467,000              467,000
                                              ______________        _____________

Net loss for common stockholders              $   (2,378,000)       $  (2,442,000)
                                              ==============        =============

Loss for common stockholders
  per common share                            $        (0.19)       $      (0.19)
                                              ==============        =============
Weighted average number of common
  shares outstanding                              12,532,102           12,532,102
                                              ==============        =============



See Notes to Consolidated Financial Statements


                             AMERICAN GAMING & ENTERTAINMENT LTD.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                      Three months ended March 21,
                                                   ___________________________________________
                                                          1998                  1997
                                                   _________________     _____________________

OPERATING ACTIVITIES
Net loss                                              $    (1,911,000)      $    (1,975,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                             336,000               297,000
    Accrued interest                                        1,385,000             1,360,000
    Receivable from equity interest in Rising Sun
      project                                                (189,000)                   --
    Interest income from restricted cash                       (8,000)                   --
Changes in operating assets and liabilities
    Other current assets                                       57,000                99,000
    Other non-current assets                                    1,000                    --
    Accounts payable, accrued expenses and
      other current liabilities                               187,000               (34,000)
                                                      _______________       _______________
    Net cash used in operating activities                    (142,000)             (253,000)
                                                      _______________       _______________

Investing activities
Proceeds from asset dispositions                                   --               110,000
                                                      _______________       _______________
    Net cash provided by investing activities                       0               110,000
                                                      _______________       _______________

Financing Activities
Proceeds from notes payable and other long-term
    obligations                                                86,000                56,000
Utilization of proceeds from charter of casino
    barge                                                          --               164,000
Principal payments on notes payable and other
    long-term obligations                                          --              (102,000)
                                                       _______________       _______________
    Net cash provided by financing activities                  86,000               118,000
                                                       _______________       _______________
Decrease in cash                                              (56,000)              (25,000)
Cash at beginning of year                                     381,000               265,000
                                                      _______________       _______________
Cash at end of period                                 $       325,000               240,000
                                                      ===============       ===============


See Notes to Consolidated Financial Statements

/TABLE

AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. The unaudited Consolidated Interim Financial Statements include the accounts of American Gaming & Entertainment, Ltd. and its subsidiaries (collectively, the "Company"). The unaudited Consolidated Interim Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (including normal recurring accruals) and disclosures (including events occurring subsequent to March 31, 1998) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998. For further information, reference is also made to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

The accompanying unaudited Consolidated Interim Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As further described in Note 2, the Company has sustained recurring operating losses since its inception. The Company has also had a history of insufficient liquidity and has been dependent upon its largest stockholder, Shamrock Holdings Group, Inc. ("Shamrock"), and certain related entities (The Bennett Funding Group, Inc. ("Bennett Funding") and Bennett Management and Development Corp. ("Bennett Management"), collectively with Shamrock, the "Bennett Entities") for both working capital and project related financing. As a result, the Company's recurring losses, negative working capital, stockholders' deficiency, defaults under its debt agreements, uncertainties relating to the ability to consummate the liquidation of certain of its subsidiaries (see Notes 2 and 3) and uncertainties relating to the bankruptcy of, and securities fraud charges by the federal government against, Bennett Funding and Bennett Management raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans concerning these matters are discussed in Note 2. The accompanying unaudited Consolidated Interim Financial Statements do not include any additional adjustments that might result from the outcome of these uncertainties.

NOTE 2:  LIQUIDITY AND CONTINUATION OF BUSINESS

Given the Company's present financial and liquidity position, the legal problems described above relating to certain Bennett Entities (see Note 1) and the Company's other litigation described below (see Note 6), the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming ventures. Additionally, the Company's ability to continue in business is dependent upon its ability to (i) obtain sufficient funds for its operations through the charter of the Gold Coast Barge, sales of assets, or otherwise, (ii) obtain Shamrock's and, if necessary, Bennett Management's agreement to modify, terminate or restructure on terms acceptable to the Company all obligations due from the Company to Shamrock and, if applicable, Bennett Management, (iii) consummate the liquidations under Chapter 11 of the Code of AMGAM Associates ("AMGAM") and American Gaming and Resorts of Mississippi, Inc. ("AGRM"), each a wholly-owned subsidiary of the Company, under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, and (iv) satisfactorily resolve the litigation filed against the Company (see Note 6). However, there can be no assurance the Company will be successful in obtaining Shamrock's and, if necessary, Bennett Management's agreement to modify, terminate or restructure on terms acceptable to the Company all obligations due from the Company to Shamrock and possibly Bennett Management, consummating the liquidations of AMGAM and AGRM under Chapter 11 of the Code under plans acceptable to the Company or satisfactorily resolving the litigation filed against the Company. If the Company is unsuccessful in these efforts, the Company would then need to pursue a formal plan of reorganization or liquidation of the Company. Either such action would generally result in the sale of the Company's assets to satisfy outstanding obligations. If either reorganization or liquidation is necessary, all of the Company's obligations would probably not be completely satisfied and the stockholders of the Company would probably not recover any of their investment in the Company.

For a discussion of specific factors affecting the Company's liquidity and continuation of business, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

The Company had available cash of approximately $325,000 as of March 31, 1998 and its only current significant source of cash receipts is payments of $25,000 per month under a note issued to the Company in connection with the sale of its keno operations. The Company believes that such cash and anticipated cash receipts, collectively, are sufficient to fund the Company's operations, excluding the Company's obligations to Shamrock and, if applicable, Bennett Management, through the middle of 1998, based on the Company's current level of operations and projected expenditures. If the Company is unable to generate additional cash through the charter of the Gold Coast Barge, sales of assets, or otherwise, the Company expects that it will not have sufficient cash to operate beyond such date. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. If either reorganization or liquidation is necessary, all of the Company's obligations would probably not be completely satisfied and stockholders of the Company would probably not recover any of their investment in the Company. If an amendment to an agreement (the "Charter Agreement"), with President Mississippi Charter Corporation ("PMCC") whereby PMCC is leasing from the Company the Gold Coast Casino barge and related leasehold improvements (collectively, the "Gold Coast Barge") which incorporates the terms of a term sheet entered into between the Company, PMCC, Shamrock and the committees for unsecured creditors in the bankruptcy proceedings of AMGAM and AGRM (collectively, the "Committees") is approved by the United States Bankruptcy Court, Southern District of Mississippi (the "Bankruptcy Court") and a revision to a previously executed term sheet (the "Original Term Sheet"; as proposed to be revised, the "Term

Sheet") is executed, and pursuant thereto and to an agreement with Shamrock (the "Escrow Allocation Agreement") the Company receives (a) approximately $188,000 in a lump sum payment and (b) approximately $32,000 per month retroactive to December 1, 1997, the Company believes that such cash and anticipated cash receipts, collectively with the cash and anticipated cash referred to above, are sufficient to fund the Company's operations, excluding the Company's obligations to Shamrock and, if applicable, Bennett Management, through the end of 1998, based on the Company's current level of operations and projected expenditures.

If the Bankruptcy Court does not approve an amendment to the Charter Agreement incorporating the terms of the Charter Term Sheet and the Company does not, by some means, (i) receive its portion of the PMCC Payments due from PMCC under the Charter Agreement or (ii) agree with PMCC, with the concurrence of the Committees and Shamrock, on a mutually acceptable amended charter agreement, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. If either reorganization or liquidation is necessary, all of the Company's obligations would probably not be completely satisfied and stockholders of the Company would probably not recover any of their investment in the Company.

As of March 31, 1998, the Company had recorded as "Restricted Cash" in the accompanying unaudited Consolidated Interim Financial Statements approximately $638,000 attributable to profit distributions and interest thereon received by the Company relating to the Company's 24.5% beneficial equity interest (the "RSR Interest") in RSR, LLC, a limited liability company formed by the Company and a group of non-affiliated individuals, representing the equivalent of a 4.9% equity interest in a riverboat gaming and entertainment complex in the City of Rising Sun, Indiana on the Ohio River. Legal title to the RSR Interest has been transferred by the Company to NBD Bank, N.A., as trustee ("NBD"). NBD is holding the distributions received in respect of the RSR Interest in trust until such time as NBD sells or otherwise disposes of the RSR Interest in accordance with the provisions of a trust agreement entered into between the Company and NBD.

NOTE 3:  SIGNIFICANT DEVELOPMENTS WITH RESPECT TO INVESTMENTS

Harolds Club Casino

Prior to 1996, Shamrock assumed responsibility for all carrying costs of the Harolds Club property in Reno, Nevada including, but not limited to, lease payments under certain land leases held by the Company related to the Harolds Club, taxes, insurance and utilities. However, such land leases have not been transferred to Shamrock and therefore the Company is obligated to make all lease payments. Even if the Company transfers to Shamrock all of the Company's rights, title and interest in such leases, the Company could still be ultimately obligated under such leases, pursuant to certain guaranties of lease executed by the Company. The Company has been informed by Shamrock and the lessors under such leases that Shamrock has not made any lease payments from April 1996 through March 1998 due under such leases or quarterly property taxes due under such leases, collectively totaling approximately $1,545,000. The lessors have, among other rights, the right to terminate the respective leases and hold the Company responsible for all obligations under such leases through the end of the respective lease terms. The Company has recorded the unpaid lease payments and property taxes from April 1996 through March 1998 (the "Unpaid Harolds Obligations") as current liabilities as of March 31, 1998. The Company has also recorded the amounts of the Unpaid Harolds Obligations as a receivable due from Shamrock, but, as a result of the Company's determination that there is a substantial likelihood that such amounts will be uncollectible, the Company has fully reserved for such amounts at the same time such amounts have been recorded as a receivable.

NOTE 4:  AMOUNTS DUE TO RELATED PARTIES AND LONG-TERM DEBT

The Company is delinquent in the payment of (i) interest due under the Company's various loan agreements with Shamrock and (ii) rent which was due under an operating lease between the Company and Bennett Management (the "SCS Lease") with respect to a riverboat vessel and supporting barge, which SCS Lease Shamrock orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock. The Company has therefore classified all indebtedness due to Shamrock as current liabilities in the accompanying unaudited Consolidated Interim Financial Statements. At March 31, 1998 and December 31, 1997, the Company had outstanding amounts due Shamrock of approximately $63,487,000 and $61,952,000, respectively, including accrued interest of approximately $18,173,000 and $16,788,000, respectively. Such amounts due Shamrock also include approximately $2,701,000 due under the SCS Lease and accrued dividends of approximately $2,103,000 and $1,953,000 at March 31, 1998 and December 31, 1997, respectively, on the Company's Series C Cumulative Preferred Stock ("Series C Preferred Stock") and Series D Cumulative Preferred Stock ("Series D Preferred Stock"). The outstanding amount due Shamrock at March 31, 1998 represents approximately 91.2% of the Company's liabilities as of such date and is substantially in excess of the Company's estimates of the fair value of the Company's assets.

The balance of long-term debt at March 31, 1998 and December 31, 1997 is comprised of approximately (i) $1,066,000, at the end of each period, related to a working capital line of credit, (ii) $2,041,000, at the end of each period, related to a term loan to assist the Company in financing pertaining to a casino in Biloxi, Mississippi which the Company owned, managed and operated in prior years (the "Gold Shore Casino"), (iii) $5,917,000, at the end of each period, of PMCC/Bennett Debt, (iv) $384,000, at the end of each period, related to the Company's utilization of slot machine sales proceeds, which slot machines were beneficially owned by Bennett Management and which slot machine proceeds Shamrock orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock and (v) $31,101,000, at the end of each period, related to project financing for the Gold Shore Casino.

The Company has entered into an agreement with Shamrock pursuant to which Shamrock will receive 60% of any charter payments for the Gold Coast Barge and 67.5% of any net proceeds received from the sale of the Gold Coast Barge, which amounts will reduce the Company's indebtedness to Shamrock (see Note 2).

The Company has also agreed to repay indebtedness to Shamrock of $125,000 from the sale in 1997 of certain securities, which amount has not yet been paid to Shamrock.

NOTE 5:  OTHER RELATED PARTY ISSUES

Shamrock, of which the Trustee is the sole stockholder, owns (i) 4,423,454 shares of Common Stock, and (ii) all of the Company's outstanding Series A Preferred Stock, convertible into, and voting as, 1,399,565 shares of Common Stock. Additionally, the Trustee owns (i) an additional 1,500,000 shares of Common Stock and (ii) all of the Company's outstanding Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, convertible as of March 31, 1998 into 1,273,084,587 shares of Common Stock. The Company does not have a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock. On April 1, 1996 the Board of Directors voted to request the stockholders of the Company to approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares no later than the next annual meeting of the Company's stockholders. The Board of Directors has not set a date for such annual meeting. Assuming the Trustee converted as of March 31, 1998 that number of shares of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock convertible into the total number of the Company's presently authorized but unissued shares of Common Stock (i.e. 37,467,898 shares), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 86.8% of the total outstanding shares of Common Stock and approximately 87.1% of the total voting power represented by the total outstanding voting securities of the Company. Assuming the Company's stockholders approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares and the Trustee converted as of March 31, 1998 that number of shares of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock convertible into the total number of the Company's authorized but unissued shares of Common Stock immediately after giving effect to such amendment (i.e. resulting in a total of 487,467,898 shares of Common Stock being issued to the Trustee as of such date), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 98.7% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company.

NOTE 6:  DECONSOLIDATION OF AMGAM AND AGRM

As a result of the bankruptcy proceedings under Chapter 11 of the Code with respect to AMGAM and AGRM, and the expected liquidation of these subsidiaries in the near future, the Company's control of these entities is likely to be temporary. In accordance with generally accepted accounting principles, the Company has elected to deconsolidate AMGAM and AGRM and present the results of operations for AMGAM and AGRM on the equity basis of accounting as a single line item in the accompanying unaudited Consolidated Interim Statements of Operations for financial reporting purposes. A combined unaudited condensed balance sheet of these entities as of March 31, 1998 and December 31, 1997 is as follows:

                                            March 31,        December 31,
                                              1998               1997
Assets
      Current Assets and Other             $3,783,000         $3,767,000
      Property and Equipment, Net              41,000             41,000
                                           __________         __________
            Total Assets                   $3,824,000         $3,808,000
                                           ==========         ==========
Liabilities and Stockholders' Deficiency
      Current Liabilities                 $28,538,000        $27,862,000
      Amounts Due to Parent                12,147,000         12,147,000
      Stockholders' Deficiency            (36,861,000)       (36,201,000)
            Total Liabilities and         ___________         __________
            Stockholders' Deficiency     $  3,824,000       $  3,808,000
                                         ============       ============

NOTE 7:  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and disclosure of comprehensive income. Reclassification of financial information for earlier periods presented for comparative periods is required under SFAS No. 130. The Company adopted SFAS No. 130 effective January 1, 1998. This statement only requires additional disclosures in the Company's consolidated financial statements and its adoption did not have any impact on the Company's consolidated financial position or results of operations. Currently the Company has no components of other comprehensive income.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements. Reclassification of segment information for earlier periods presented for comparative periods is required under SFAS No. 131. The Company adopted SFAS No. 131 effective January 1, 1998 although presentation for interim periods in the initial year of adoption is not required. Adoption of this statement is not expected to result in any changes to the Company's presentation of financial information for the year ending December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations: Comparison of the three month periods ended March 31, 1998 and March 31, 1997

Revenues

For the three months ended March 31, 1998, the Company recorded revenues of approximately $189,000 attributable to the RSR Interest. Although the Rising Sun Project opened for business in 1996, no financial statement information for the three months ended March 31, 1997 was available nor were any cash distributions made until the second quarter of 1997. Revenues from other sources for the three months ended March 31, 1997 amounted to approximately $1,000. Cash received from the Rising Sun Project is recoreded as "Restricted Cash" in the accompanying unaudited Consolidated Balance Sheets (see Note 2).

Costs and Expenses

Selling, general and administrative expenses were approximately $401,000 for the three months ended March 31, 1998, representing an increase of approximately $64,000 or approximately 19% when compared to the three months ended March 31, 1997. However, selling, general and administrative expenses for the three months ended March 31, 1997 included the reversal of a previously recorded consulting expense in the amount of approximately $195,000 due to a consulting firm advising the Company that such firm was not seeking payment of such unpaid amount. Exclusive of such reversal, selling, general and administrative expenses decreased approximately $131,000 for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Such decrease was primarily due to decreases in compensation, legal expenses and expenses related to the selling of real estate in Alabama.

Depreciation and amortization costs were approximately $336,000 for the three months ended March 31, 1998, representing an increase of approximately $39,000 or approximately 13% when compared to the three months ended March 31, 1997. The furniture, fixtures and equipment on the Gold Coast Barge were being depreciated over a useful life of 15 years for the three months ended March 31, 1997; the Company reevaluated the useful life of such assets in the fourth quarter of 1997 and determined that such assets have a useful life of 10 years. Accordingly, for the three months ended March 31, 1998, the Company depreciated such assets based on a remaining useful life of six and a half years.

Net interest expense for the three months ended March 31, 1998 was approximately $1,363,000, an increase of approximately $19,000 or approximately 1% compared to the three months ended March 31, 1997. Interest expense increased approximately $22,000 while interest income increased approximately $3,000 during the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

The Company recorded a net gain of approximately $2,000 for the three months ended March 31, 1997 related to the sale of certain furniture, fixtures and equipment. No such gain was recorded for the three months ended March 31, 1998.

Changes in Financial Condition, Liquidity and Capital Resources

As of March 31, 1998, the Company had no committed financing arrangements and a working capital deficiency of approximately $64,846,000. For a discussion of liquidity and capital resources, see Note 2 to the unaudited Consolidated Interim Financial Statements.

Risk Factors; Forward Looking Statements

Management's Discussion and Analysis contains forward-looking statements regarding the Company's future plans, objectives and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements. These factors include, among others, the uncertainties related to (i) the Company's ability to obtain sufficient funds for its operations, through the charter of the Gold Coast Barge, sales of assets, or otherwise, (ii) obtaining Shamrock's and, if necessary, Bennett Management's agreement to modify, terminate or restructure on terms acceptable to the Company all obligations due from the Company to Shamrock and, if applicable, Bennett Management, (iii) consummating the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, (iv) satisfactorily resolving the legal proceedings filed against the Company (see Note 6 to the unaudited Consolidated Interim Financial Statements), and (v) the legal problems described above relating to certain Bennett Entities (see Notes 1 and 2 to the unaudited Consolidated Interim Financial Statements).

PART II.       OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

For a discussion of defaults with respect to the Company's indebtedness due to Shamrock, see Notes 2 and 4 to the unaudited Consolidated Interim Financial Statements.

The Company has accrued and declared, but has not paid as of March 31, 1998, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series C Preferred Stock as of December 31, 1994. The Company has accrued and declared, but has not paid as of March 31, 1998, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series D Preferred Stock as of December 31, 1994.

Additionally, the Company has accrued, but has not declared or paid as of March 31, 1998, dividends totaling approximately $950,000 which were due and payable on the outstanding shares of its Series C Preferred Stock from January 1, 1995 through March 31, 1998. The Company has accrued, but has not declared or paid as of March 31, 1998, dividends totaling approximately $850,000 which were due and payable on the outstanding shares of its Series D Preferred Stock from January 1, 1995 through March 31, 1998. Although such dividends do not constitute actual liabilities of the Company until declared, the Company has accrued for such dividends because, under the terms of the Series C Preferred Stock and the Series D Preferred Stock, dividends are cumulative whether or not declared and the Company is prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends are unpaid. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.



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


                                    American Gaming & Entertainment, Ltd.


Date:        5/8/98                By:   /s/ J. Douglas Wellington
          ______________                ___________________________
                                        J. Douglas Wellington
                                        President and Chief Executive Officer,
                                        and Principal Accounting Officer

 EXHIBIT INDEX

EXHIBIT
  NO.            DESCRIPTION                              PAGE NO.
_______          ___________                              ________

  11         Computation of Earnings Per Share.              17

  27         Financial Data Schedule                         18