Form 10QSB
period 1998-06-30
AMERICAN GAMING & ENTERTAINMENT LTD /DE
filed 1998-08-14
CIK 851249

                   U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

                               Form 10-QSB


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from              to

      Commission file number          0-19049

                       American Gaming & Entertainment, Ltd.
         _________________________________________________________________
         (Exact name of small business issuer as specified in its charter)


          Delaware                           74-2504501
________________________________       _________________________________
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

                  One Woodland Avenue, Paramus, New Jersey 07652
                 _______________________________________________
                   (Address of principal executive offices)


                               (609) 822-8505
                                _____________
                          (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes X   No
                   _   __
umber of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                     Outstanding at June 30, 1998
    _______________________________         _____________________________

       Common Stock, $.01 par value                12,532,102 shares

                      AMERICAN GAMING & ENTERTAINMENT, LTD.
                           CONSOLIDATED BALANCE SHEETS

                               (Unaudited)

                                                   June 30,    December 31,
                                                   1998          1997
                                                  __________  ____________

ASSETS

Current Assets
  Cash                                             $   235,000       $ 381,000
  Restricted cash                                    1,092,000         630,000
  Prepaid expenses                                     175,000         232,000
  Other current assets                                 297,000         313,000

                                                     ___________    ___________
Total current assets                                 1,799,000       1,556,000

Assets held for sale                                   431,000         431,000

Casino barge and improvements, subject to lease,
 net of accumulated depreciation of $4,575,000
 - 1998 and $3,907,000 - 1997                        8,018,000       8,686,000

Furniture, fixtures and equipment, net of
accumulated depreciation of $76,000 - 1998
and $71,000 - 1997                                       9,000          14,000

Other non-current assets                               331,000         465,000
                                                   ___________     ___________
                                                   $10,588,000     $11,152,000
                                                   ===========     ===========

See Notes to Consolidated Financial Statements


                    AMERICAN GAMING & ENTERTAINMENT, LTD.
                       CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
                                                June 30             December 31,
                                                 1998                  1997
                                              _____________         ______________
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Amounts due to related parties:
    Accrued interest                           $  19,572,000        $ 16,788,000
    Dividends payable                              2,253,000           1,953,000
    Accrual for lease costs                        2,701,000           2,701,000
    Current portion of long term debt             40,510,000          40,510,000
                                                 ____________        ___________
                                                  65,036,000          61,952,000

  Accounts payable                                    99,000              68,000
  Accrued payroll and related expenses                13,000              12,000
  Accrued expenses and other current liabilities   1,863,000           1,389,000
  Current portion of estimated net liabilities for
  subsidiaries in bankruptcy                       1,485,000           1,162,000

                                                  ___________         ___________

Total current liabilities                         68,496,000          64,583,000



Long term portion of estimated net liabilities for
  subsidiaries in bankruptcy                       3,006,000           3,329,000
                                                 _____________        ___________
Long term portion of mortgage note payable         71,502,000         67,912,000
                                                 _____________        ___________

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, 1,000,000 shares authorized:
 Series A preferred stock, par value $.01 per share,
 55,983 shares issued                                 1,000              1,000
 Series C and D cumulative preferred stock, and
 Series E preferred stock, par value $.01 per share,
 4,000 shares authorized and issued for each series 15,236,000      14,602,000

Common stock, par value $.01 per share;
 50,000,000 shares authorized, 12,556,137
 shares issued (including 24,035

 shares held in treasury)                             126,000          126,000
  Additional paid-in capital                       42,354,000       43,288,000
Cost of shares held in treasury                       (25,000)         (25,000)
 Accumulated deficit                               (118,606,000)   (114,752,000)
                                                _______________   ______________
                                                 (60,914,000)      (56,760,000)
                                                _______________   ______________
                                               $  10,588,000      $ 11,152,000
                                               ===============    ==============
See Notes to Consolidated Financial Statements



PAGE> 4

                        AMERICAN GAMING & ENTERTAINMENT LTD.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Three months ended June 30,               Six Months ended June 30,
                                    ___________________________________         __________________________________

                                           1998               1997                 1998                1997
                                      _________________   _________________   __________________   _____________
Revenues                                 $ 256,000          $  379,000       $   445,000          $  380,000
                                        ________________    ______________    _________________   ________________

Costs and expenses
 Selling, general and administrative       485,000             407,000             886,000            744,000
 Depreciation and amortization             337,000             295,000             673,000            592,000
                                        ______________       ______________    __________________  _________________
Total costs and expense                    822,000             702,000           1,559,000          1,336,000
                                        ______________       _______________   __________________   ________________

Operating income (loss)                   (566,000)           (323,000)         (1,114,000)          (956,000)
                                         _____________       ______________     _________________  _________________
Other income (expense)

  Interest income                           23,000              19,000             44,000             38,000
  Interest expense                       (1,400,000)        (1,383,000)        (2,784,000)        (2,746,000)
  Net gain on sale of investments                -                   -                  -              2,000
                                         ______________     ______________     ________________    _______________
Total other income (expense)             (1,377,000)        (1,364,000)        (2,706,000)        (2,706,000)
                                         ______________     ______________     ________________    _______________

Net loss                                 (1,943,000)        (1,687,000)        (3,854,000)        (3,662,000)

Dividends and accretion on preferred stock  467,000            467,000            933,000            933,000
                                         ______________      ______________       ______________    _______________

Net loss for common stockholders         $(2,410,000)       $(2,154,000)      $ (4,787,000)       $(4,595,000)
                                         ==============      ==============     ==============     ===============
Net loss per common share                $     (0.19)       $     (0.17)             (0.38)             (0.37)
                                         ==============     ===============     ==============     ===============

Weighted average number of common
  shares outstanding                      12,532,102          12,532,102         12,532,102        12,532,102
                                         ==============     ==============      ==============     ==============


See Notes to Consolidated Financial Statements


                        AMERICAN GAMING & ENTERTAINMENT LTD.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Six months ended June 30,
                                                   ____________________________________
                                                          1998                  1997
                                                     ________________     _______________

OPERATING ACTIVITIES
Net loss                                             $   (3,854,000)      $  (3,662,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Restricted proceeds from Investment                    (445,000)           (377,000)
    Depreciation and amortization                           673,000             592,000
    Accrued interest                                      2,784,000           2,742,000
    Interest income from restricted cash                    (17,000)                 -
Changes in operating assets and liabilities
    Other current assets                                     57,000              45,000
    Other non-current assets                                      -              (1,000)
    Accounts payable, accrued expenses and
      other current liabilities                             506,000             (40,000)
                                                         _______________    ______________
            Net cash used in operating activities          (296,000)           (701,000)
                                                         _______________   _______________

Investing activities
Proceeds from asset dispositions                                    -           110,000
                                                       _______________      ______________
      Net cash provided by investing activities                     -           110,000
                                                       _______________      ______________
Financing Activities
Proceeds from notes receivable and other long-term           150,000            117,000
assets Utilization of proceeds from charter of casino              -            822,000
barge
Principal payments on notes payable and other
    long-term obligations                                          -           (110,000)
                                                       _________________    ______________
            Net cash provided by financing
              activities                                    150,000             829,000
                                                       __________________   ______________
Decrease in cash                                           (146,000)            238,000
Cash at beginning of year                                   381,000             265,000
                                                       __________________  _______________
Cash at end of period                                  $    235,000        $    503,000
                                                       ==================  ===============
See Notes to Consolidated Financial Statements

AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. The unaudited Consolidated Interim Financial Statements include the accounts of American Gaming & Entertainment, Ltd. and its subsidiaries (collectively, the "Company"). The unaudited Consolidated Interim Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (including normal recurring accruals) and disclosures (including events occurring subsequent to June 30, 1998) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998. For further information, reference is also made to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

The accompanying unaudited Consolidated Interim Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As further described in Note 2, the Company has sustained recurring operating losses since its inception. The Company has also had a history of insufficient liquidity and has been dependent upon its largest stockholder, Shamrock Holdings Group, Inc. ("Shamrock"), and certain related entities (The Bennett Funding Group, Inc. ("Bennett Funding") and Bennett Management and Development Corp. ("Bennett Management"), collectively with Shamrock, the "Bennett Entities") for both working capital and project related financing. As a result, the Company's recurring losses, negative working capital, stockholders' deficiency, defaults under its debt agreements, uncertainties relating to the ability to consummate the liquidation of certain of its subsidiaries (see Notes 2 and 3) and uncertainties relating to the bankruptcy filings of the Bennett Entities and securities fraud charges by the federal government against Bennett Funding and Bennett Management raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans concerning these matters are discussed in Note 2. The accompanying unaudited Consolidated Interim Financial Statements do not include any additional adjustments that might result from the outcome of these uncertainties.

NOTE 2:  LIQUIDITY AND CONTINUATION OF BUSINESS

Given the Company's present financial and liquidity position, the legal problems described above relating to the Bennett Entities (see Note 1) and the Company's other litigation described below (see Note 8), the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming ventures. Additionally, the Company's ability to continue in business is dependent upon its ability to (i) obtain sufficient funds for its operations through the charter of the Gold Coast Barge, sales of assets, or otherwise,(ii) obtain Shamrock's and, if necessary, Bennett Management's agreement to modify, terminate or restructure on terms acceptable to the Company all obligations due from the Company to Shamrock and, if applicable, Bennett Management, (iii) consummate the liquidations under Chapter 11 of the Code of AMGAM Associates ("AMGAM") and American Gaming and Resorts of Mississippi, Inc.("AGRM"), each a wholly-owned subsidiary of the Company, under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, and (iv) satisfactorily resolve the litigation filed against the Company (see Note 8). However, there can be no assurance the Company will be successful in obtaining Shamrock's and, if necessary, Bennett Management's agreement to modify, terminate or restructure on terms acceptable to the Company all obligations due from the Company to Shamrock and possibly Bennett Management, consummating the liquidations of AMGAM and AGRM under Chapter 11 of the Code under plans acceptable to the Company or satisfactorily resolving the litigation filed against the Company. If the Company is unsuccessful in these efforts, the Company would then need to pursue a formal plan of reorganization or liquidation of the Company. Either such action would generally result in the sale of the Company's assets to satisfy outstanding obligations. If either reorganization or liquidation is necessary, all of the Company's obligations would probably not be completely satisfied and the stockholders of the Company would probably not recover any of their investment in the Company.

For a discussion of specific factors affecting the Company's liquidity and continuation of business, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

The Company had available cash of approximately $235,000 as of June 30, 1998 and its only current significant source of cash receipts is payments of $25,000 per month under a note issued to the Company in connection with the sale of its keno operations. The Company believes that such cash and anticipated cash receipts, collectively, are sufficient to fund the Company's operations, excluding the Company's obligations to Shamrock and, if applicable, Bennett Management, through the end of 1998, based on the Company's current level of operations and projected expenditures. If the Company is unable to generate additional cash through the charter of the Gold Coast Barge, sales of assets, or otherwise, the Company expects that it will not have sufficient cash to operate beyond such date. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. If either reorganization or liquidation is necessary, all of the Company's obligations would probably not be completely satisfied and stockholders of the Company would probably not recover any of their investment in the Company. If an amendment to an agreement (the "Charter Agreement"), with President Mississippi Charter Corporation ("PMCC") whereby PMCC is leasing from the Company the Gold Coast Casino barge and related leasehold improvements (collectively, the "Gold Coast Barge") which incorporates the terms of a term sheet (the "Charter Term Sheet") entered into between the Company, PMCC, Shamrock and the committees for unsecured creditors in the bankruptcy proceedings of AMGAM and AGRM (collectively, the "Committees") is approved by the United States Bankruptcy Court, Southern District of Mississippi (the "Bankruptcy Court") and a revision to a previously executed term sheet between the Company, Shamrock, AMGAM, AGRM and the Committees is executed, and pursuant thereto and to an agreement with Shamrock (the "Escrow Allocation Agreement") the Company receives (a) approximately $188,000 in a lump sum payment and (b) approximately $32,000 per month retroactive to December 1, 1997, the Company believes that such cash and anticipated cash receipts, collectively with the cash and anticipated cash referred to above, are sufficient to fund the Company's operations, excluding the Company's obligations to Shamrock and, if applicable, Bennett Management, through the end of 1999, based on the Company's current level of operations and projected expenditures.

If the Bankruptcy Court does not approve an amendment to the Charter Agreement incorporating the terms of the Charter Term Sheet and the Company does not, by some means, (i) receive its portion of the payments due from PMCC under the Charter Agreement or (ii) agree with PMCC, with the concurrence of the Committees and Shamrock, on a mutually acceptable amended charter agreement, the Company would not be able to meet its obligations as they come due. In either such case, the Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to be applied to outstanding obligations. If either reorganization or liquidation is necessary, all of the Company's obligations would probably not be completely satisfied and stockholders of the Company would probably not recover any of their investment in the Company.

As of June 30, 1998, the Company had recorded as "Restricted Cash" in the accompanying unaudited Consolidated Interim Financial Statements approximately $1,092,000 attributable to profit distributions and interest thereon received by the Company relating to the Company's 24.5% beneficial equity interest (the "RSR Interest") in RSR, LLC ("RSR"), a limited liability company formed by the Company and a group of non-affiliated individuals, representing the equivalent of a 4.9% equity interest in a riverboat gaming and entertainment complex in the City of Rising Sun, Indiana on the Ohio River. Legal title to the RSR Interest has been transferred by the Company to NBD Bank, N.A., as trustee ("NBD"). NBD is holding the distributions received in respect of the RSR Interest in trust until such time as NBD sells or otherwise disposes of the RSR Interest in accordance with the provisions of a trust agreement entered into between the Company and NBD. Any portion of the RSR Interest which is not transferred prior to August 23, 1998 shall be purchased by either RSR or the other members of RSR.

NOTE 3:  SIGNIFICANT DEVELOPMENTS WITH RESPECT TO INVESTMENTS

Harolds Club Casino

Prior to 1996, Shamrock assumed responsibility for all carrying costs of the Harolds Club property in Reno, Nevada including, but not limited to, lease payments under certain land leases held by the Company related to the Harolds Club, taxes, insurance and utilities. However, such land leases have not been transferred to Shamrock and therefore the Company is obligated to make all lease payments. Even if the Company transfers to Shamrock all of the Company's rights, title and interest in such leases, the Company could still be ultimately obligated under such leases, pursuant to certain guaranties of lease executed by the Company. The Company has been informed by Shamrock and the lessors under such leases that Shamrock has not made any lease payments from April 1996 through June 1998 due under such leases or quarterly property taxes due under such leases, collectively totaling approximately $1,786,000. The lessors have, among other rights, the right to terminate the respective leases and hold the Company responsible for all obligations under such leases through the end of the respective lease terms. The Company has recorded the unpaid lease payments and property taxes from April 1996 through June 1998 (the "Unpaid Harolds Obligations") as current liabilities as of June 30, 1998. The Company has also recorded the amounts of the Unpaid Harolds Obligations as a receivable due from Shamrock, but, as a result of the Company's determination that there is a substantial likelihood that such amounts will be uncollectible, the Company has fully reserved for such amounts at the same time such amounts have been recorded as a receivable.

NOTE 4:  AMOUNTS DUE TO RELATED PARTIES AND LONG-TERM DEBT

The Company is delinquent in the payment of (i) interest due under the Company's various loan agreements with Shamrock and (ii) rent which was due under an operating lease between the Company and Bennett Management (the "SCS Lease") with respect to a riverboat vessel and supporting barge, which SCS Lease Shamrock orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock. The Company has therefore classified all indebtedness due to Shamrock as current liabilities in the accompanying unaudited Consolidated Interim Financial Statements. At June 30, 1998 and December 31, 1997, the Company had accrued for financial statement purposes outstanding amounts due Shamrock of approximately $65,036,000 and $61,952,000, respectively, including accrued interest of approximately $19,572,000 and $16,788,000, respectively. Such amounts due Shamrock also include approximately $2,701,000 due under the SCS Lease and accrued dividends of approximately $2,253,000 and $1,953,000 at June 30, 1998 and December 31, 1997, respectively, on the Company's Series C Cumulative Preferred Stock ("Series C Preferred Stock") and Series D Cumulative Preferred Stock ("Series D Preferred Stock"). The accrued outstanding amount due Shamrock at June 30, 1998 represents approximately 91% of the Company's liabilities in the accompanying unaudited Consolidated Interim Financial Statements as of such date and is substantially in excess of the Company's estimates of the fair value of the Company's assets.

The balance of accrued long-term debt due Shamrock at June 30, 1998 and December 31, 1997 is comprised of approximately (i) $1,066,000, at the end of each period, related to a working capital line of credit, (ii) $2,041,000, at the end of each period, related to a term loan to assist the Company in financing pertaining to a casino in Biloxi, Mississippi which the Company owned, managed and operated in prior years (the "Gold Shore Casino"), (iii) $5,917,000, at the end of each period, of PMCC/Bennett Debt, (iv) $384,000, at the end of each period, related to the Company's utilization of slot machine sales proceeds, which slot machines were beneficially owned by Bennett Management and which slot machine proceeds Shamrock orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock and (v) $31,101,000, at the end of each period, related to project financing for the Gold Shore Casino.

The Company has entered into an agreement with Shamrock pursuant to which Shamrock will receive 60% of any charter payments for the Gold Coast Barge and 67.5% of any net proceeds received from the sale of the Gold Coast Barge, which amounts will reduce the Company's indebtedness to Shamrock (see Note 2)


The Company has also agreed to repay indebtedness to Shamrock of $125,000 from the sale in 1997 of certain securities, which amount has not yet been paid to Shamrock.

NOTE 5:  OTHER RELATED PARTY ISSUES

On June 3, 1998, Shamrock filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

Shamrock, of which Richard C. Breeden, the bankruptcy trustee (the "Trustee") is the sole stockholder, owns (i) 4,423,454 shares of Common Stock, and (ii) all of the Company's outstanding Series A Preferred Stock, convertible into, and voting as, 1,399,565 shares of Common Stock. Additionally, the Trustee owns (i) an additional 1,500,000 shares of Common Stock and (ii) all of the Company's outstanding Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, convertible as of June 30, 1998 into 1,300,107,947 shares of Common Stock. The Company does not have a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock. On April 1, 1996 the Board of Directors voted to request the stockholders of the Company to approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares no later than the next annual meeting of the Company's stockholders. The Board of Directors has not set a date for such annual meeting. Assuming the Trustee converted as of June 30, 1998 that number of shares of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock convertible into the total number of the Company's presently authorized but unissued shares of Common Stock (i.e. 37,467,898 shares), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 86.8% of the total outstanding shares of Common Stock and approximately 87.1% of the total voting power represented by the total outstanding voting securities of the Company. Assuming the Company's stockholders approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares and the Trustee converted as of June 30, 1998 that number of shares of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock convertible into the total number of the Company's authorized but unissued shares of Common Stock immediately after giving effect to such amendment (i.e. resulting in a total of 487,467,898 shares of Common Stock being issued to the Trustee as of such date), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 98.7% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company.

NOTE 6:  DECONSOLIDATION OF AMGAM AND AGRM



As a result of the bankruptcy proceedings under Chapter 11 of the Code with respect to AMGAM and AGRM, and the expected liquidation of these subsidiaries in the near future, the Company's control of these entities is likely to be temporary. In accordance with generally accepted accounting principles, the Company has elected to deconsolidate AMGAM and AGRM and present the results of operations for AMGAM and AGRM on the equity basis of accounting as a single line item in the accompanying unaudited Consolidated Interim Statements of Operations for financial reporting purposes. A combined unaudited condensed balance sheet of these entities as of June 30, 1998 and December 31, 1997 is as follows:



                                                  June 30,        December 31,
                                                   1998              1997
Assets
_______

    Current Assets and Other                      $3,799,000      $3,767,000
    Property and Equipment, Net                       41,000          41,000
                                                  __________      __________
          Total Assets                            $3,840,000      $3,808,000
                                                  ==========      ==========

Liabilities and Stockholders' Deficiency
________________________________________

    Current Liabilities                           $29,221,000     $27,862,000
    Amounts Due to Parent                          12,147,000      12,147,000
    Stockholders' Deficiency                      (37,528,000)    (36,201,000)
                                                 ____________    _____________

       Total Liabilities and Stockholders'
        Deficiency                                 $3,840,000     $ 3,808,000


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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements. Reclassification of segment information for earlier periods presented for comparative periods is required under SFAS No. 131. The Company adopted SFAS No. 131 effective January 1, 1998 although presentation for interim periods in the initial year of adoption is not required. Adoption of this statement is not expected to result in any changes to the Company's presentation of financial information for the year ending December 31, 1998.

NOTE 8:  CONTINGENCIES



As previously disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, IGT - North America ("IGT") is not receiving any payments from AMGAM on AMGAM's debt to IGT for certain slot machines under an installment sales contract. Such indebtedness by AMGAM to IGT has been guaranteed by the Company pursuant to a guaranty agreement (the "IGT Guaranty") by the Company to IGT. On November 2, 1995 IGT filed a complaint against the Company in the Circuit Court of Harrison County, Mississippi, Second Judicial District seeking a judgment against the Company under the IGT Guaranty of (i) the principal amount of approximately $3,306,000 plus accrued interest and (ii) reasonable attorneys fees. The Company responded to such complaint by arguing, among other defenses, that the IGT Guaranty should be found to be unenforceable if IGT has failed to properly perfect a security interest in such slot machines. As previously disclosed in the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997, on October 13, 1997 the Company paid IGT $375,000, which amount had been previously accrued, to settle such lawsuit.

IGT has alleged that such settlement was contingent on the Company and Shamrock and related entities waiving any claim to payments made by PMCC to AMGAM relating to the purchase of IGT slot machines from AMGAM. At the time the Company filed its Quarterly Report on Form 10-QSB for the period ended September 30, 1997, the Company believed that Shamrock would waive such claim. However, as of May 26, 1998, to the best of the Company's knowledge, Shamrock has refused to execute the waiver of such claim requested by IGT. On May 26, 1998, IGT filed a motion for summary judgment in the Circuit Court of Harrison County, Mississippi, Second Judicial District (the "IGT Complaint") seeking a judgment against the Company under the IGT Guaranty of (i) the principal amount of approximately $3,306,000 plus accrued interest of approximately $864,000 and (ii) attorneys fees of approximately $108,000. To the extent (i) funds are not paid to IGT pursuant to a plan of liquidation in the bankruptcy proceeding of AMGAM and (ii) the IGT Guaranty is enforceable against the Company, the Company's business and financial condition would be materially adversely affected. Management is unable, with any degree of certainty, to predict the outcome, or to estimate the amount of liability, if any, that may result from this action. However, should the plaintiff prevail, this litigation would have a material adverse effect on the Company's business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

On June 5, 1998, International Game Technology, Inc. filed a motion for pre-judgment garnishment in the Marion Superior Court, State of Indiana, against the Company and NBD Bank, N.A. as Trustee (Cause No. 49D07-9806-CP-0800). International Game Technology, Inc. was seeking an order by such court to the sheriff of Marion County, Indiana to seize and hold any proceeds from the sale of the RSR Interest, pending the trial and judgment on the IGT Complaint. On August 11, 1998, such court granted the Company's motion to dismiss this lawsuit.

On May 29, 1998, Richard C. Breeden, Trustee for The Bennett Funding Group, Inc., et. al., filed suit against the Company in the United States Bankruptcy Court, Northern District of New York (Bankruptcy Case No. 96-61376, Adversary Proceeding No. 98-70465A). The plaintiff alleges that payments made by The Bennett Funding Group, Inc. and related entities (collectively, "Bennett") to the Company between March 29, 1990 and March 29, 1996, collectively totaling approximately $70,155,000 (the "Transfers"), were actual or constructive fraudulent transfers by Bennett. In the alternative, the plaintiff alleges that all or some of the Transfers were loans by Bennett to the Company and are currently due and payable on demand. The plaintiff is seeking payment by the Company of the amount of the Transfers, accrued and unpaid interest, attorneys fees and costs. As discovery and depositions have not yet commenced, outside counsel to the Company is unable to predict the outcome of this lawsuit. However, should the plaintiff prevail, this litigation would have a material adverse effect on the Company's business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations: Comparison of the three month periods ended June 30, 1998 and June 30, 1997


Revenues

For the three months ended June 30, 1998, the Company recorded revenues of approximately $256,000 attributable to the RSR Interest. Although the Rising Sun Project opened for business in 1996, no financial statement information was available nor were any cash distributions made until the second quarter of 1997. Consequently, for the three months ended June 30, 1997, the Company recorded revenues of approximately $377,000 attributable to the RSR Interest. Revenues from other sources for the three months ended June 30, 1997 amounted to approximately $2,000. Cash received from the Rising Sun Project is recorded as "Restricted Cash" in the accompanying unaudited Consolidated Balance Sheets (see Note 2).

Costs and Expenses

Selling, general and administrative expenses were approximately $485,000 for the three months ended June 30, 1998, representing an increase of approximately $78,000 or approximately 19% when compared to the three months ended June 30, 1997. However, selling, general and administrative expenses for the three months ended June 30, 1997 included a reversal of previously recorded state taxes in the amount of approximately $188,000 due to a tax refund. Exclusive of such reversal, selling, general and administrative expenses decreased approximately $110,000 for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Such decrease was primarily due to decreases in compensation, insurance and expenses related to the GM&O Building in Alabama and the Harolds Club in Nevada.

Depreciation and amortization costs were approximately $337,000 for the three months ended June 30, 1998, representing an increase of approximately $42,000 or approximately 14% when compared to the three months ended June 30, 1997. The furniture, fixtures and equipment on the Gold Coast Barge were being depreciated over a useful life of 15 years for the three months ended June 30, 1997; the Company reevaluated the useful life of such assets in the fourth quarter of 1997 and determined that such assets have a useful life of 10 years. Accordingly, for the three months ended June 30, 1998, the Company depreciated such assets based on a remaining useful life of six and one quarter years.

Net interest expense for the three months ended June 30, 1998 was approximately $1,377,000, an increase of approximately $13,000 or approximately 1% compared to the three months ended June 30, 1997. Interest expense increased approximately $17,000 while interest income increased approximately $4,000 during the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

Results of Operations: Comparison of the six month periods ended June 30, 1998 and June 30, 1997

Revenues

For the six months ended June 30, 1998, the Company recorded revenues of approximately $445,000 attributable to the RSR Interest, representing an increase of approximately $68,000 or approximately 18% when compared to the six months ended June 30, 1997. Revenues from other sources for the six months ended June 30, 1997 amounted to approximately $3,000. Cash received from the Rising Sun Project is recorded as "Restricted Cash" in the accompanying unaudited Consolidated Balance Sheets (see Note 2).

Costs and Expenses

Selling, general and administrative expenses were approximately $886,000 for the six months ended June 30, 1998, representing an increase of approximately $142,000 or approximately 19% when compared to the six months ended June 30, 1997. However, selling, general and administrative expenses for the six months ended June 30, 1997 included the reversal of a previously recorded consulting expense in the amount of approximately $195,000 due to a consulting firm advising the Company that such firm was not seeking payment of such unpaid amount and a reversal of previously recorded state taxes in the amount of approximately $188,000 due to a tax refund. Exclusive of such reversals, selling, general and administrative expenses decreased approximately $241,000 for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Such decrease was primarily due to decreases in compensation, insurance and expenses related to real property in Alabama and the Harolds Club in Nevada.

Depreciation and amortization costs were approximately $673,000 for the six months ended June 30, 1998, representing an increase of approximately $81,000 or approximately 14% when compared to the six months ended June 30, 1997. The furniture, fixtures and equipment on the Gold Coast Barge were being depreciated over a useful life of 15 years for the six months ended June 30, 1997; the Company reevaluated the useful life of such assets in the fourth quarter of 1997 and determined that such assets have a useful life of 10 years. Accordingly, for the six months ended June 30, 1998, the Company depreciated such assets based on a remaining useful life of six and a half years.

Net interest expense for the six months ended June 30, 1998 was approximately $2,740,000, an increase of approximately $32,000 or approximately 1% compared to the six months ended June 30, 1997. Interest expense increased approximately $38,000 while interest income increased approximately $6,000 during the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

The Company recorded a net gain of approximately $2,000 for the six months ended June 30, 1997 related to the sale of certain furniture, fixtures and equipment. No such gain was recorded for the six months ended June 30, 1998.

Changes in Financial Condition, Liquidity and Capital Resources

As of June 30, 1998, the Company had no committed financing arrangements and a working capital deficiency of approximately $66,697,000. For a discussion of liquidity and capital resources, see Note 2 to the unaudited Consolidated Interim Financial Statements.

Risk Factors; Forward Looking Statements

Management's Discussion and Analysis contains forward-looking statements regarding the Company's future plans, objectives and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements. These factors include, among others, the uncertainties related to (i) the Company's ability to obtain sufficient funds for its operations, through the charter of the Gold Coast Barge, sales of assets, or otherwise, (ii) obtaining Shamrock's and, if necessary, Bennett Management's agreement to modify, terminate or restructure on terms acceptable to the Company all obligations due from the Company to Shamrock and, if applicable, Bennett Management, (iii) consummating the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, (iv) satisfactorily resolving the legal proceedings filed against the Company (see Note 8 to the unaudited Consolidated Interim Financial Statements), and (v) the legal problems described above relating to certain Bennett Entities (see Notes 1 and 2 to the unaudited Consolidated Interim Financial Statements).

PART II.	 OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS



For a discussion of legal proceedings, see Note 8 to the unaudited Consolidated Interim Financial Statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

For a discussion of defaults with respect to the Company's indebtedness due to Shamrock, see Notes 2 and 4 to the unaudited Consolidated Interim Financial Statements.The Company has accrued and declared, but has not paid as of June 30, 1998, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series C Preferred Stock as of December 31, 1994. The Company has accrued and declared, but has not paid as of June 30, 1998, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series D Preferred Stock as of December 31, 1994.Additionally, the Company has accrued, but has not declared or paid as of June 30, 1998, dividends totaling approximately $1,025,000 which were due and payable on the outstanding shares of its Series C Preferred Stock from January 1, 1995 through June 30, 1998. The Company has accrued, but has not declared or paid as of June 30, 1998, dividends totaling approximately $925,000 which were due and payable on the outstanding shares of its Series D Preferred Stock from January 1, 1995 through June 30, 1998. Although such dividends do not constitute actual liabilities of the Company until declared, the Company has accrued for such dividends because, under the terms of the Series C Preferred Stock and the Series D Preferred Stock, dividends are cumulative whether or not declared and the Company is prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends are unpaid. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number          Description
______________          ___________

11                      Computation of Earnings Per Share.

27                      Financial Data Schedule

(b)	Reports on Form 8-K. The following reports were filed by the Company during the second quarter of 1995:

     (1) Form 8-K dated May 12, 1998 with respect to the extension through September 12, 2000 of the Employment Agreement with the Company's President and Chief Executive Officer.

     (2) Form 8-K dated May 26, 1998 with respect to the IGT Complaint(see
Note 8 to the unaudited Consolidated Interim Financial Statements).

     (3) Form 8-K dated May 29, 1998 with respect to the lawsuit filed by Richard C. Breeden, Trustee for The Bennett Funding Group, Inc., et. al. (see
Note 8 to the unaudited Consolidated Interim Financial Statements).

     (4) Form 8-K dated June 5, 1998 with respect to the lawsuit filed by International Game Technology, Inc. (see Note 8 to the unaudited Consolidated
Interim Financial         Statements).

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                             American Gaming & Entertainment, Ltd.

Date:


8/14/98 			     By:	/s/ J. Douglas Wellington

                                _______________________________
                                J. Douglas Wellington
                                President and Chief Executive
                                Officer, and Principal Accounting
                                Officer








EXHIBIT INDEX



EXHIBIT      DESCRIPTION                             PAGE NO.

  NO.

_______      ___________                             ________



11           Computation of Earnings Per Share.          21


27           Financial Data Schedule                     22