Form 10QSB
period 1998-09-30
AMERICAN GAMING & ENTERTAINMENT LTD /DE
filed 1998-11-13
CIK 851249

<PAGE 1>
         U.S. Securities and Exchange Commission
                Washington, D.C. 20549

                       Form 10-QSB

(Mark One)

[x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended       September 30, 1998

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        EXCHANGE ACT

        For the transition period from _______________ to ____________

        Commission file number          0-19049


                       American Gaming & Entertainment, Ltd.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

              Delaware                             74-2504501
   ________________________________         ________________________________
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

               One Woodland Avenue, Paramus, New Jersey 07652
               __________________________________________________
                   (Address of principal executive offices)


                               (609) 822-8505
                          __________________________
                          (Issuer's telephone number)

______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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


            Class                    Outstanding at September 30, 1998
     _________________________         ______________________________
     Common Stock, $.01 par value              12,532,102 shares



<PAGE 2>

                    AMERICAN GAMING & ENTERTAINMENT, LTD.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                           September 30,          December 31,
                                                1998                  1997
                                           ____________           ____________
ASSETS
Current Assets
    Cash                                  $    152,000          $    381,000
    Restricted cash                          1,105,000               630,000
    Prepaid expenses                           154,000               232,000
    Other current assets                       359,000               313,000
                                          ____________          ____________
Total current assets                         1,770,000             1,556,000

Assets held for sale                           435,000               431,000

Casino barge and improvements, subject to
lease, net of accumulated depreciation of
$4,909,000 - 1998 and $3,907,000 -  1997     7,684,000             8,686,000

Furniture, fixtures and equipment,
net of accumulated depreciation
of $78,000 - 1998 and $71,000 - 1997             7,000                14,000

Other non-current assets                       262,000               465,000
                                         _____________          ____________
                                         $  10,158,000          $ 11,152,000
                                         =============          ============


See Notes to Consolidated Financial Statements



<PAGE 3>

                    AMERICAN GAMING & ENTERTAINMENT, LTD.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                           September 30,          December 31,
                                                1998                  1997
                                           ____________           ____________

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
   Amounts due to related parties:
     Accrued interest                   $   20,987,000        $   16,788,000
     Dividends payable                       2,403,000             1,953,000
     Accrual for lease costs                 2,701,000             2,701,000
     Current portion of long term debt      40,510,000            40,510,000
                                            __________            __________
                                            66,601,000            61,952,000

   Accounts payable                            132,000                68,000
   Accrued payroll and related expenses          2,000                12,000
   Accrued expenses and other current
     liabilities                             2,056,000             1,389,000
   Short term portion of estimated net
     liabilities for subsidiaries in
     bankruptcy                              1,646,000             1,162,000
                                             _________             _________
Total current liabilities                   70,437,000            64,583,000
                                            __________            __________
Long term portion of estimated net
liabilities for subsidiaries in bankruptcy   2,845,000             3,329,000
                                             _________             _________
                                            73,282,000            67,912,000
                                             __________            __________

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, 1,000,000 shares authorized:
  Series A preferred stock, par value
    $.01 per share,  55,983 shares issued        1,000                 1,000
  Series C  and D cumulative preferred
    stock, and Series E preferred stock,
    par value $.01 per share, 4,000 shares
    authorized and issued for each series   15,552,000            14,602,000
Common stock, par value $.01 per share;
  50,000,000 shares authorized, 12,556,137
  shares issued (including 24,035 shares
  held in treasury)                            126,000               126,000
Additional paid-in capital                  41,888,000            43,288,000
Cost of shares held in treasury                (25,000)              (25,000)
Accumulated deficit                       (120,666,000)         (114,752,000)
                                          _____________          ____________
                                           (63,124,000)          (56,760,000)
                                          _____________          ____________
                                        $   10,158,000        $   11,152,000
                                          =============          ============
See Notes to Consolidated Financial Statements


<PAGE 4>

                               AMERICAN GAMING & ENTERTAINMENT LTD.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)



                                              Three months ended        Nine months ended
                                                  September 30,            September 30,
                                              __________________        ___________________
                                             1998         1997           1998         1997
                                           ________     ________       ________      _______
Revenues                                $       -    $   136,000    $   445,000    $   516,000
                                         _________     _________     __________     __________
Costs and expenses
  Selling, general and administrative      397,000       503,000      1,283,000      1,247,000
  Depreciation and amortization            336,000       295,000      1,009,000        887,000
                                         _________     _________    ___________     __________
Total costs and expenses                   733,000       798,000      2,292,000      2,134,000
                                         _________      ________    ___________     __________

Operating loss                            (733,000)     (662,000)    (1,847,000)    (1,618,000)
                                         _________      ________     __________     __________

Other income (expense)
  Interest income                           26,000        19,000         70,000         57,000
  Interest expense                      (1,353,000)   (1,415,000)    (4,137,000)    (4,161,000)
  Net gain on sale of investments                -         3,000              -          5,000
                                         _________     _________      _________      _________
Total other income (expense)            (1,327,000)   (1,393,000)    (4,067,000)    (4,099,000)
                                         _________     _________      _________      _________
Net loss                                (2,060,000)   (2,055,000)    (5,914,000)    (5,717,000)

Dividends and accretion on
preferred stock                            467,000       467,000      1,400,000      1,400,000
                                         _________     _________      __________     __________
Net loss for common stockholders      $ (2,527,000) $ (2,522,000)  $ (7,314,000)  $ (7,117,000)
                                      ============  ============   ============   ============

Loss for common stockholders per
common share                          $      (0.20) $      (0.20)  $      (0.58)   $     (0.57)
                                      ============   ===========   ============    ===========
Weighted average number of common
    shares outstanding                  12,532,102    12,532,102     12,532,102     12,532,102
                                      ============   ===========   ============    ===========

See Notes to Consolidated Financial Statements



<PAGE 5>

                    AMERICAN GAMING & ENTERTAINMENT, LTD.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unuadited)

                                             Nine Months ended September 30,
                                                 1998                  1997
                                               ________              ________
Operating Activities
Net loss                                   $ (5,914,000)         $ (5,717,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Restricted proceeds from investment          (445,000)             (513,000)
  Depreciation and amortization               1,009,000               887,000
  Accrued interest                            4,199,000             4,157,000
  Interest income from restricted cash          (30,000)                    -
  Reversal of previously recorded
    interest expense                            (62,000)                    -
Changes in operating assets and liabilities
  Other current assets                           78,000               149,000
  Other non-current assets                       (4,000)               (6,000)
  Accounts payable, accrued expenses
    and other current liabilities               721,000               142,000
                                              _________             _________
        Net cash used in operating activities  (448,000)             (901,000)
                                              _________             _________

Investing Activities
Proceeds from asset dispositions                      -               110,000
                                              _________             _________
        Net cash provided by
        investing activities                          -               110,000
                                              _________             _________

Financing Activities
Proceeds from notes receivable and other
long-term assets                                219,000               176,000
Utilization of proceeds from charter
  of casino barge                                     -               822,000
Principal payments on notes payable and
  other long-term obligations                         -              (119,000)
                                              _________             _________
        Net cash provided by
        financing activities                    219,000               879,000
                                              _________             _________

Increase (decrease) in cash                    (229,000)               88,000
Cash at beginning of year                       381,000               265,000
                                              _________             _________
Cash at end of period                      $    152,000          $    353,000
                                           ============          ============

See Notes to Consolidated Financial Statements


<PAGE 6>
AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and
Article 10 of Regulation S-X. The unaudited Consolidated Interim Financial Statements include the accounts of American Gaming & Entertainment, Ltd. and its subsidiaries (collectively, the "Company"). The unaudited Consolidated Interim Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (including normal recurring accruals) and disclosures (including events occurring subsequent to September 30, 1998) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998. For further information, reference is also made to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

NOTE 2:  LIQUIDITY AND CONTINUATION OF BUSINESS

Given the Company's present financial and liquidity position, the legal problems described above relating to the Bennett Entities (see Note 1) and the Company's other litigation described below (see Note 8), the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming ventures. Additionally, the Company's ability to continue in business is dependent upon numerous factors, discussed below.


<PAGE 7>

The Company had available cash of approximately $152,000 as of September 30, 1998. The Company believes that such cash is sufficient to fund the Company's operations, excluding the Company's obligations to Shamrock and, if applicable, Bennett Management, through the end of 1998, based on the Company's current level of operations and projected expenditures.

The Company's only current significant source of cash receipts is payments of $25,000 per month through August 2000 under a note (the "Keno Note") issued by American Heartland Corporation ("AHC") to the Company in connection with the sale of its keno operations. On September 22, 1998, AHC asserted set offs against the Keno Note aggregating approximately $198,000 (see Note 8).

Pursuant to a Charter Agreement (the "Charter Agreement") dated as of February 17, 1995 between the Company and President Mississippi Charter Corporation ("PMCC"), PMCC is leasing the Gold Coast Barge from the
Company. On November 6, 1998, PMCC and the Company entered into a First Amendment to Charter (the "Charter Amendment", collectively with the
Charter Agreement, the "Charter") (see Note 3). Pursuant to the Charter Amendment, among other things, (i) PMCC paid $4,105,000 into an escrow account (the "Escrow Account") for the benefit of the creditors of AMGAM Associates ("AMGAM") and American Gaming and Resorts of Mississippi, Inc. ("AGRM"), each a wholly-owned subsidiary of the Company, (ii) PMCC shall pay into the Escrow Account a monthly charter payment of $215,000 (the
"PMCC Payments") for 16 1/2 months, commencing December 1, 1998 and ending on April 15, 2000 (the "Remaining Charter Term"). Pursuant to a settlement agreement (the "Settlement Agreement") agreed to by the Company, AMGAM, AGRM, Shamrock and the Committees, the Company and Shamrock, collectively,
(a) should receive approximately $2,997,000 from the payment made by PMCC into the Escrow Account and (b) should receive approximately $161,000 per month from the PMCC Payments (the "AGEL/Shamrock Payments"). However, the Settlement Agreement is subject to the approval of the United States Bankruptcy Court, Southern District of Mississippi (the "Mississippi Bankruptcy Court"), and there can be no assurance that the Settlement Agreement will be approved or that AGEL and/or Shamrock will receive any payments from the Escrow Account.

Notwithstanding a prior agreement which provided that the Company would receive 20% of any AGEL/Shamrock Payments (the "Escrow Allocation Agreement"), the Company and the Bennett Entities agreed on October 21, 1998 that any AGEL/Shamrock Payments would be escrowed and disbursed only upon the order of the United States Bankruptcy Court, Northern District of New York (the "New York Bankruptcy Court").

The Company expects that it will not have sufficient cash to operate beyond December 31, 1998 if it does not receive payments under the Keno Note, the Mississippi Bankruptcy Court and the New York Bankruptcy Court do not approve disbursements to AGEL of any portion of the PMCC Payments and the Company is unable to generate additional cash through the sales of assets, or otherwise. The Company would then need to pursue a formal plan of reorganization or liquidation of the Company.

The Company's ability to continue in business is also dependent upon (i) obtaining Shamrock's and, if necessary, Bennett Management's agreement to modify, terminate or restructure on terms


<PAGE 8>

 acceptable to the Company all obligations due from the Company to Shamrock and, if applicable, Bennett Management, (ii) consummating the liquidations under Chapter 11 of the Code of AMGAM and AGRM, under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, and (iii) satisfactorily resolving litigation filed against the Company. (See Note 8 for material developments in legal proceedings). However, there can be no assurance the Company will be successful in those efforts. If the Company is unsuccessful in these efforts, the Company would then need to pursue a formal plan of reorganization or liquidation of the Company.

Either reorganization or liquidation would generally result in the sale of the Company's assets to satisfy outstanding obligations. If either such action is necessary, all of the Company's obligations would probably not be completely satisfied and the stockholders of the Company would probably not recover any of their investment in the Company.

For a discussion of specific factors affecting the Company's liquidity and continuation of business, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

As of September 30, 1998, the Company had recorded as "Restricted Cash" in the accompanying unaudited Consolidated Interim Financial Statements approximately $1,105,000 (the "Restricted Cash") attributable to profit distributions and interest thereon received by the Company relating to the Company's 24.5% beneficial equity interest (the "RSR Interest") in RSR, LLC ("RSR"), a limited liability company formed by the Company and a group of non-affiliated individuals, representing the equivalent of a 4.9% equity interest in a riverboat gaming and entertainment complex in the City of Rising Sun, Indiana on the Ohio River (the "Rising Sun Project"). The Company has transferred legal title to the RSR Interest to NBD Bank, N.A., as trustee ("NBD"). NBD is holding the distributions received in respect of the RSR Interest in trust until such time as NBD sells the RSR Interest, for the benefit of the Company (see Note 3).

NOTE 3:  SIGNIFICANT DEVELOPMENTS WITH RESPECT TO INVESTMENTS


Mississippi

On November 6, 1998, PMCC and the Company entered into the Charter Amendment. The Charter Amendment was entered into with the concurrence of AMGAM, AGRM, the Official Committee of Unsecured Creditors of AMGAM Associates, the Official Committee of Unsecured Creditors of American Gaming and Resorts of Mississippi, Inc. (collectively, the "Committees") and Shamrock (collectively with the Company, the "AMGAM Group"). Pursuant to the Charter Amendment, among other things, (i) PMCC paid $4,105,000 into the Escrow Account, (ii) PMCC shall pay into the Escrow Account the PMCC Payments for the Remaining Charter Term, (iii) PMCC shall pay into the Escrow Account a late fee of $21,500 for each PMCC Payment which is paid later than the tenth of such month, (iv) PMCC and the AMGAM Group will fund equally an escrow account not to exceed $1,000,000 to remove the Gold Coast Barge from PMCC's Biloxi, Mississippi site at the end of the Remaining Charter Term, (v) at any time during the Remaining Charter Term, PMCC has the right to make a written offer to purchase the Gold Coast Barge, which offer shall be deemed accepted unless rejected by the


<PAGE 9>

AMGAM Group within thirty days of receipt of such offer, (vi) the Charter or the Gold Coast Barge may be assigned or sold, subject to PMCC's written consent, which may not be unreasonably withheld, (vii) during the Remaining Charter Term, PMCC has a right of first refusal to purchase the Gold Coast Barge on the same terms and conditions set forth in any offer acceptable to the AMGAM Group and (viii) PMCC and the AMGAM Group executed mutual releases and are filing appropriate pleadings seeking dismissal, with prejudice, of all lawsuits and counterclaims, including suits brought by the Company against PMCC and President Riverboat Casino - Mississippi, Inc. and counterclaims filed by PMCC against the Company alleging various respective breaches of the Charter Agreement.

On August 21, 1998, AMGAM, AGRM, the Committees and the Company filed a disclosure statement (the "Disclosure Statement") and joint plan of liquidation (the "Plan") for AMGAM and AGRM in the Mississippi Bankruptcy Court. The Mississippi Bankruptcy Court has scheduled a preliminary hearing on the Disclosure Statement on December 18, 1998.

The Plan incorporates the Settlement Agreement. Pursuant to the Plan, the Company would transfer to a creditors trust for the holders of allowed claims in the bankruptcy proceedings of AMGAM and AGRM (excluding the Company and Shamrock) (a) an undivided 25% ownership interest in the Gold Coast Barge and (b) the Charter. Such assets will be held by a trustee (the "Mississippi Trustee"). The Mississippi Trustee would receive and disburse in accordance with the terms of the Plan (a) all PMCC Payments and (b) with respect to the acquisition by PMCC from AMGAM of substantially all of the furniture, fixtures and equipment, including certain slot machines, formerly used in the operation of the Gold Shore Casino (the "FF&E Payments").

Pursuant to the Plan, each administrative and priority claim, as defined in the U.S. Bankruptcy Code (the "Code"), incurred in connection with the bankruptcy proceedings of AMGAM and AGRM would be paid in full from the respective estates of AMGAM and AGRM in accordance with statutory priorities pursuant to the Code.

Pursuant to the Plan, each secured claim (excluding a first preferred ship mortgage (the "Ship Mortgage") held by Shamrock on the Gold Coast Barge) would be either paid in full from the sale of the related collateral or satisfied in full by abandoning the collateral to the secured creditor.

Pursuant to the Plan, each unsecured claim, excluding any claims of the Company and Shamrock ("Third Party Claims"), would be paid from the assets of the respective estates of AMGAM and AGRM, including (a) the funds remaining in an escrow account for the benefit of the creditors of AMGAM and AGRM, (b) all FF&E Payments made since October 1, 1995, (c) approximately $1,108,000 from the payment made by PMCC into the Escrow Account pursuant to the Charter Amendment, (d) approximately $54,000 from the PMCC Payments for the Remaining Charter Term, and (e) 25% of the net proceeds of a sale of the Gold Coast Barge, if any. Most Third Party Claims would be paid on a pro rata basis, however, certain Third Party Claims would only be paid after all other Third Party Claims are paid.

Pursuant to the Plan, the Company's and Shamrock's unsecured claims and the Ship Mortgage (in the collective claimed amount of $33,000,000) would be paid from (a) the AGEL/Shamrock


<PAGE 10>

Payments and (b) 75% of the net proceeds of a sale of the Gold Coast Barge, if any. As discussed above, the Company and the Bennett Entities agreed that any AGEL/Shamrock Payments would be escrowed and disbursed only upon the order of the New York Bankruptcy Court (see Note 2).

Pursuant to the Plan, all equity interests in AMGAM and AGRM would be canceled as of the effective date of the Plan.

The amounts to be paid to creditors would be subject to the claim allowance process in the AMGAM and AGRM bankruptcies, pursuant to which all allowed claim amounts, in the order set forth above, would be fixed for purposes of distributions under the Plan.

There can be no assurance that that the creditors in the AMGAM and AGRM bankruptcy proceedings will approve the Plan in accordance with the provisions of the Code or that the Plan will thereafter be confirmed by the Mississippi Bankruptcy Court.

Harolds Club Casino

Prior to 1996, Shamrock assumed responsibility for all carrying costs of the Harolds Club property in Reno, Nevada including, but not limited to, lease payments under certain land leases held by the Company related to the Harolds Club, taxes, insurance and utilities. Such land leases were assigned by the Company to Shamrock as of September 29, 1998. The Company could still be ultimately obligated under such leases, pursuant to certain guaranties of lease executed by the Company. The Company has been informed by Shamrock and the lessors under such leases that Shamrock has not made any lease payments from April 1996 through September 1998 due under such leases or quarterly property taxes due under such leases, collectively totaling approximately $2,462,000. The lessors have, among other rights, the right to terminate the respective leases and hold the Company responsible for all obligations under such leases through the end of the respective lease terms. The Company has recorded the unpaid lease payments and property taxes from April 1996 through September 1998 (the "Unpaid Harolds Obligations") as current liabilities as of September 30, 1998. The Company has also recorded the amounts of the Unpaid Harolds Obligations as a receivable due from Shamrock, but, as a result of the Company's determination that there is a substantial likelihood that such amounts will be uncollectible, the Company has fully reserved for such amounts at the same time such amounts have been recorded as a receivable.

On October 8, 1998, the New York Bankruptcy Court, authorized the sale by Shamrock of the Harolds Club. Shamrock advised the Company that such sale is scheduled to close by October 30, 1998. However, the Company understands that the closing has been delayed, although anticipated to occur shortly. The leases discussed above shall terminate at closing, and the Company shall be released from all obligations under such leases, except for environmental conditions resulting from the Company's intentional or negligent conduct. Additionally, lawsuits filed against the Company by the five lessors of the Harolds Club property and cross-claims filed against the Company by co-defendants will be dismissed upon closing.


<PAGE 11>

Rising Sun

The other members of RSR are currently obligated to purchase the RSR Interest at an average appraised fair market value. The Company and the other members of RSR are in the process of obtaining separate appraisals of the RSR Interest. Upon the closing of the sale of the RSR Interest, the Restricted Cash and the proceeds from such sale shall be distributed by NBD to the Company.

Sioux City Sue

During 1995, the Company leased the "Sioux City Sue" riverboat vessel and supporting barge (collectively, the "Vessels") from Bennett Management. The Company, pursuant to such lease, insured the Vessels and named Bennett Management as an additional insured party. In or about September 1995, the Vessels were vandalized and burglarized and in or about December 1995, the supporting barge was grounded (collectively, the "Claims"). Effective August 10, 1998, the Company assigned to Bennett Management the Company's right to proceed against the underwriters who issued the marine insurance policy covering the Vessels and the right to collect insurance proceeds from the Claims.

NOTE 4:  AMOUNTS DUE TO RELATED PARTIES AND LONG-TERM DEBT

The Company is delinquent in the payment of (i) interest due under the Company's various loan agreements with Shamrock and (ii) rent which was due under an operating lease between the Company and Bennett Management (the "SCS Lease") with respect to the Vessels, which SCS Lease Shamrock orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock. The Company has therefore classified all indebtedness due to Shamrock as current liabilities in the accompanying unaudited Consolidated Interim Financial Statements. At September 30, 1998 and December 31, 1997, the Company had accrued for financial statement purposes outstanding amounts due Shamrock of approximately $66,601,000 and $61,952,000, respectively, including accrued interest of approximately $20,987,000 and $16,788,000, respectively.


Such amounts due Shamrock also include approximately $2,701,000 due under the SCS Lease and accrued dividends of approximately $2,403,000 and $1,953,000 at September 30, 1998 and December 31, 1997, respectively, on the Company's Series C Cumulative Preferred Stock ("Series C Preferred Stock") and Series D Cumulative Preferred Stock ("Series D Preferred Stock").

The balance of accrued long-term debt due Shamrock at September 30, 1998 and December 31, 1997 is comprised of approximately (i) $1,066,000, at the end of each period, related to a working capital line of credit, (ii) $2,041,000, at the end of each period, related to a term loan to assist the Company in financing pertaining to a casino in Biloxi, Mississippi which the Company owned, managed and operated in prior years (the "Gold Shore Casino"), (iii) $5,917,000, at the end of each period, of indebtedness recorded by the Company relating to payments received pursuant to the Charter Agreement to which Shamrock asserted it was entitled, (iv) $384,000, at the end of each period, related to the Company's utilization of slot machine sales proceeds,


<PAGE 12>

which slot machines were beneficially owned by Bennett Management and which slot machine proceeds Shamrock orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock and (v) $31,101,000, at the end of each period, related to project financing for the Gold Shore Casino.

The accrued outstanding amount due Shamrock at September 30, 1998 represents approximately 91% of the Company's liabilities in the accompanying unaudited Consolidated Interim Financial Statements as of such date and is substantially in excess of the Company's estimates of the fair value of the Company's assets.

The Company has entered into the Escrow Allocation Agreement, under which amounts received by Shamrock will reduce the Company's indebtedness to Shamrock (see Note 3). The Company has also agreed to repay indebtedness to Shamrock of $125,000 from the sale in 1997 of certain securities, which amount has not yet been paid to Shamrock.

NOTE 5:  OTHER RELATED PARTY ISSUES

Shamrock, of which Richard C. Breeden, the bankruptcy trustee (the "Trustee") is the sole stockholder, owns (i) 4,423,454 shares of Common Stock, and (ii) all of the Company's outstanding Series A Preferred Stock, convertible into, and voting as, 1,399,565 shares of Common Stock. Additionally, the Trustee owns (i) an additional 1,500,000 shares of Common Stock and (ii) all of the Company's outstanding Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, convertible as of September 30, 1998 into 1,327,131,307 shares of Common Stock. The Company does not have a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock. On April 1, 1996 the Board of Directors voted to request the stockholders of the Company to approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares no later than the next annual meeting of the Company's stockholders. The Board of Directors has not set a date for such annual meeting. Assuming the Trustee converted as of September 30, 1998 that number of shares of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock convertible into the total number of the Company's presently authorized but unissued shares of Common Stock (i.e. 37,467,898 shares), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 86.8% of the total outstanding shares of Common Stock and approximately 87.1% of the total voting power represented by the total outstanding voting securities of the Company. Assuming the Company's stockholders approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares and the Trustee converted as of September 30, 1998 that number of shares of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock convertible into the total number of the Company's authorized but unissued shares of Common Stock immediately after giving effect to such amendment (i.e. resulting in a total of 487,467,898 shares of Common Stock being issued to the Trustee as of such date), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 98.7% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company.


<PAGE 13>

NOTE 6:  DECONSOLIDATION OF AMGAM AND AGRM

As a result of the bankruptcy proceedings under Chapter 11 of the Code with respect to AMGAM and AGRM, and the expected liquidation of these subsidiaries in the near future, the Company's control of these entities is likely to be temporary. In accordance with generally accepted accounting principles, the Company has elected to deconsolidate AMGAM and AGRM and present the results of operations for AMGAM and AGRM on the equity basis of accounting as a single line item in the accompanying unaudited Consolidated Interim Statements of Operations for financial reporting purposes. A combined unaudited condensed balance sheet of these entities as of September 30, 1998 and December 31, 1997 is as follows:


                                   September           December
                                    30, 1998           31, 1997
                                  __________          _________
Assets

  Current Assets and Other        $3,796,000          $3,767,000
  Property and Equipment, Net         41,000              41,000
                                  __________          __________
          Total Assets            $3,837,000          $3,808,000
                                  ==========          ==========


Liabilities and Stockholders' Deficiency

  Current Liabilities            $29,912,000         $27,862,000
  Amounts Due to Parent           12,147,000          12,147,000
  Stockholders' Deficiency       (38,222,000)        (36,201,000)
                                  __________          __________
       Total Liabilities and
       Stockholders' Deficiency $  3,837,000        $  3,808,000
                                  ==========          ==========
NOTE 7:  RECENT ACCOUNTING PRONOUNCEMENTS

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


<PAGE 14>

NOTE 8:  CONTINGENCIES

On September 22, 1998, AHC asserted various set offs against the Keno Note aggregating approximately $198,000. AHC has asserted that the Company improperly repaired a computer used for generating keno tickets and is seeking indemnification from the Company of approximately $131,000 resulting from its defense of an action brought by an individual alleging receipt of a winning keno ticket. AHC is also seeking reimbursement of approximately $62,000 as a result of the Company's alleged breach of representations and warranties regarding two keno computer systems. The Company has advised AHC that it disputes the set offs alleged by AHC. The Company also advised AHC that any non-payment of the Keno Note would constitute an event of default under the Keno Note, enabling the Company to declare the entire unpaid principal balance of the Keno Note, together with accrued interest, immediately due and payable. However, if the Company is unable to prevent AHC from setting off the payments due under the Keno Note, the Company's business and financial condition would be materially adversely effected. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.

As previously disclosed in the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997, on November 2, 1995 IGT filed a complaint against the Company in the Circuit Court of Harrison County, Mississippi, Second Judicial District (the "IGT Complaint") seeking a judgment against the Company under a guaranty agreement (the "IGT Guaranty") by the Company to IGT of (i) the principal amount of approximately $3,306,000 plus accrued interest of approximately $864,000 and (ii) attorneys fees of approximately $108,000. On October 13, 1997 the Company paid IGT $375,000, which amount had been previously accrued, to settle such lawsuit.

IGT has alleged that such settlement was contingent on the Company and Shamrock and related entities waiving any claim to payments made by PMCC to AMGAM relating to the purchase of IGT slot machines from AMGAM. The Company and Shamrock have agreed to waive such claim and are negotiating the form of waiver of such claim with IGT. If the New York Bankruptcy Court does not approve the execution of the waiver by Shamrock, then, to the extent (i) funds are not paid to IGT pursuant to a plan of liquidation in the bankruptcy proceeding of AMGAM and (ii) the IGT Guaranty is enforceable against the Company, the Company's business and financial condition would be materially adversely affected. Management is unable, with any degree of certainty, to predict the outcome, or to estimate the amount of liability, if any, that may result from this action. However, should the plaintiff prevail, this litigation would have a material adverse effect on the Company's business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation which would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that stockholders of the Company will recover any of their investment in the Company.



<PAGE 15>

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations: Comparison of the three month periods ended September 30, 1998 and September 30, 1997

Revenues

The Company did not record any revenues for the three months ended September 30, 1998. The Company currently receives an annual distribution equal to (i) 4.9% of the first $10,000,000 of annual net cash flow from the operations of the Rising Sun Project, if any, and (ii) 1.63% of annual net cash flow in excess of $45,000,000 from such operations, if any. Through the six months ended June 30, 1998, the Company had received substantially all of its anticipated annual distribution for 1998. For the three months ended September 30, 1997, the Company recorded revenues of approximately $133,000 attributable to the RSR Interest. Cash received from the Rising Sun Project is recorded as "Restricted Cash" in the accompanying unaudited Consolidated Balance Sheets (see Note 2).

Costs and Expenses

Selling, general and administrative expenses were approximately $485,000 for the three months ended September 30, 1998, representing an decrease of approximately $106,000 or approximately 21% when compared to the three months ended September 30, 1997. Such decrease was primarily due to decreases in compensation, rent, insurance and consulting expenses.

Depreciation and amortization costs were approximately $336,000 for the three months ended September 30, 1998, representing an increase of approximately $41,000 or approximately 14% when compared to the three months ended September 30, 1997. The furniture, fixtures and equipment on the Gold Coast Barge were being depreciated over a useful life of 15 years for the three months ended September 30, 1997; the Company reevaluated the useful life of such assets in the fourth quarter of 1997 and determined that such assets have a useful life of 10 years. Accordingly, for the three months ended September 30, 1998, the Company depreciated such assets based on a remaining useful life of six years.

Net interest expense for the three months ended September 30, 1998 was approximately $1,327,000, a decrease of approximately $69,000 or approximately 5% compared to the three months ended September 30, 1997. Interest expense decreased approximately $62,000 while interest income increased approximately $7,000 during the three months ended September 30, 1998 compared to the three months ended September 30, 1997. Interest expense for the three months ended September 30, 1998 included a reversal of previously recorded interest expense in the amount of approximately $62,000 due to a refund of such interest pursuant to a legal settlement.

The Company recorded a net gain of approximately $3,000 for the three months ended September 30, 1997 related to the sale of certain furniture, fixtures and equipment. No such gain was recorded for the three months ended September 30, 1998.


<PAGE 16>

Results of Operations: Comparison of the nine month periods ended September 30, 1998 and September 30, 1997

Revenues

Revenues for the three months ended September 30, 1998 were approximately $445,000, a decrease of approximately $71,000 or approximately 14% when compared to the nine months ended September 30, 1997. For the nine months ended September 30, 1998 and September 30, 1997, the Company recorded revenues of approximately $445,000 and $513,000, respectively, attributable to the RSR Interest. Cash received from the Rising Sun Project is recorded as "Restricted Cash" in the accompanying unaudited Consolidated Balance Sheets (see Note 2).

Costs and Expenses

Selling, general and administrative expenses were approximately $1,283,000 for the nine months ended September 30, 1998, representing an increase of approximately $122,000 or approximately 14% when compared to the nine months ended September 30, 1997. However, selling, general and administrative expenses for the nine months ended September 30, 1997 included the reversal of a previously recorded consulting expense in the amount of approximately $195,000 due to a consulting firm advising the Company that such firm was not seeking payment of such unpaid amount and a reversal of previously recorded state taxes in the amount of approximately $188,000 due to a tax refund. Exclusive of such reversals, selling, general and administrative expenses decreased approximately $347,000 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Such decrease was primarily due to decreases in compensation, rent, insurance, consulting expense and expenses related to real property in Alabama and the Harolds Club in Nevada.

Depreciation and amortization costs were approximately $1,009,000 for the nine months ended September 30, 1998, representing an increase of approximately $81,000 or approximately 14% when compared to the nine months ended September 30, 1997. The furniture, fixtures and equipment on the Gold Coast Barge were being depreciated over a useful life of 15 years for the nine months ended September 30, 1997; the Company reevaluated the useful life of such assets in the fourth quarter of 1997 and determined that such assets have a useful life of 10 years. Accordingly, for the nine months ended September 30, 1998, the Company depreciated such assets based on a remaining useful life of six and a half years.

Net interest expense for the nine months ended September 30, 1998 was approximately $4,067,000, a decrease of approximately $37,000 or approximately 1% compared to the nine months ended September 30, 1997. Interest expense decreased approximately $24,000 while interest income increased approximately $13,000 during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Interest expense for the nine months ended September 30, 1998 included a reversal of previously recorded interest expense in the amount of approximately $62,000 due to a refund of such interest pursuant to a legal settlement.


<PAGE 17>

The Company recorded a net gain of approximately $5,000 for the nine months ended September 30, 1997 related to the sale of certain furniture, fixtures and equipment. No such gain was recorded for the nine months ended September 30, 1998.

Changes in Financial Condition, Liquidity and Capital Resources

As of September 30, 1998, the Company had no committed financing arrangements and a working capital deficiency of approximately $68,667,000. For a discussion of liquidity and capital resources, see Note 2 to the unaudited Consolidated Interim Financial Statements.

Risk Factors; Forward Looking Statements

Management's Discussion and Analysis contains forward-looking statements regarding the Company's future plans, objectives and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements. These factors include, among others, the uncertainties related to (i) the Company's ability to obtain sufficient funds for its operations, through payments to be received under the Keno Note, the charter of the Gold Coast Barge, sales of assets, or otherwise, (ii) obtaining Shamrock's and, if necessary, Bennett Management's agreement to modify, terminate or restructure on terms acceptable to the Company all obligations due from the Company to Shamrock and, if applicable, Bennett Management, (iii) consummating the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, (iv) satisfactorily resolving the legal proceedings filed against the Company (see Note 8 to the unaudited Consolidated Interim Financial Statements), and (v) the legal problems described above relating to certain Bennett Entities (see Notes 1 and 2 to the unaudited Consolidated Interim Financial Statements).


<PAGE 18>

PART II.      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 8 to the unaudited Consolidated Interim Financial Statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

For a discussion of defaults with respect to the Company's indebtedness due to Shamrock, see Notes 2 and 4 to the unaudited Consolidated Interim Financial Statements.

The Company has accrued and declared, but has not paid as of September 30, 1998, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series C Preferred Stock as of December 31, 1994. The Company has accrued and declared, but has not paid as of September 30, 1998, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series D Preferred Stock as of December 31, 1994.

Additionally, the Company has accrued, but has not declared or paid as of September 30, 1998, dividends totaling approximately $1,100,000 which were due and payable on the outstanding shares of its Series C Preferred Stock from January 1, 1995 through September 30, 1998. The Company has accrued, but has not declared or paid as of September 30, 1998, dividends totaling approximately $1,000,000 which were due and payable on the outstanding shares of its Series D Preferred Stock from January 1, 1995 through September 30, 1998. Although such dividends do not constitute actual liabilities of the Company until declared, the Company has accrued for such dividends because, under the terms of the Series C Preferred Stock and the Series D Preferred Stock, dividends are cumulative whether or not declared and the Company is prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends are unpaid. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.



<PAGE 19>

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit
Number  Description

10.12 Settlement Agreement dated as of August 21, 1998 by and between the Company, AMGAM Associates, American Gaming and Resorts of Mississippi, Inc., Shamrock Holdings Group, Inc., Bennett Management and Development Co., the Official Committee of Unsecured Creditors of AMGAM Associates, and the Official Unsecured Creditors Committee of American Gaming and Resorts of Mississippi, Inc.

10.25 Form of First Amendment to Charter, amending the Charter dated as of February 17, 1995, made and entered into November 6, 1998 (effective as of December 1, 1998) by President
        Mississippi Charter Corporation and the Company, with the concurrence of AMGAM Associates, American Gaming and
        Resorts of Mississippi, Inc., the Official Committee of
        Unsecured Creditors of AMGAM Associates, the Official
        Committee of Unsecured Creditors of American Gaming and
        Resorts of Mississippi, Inc., and Shamrock Holdings
        Group, Inc.

10.26 Letter agreement dated October 21, 1998 by and between Shamrock Holdings Group, Inc., Bennett Management and
        Development Co., AMGAM Associates, American Gaming and
        Resorts of Mississippi, Inc., and the Company


11      Computation of Earnings Per Share.

27      Financial Data Schedule


(b) Reports on Form 8-K. The following reports were filed by the Company during the second quarter of 1995:

        (1) Form 8-K dated August 21, 1998 with respect to the filing of a joint plan of liquidation in the AMGAM and AGRM bankruptcy proceedings (see Note 3 to the unaudited Consolidated Interim Financial Statements).


<PAGE 20>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                         American Gaming & Entertainment, Ltd.




Date:      11/13/98    By:     J. DOUGLAS WELLINGTON
                          _____________________________________
                           J. Douglas Wellington
                           President and Chief Executive Officer,
                           and Principal Accounting Officer





<PAGE 21>

EXHIBIT INDEX

EXHIBIT
  NO.     DESCRIPTION                                      PAGE NO.

10.12  Settlement Agreement dated as of August 21, 1998
       by and between the Company, AMGAM Associates,
       American Gaming and Resorts of Mississippi, Inc.,
       Shamrock Holdings Group, Inc., Bennett Management
       and Development Co., the Official Committee of
       Unsecured Creditors of AMGAM Associates, and the
       Official Committee of Unsecured Creditors of
       American Gaming and Resorts of Mississippi, Inc.        22

10.25  Form of First Amendment to Charter, amending the
       Charter dated as of February 17, 1995, made and
       entered into November 6, 1998 (effective as of December
       1, 1998) by President Mississippi Charter Corporation
       and the Company, with the concurrence of AMGAM
       Associates, American Gaming and Resorts of
       Mississippi, Inc., the Official Committee of
       Unsecured Creditors of AMGAM Associates, the
       Official Committee of Unsecured Creditors of
       American Gaming and Resorts of Mississippi, Inc.,
       and Shamrock Holdings Group, Inc.                        35

10.26 Letter agreement dated October 21, 1998 by and between Shamrock Holdings Group, Inc., Bennett Management and Development Co., AMGAM Associates, American Gaming and
       Resorts of Mississippi, Inc., and the Company            46

11     Computation of Earnings Per Share.                       49

27     Financial Data Schedule.                                 50