Form 10QSB/A
period 1998-09-30
AMERICAN GAMING & ENTERTAINMENT LTD /DE
filed 1998-11-20
CIK 851249

<PAGE 1>
         U.S. Securities and Exchange Commission
                Washington, D.C. 20549

                       Form 10-QSB/A

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



<PAGE 2>

The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998 is hereby amended by replacing Part I - Financial Information, Item 2, "Management's Discussion and Analysis" in its entirety with the following:

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

Costs and Expenses

Selling, general and administrative expenses were approximately $397,000 for the three months ended September 30, 1998, representing a decrease of approximately $106,000 or approximately 21% when compared to the three months ended September 30, 1997. Such decrease was primarily due to decreases in compensation, rent, insurance and consulting expenses.

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


<Page 3>

The Company recorded a net gain of approximately $3,000 for the three months ended September 30, 1997 related to the sale of certain furniture, fixtures and equipment. No such gain was recorded for the three months ended September 30, 1998.

Results of Operations: Comparison of the nine month periods ended September 30, 1998 and September 30, 1997

Revenues

Revenues for the nine months ended September 30, 1998 were approximately $445,000, a decrease of approximately $71,000 or approximately 14% when compared to the nine months ended September 30, 1997. For the nine months ended September 30, 1998 and September 30, 1997, the Company recorded revenues of approximately $444,000 and $510,000, respectively, attributable to the RSR Interest. Cash received from the Rising Sun Project is recorded as "Restricted Cash" in the accompanying unaudited Consolidated Balance Sheets (see Note 2).

Costs and Expenses

Selling, general and administrative expenses were approximately $1,283,000 for the nine months ended September 30, 1998, representing an increase of approximately $36,000 or approximately 3% when compared to the nine months ended September 30, 1997. However, selling, general and administrative expenses for the nine months ended September 30, 1997 included the reversal of a previously recorded consulting expense in the amount of approximately $195,000 due to a consulting firm advising the Company that such firm was not seeking payment of such unpaid amount and a reversal of previously recorded state taxes in the amount of approximately $188,000 due to a tax refund. Exclusive of such reversals, selling, general and administrative expenses decreased approximately $347,000 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Such decrease was primarily due to decreases in compensation, rent, insurance, consulting expense and expenses related to real property in Alabama and the Harolds Club in Nevada.

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


<PAGE 4>

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


<PAGE 5>


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.




                         American Gaming & Entertainment, Ltd.




Date:      11/20/98    By:   /s/  J. DOUGLAS WELLINGTON
                            ____________________________________________
                                  J. Douglas Wellington
                                  President and Chief Executive Officer,
                                  and Principal Accounting Officer