Form 10KSB
period 1998-12-31
AMERICAN GAMING & ENTERTAINMENT LTD /DE
filed 1999-05-27
CIK 851249

<PAGE 1>

          U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549
                      FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 1998

          American Gaming & Entertainment, Ltd.
          _____________________________________
      (Name of small business issuer in its charter)

                           0-19049
                      ________________
                    Commission file number
            Delaware                   74-2504501
     _______________________    __________________________
 (State or other jurisdiction of  (I.R.S. Employer Identification No.)
   incorporation or organization)
        One Woodland Avenue
        Paramus, New Jersey           07652
  ______________________________     _______
 (Address of principal executive offices)  (Zip Code)

                     (609) 822-8505
            ____________________________________
        (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange
Act:   None

Securities registered pursuant to Section 12(g) of the Exchange
Act:

  Common Stock ($0.01 par value per share) ("Common Stock")
  _________________________________________________________
                               (Title of Class)

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]


<PAGE 2>

The Company's revenues for the fiscal year ended December 31, 1998 were approximately $445,000.

On February 28, 1999 the aggregate market value of the voting stock of the Company held by non-affiliates of the Company was approximately $103,000.

On February 28, 1999 there were 12,532,102 shares of the Company's Common Stock outstanding.
     _____________________________________________________
                    Additional Information
For the purpose of calculating the aggregate market value of the Company's Common Stock held by non-affiliates, it has been assumed that only the outstanding Common Stock legally or beneficially held by the directors and executive officers of the Company and the two stockholders indicated in "Security Ownership" with the largest holdings of the Company's Common Stock are held by affiliates of the Company. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are no other persons who may be deemed to be affiliates of the Company.

<PAGE 3>
            AMERICAN GAMING & ENTERTAINMENT, LTD.
               1998 FORM 10-KSB ANNUAL REPORT
                      TABLE OF CONTENTS
                           PART 1
Item 1.     Description of Business....................4
Item 2.     Description of Property...................19
Item 3.     Legal Proceedings.........................19
Item 4.     Submission of  Matters to a Vote of
               Security Holders.......................22
                          PART II

Item 5.     Market for Common Equity and Related
               Stockholder Matters....................23

Item 6.     Management's Discussion and Analysis or
               Plan of Operation......................25

Item 7.     Financial Statements......................27

Item 8.     Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure...................27

                           PART III

Item 9.      Directors, Executive Officers,
               Promoters and Control Persons; Section
               16(a) Beneficial Ownership Report
               Compliance.............................28

Item 10.     Executive Compensation...................30

Item 11.     Security Ownership of Certain Beneficial
               Owners and Management..................32

Item 12.    Certain Relationships and Related
               Transactions...........................36

Item 13.    Exhibits and Reports on Form 8-K..........38

SIGNATURES............................................77

<PAGE 4>
                           PART I

Item 1. Description of Business

GENERAL

The Company owns equity interests in various properties that, at the respective times of purchase, the Company anticipated could be utilized in casino gaming projects. The Company has a 4.9% beneficial equity interest in a riverboat gaming and entertainment complex in Rising Sun, Indiana, which interest is in the process of being sold (See "- Investments - Indiana"). President Mississippi Charter Corporation ("PMCC") is leasing from the Company the Gold Coast Casino barge and related leasehold improvements (collectively, the "Gold Coast Barge") which the Company owns and on which the Company had previously operated the Gold Shore Casino (See "- Investments - Mississippi"). The Company is no longer actively seeking to develop gaming projects and is currently managing its equity interests. Given the Company's present financial and liquidity position, the legal problems described below relating to Shamrock Holdings Group, Inc., formerly known as Bennett Holdings, Inc. ("Shamrock"), The Bennett Funding Group, Inc. ("Bennett Funding") and Bennett Management and Development Corp. ("Bennett Management") (collectively, the "Bennett Entities") and the Company's litigation described below (see "- Liquidity and Continuation of Business" and "Legal Proceedings"), the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming ventures.

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


<PAGE 5>

LIQUIDITY AND CONTINUATION OF BUSINESS

The Company has sustained recurring operating losses since its inception, including significant losses related to the Gold Shore Casino. The Company also has had a history of insufficient liquidity and has been dependent upon the Bennett Entities for both working capital and project related financing. However, as a result of the bankruptcy filings of Bennett Funding and Bennett Management on March 29, 1996 and the bankruptcy filing of Shamrock on June 3, 1998 and the filing by the U.S. Securities and Exchange Commission (the "Commission") of securities fraud charges against Bennett Funding and Bennett Management on March 28, 1996, the Company does not anticipate receiving any additional funds from the Bennett Entities.

The Company had available cash of approximately $317,000 as of February 28, 1999. The Company believes that such cash is sufficient to fund the Company's operations, excluding the Company's obligations to Shamrock and, if applicable, Bennett Management, through the middle of 1999, based on the Company's current level of operations and projected expenditures. The Company does not anticipate receiving additional funds and therefore will probably not have sufficient cash to operate beyond such date. The Company would then need to pursue a formal plan of reorganization or liquidation.

On March 10, 1999, Shamrock advised the Company that it should consult Shamrock before utilizing the net proceeds of $415,000 from the sale on March 1, 1999 of a former railroad station in Mobile, Alabama (the "GM&O Building") for working capital purposes (See "- Discontinued Ventures - Mobile, Alabama"). If Shamrock demands that such funds to be utilized to repay indebtedness due to Shamrock, the Company would need to pursue a formal plan of reorganization or liquidation.

As of February 28, 1999, the Company had recorded as restricted cash approximately $1,127,000 attributable to profit distributions and interest thereon received by the Company relating to the Company's 24.5% beneficial equity interest (the "RSR Interest") in RSR, LLC ("RSR"), a limited liability company formed by the Company and a group of non-affiliated individuals, representing the equivalent of a 4.9% equity interest in a riverboat gaming and entertainment complex in the City of Rising Sun, Indiana on the Ohio River (the "Rising Sun Project"). The Company has transferred legal title to the RSR Interest to NBD Bank, N.A., as trustee ("NBD"). NBD is holding the distributions received in respect of the RSR Interest in trust until such time as NBD sells or otherwise disposes of the RSR Interest in accordance with the provisions of a trust agreement entered into between the Company and NBD (see "- Investments - Indiana"). Shamrock has orally notified the Company that all net proceeds received by the Company from the sale of the RSR Interest and the cash held by NBD attributable to the RSR Interest should be paid to Shamrock to reduce the Company's indebtedness to Shamrock.
The amount of any such payments will reduce the Company's indebtedness to Shamrock.

As of February 28, 1999, cash received from the charter of the Gold Coast Barge in the amount of approximately $4,790,000 is also recorded as restricted cash. Pursuant to an agreement dated
November 5, 1997 (the "Escrow Allocation Agreement") with
Shamrock, the Company would


<PAGE 6>

have received a percentage of any funds related to the charter or sale of the Gold Coast Barge disbursed to the Company and the Bennett Entities, jointly, from the bankruptcy cases of AMGAM Associates ("AMGAM") and American Gaming and Resorts of Mississippi, Inc. ("AGRM"), each a wholly-owned subsidiary of the Company. Notwithstanding the Escrow Allocation Agreement, the Company and the Bennett Entities agreed on October 21, 1998 that any such payments would be escrowed and disbursed only upon the order of the United States Bankruptcy Court, Northern District of New York (the "New York Bankruptcy Court"). Shamrock has orally notified the Company that all such payments should be paid to Shamrock to reduce the Company's indebtedness to Shamrock. (See "- Investments - Mississippi"). Any such cash not disbursed to Shamrock will be disbursed to the creditors of AMGAM and AGRM.

As of February 28, 1999, the Company owes approximately $60,584,000 to Shamrock. The Company is delinquent in the payment of interest due on its various obligations to Shamrock totaling approximately $20,638,000, included in the amount above, as of February 28, 1999 and is therefore in default with respect to such payments under the Company's various loan agreements with Shamrock. Additionally, the Company has agreed to repay indebtedness to Shamrock of $125,000 from the sale in 1997 of certain securities, which amount has not yet been paid to Shamrock.

Shamrock has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock all of Bennett Management's rights and obligations under all agreements previously executed by and between the Company and Bennett Management including, without limitation, (i) a security agreement whereby the Company granted to Bennett Management a security interest in all of the Company's accounts receivable and all bank accounts in the State of New Jersey to secure all obligations owing by the Company to Bennett Management and its affiliates (the "Security Agreement") and (ii) under an operating lease between the Company and Bennett Management (the "SCS Lease") with respect to the "Sioux City Sue" riverboat vessel and its supporting barge (the "SCS Barge", collectively with the "Sioux City Sue" riverboat vessel, the "Vessels"). However, the Company has not been provided with written evidence of such assignment and, as the result of the bankruptcy filing of Bennett Management, any such assignment might be challenged as a fraudulent transfer or voidable preference under the U.S. Bankruptcy Code (the "Code"). There can be no assurance that such assignment was entered into between Shamrock and Bennett Management or, if entered into, that it will not be voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management or otherwise voided on other grounds if any such assignment became effective within one year prior to the bankruptcy filing of Bennett Management.

Any action taken by Shamrock or Bennett Management, to the extent an assignment to Shamrock of Bennett Management's interest in the Security Agreement never took place or is voided as a fraudulent transfer, voidable preference or otherwise in the bankruptcy proceeding of Bennett Management, with respect to its rights and remedies in connection with defaults under the Company's various loan agreements, as discussed above, would have a material adverse effect on the Company's business and financial condition and the Company would need to pursue a formal plan of reorganization or liquidation. Such actions by Shamrock or Bennett Management could


<PAGE 7>

include foreclosing on (i) the Gold Coast Barge pursuant to a first preferred ship mortgage held by Shamrock on the Gold Coast Barge in the amount of approximately $2,041,000 (the "Ship Mortgage"), a second preferred ship mortgage on the Gold Coast Barge in the amount of $31,101,000 (the "Second Mortgage") and other agreements and (ii) all of the Company's accounts receivable and bank accounts located in the State of New Jersey pursuant to the Security Agreement. There can be no assurance that Shamrock or, if necessary, Bennett Management will agree to modify, terminate or restructure the obligations due from the Company to Shamrock and, if applicable, Bennett Management. Failure to obtain such modification, termination or restructuring would have a material adverse effect on the Company and the Company would need to pursue a formal plan of reorganization or liquidation. Any action to be taken by Shamrock or Bennett Management in connection with modifying or terminating any obligations from the Company would probably require the approval of the New York Bankruptcy Court.

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

Given the Company's present financial and liquidity position, the legal problems described above relating to certain Bennett Entities and the Company's litigation described below (see "Legal Proceedings"), the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming ventures. The Company's ability to continue in business is primarily dependent upon its ability to obtain sufficient funds for its operations. However, as stated above, the Company does not anticipate receiving additional funds and would then need to pursue a formal plan of reorganization or liquidation. Additionally, the Company's ability to continue in business is dependent upon its ability to (i) obtain Shamrock's and, if necessary, Bennett Management's agreement to modify, terminate or restructure all obligations due from the Company to Shamrock and, if applicable, Bennett Management, (ii) consummate the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, and
(iii) satisfactorily resolve the litigation filed against the Company (see "Legal Proceedings"). However, there can be no assurance the Company will be successful in obtaining Shamrock's and, if necessary, Bennett Management's agreement to modify, terminate or restructure all obligations due from the Company to Shamrock and possibly Bennett Management, consummating the liquidations of AMGAM and AGRM under Chapter 11 of the Code under plans acceptable to the Company or satisfactorily resolving the litigation filed against the Company. If the Company is unsuccessful in these efforts, the Company would then need to pursue a formal plan of reorganization or liquidation of the Company.

A formal plan of reorganization or liquidation would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further,


<PAGE 8>

in the event of either action, it is unlikely that the stockholders of the Company will recover any of their investment in the Company.

INVESTMENTS

Indiana. The Company owns the RSR Interest, representing the equivalent of a 4.9% equity interest in the Rising Sun Project. Effective August 23, 1996, the Company transferred legal title to the RSR Interest to NBD, as trustee. Additionally, at such time, the Company granted an irrevocable proxy to the other members of RSR (collectively, the "Remaining Members") to vote the RSR Interest in the same manner and proportion as the Remaining Members vote on any matter, provided, however, that such proxy may not be exercised to vote in favor of any action that could reasonably be viewed as decreasing or otherwise adversely affecting the value of the RSR Interest or the ability to sell or otherwise transfer the RSR Interest. The RSR Interest is in the process of being purchased from NBD, for the benefit of the Company, by either the Remaining Members or RSR at an average appraised fair market value. The Company has obtained an appraisal valuing the RSR Interest at $6 million. The Company understands that the appraisal obtained by RSR values the RSR Interest significantly lower, and therefore the Company and RSR are in the process of obtaining an independent third appraisal.

Shamrock has orally notified the Company that all net proceeds received by the Company from the sale of the RSR Interest and the cash held by NBD attributable to the RSR Interest should be paid to Shamrock to reduce the Company's indebtedness to Shamrock.
The amount of any such payments will reduce the Company's indebtedness to Shamrock. (See "-Liquidity and Continuation of Business"). In 1998, the Board of Directors of the Company approved granting Shamrock a security interest in the RSR Interest in exchange for Shamrock agreeing to forebear from the exercise of any rights or remedies in respect of all obligations owing by the Company to Shamrock. No such security interest, however, has been granted.

Mississippi. Prior to 1996, an involuntary petition for liquidation under Chapter 7 of the Code was filed with the United States Bankruptcy Court, Southern District of Mississippi (the "Mississippi Bankruptcy Court") against AMGAM, which operated the Gold Shore Casino in Biloxi, Mississippi. The case was subsequently converted into a reorganization under Chapter 11 of the Code. Additionally prior to 1996, AGRM, which owned and leased certain property in Vicksburg, Mississippi, filed a voluntary petition for reorganization under Chapter 11 of the Code with the Mississippi Bankruptcy Court. On February 1, 1996, the Mississippi Bankruptcy Court approved the sale of the leases comprising the Gold Shore Casino site (the "Leasehold Sale") to a third party for the sum of $750,000 plus the assumption and payment of all outstanding liabilities relating to and arising from such leases. On March 12 and 13, 1996, the personal property of AMGAM was sold at auction for the net sum of approximately $337,000. In the first quarter of 1996, the creditors under certain borrowing agreements foreclosed on one of two parcels of real property in Vicksburg, Mississippi owned by AGRM that served as collateral for such borrowing agreements. On March 14, 1996, the Bankruptcy Court approved the rejection by AGRM of its lease with the lessor of a parcel of real property in Vicksburg, Mississippi. On April 8, 1996, the Bankruptcy Court lifted the automatic stay to allow an action


<PAGE 9>

of foreclosure on the second parcel of the real property owned by AGRM that served as collateral for certain borrowing agreements.
The creditors under such borrowing agreements subsequently foreclosed on such parcel.

Prior to 1996 and the bankruptcy proceedings of AGRM and AMGAM, the Gold Coast Barge had been transferred to the Company from AGRM in exchange for the cancellation of AGRM's guaranty to the Company of certain unpaid lease obligations of AMGAM to the Company. Pursuant to a Charter Agreement (the "Charter Agreement") entered into prior to 1996 between the Company and PMCC, PMCC is leasing the Gold Coast Barge from the Company. PMCC is responsible for operating, insurance and maintenance costs of the Gold Coast Barge under the terms of the Charter Agreement.

Prior to 1996, the Official Committee of Unsecured Creditors of AMGAM Associates (the "AMGAM Committee") filed an adversary complaint (the "Complaint") in the Mississippi Bankruptcy Court challenging the transfer of the Gold Coast Barge to the Company seeking, among other things, that all payments under the Charter Agreement (the "PMCC Payments") be deposited into an escrow account (the "Escrow Account") for the benefit of the creditors of AMGAM and AGRM (See "Legal Proceedings").

Prior to 1996, the Company, Shamrock and Bennett Management executed certain agreements whereby the Company agreed to assign all its rights and interests in the Charter Agreement, including all rights to charter payments, and the Gold Coast Barge to Shamrock and Bennett Management, respectively, for cancellation of approximately $22,722,000 in debt due Shamrock with respect to the Gold Shore Casino and Shamrock's assumption of the Ship Mortgage (collectively, the "Bennett Debt Exchange"). Although Shamrock assumed the Ship Mortgage, the Bennett Debt Exchange was never consummated. However, Shamrock notified the Company that the Company had not fulfilled its obligations under the Bennett Debt Exchange and that Shamrock was entitled to all charter payments. The Company continued to utilize the charter payments for its operating needs from the date Shamrock was licensed with the Mississippi Gaming Commission because the Company's management determined that, because of the Company's liquidity problems, consummating the Bennett Debt Exchange would prevent the Company from meeting its obligations to its creditors and would have required the Company to file a formal plan of reorganization or liquidation. Consequently, the Company recorded charter payments received by the Company from such date through December 31, 1997 totaling approximately $5,918,000 as indebtedness to Shamrock ("Charter Debt"), as if the Bennett Debt Exchange had been consummated. Additionally, the Company recorded interest expense of approximately $2,120,000 on such indebtedness ("Charter Debt Interest Expense"). As discussed below, the Company has recorded the Charter Debt as deferred revenue and reversed the Charter Debt Interest Expense.

Pursuant to an order (the "PMCC Order") of the Mississippi Bankruptcy Court, prior to 1996 PMCC acquired from AMGAM all of the furniture, fixtures and equipment, including certain slot machines, formerly used in the operation of the Gold Shore Casino in exchange for the promise to make to AMGAM an initial payment of approximately $48,000 and twenty-six equal


<PAGE 10>

monthly payments of approximately $121,000 totaling approximately $3,188,000 (the "FF&E Payments"). PMCC made FF&E Payments through July 1996 totaling approximately $1,618,000 (of which amount the Company received approximately $411,000 and paid IGT $375,000 to settle certain litigation). FF&E Payments, other than those received by the Company, are being escrowed in the AMGAM bankruptcy proceeding pending a determination by the Mississippi Bankruptcy Court as to the disposition of such proceeds. The Company has no claim to the escrowed FF&E Payments. On January 31, 1997 AMGAM and the AMGAM Committee filed suit in the Mississippi Bankruptcy Court (Adv. No. 970868) against PMCC and an affiliate seeking payment of all FF&E Payments currently due under the PMCC Order, among other relief. This matter is set for a hearing by the Mississippi Bankruptcy Court on April 13, 1999.

In the third quarter of 1996, the Company recognized a write down of $2,146,000 in the value of its investment in the Gold Coast
Barge to reflect its appraised market value.

On April 29, 1996, a preliminary injunction (the "Preliminary Injunction"), which was agreed upon by the AMGAM Committee and the Official Committee of Unsecured Creditors of American Gaming and Resorts of Mississippi, Inc. (collectively, the "Committees") and the Company, was entered by the Mississippi Bankruptcy Court,
(i) to require the PMCC Payments from May 1996 through July 1996 be deposited into the Escrow Account pending confirmation of a proposed joint plan of liquidation and (ii) to allow a monthly payment from the Escrow Account to the Company in the amount of $304,000 for the Company's monthly operating expenses.

In June 1996, the trustee (the "Bennett Trustee") for Bennett Funding and Bennett Management under Chapter 11 of the Code, who, pursuant to information from the Bennett Trustee, is the sole owner of Shamrock, orally notified the Company that Shamrock, as a result of Shamrock being the holder of the Ship Mortgage and the Second Mortgage, which secure debt due Shamrock with respect to the Gold Coast Barge, was entitled to all payments to be received by the Company from the Escrow Account with respect to PMCC Payments. However, the Company continued to utilize such payments for its operating needs for the reasons stated above.

The Preliminary Injunction was revised and extended by the Bankruptcy Court effective August 1, 1996 (i) to require the PMCC Payments from August 1996 until the agreement by the Company and the Committees on a joint plan of liquidation of the AMGAM and AGRM estates or upon further order of the Mississippi Bankruptcy Court be deposited into the Escrow Account pending confirmation of a proposed joint plan of liquidation and (ii) to allow a monthly payment from the Escrow Account to the Company in the amount of approximately $282,000 for the Company's monthly operating expenses subject, however, to a term sheet (the "Term Sheet") for a proposed joint plan of liquidation executed by the Company, Shamrock, AMGAM, AGRM and the Committees.

PMCC made PMCC Payments, excluding certain setoffs, through May 1997 (the "Original Charter Payments") totaling approximately $6,378,000. The Company received Original Charter Payments of approximately $3,419,000, excluding certain setoffs, prior to the Mississippi


<PAGE 11>

Bankruptcy Court entering the Preliminary Injunction and approximately $2,606,000 from the Escrow Account with respect to the Original Charter Payments pursuant to the Preliminary Injunction and the Term Sheet. IGT, a creditor in the AMGAM bankruptcy case, subsequently objected to the Company receiving disbursements under the Preliminary Injunction and the Company has received no such disbursements since May 1997.

On October 21, 1998, the Company and the Bennett Entities agreed that, notwithstanding the Escrow Allocation Agreement, any AGEL/Shamrock Payments (as defined below) would be escrowed and disbursed only upon the order of the New York Bankruptcy Court. Shamrock has orally notified the Company that any AGEL/Shamrock Payments should be paid to Shamrock to reduce the Company's indebtedness to Shamrock (See "-Liquidity and Continuation of Business").

Effective October 30, 1998, PMCC and the Company entered into an amendment to the Charter Agreement (the "Charter Amendment"). The Charter Amendment was entered into with the concurrence of AMGAM, AGRM, the Committees and Shamrock (collectively with the Company, the "AMGAM Group"). Pursuant to the Charter Amendment, among other things, (i) PMCC paid $4,105,000 (the "Amendment Payments") into the Escrow Account in addition to the Original Charter Payments, (ii) PMCC agreed to pay into the Escrow Account a monthly charter payment of $215,000 for the period from December 1, 1998 through April 15, 2000 (the "Remaining Charter Term") (and has made all such payments through February 28, 1999), (iii) PMCC agreed to pay into the Escrow Account a late fee of $21,500 for each PMCC Payment which is paid later than the tenth of such month, (iv) PMCC and the AMGAM Group agreed to fund equally an escrow account not to exceed $1,000,000 to remove the Gold Coast Barge from PMCC's Biloxi, Mississippi site at the end of the Remaining Charter Term, (v) at any time during the Remaining Charter Term, PMCC has the right to make a written offer to purchase the Gold Coast Barge, which offer shall be deemed accepted unless rejected by the AMGAM Group within thirty days of receipt of such offer, (vi) the Charter Agreement or the Gold Coast Barge may be assigned or sold, subject to PMCC's written consent, which may not be unreasonably withheld, (vii) during the Remaining Charter Term, PMCC has a right of first refusal to purchase the Gold Coast Barge on the same terms and conditions set forth in any offer acceptable to the AMGAM Group and (viii) PMCC and the AMGAM Group executed mutual releases and are filing appropriate pleadings seeking dismissal, with prejudice, of all lawsuits and counterclaims, including suits brought by the Company against PMCC and President Riverboat Casino - Mississippi, Inc. and counterclaims filed by PMCC against the Company alleging various respective breaches of the Charter Agreement.

On March 1, 1999, the Company, AMGAM, AGRM, the Committees and the Bennett Trustee, as trustee for Bennett Funding and Bennett Management and as president of Shamrock, filed a motion in the Mississippi Bankruptcy Court requesting, among other relief, that the Mississippi Bankruptcy Court establish procedures for competitive bidding to purchase the Gold Coast


<PAGE 12>

Barge. Such procedures would require bids not less than $5,000,000, with $1,000,000 in cash being deposited with the Mississippi Bankruptcy Court prior to the sales hearing. The
Mississippi Bankruptcy Court denied the motion without prejudice, thereby allowing the motion to be filed again.

On March 15, 1999, AMGAM, AGRM, the Committees, the Company,
Shamrock and IGT agreed in principle on a proposed joint plan of liquidation (the "Consensus Plan") for AMGAM and AGRM.

Pursuant to the Consensus Plan, each administrative and priority claim, as defined in the Code, incurred in connection with the bankruptcy proceedings of AMGAM and AGRM would be paid in full from the respective estates of AMGAM and AGRM in accordance with statutory priorities pursuant to the Code.

Pursuant to the Consensus Plan, each secured claim) would be either paid in full from the sale of the related collateral or satisfied in full by abandoning the collateral to the secured creditor, except for (i) the Ship Mortgage and the Second Mortgage and (ii) a guaranteed claim of IGT in the amount of $1,400,000 (the "IGT Guaranteed Claim"). The Ship Mortgage, the Second Mortgage and the IGT Guaranteed Claim would each be treated as discussed below. The balance of the claim of IGT would be treated as an unsecured claim.

Pursuant to the Consensus Plan, the IGT Guaranteed Claim will be paid in four equal installments. The first installment will be payable upon the effective date of the Consensus Plan from 30% of the PMCC Payments, including the Amendment Payments, in the Escrow Account. The second installment will be paid from 30% of the PMCC Payments made during the Remaining Charter Term. The third installment will be paid from 28% of the first $3,000,000 of net proceeds from a sale of the Gold Coast Barge, if any. The fourth and final installment will be paid from 25% of the net proceeds in excess of $3,000,000, if any, from a sale of the Gold Coast Barge.

Pursuant to the Consensus Plan, each unsecured claim, excluding any claims of the Company and Shamrock, would be paid from the assets of the respective estates of AMGAM and AGRM. Such assets would include, subject to the payment of the installments of the IGT Guaranteed Claim, as discussed above, (a) 30% of all PMCC Payments, including the Amendment Payments, (b) 28% of the first $3,000,000 of net proceeds from a sale of the Gold Coast Barge, if any, and (c) 25% of the net proceeds in excess of $3,000,000, if any, from a sale of the Gold Coast Barge. Such assets would additionally include the funds remaining in an escrow account for the benefit of the creditors of AMGAM and AGRM with respect to the Leasehold Sale and all FF&E Payments.

Pursuant to the Consensus Plan, the Company's and Shamrock's unsecured claims, and the Ship Mortgage and the Second Mortgage would be paid from (a) 70% of all PMCC Payments, including the Amendment Payments, (b) 72% of the first $3,000,000 of net proceeds from a sale of the Gold Coast Barge, if any, and (c) 75% of the net proceeds in excess of $3,000,000, if any, from a sale of the Gold Coast Barge (collectively, the "AGEL/Shamrock Payments").


<PAGE 13>

Pursuant to the Consensus Plan, all equity interests of the Company in AMGAM and AGRM would be canceled as of the effective date of the Consensus Plan and the Complaint would be dismissed
(see "Legal Proceedings").

The amounts to be paid to creditors would be subject to the claim allowance process in the AMGAM and AGRM bankruptcies, pursuant to which all allowed claim amounts, in the order set forth above, would be fixed for purposes of distributions under the Consensus Plan.

The Mississippi Bankruptcy Court has scheduled a hearing on the Consensus Plan on April 12, 1999. There can be no assurance that the creditors in the AMGAM and AGRM bankruptcy proceedings will approve the Consensus Plan in accordance with the provisions of the Code or that the Consensus Plan will thereafter be confirmed by the Mississippi Bankruptcy Court.

As stated above, in 1998 Shamrock orally notified the Company that any AGEL/Shamrock Payments should be paid to Shamrock to reduce the Company's indebtedness to Shamrock (See "-Liquidity and Continuation of Business").

Pursuant to the Escrow Allocation Agreement, Shamrock agreed that any amounts related to the charter or sale of the Gold Coast Barge received by Shamrock from the AMGAM and AGRM bankruptcy proceedings will reduce the Company's indebtedness to Shamrock. Pursuant to the Charter Amendment, Shamrock acknowledged the Company as the owner of the Gold Coast Barge. On January 4, 1999, the Bennett Trustee, as trustee for Bennett Funding and Bennett Management and as president of Shamrock, filed proofs of claim in the AMGAM and AGRM bankruptcy proceedings, asserting claims based upon Shamrock holding the Ship Mortgage and the Second Mortgage, but not based upon any rights under the Bennett Debt Exchange. The Company has therefore determined that Shamrock has implicitly acknowledged that the Bennett Debt Exchange was never consummated and that the Company had the right to utilize the charter payments. Accordingly, as stated in the Company's prior filings with the Securities and Exchange Commission, the Company, as of December 31, 1998, reversed the Charter Debt Interest Expense of approximately $2,120,000. However, the Company has recorded the Charter Debt of approximately $5,918,000 as deferred revenue because the Complaint, which challenges the Company's ownership of the Gold Coast Barge, is still pending. The Company also recorded the Amendment Payments of approximately $4,105,000 and the December 1998 charter payment of $215,000 made by PMCC as deferred revenue for the year ended December 31, 1998. If the Complaint is dismissed, pursuant to the Consensus Plan or otherwise, the Company will recognize the deferred revenue amounts as revenue.

Nevada. Prior to 1996, pursuant to an agreement between Shamrock and the Company (the "HC Purchase Agreement") under which Shamrock provided the necessary funds to the Company to close the purchase of the Harolds Club casino in Reno, Nevada, the Company transferred to Shamrock title to the land and the building related to the Harolds Club. Shamrock assumed responsibility for all carrying costs of the Harolds Club property including, but not limited to, lease payments under certain land leases held by the Company related to the Harolds Club, taxes,


<PAGE 14>

insurance and utilities. Such land leases were assigned by the Company to Shamrock as of September 29, 1998. However, the Company could still be ultimately obligated under such leases, pursuant to certain guaranties of lease executed by the Company. The Company has been informed by Shamrock and the lessors under such leases that Shamrock has not made lease payments from April 1996 through February 1999 due under such leases or quarterly property taxes due under such leases (the "Unpaid Harolds Club Obligations"), collectively totaling approximately $2,288,000. The lessors have, among other rights, the right to terminate the respective leases and hold the Company responsible for all obligations under such leases through the end of the respective lease terms. Four such leases require aggregate annual lease payments of approximately $548,000 for each of the years 1999 and 2000, subject to increase based upon increases in the Consumer Price Index, and have terms ending between April 2001 and October 2022. A fifth land lease relating to the Harolds Club, with an annual lease payment of approximately $72,000, subject to increase based upon increases in the Consumer Price Index, expired in June 1997. On March 25, 1997, the Company exercised its option to renew such land lease. However, the lessor has advised the Company that such option may not be exercised until all defaults currently existing under such land lease, including defaults in the payment of rent and real property taxes, are cured in full. If such land lease is not renewed, sale or development of the Harolds Club could be adversely affected.

The Company has recorded the Unpaid Harolds Club Obligations as current liabilities. The Company has also recorded the amount of the Unpaid Harolds Club Obligations as a receivable due from Shamrock, but, as a result of the Company's determination that there is a substantial likelihood that such amounts will be uncollectible, the Company has fully reserved for such amounts at the same time such amounts have been recorded as a receivable.

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

Pursuant to agreements between Shamrock and the Company entered into prior to 1996 (the "Harolds Agreements"), the Company has the right to lease Harolds Club from Shamrock or, under certain circumstances, manage the Harolds Club. The Company does not have, nor does it anticipate having, the financial ability or personnel to exercise such lease option. Additionally, the Company has no current intention of exercising such lease option or managing the Harolds Club.


<PAGE 15>

The Company is precluded from conducting casino operations in the Harolds Club prior to receipt of a gaming license from the Nevada
State Gaming Control Board. In January 1996, the Company withdrew, without prejudice to reapply, a previously filed licensing application.

On October 8, 1998, the New York Bankruptcy Court authorized the sale by Shamrock of the Harolds Club. Shamrock has advised the Company that such sale is scheduled to close by May 1999. The leases discussed above shall terminate at closing, and the Company shall be released from all obligations under such leases, except for environmental conditions resulting from the Company's intentional or negligent conduct. Additionally, lawsuits filed against the Company by the five lessors of the Harolds Club property and cross-claims filed against the Company by co-defendants will be dismissed upon closing (see "Legal Proceedings").

Empire/Marine Star. Prior to 1996, the Company invested $3,000,000 in cash to acquire a 15% initial equity interest (with the right to increase its percentage ownership to 30%) in Empire Cruise Lines, Ltd., a Delaware corporation ("Empire"), which acquired ownership of the Marine Star, a U.S. flag cruise ship suitable for refurbishment as a gaming vessel. Empire had no prior operating history or business operations and was formed solely for the purpose of acquiring and refurbishing the Marine Star. The Marine Star has been docked in protected fresh waters since 1963 when it left service as a ferry on the Great Lakes. The vessel was constructed in 1945 and originally served as a troop carrier for the United States Navy for three years. Under an agreement with Empire, the Company has the right, under certain circumstances, to manage the Marine Star. The Company does not have, nor does it anticipate having, the financial ability or personnel to manage such property as a gaming or other facility. The Company is currently assessing opportunities to sell its equity ownership in Empire. Additionally, the Company, on behalf of Empire, is currently seeking opportunities to sell the Marine Star. Prior to 1996, the Company determined that there was a substantial likelihood that the Marine Star would not be able to be utilized as a gaming project in the next few years and recognized a write down of $2,250,000 in the value of its investment in Empire to reflect the estimated net scrap metal proceeds which would be received by the Company if the Marine Star was unable to be developed as a gaming project and instead sold for its scrap metal value. As a result of the Company's determination in the fourth quarter of 1996 that there (i) is a substantial likelihood that the Marine Star will not be able to be utilized as a gaming project and (ii) the outstanding carrying costs of the Marine Star exceed its estimated net scrap metal value, the Company wrote off its investment of $750,000 in Empire.

DISCONTINUED VENTURES

Mobile, Alabama. Prior to 1996, the Company acquired the GM&O
Building for $1,006,000 in cash. Prior to 1997, the Company recognized writedowns in the value of its investment in the GM&O
Building to reflect its fair market value.

On March 1, 1999, the Company sold the GM&O Building in Mobile, Alabama to the City of Mobile for approximately $423,000. The Company intends to use the net sales proceeds of approximately $415,000 for working capital purposes. As discussed above, Shamrock has


<PAGE 16>

advised the Company that it should consult Shamrock before utilizing the net proceeds from the sale of the GM&O Building for working capital purposes (See "- Liquidity and Continuation of Business").

Prichard, Alabama. Prior to 1996, the Company purchased seven adjoining parcels of real estate in Prichard, Alabama for a total of approximately $676,000 for possible development in connection with a casino gaming facility. On March 27, 1997, the Company sold such parcels to the City of Prichard for $110,000. The net sales proceeds of approximately $98,000 were used to repay a portion of a promissory note payable to a former employee of the Company related to expenses that such employee incurred during his employment with the Company, which note was secured by such parcels. In addition, the Company had a lease through July, 1997 for another parcel of real estate in Prichard, Alabama at a rent of approximately $22,000 per year, which lease was not renewed.

Keno. On March 28, 1996 the Company entered into an assignment and transfer agreement with American Heartland Corporation ("AHC"), and Big Red Keno, Ltd., a licensed keno operator in Omaha, Nebraska ("BRK"), pursuant to which: (i) the Company assigned, and AHC assumed, all of the Company's rights and obligations under a certain financing agreement with BRK to provide equipment, services and financing for the operation of a multiple parlor keno game in the City of Omaha in exchange for a revenue participation equal to 50% of cash net income of BRK after deduction of certain cash payments by BRK: (ii) the Company transferred and assigned to AHC all of the Company's right, title and interest to all of the assets utilized by the Company in the conduct of its keno gaming activities, including, without limitation, the Company's computerized keno system and all maintenance and servicing agreements with the licensed operators for stations and locations at which the Company's computerized keno system is utilized; (iii) the Company agreed not to compete, directly or indirectly, with AHC or BRK as a distributor, manufacturer or maintainer of keno equipment or software, other than in the normal course of any casino operations of the Company for a period of five years; (iv) AHC paid the Company $500,000 on March 29, 1996; and (v) AHC issued and delivered its promissory note to the Company in the principal amount of approximately $1,112,000 (the "Keno Note"). On September 22, 1998, AHC asserted set offs against the Keno Note aggregating approximately $198,000. The Company received principal and interest payments on the Keno Note totaling $850,000 through December 31, 1998. On January 8, 1999, the Company agreed to the payment of $300,000 from AHC in full satisfaction of the Keno Note and accordingly recorded a writedown in the value of the Keno Note in the amount of $165,000.

Sioux City Sue. Prior to 1996, Bennett Management consummated the purchase of the Vessels from a third party. In conjunction therewith, the Company entered into the SCS Lease with Bennett Management whereby the Company leased the Vessels for casino gaming purposes at a monthly rental of approximately $106,000 plus operating and maintenance expenses. The Company, pursuant to such lease, insured the Vessels and named Bennett Management as an additional insured party. Prior to 1996, the Vessels were vandalized and burglarized and the supporting barge was grounded, giving rise to insurance claims for theft and property damage (collectively, the "Claims"). The Company has been advised by Shamrock that the SCS Barge


<PAGE 17>

was sold by Shamrock on November 20, 1996. The Company has advised Shamrock that it believes that the SCS Lease terminated on such date. The Company has not paid approximately $2,701,000 in rent to Bennett Management due under the SCS Lease through November 20, 1996. Effective August 10, 1998, the Company assigned to Bennett Management the Company's right to proceed against the underwriters who issued the marine insurance policy covering the Vessels and the right to collect the insurance proceeds, if any, from the Claims.

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


NET OPERATING LOSS CARRYFORWARDS AND RELATED OWNERSHIP CHANGE
LIMITATIONS

As of December 31, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $52,640,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Tax Code") if a loss corporation has an "ownership change" (as defined in the Tax
Code) within a designated testing period, its ability to use its NOLs is subject to certain limitations. The Company has had various ownership changes for Section 382 purposes which limit the amount of pre-April 9, 1993 losses that may be utilized annually to offset taxable income. NOLs subject to an annual limitation as of April 9, 1993 amounted to approximately $17,000,000. Losses after April 9, 1993 totaling approximately $35,640,000 are also subject to such limitation as of the date of this filing. There can be no assurance that a future ownership change will not occur or that a past event will be determined to not be an ownership change which could further limit the utilization of the Company's NOLs during future periods, nor can there be any assurance that operations of the Company will generate taxable income in future years so as to realize a tax benefit from such NOLs.


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


<PAGE 18>

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


SERVICE MARKS

The Company has registered the service mark for "MEGAPICK" with the United States Patent and Trademark Office (the "PTO"). The Company has granted to MegaBingo, Inc. the exclusive, paid-up perpetual right and license to use the service mark "MEGAPICK" or any variant thereof in connection with any and all bingo operations. The Company has granted to AHC the right to use the names "Gamma", "Gamma International" and variants thereof, provided however, that the Company retains the right to continue to use the name "Gamma" or any variant thereof for corporate, but not commercial, purposes (See "- Discontinued Ventures - Keno"). The Company has registrations pending with the PTO for the service marks "GOLD SHORE CASINO" and "MISSISSIPPI GOLD SHORE CASINO", but intends to abandon such registrations upon the liquidation of AMGAM.


<PAGE 19>

EMPLOYEES

As of February 28, 1998, the Company had 2 employees, consisting of 1 executive officer and 1 office employee. All of the Company's personnel are employed full-time.

For additional information concerning the Company and its business and operations, see "Management's Discussion and Analysis."

Item 2.  Description of Property

Headquarters. The Company's operations are located in Paramus, New Jersey. The property is currently in operative condition and is sufficient for the Company's current administrative and known operating needs. The property is leased with an expiration term of August 31, 1999.

The Gold Coast Barge. The Gold Coast Barge measures 300' x 90' with two decks measuring 300' x 110' (approximately 33,000 square feet each) and one deck measuring 300' x 40' (approximately 12,000 square feet). As discussed above, the Company has entered into the Charter Agreement with PMCC to charter the Gold Coast Barge to PMCC for use at PMCC's existing site in Biloxi, Mississippi. Shamrock has ship mortgages on the Gold Coast Barge totaling approximately $35,062,000 related to loans utilized to finance the construction and opening of the Gold Shore Casino previously operated on the Gold Coast Barge. For a description of the general competitive conditions see "Description of Business - Competition."
Pursuant to the Charter Agreement, PMCC is responsible for insuring the Gold Coast Barge. Management has no knowledge that such properties are not adequately insured and believes that all other properties are adequately insured.

Item 3. Legal Proceedings

On September 20, 1995, the U.S. Department of Labor (the "DOL") informed AMGAM that it had concluded an investigation of the AMGAM Associates d/b/a Gold Shore Casino Associate Benefit Plan (the "AMGAM Benefit Plan") for the period May 15, 1994 through September 20, 1995. As a result of such investigation, the DOL has alleged that AMGAM and possibly certain related parties and/or AMGAM officers violated, and continue to violate, certain provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") with respect to the administration of the AMGAM Benefit Plan. The DOL has indicated that AMGAM's failure to take necessary corrective action may result in the referral of this matter to the Office of the Solicitor of Labor for possible legal action. In addition, whether or not any such referral is made, AMGAM is and would remain liable to possible legal action by other parties including plan fiduciaries and plan participants or their beneficiaries. Certain violations of ERISA may also result in the assessment of civil penalties by the Secretary of Labor against the violating parties. The DOL has requested AMGAM to discuss how such violations noted in the DOL's investigation may be corrected and how to restore any losses to the AMGAM Benefit Plan. The


<PAGE 20>

Company responded to such allegations on November 20, 1995, and advised the DOL (i) that AMGAM does not believe that there have been any fiduciary violations or prohibited transactions under ERISA, (ii) AMGAM intends to satisfy medical claims due and payable under the AMGAM Benefit Plan to the extent permitted by the Code and the Mississippi Bankruptcy Court and intends to use its best efforts to seek priority status under the Code for the payment of such medical claims, and (iii) in no event will the amount paid with respect to such medical claims be less than the employee contributions collected under the AMGAM Benefit Plan after March 28, 1995. Although the actions taken by AMGAM, certain related parties and AMGAM officers with respect to the AMGAM Benefit Plan will be vigorously defended, the outcome of this matter is uncertain. Any legal action or civil penalties arising out of this matter could materially affect the Company and its business and financial condition.

The AMGAM Committee has filed the Complaint seeking that (i) the transfer of the ownership interests in the Gold Coast Barge by AGRM and AMGAM to the Company be declared null and void, (ii) the transfer of the leasehold interest in the Gold Coast Barge by AMGAM to the Company be declared null and void, (iii) the Company and Shamrock be required to deliver to AGRM and AMGAM their respective interests in both the ownership and leasehold in the Gold Coast Barge, (iv) the Company and Shamrock disgorge and return to the respective AMGAM and AGRM estates all PMCC Payments received, such funds to be deposited in an escrow account and not expended without further order of the Mississippi Bankruptcy Court, and (v) PMCC be ordered and directed to immediately deposit all PMCC Payments into an escrow account for the benefit of the creditors of AMGAM and AGRM, such funds not to be expended without further order of the Mississippi Bankruptcy Court. The Mississippi Bankruptcy Court has not scheduled a hearing date on the Complaint. AMGAM, AGRM and the Company presently intend to oppose the Complaint on the bases, among others, that the transfer of the Gold Coast Barge from AGRM to the Company involved contemporaneous exchanges of value and that the Company and Shamrock were not insiders of AMGAM or AGRM at the time such entities granted the Company and Shamrock security interests in their assets, including the Gold Coast Barge.

Pursuant to the Consensual Plan, the Complaint and all other litigation brought against the Company would be dismissed with prejudice, that is, the Committees would be precluded from filing any action against the Company based on the alleged causes of action set forth in the Complaint or any such other litigation.

If (i) the Consensual Plan is not approved by the creditors in the AMGAM and AGRM bankruptcy proceedings in accordance with the provisions of the Code or thereafter confirmed by the Mississippi Bankruptcy Court and (ii) the AMGAM Committee prevails on the Complaint, the Company would not be able to meet its obligations as they come due. In such case, the Company would then need to pursue a formal plan of reorganization or liquidation.

As discussed above (See "Description of Business - Liquidity and Continuation of Business"), the Mississippi Bankruptcy Court has entered the Preliminary Injunction. The Preliminary Injunction was sought by the Committees and the Company in connection with their negotiations


<PAGE 21>

involving the Consensual Plan, but it is independent of the Complaint which seeks, among other things, similar relief.

On September 16, 1996, two stockholders of the Company, who were bondholders and stockholders of AGRM prior to the merger of AGRM into the Company (the "Merger"), filed suit against the Company and three former officers and/or directors of AGRM in the Circuit Court of Harrison County, Mississippi, Second Judicial District (Civil Action No. A2402-96-00210). The plaintiffs allege (i) federal and state securities fraud by the defendants based on alleged fraudulent misrepresentations made by the defendants in connection with plaintiffs' decision to purchase common stock of AGRM, to convert certain debentures issued by AGRM into common stock of AGRM and to tender their common stock of AGRM in exchange for Common Stock of the Company in connection with the Merger and (ii) a breach of directors' duties of good faith and due care by the three former officers and/or directors of AGRM. The plaintiffs are seeking compensatory damages in the amount of $250,000, punitive damages in the amount of $1,000,000 and attorneys fees and costs. Outside counsel to the Company, due to the limited facts available on this matter, is unable to predict the outcome of this lawsuit. However, should the plaintiffs prevail, this litigation would have a material adverse effect on the Company's business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation.

In July 1996 and August 1996, in separate actions filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe (Case Nos. CV9604947, CV9604933, CV9604939, CV9604997 and CV9604692), the five lessors of the Harolds Club property have filed suit against, among others, the Company and Shamrock seeking, variously, among other relief, (i) payment of all unpaid lease payments and property taxes, (ii) a court order voiding the transfer of the title to the land and the building related to the Harolds Club from the Company to Shamrock to the extent necessary to satisfy the claims of creditors of the Company, (iii) a court order prohibiting and enjoining Shamrock from transferring the title to the land and the building related to the Harolds Club during the pendency of the actions, (iv) temporary and permanent court orders mandating that the Company protect the grandfathered right of nonlicensed gaming on the leaseholds by locating a suitable gaming sub-tenant and (v) reasonable attorneys fees and costs of suit. The Company has filed answers in four actions. Judgment in one of the actions has been taken against co-defendants and the lessor's claim has been satisfied. In February 1998, judgment was taken against the Company in another action in the approximate amount of $591,000. The Company is presently considering its options regarding such judgment. If undisturbed, the judgment would have a material adverse effect on the Company's business and financial condition. The third action has been stayed to permit arbitration between the plaintiff and one of the defendants. Although the Company has filed an answer in the fifth action to the cross-claims of Hughes Properties, Inc. and Fitzgeralds Reno, Inc., the other defendants in such action, the plaintiff has not requested that the Company file an answer and the pleadings in this case remain open. As pleadings are not yet closed, discovery is not completed and depositions have not commenced, outside counsel to the Company, due to the facts available on this matter, is unable to predict the outcome of these remaining suits. However, should the plaintiffs prevail, these suits would have a material adverse effect on the Company's business and financial


<PAGE 22>

condition. If the judgment is undisturbed or the plaintiffs in the remaining suits prevail, the Company would then need to pursue a formal plan of reorganization or liquidation.

The lawsuits filed against the Company by the five lessors of the Harolds Club property and cross-claims filed against the Company by co-defendants will be dismissed upon the closing of the pending sale of the Harolds Club. However, there can be no assurance that such sale will close (see "Description of Business
- Investments - Nevada").

On May 29, 1998, Richard C. Breeden, Trustee for The Bennett Funding Group, Inc., et. al., filed suit against the Company in the United States Bankruptcy Court, Northern District of New York (Bankruptcy Case No. 96-61376, Adversary Proceeding No. 98-70465A). The plaintiff alleges that payments made by The Bennett Funding Group, Inc. and related entities (collectively, "Bennett") to the Company between March 29, 1990 and March 29, 1996, collectively totaling approximately $70,155,000 (the "Transfers"), were actual or constructive fraudulent transfers by Bennett. In the alternative, the plaintiff alleges that all or some of the Transfers were loans by Bennett to the Company and are currently due and payable on demand. The plaintiff is seeking payment by the Company of the amount of the Transfers, accrued and unpaid interest, attorneys fees and costs. As discovery and depositions have not yet commenced, outside counsel to the Company is unable to predict the outcome of this lawsuit. However, should the plaintiff prevail, this litigation would have a material adverse effect on the Company's business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation.

A formal plan of reorganization or liquidation would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that the stockholders of the Company will recover any of their investment in the Company.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

Not Applicable. The last annual meeting of stockholders of the Company was held on October 12, 1995. No meeting of stockholders has been held since such date and the Company has no present intention of holding a meeting of stockholders in 1999.


<PAGE 23>

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

                                Bid Price Per Share
                                ___________________
Calendar Periods                  High        Low
________________                  ____        ____
1997
     First Quarter            $  0.0625   $  0.0156
     Second Quarter              0.0313      0.0156
     Third Quarter               0.0625      0.0156
     Fourth Quarter              0.0469      0.0156

1998
     First Quarter            $  0.0313   $  0.0156
     Second Quarter              0.0156      0.0156
     Third Quarter               0.0156      0.0156
     Fourth Quarter              0.0156      0.0156

1999
     First Quarter (through
       February 28, 1999)     $  0.0156   $  0.0156

(b) Holders. At February 28, 1999, there were approximately 284 holders of record of the Common Stock.

(c)  Dividends.
     (1) The Company has never declared or paid any dividends on its Common Stock. The Board of Directors presently intends to retain any and all earnings for use in the Company's business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

     (2) The terms of the Company's Series C Cumulative Preferred Stock ("Series C Preferred Stock") provide that the Company shall not declare or pay any dividends on the Common Stock or Series A Preferred Stock if there are, at such time, any cumulative accrued but unpaid dividends on the Series C Preferred Stock. The Series C Preferred Stock ranks equally as to dividends with all shares of the Company's Series D Cumulative Preferred Stock ("Series D Preferred Stock"). The Company has accrued and declared, but has not paid as of February 28, 1999, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of Series C Preferred Stock as of December 31, 1994. The Company has accrued, but has


<PAGE 24>

not declared or paid as of February 28, 1999, dividends totaling approximately $1,225,000 on the outstanding shares of Series C Preferred Stock from January 1, 1995 through February 28, 1999. Although such dividends do not constitute actual liabilities of the Company until declared, the Company has accrued for such dividends because, under the terms of the Series C Preferred Stock and the Series D Preferred Stock, dividends are cumulative whether or not declared and the Company is prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends are unpaid. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.

     (3) The terms of the Company's Series D Preferred Stock provide that the Company shall not declare or pay any dividends on the Company's Common Stock or Series A Preferred Stock if there are, at such time, any cumulative accrued but unpaid dividends on the Series D Preferred Stock. The Series D Preferred Stock ranks equally as to dividends with all shares of the Company's Series C Preferred Stock. The Company has accrued and declared, but has not paid as of February 28, 1999, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of Series D Preferred Stock as of December 31, 1994. The Company has accrued, but has not declared or paid as of February 28, 1999, dividends totaling approximately $1,125,000 on the outstanding shares of Series D Preferred Stock from January 1, 1995 through February 28, 1999. Although such dividends do not constitute actual liabilities of the Company until declared, the Company has accrued for such dividends because, under the terms of the Series C Preferred Stock and the Series D Preferred Stock, dividends are cumulative whether or not declared and the Company is prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends are unpaid. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.



<PAGE 25>

Item 6.  Management's Discussion and Analysis or Plan of
Operation

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements, including the notes thereto, contained elsewhere in this report.

Results of Operations:  Comparison of the years ended December
31, 1998 and December 31, 1997

Revenues

Revenues for the year ended December 31, 1998 amounted to approximately $445,000, a decrease of approximately $188,000 or approximately 30% compared to the year ended December 31, 1997. For the years ended December 31, 1998 and December 31, 1997, the Company recorded revenues of approximately $445,000 and $623,000, respectively, attributable to the RSR Interest. Cash received from the Rising Sun Project is recorded as "Restricted Cash" in the accompanying Consolidated Balance Sheets.

Costs and Expenses

Selling, general and administrative expenses were approximately $1,633,000 for the year ended December 31, 1998, representing a decrease of approximately $13,000 or approximately 1% when compared to the year ended December 31, 1997. However, selling, general and administrative expenses for the year ended December 31, 1997 included the reversal of a previously recorded consulting expense in the amount of approximately $195,000 due to a consulting firm advising the Company that such firm was not seeking payment of such unpaid amount and a reversal of previously recorded state taxes in the amount of approximately $188,000 due to a tax refund. Exclusive of such reversals, selling, general and administrative expenses decreased approximately $396,000 for the year ended December 31, 1998 as compared to the year ended December 31, 1997. Such decrease was primarily due to decreases in compensation, rent, insurance, consulting expense and expenses related to real property in Alabama and the Harolds Club in Nevada.

Depreciation and amortization costs were approximately $1,344,000 for the year ended December 31, 1998, representing an increase of approximately $27,000 or approximately 2% when compared to the year ended December 31, 1997.

For the year ended December 31, 1998, the Company recorded a reversal of net liabilities for subsidiaries in bankruptcy of $781,000 based upon the anticipated distributions under the Consensus Plan (See "Description of Business - Investments - Mississippi"). No such amounts were recorded for the year ended December 31, 1997.

Net interest expense for the year ended December 31, 1998 was approximately $2,937,000, a decrease of approximately $2,556,000 or approximately 47% compared to the year ended


<PAGE 26>

December 31, 1997. Interest expense decreased approximately $2,542,000 while interest income increased approximately $14,000 during the year ended December 31, 1998 compared to the year ended December 31, 1997. Interest expense for the year ended December 31, 1998 included (i) the reversal of Charter Debt Interest Expense of approximately $2,120,000 (see "Description of Business - Investments- Mississippi"), (ii) a reversal of previously recorded interest expense in the amount of approximately $160,000 on indebtedness due Shamrock on which the Company has determined no interest is due and (iii) a reversal of previously recorded interest expense in the amount of approximately $62,000 due to a refund of such interest pursuant to a legal settlement.

For the year ended December 31, 1998, the Company wrote down the value of a note receivable by approximately $165,000, to reflect the agreement by the Company to accept the payment of $300,000 from AHC in full satisfaction of the Keno Note (See "Description of Business - Discontinued Ventures - Keno"). No writedowns were recorded for the year ended December 31, 1997.

Net gain on sale of investments for the year ended December 31, 1997 was substantially due to a net gain of approximately $625,000 on the sale of 12,500 shares of Multimedia Games, Inc. preferred stock. No such gains were recorded for the year ended December 31, 1998.

Liquidity and Capital Resources

For a discussion of liquidity and capital resources, see
"Description of Business - Liquidity and Continuation of
Business."

Risk Factors; Forward Looking Statements; Year 2000 Disclosure

Management's Discussion and Analysis contains forward-looking statements regarding the Company's future plans, objectives and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements. These factors include, among others, the uncertainties related to (i) the Company's ability to obtain sufficient funds for its operations, (ii) obtaining Shamrock's and, if necessary, Bennett Management's agreement to modify on terms acceptable to the Company or terminate the Bennett Debt Exchange (excluding Shamrock's assumption of the Ship Mortgage) and restructure all other obligations due from the Company to Shamrock and, if applicable, Bennett Management, (iii) consummating the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, (iv) satisfactorily resolving the legal proceedings filed against the Company (see "Legal Proceedings"), and (v) the legal problems described above relating to certain Bennett Entities (see "Description of Business - Liquidity and Continuation of Business").


<PAGE 27>

The Company has determined that the potential consequences of the year 2000 problem will not materially affect its operations. The Company's business is the management of equity interests in casino gaming projects, specifically the Gold Coast Barge and the RSR Interest. The charter of the Gold Coast Barge to PMCC is not dependent on the date, and the Company anticipates selling the RSR Interest prior to January 1, 2000. Also, the Company has determined that the cost will be minimal to upgrade the software used by the Company in its operations to be year 2000 compliant.

Item 7. Financial Statements

See pages 42 through 76 following Item 13 below.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Not Applicable.


<PAGE 28>

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Section 16(a) Beneficial Ownership Compliance Report.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a)     Executive Officers and Directors

The executive officers and directors of the Company are as follows:

                              DIRECTOR
NAME                     AGE   SINCE   POSITION

J. Douglas Wellington    45    1996    President and Chief
                                       Executive Officer ("CEO"),
                                       General Counsel,
                                       Secretary, Director

Paul L. Patrizio         42    1996    Chairman of the Board of
                                       Directors

William R. Rafferty      60    1993    Director

Each of the Company's current directors serve until the next annual meeting of stockholders and until his successor is duly elected and qualified. The holders of the Series A Preferred Stock are entitled to elect one director to the Board of Directors, but have not elected a director. In connection with a prior year restructuring of the Company's debt (the "Restructuring"), the Company agreed that Shamrock would be entitled to control the Board of Directors by designating for election two of the then four directors to be elected by the holders of Common Stock, in addition to electing one director as the holder of Series A Preferred Stock. The Company believes that, in connection with an amendment of the by-laws of the Company reducing the total number of directors to four, Shamrock currently has the right to designate for election one of the three directors to be elected by the holders of Common Stock. However, in accordance with the terms of the Restructuring, such designee will only serve on the Board of Directors as a designee of Shamrock until such time that (i) the Company has raised $50 million in financing from sources other than Shamrock and (ii) the management of the Company has invested $1,250,000 into equity of the Company (of which total the Company's management, as of February 28, 1998, has invested $293,000 into equity of the Company). Shamrock has not designated anyone for election to the Board of Directors pursuant to such right under the Restructuring. Mr. Wellington was elected to the Board of Directors on April 11, 1996; Mr. Wellington has agreed to serve as a director until such time as Shamrock designates someone for election to the Board of Directors in his stead pursuant to such right.

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


<PAGE 29>

Wellington was elected Controller (which position he held until September 1996) and Principal Accounting Officer in May 1996 and was elected interim President and Chief Operating Officer in July
1996.

Paul L. Patrizio was elected a director of the Company in April 1996 and was appointed the Company's Chairman of the Board of Directors in September 1996. Mr. Patrizio has been Chairman of Angel Partners, an investment firm specializing in the communications and entertainment industries, and a principal of such firm's broker-dealer affiliate, Angel Investments LLC, since July 1995. From July 1995 to July 1997 Mr. Patrizio was a partner at the law firm of Rick, Steiner & Tannenbaum, P.C. in New York, New York; since July 1997 he has been of counsel to such law firm. From November 1992 to June 1995, Mr. Patrizio was a partner at Campbell & Fleming, P.C. in New York, New York.

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

(b)  Significant Employees. None.

(c)  Family Relationships.  None.

(d)  Involvement in Certain Legal Proceedings.  None.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE REPORT

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file an initial report of ownership of such securities on Form 3 and changes in ownership of such securities on Form 4 or 5 with the Commission. Such officers, directors and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file with the Commission.

Based solely on its review of the copies of such forms received by it, or written representations from certain such reporting persons that no Form 5's were required for such persons, the Company believes that, for the fiscal year ended December 31, 1998, its officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.


<PAGE 30>

Item 10.  Executive Compensation

The following tables set forth certain information respecting the compensation awarded to, earned by, or paid to the sole individual serving as the Company's CEO during 1998. No other individual had a total annual compensation exceeding $100,000 for the year ended December 31, 1998.



                     SUMMARY COMPENSATION TABLE

                                                          Long Term
                                                        Compensation
                            Annual Compensation            Awards
                                            Other Annual  Securities  All Other
Name and Principal Year   Salary    Bonus   Compensation  Underlying  Compensation

J. Douglas         1998   125,000    ---       ---          ---        23,432 (1)
Wellington, CEO    1997   125,000   62,500     ---          ---        21,275 (2)
                   1996   125,000   62,500     ---          500,000     6,693 (3)


(1)  Consists of $17,432 for accrued vacation and sick time, $6,000 for car allowance.
(2)  Consists of $15,148 for accrued vacation and sick time, $6,000 for car allowance and $127 for interest on a letter of credit (discussed below).
(3)  Consists of $4,593 for accrued vacation and sick time and $2,000 for car allowance.




       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                  AND FY-END OPTION VALUES

                                                                Value of
                                                             Unexercised in-
                                           Number of           the-money
                      Shares          Unexercised Options     Options at
                     Acquired    Value    At FY-End (#)        FY-End ($)
                   on Exercise  Realized  Exercisable/        Exercisable/
        Name            (#)       ($)    Unexercisable       Unexercisable

J. Douglas Wellington    0        $0       518,750/0            $0/$0


<PAGE 31>

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

Employment Contracts and Termination of Employment

The Company and Mr. Wellington executed an employment agreement dated as of September 12, 1996 (the "Wellington Employment Agreement"). The Wellington Employment Agreement had an initial term of two years, which term was extended on May 12, 1998 through September 12, 2000, and provides for annual compensation payable to Mr. Wellington of $125,000. The Wellington Employment Agreement also provides for (i) a signing bonus of $62,500, which amount was paid to Mr. Wellington upon execution of the Wellington Employment Agreement, (ii) a severance payment of $250,000 to be paid to Mr. Wellington in the event (a) Mr. Wellington is terminated "without cause", (b) a "substantial breach" occurs or (c) Mr. Wellington resigns after a "change of control" (as such terms are defined in the Wellington Employment Agreement), (iii) the issuance of an irrevocable letter of credit in the amount of $62,500, which amount was paid to Mr. Wellington upon Mr. Wellington being employed by the Company through September 11, 1997, (iv) the grant of options to purchase 350,000 shares of Common Stock, and (v) a car allowance of $500 per month.



<PAGE 32>

Item 11.   Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth information as of February 28, 1999 with respect to the only persons or groups known to the Company who may be deemed to own beneficially more than 5% of the Company's voting securities (i.e. Common Stock or Series A Preferred Stock). Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities.

Title of Class    Name and Address     Amount and Nature     Percent of Class
                  of Beneficial Owner    of Beneficial
                                         Ownership (1)

Common Stock    Shamrock Holdings         5,823,019 (2)           41.8%
                Group, Inc.
                2 Clinton Square
                Syracuse, NY  13202

Common Stock    Richard C. Breeden,     493,391,352 (3)           98.7%
                Trustee
                C/o Shamrock
                Holdings Group, Inc.
                2 Clinton Square
                Syracuse, NY  13202

Series A        Shamrock Holdings         55,982.61 (4)            100%
Preferred Stock Group, Inc.
                2 Clinton Square
                Syracuse, NY  13202

Series A        Richard C. Breeden,       55,982.61 (5)            100%
Preferred Stock Trustee
                C/o Shamrock Holdings
                Group, Inc.
                2 Clinton Square
                Syracuse, NY  13202

(1) Based on information supplied by persons listed or as reported on the most recent Schedule 13D filed by any such persons. As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after February 28, 1999 (see "- Changes in Control").

(2) Includes 1,399,565 shares of Common Stock issuable upon the conversion of Series A Preferred Stock.


<PAGE 33>

(3) Includes the 5,823,019 shares of Common Stock beneficially owned by Shamrock. The Company understands that Mr. Breeden is sole stockholder and President of Shamrock. Includes, collectively, 486,068,333 shares of Common Stock issuable upon conversion of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock assuming that those conversions took place on February 28, 1999 and that the Company amended its Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares (see "- Changes in Control").

(4) Each share of Series A Preferred Stock is convertible into 25 shares of Common Stock.

(5) Includes the 55,982.61 shares of Series A Preferred Stock beneficially owned by Shamrock. The Company understands that Mr. Breeden is sole stockholder and President of Shamrock.


<PAGE 34>

Security Ownership of Management

The following table sets forth information as of February 28, 1999 with respect to (i) each director, (ii) all individuals serving as the Company's CEO during 1998, and (iii) all directors and all such executive officers as a group. Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities. An asterisk (*) indicates beneficial ownership of less than 1%.

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
Directors as a group
(3 persons)

(1) As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, and/or the sole or shared investment power with respect to such securities (i.e., the power to dispose of, or to direct the disposition of, such securities). In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security which such person had the right to acquire within 60 days after February 28, 1999.

(2) Includes for J. Douglas Wellington and all executive officers and directors as a group, 518,750 shares of Common Stock that, in each case, are subject to presently exercisable options or options which will become exercisable within 60 days after February 28, 1999.


<PAGE 35>

Changes in Control

Except as described below, the Company knows of no arrangements the operation of which may at a subsequent date result in a change of control.

Shamrock, of which the Bennett Trustee is the sole stockholder, owns (i) 4,423,454 shares of Common Stock, and (ii) all of the Company's outstanding Series A Preferred Stock, convertible into, and voting as, 1,399,565 shares of Common Stock. Additionally, the Bennett Trustee owns (i) an additional 1,500,000 shares of Common Stock and (ii) all of the Company's outstanding Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, convertible as of February 28, 1999 into 1,381,178,027 shares of Common Stock. The Company does not have a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock. On April 1, 1996 the Board of Directors voted to request the stockholders of the Company to approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares no later than the next annual meeting of the Company's stockholders. The Board of Directors has not set a date for such annual meeting. Assuming the Bennett Trustee converted as of February 28, 1999 that number of shares of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock convertible into the total number of the Company's presently authorized but unissued shares of Common Stock (i.e. 37,467,898 shares), the Bennett Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 86.8% of the total outstanding shares of Common Stock and approximately 87.1% of the total voting power represented by the total outstanding voting securities of the Company. Assuming the Company's stockholders approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares and the Bennett Trustee converted as of February 28, 1999 that number of shares of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock convertible into the total number of the Company's authorized but unissued shares of Common Stock immediately after giving effect to such amendment (i.e. resulting in a total of 487,467,898 shares of Common Stock being issued to the Bennett Trustee as of such date), the Bennett Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 98.7% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company. As of March 1999, the Bennett Trustee has not asserted any rights he may have against the Company for the Company's failure to maintain a sufficient number of authorized shares of Common Stock to enable the Bennett Trustee to convert all of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock.

In addition to the right of Shamrock, as beneficial owner of 100% of the Series A Preferred Stock, to elect one director to the Board of Directors, in connection with the Restructuring, Shamrock was given the right to designate, but has not so designated, one additional director of the four present directors to the Board of Directors (see "Directors, Executive Officers, Promoters and Control Persons; Section 16(a) Beneficial Ownership Report Compliance -


<PAGE 36>

Directors, Executive Officers, Promoters and Control Persons -
Executive Officers and Directors").

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

See "Description of Business - Liquidity and Continuation of Business" and "Description of Business - Investments - Mississippi" for a description of certain relationships and related transactions related to the Gold Coast Barge, the Charter Agreement and PMCC Payments. See "Description of Business - Liquidity and Continuation of Business" and "Description of Business - Investments - Indiana" for a description of certain relationships and related transactions related to the RSR Interest.

Current Transactions

As more fully described above, the Company and Shamrock entered into the HC Purchase Agreement and the Harolds Agreements prior to 1996 and the HC Reimbursement Agreement in September 1996 (see "Description of Business - Investments in Gaming Ventures - Nevada").

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

The shares of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, all of which outstanding shares are held by the Bennett Trustee, are senior to all other classes of the Company's outstanding stock. Each of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock is convertible by the holder thereof into the number of shares of Common Stock equal to the then-applicable redemption price for each such Series (as described below) divided by an amount equal to 75% of the average market price of Common Stock for the ten consecutive business days prior to the conversion date. Conversion of each of the Series C Preferred Stock, Series D Preferred Stock or Series E Preferred Stock could result in significant dilution to the ownership interest of the Company's stockholders (see "Security Ownership of Certain Beneficial Owners and Management - Changes in Control"). The Company has the right to redeem all three series of Preferred Stock at any time. The redemption price for each share of the three series of Preferred Stock (which price is also used to determine


<PAGE 37>

the conversion price) increases quarterly as follows: (i) for the Series C Preferred Stock, from a redemption price of $1,411.35 per share as of January 1, 1999, $29.17 per share per quarter;
(ii) for the Series D Preferred Stock, from a redemption price of $1,357.16 per share as of January 1, 1999, $29.17 per share per quarter; and (iii) for the Series E Preferred Stock, from a redemption price of $1,277.91 per share as of January 1, 1999, $20.83 per share per quarter. The Series C
Preferred Stock and the Series D Preferred Stock each have a current cumulative dividend rate of 7.5%. The Series E Preferred Stock has no stated dividend rate.

For the year ended December 31, 1997, the law firm of Rick, Steiner & Tannenbaum, P.C., in which Mr. Patrizio was formerly a partner, and is now of counsel, was paid approximately $39,000 for legal services. No payments were made to such law firm in 1998.

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



<PAGE 38>

Item 13.  Exhibits And Reports On Form 8-K.

(a)  Exhibits.


EXHIBIT
   NO.    DESCRIPTION                                   LOCATION

3.1    Restated Certificate of Incorporation        (1) Exh. 3.1
3.2    Certificate of Amendment of Restated
       Certificate of  Incorporation                (2) Exh. 3.3
3.3    Bylaws, as amended                           (3) Exh. 3.3
4.1    Specimen Common Stock Certificate            (4) Exh. 4.1
10.1   Stock Option Plan                      (4) Exh 10.7; (16)
10.2   First Amendment to Employment Agreement dated
       May 12, 1998 between the Company and J. Douglas Wellington, together with Employment Agreement dated September 12, 1996 between the Company
       and J. Douglas Wellington             (5) Exh. 10.2; (16)
10.3   Charter Agreement dated as of February 17,
       1995 between the Company and President
       Mississippi Charter Corporation             (3) Exh. 10.3
10.4   First Amendment to Charter, amending the
       Charter dated as of February 17, 1995, made
       and entered into November 6, 1998 (effective
       as of December 1, 1997) by President
       Mississippi Charter Corporation and the Company,
       with the concurrence of AMGAM Associates,
       American Gaming and Resorts of Mississippi,
       Inc., the Official Committee of Unsecured
       Creditors of AMGAM Associates, the Official
       Committee of Unsecured Creditors of American
       Gaming and Resorts of Mississippi, Inc., and
       Shamrock Holdings Group, Inc.                         (6)
10.5   Preferred Ship Mortgage dated January 14, 1994,
       granted by American Gaming Corporation to
       Ship Mortgage, L.P.,                       (4) Exh. 10.28
10.6   First Amendment of Preferred Ship Mortgage
       dated July 26, 1994 from American Gaming
       Corporation to Ship Mortgage, L.P.         (4) Exh. 10.29
10.7   Assumption and Second Amendment of Preferred
       Ship Mortgage dated January 31, 1995 made
       by the Company and executed by American
       Gaming and Resorts of Mississippi, Inc. in
       favor of Ship Mortgage, L.P.               (4) Exh. 10.30
10.8   First Preferred Ship Mortgage, dated May 6,
       1994 granted by American Gaming Corporation
       to the Company                             (4) Exh. 10.33
10.9   First Amendment to First Preferred Ship
       Mortgage dated July 28, 1994 from American
       Gaming Corporation to the Company          (4) Exh. 10.34


<PAGE 39>

10.10  Second Amendment to First Preferred Ship
       Mortgage dated December 15, 1994 granted
       by American Gaming and Resorts of Mississippi,
       Inc. to the Company, together with Assignment
       of First Preferred Ship Mortgage dated
       December 15, 1994 from the Company to Bennett
       Holdings, Inc.                             (4) Exh. 10.35
10.11  Assumption and Third Amendment of First
       Preferred Ship Mortgage dated as of January 31,
       1995 made by the Company and executed by
       American Gaming and Resorts of Mississippi,
       Inc. in favor of Bennett Holdings, Inc.    (4) Exh. 10.36
10.12  Agreement and Plan of Merger dated November
       10, 1994 by and between the Company,
       American Gaming and Resorts of Mississippi,
       Inc., AMGAM Associates and American Gaming
       Corporation                                (7) Exh. 10.91
10.13  Settlement Agreement dated as of August 21,
       1998 by and between the Company, AMGAM
       Associates, American Gaming and Resorts of
       Mississippi, Inc., Shamrock Holdings Group,
       Inc., Bennett Management and Development Co.,
       the Official Committee of Unsecured Creditors
       of AMGAM Associates, and the Official
       Unsecured Creditors Committee of American
       Gaming and Resorts of Mississippi, Inc.    (8) Exh. 10.12
10.14  Irrevocable Proxy and Consent Agreement
       dated as of August 23, 1996 by and between
       Paul L. Partridge, Patrick F. Daly, James A.
       Everatt, Charles E. Reisert, Jr., Eric C.
       Jackson, the Company and RSR, LLC          (9) Exh. 10.72
10.15  Trust Agreement dated as of August 23, 1996 by
       and between the Company and NBD Bank, N.A. (9) Exh. 10.73
10.16  Assignment and Transfer Agreement dated as
       of March 28, 1996 by and between the
       Company, American Heartland Corporation and
       Big Red Keno, Ltd.                          (3) Exh. 10.5
10.17  Agreement to Restructure and Cancel Debt
       dated as of April 12, 1995 by and between
       Bennett Management and Development Company
       and the Company                            (4) Exh. 10.44
10.18  Assignment of Charter Agreement and Collateral
       Assignment Agreement dated as of April 13,
       1995 by and between the Company and Bennett
       Holdings, Inc.                             (4) Exh. 10.45
10.19  Security Agreement dated April 12, 1995 by
       and between Bennett Management and
       Development Company and the Company.     (10) Exh. 10.101


<PAGE 40>

10.20  Amendment to Agreement to Restructure
       and Cancel Debt and Assignment of Charter
       Agreement and Collateral Assignment
       executed on July 10, 1995 by and between
       the Company, Bennett Management and
       Development Company and Bennett Holdings,
       Inc.                                     (11) Exh. 10.104
10.21  Agreement dated as of August 15, 1995 by
       and between Bennett Holdings, Inc. and
       Emerald Gaming, Inc.                     (12) Exh. 10.111
10.22  Exclusive Management Agreement dated as
       of August 15, 1995 by and between Bennett
       Holdings, Inc. and Emerald Gaming, Inc.  (12) Exh. 10.112
10.23  Letter agreement dated September 26, 1996
       between Shamrock Holdings Group, Inc. and
       the Company                               (13) Exh. 10.74
10.24  Letter agreement dated September 20, 1994
       by and between Bennett Holdings, Inc. and
       the Company                               (14) Exh. 10.89
10.25  Letter agreement dated November 5, 1997 by
       and between Shamrock Holdings Group, Inc.
       and the Company                           (15) Exh. 10.24
10.26  Letter agreement dated October 21, 1998
       by and between Shamrock Holdings Group,
       Inc., Bennett Management and Development
       Co., AMGAM Associates, American Gaming
       and Resorts of Mississippi, Inc., and
       the Company                                (8) Exh. 10.26
11     Statement re computations of per share
       earnings                                   (6)
21     List of Subsidiaries                       (6)
23     Consent of Deloitte & Touche LLP           (6)
27     Financial Data Schedule                    (6)

(1) This exhibit is incorporated by reference to the Company's Current Report on Form 8-K dated June 24, 1994.
(2) This exhibit is incorporated by reference to the Company's Current Report on Form 8-K dated November 30, 1994.
(3) Each of these exhibits is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
(4) Each of these exhibits is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.
(5) This exhibit is incorporated by reference to the Company's Current Report on Form 8-K dated May 12, 1998.
(6)    Enclosed herewith.
(7) This exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1994.
(8) Each of these exhibits is incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 1998.
(9) Each of these exhibits is incorporated by reference to the Company's Current Report on From 8-K dated December 15, 1995.
(10) This exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.


<PAGE 41>

(11) This exhibit is incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 1995.
(12) Each of these exhibits is incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.
(13) This exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1996.
(14) This exhibit is incorporated by reference to the Company's Current Report on From 8-K dated September 30, 1994.
(15) This exhibit is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(16) Each of these exhibits is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

(b)    Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the fourth quarter of 1998.



<PAGE 42>

              American Gaming & Entertainment, Ltd.

                      Form 10-KSB - Item

                List of Financial Statements


The following financial statements are included in Item 7:


Independent Auditors' Report...................................43

Consolidated Balance Sheets at December 31, 1998 and 1997...44-45

Consolidated Statements of Operations for the years ended
     December 31, 1998 and 1997................................46

Consolidated Statements of Stockholders' Deficiency for
     the years ended December 31, 1998 and 1997................47

Consolidated Statements of Cash Flows for the years ended
     December 31, 1998 and 1997................................48

Notes to Consolidated Financial Statements..................49-76


<PAGE 43>

To the Board of Directors and Stockholders of American Gaming & Entertainment, Ltd.
Paramus, New Jersey

We have audited the accompanying consolidated balance sheets of American Gaming & Entertainment, Ltd. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses, negative working capital, stockholders' deficiency, defaults under its debt agreements, uncertainties relating to the liquidation of its subsidiaries (see Note 3) uncertainties relating to the bankruptcy of, and charges relating to affiliates of, its major stockholder and creditor (see Note 4) and available cash (see Note 5) raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans concerning these matters are discussed in Note
5. The financial statements do not include any additional adjustments that might result from the outcome of these uncertainties.

Because of the possible material effects of the uncertainties referred to in the preceding paragraph, we are unable to express, and we do not express, an opinion on the financial statements for 1998 or 1997.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 14, 1999


<PAGE 44>

                 AMERICAN GAMING & ENTERTAINMENT, LTD.
                      CONSOLIDATED BALANCE SHEETS

                                            December 31,     December 31,
                                               1998             1997
                                            ___________      ___________
ASSETS
Current assets
    Cash                                    $   123,000     $   381,000
    Restricted cash - charter payments        4,320,000               -
    Restricted cash - Rising Sun              1,119,000         630,000
    Prepaid expenses                             71,000         232,000
    Other current assets                        801,000         313,000
                                              _________       _________
Total current assets                          6,434,000       1,556,000

Assets held for sale                                  -         431,000

Casino barge and improvements, subject
  to lease, net of accumulated depreciation
  of $5,243,000 - 1998 and
  $3,907,000 -  1997                          7,350,000       8,686,000

Furniture, fixtures and equipment, net
  of accumulated depreciation of
  $79,000 - 1998 and $71,000 - 1997               9,000          14,000

Other non-current assets                              -          465,000
                                             ___________     ___________
                                             $13,793,000     $11,152,000
                                             ===========     ===========


See Notes to Consolidated Financial Statements



<PAGE 45>

                AMERICAN GAMING & ENTERTAINMENT, LTD.
                    CONSOLIDATED BALANCE SHEETS


                                                December 31,     December 31,
                                                   1998              1997
                                                ___________      ___________

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
     Amounts due to related parties:
          Accrued interest                    $   19,882,000  $   16,788,000
          Dividends payable                        2,553,000       1,953,000
          Accrual for lease costs                  2,701,000       2,701,000
          Current portion of long term debt       34,592,000      40,510,000
                                                  __________      __________
                                                  59,728,000      61,952,000

    Accounts payable                                  86,000          68,000
    Accrued payroll and related expenses               3,000          12,000
    Accrued expenses and other current liabilities 2,241,000       1,389,000
    Short term portion of estimated net
      liabilities for subsidiaries in bankruptcy   2,070,000       1,162,000
    Deferred charter revenue                      10,238,000               -
                                                  __________      __________
Total current liabilities                         74,366,000      64,583,000

Long term portion of estimated net liabilities
  for subsidiaries in bankruptcy                   1,640,000       3,329,000
                                                  __________      __________
                                                  76,006,000      67,912,000
                                                  __________      __________

Commitments and contingencies

Stockholders' deficiency
    Preferred stock, 1,000,000 shares authorized:
    Series A preferred stock, par value $.01
      per share,  55,983 shares issued                 1,000           1,000
    Series C  and D cumulative preferred stock,
      and Series E preferred stock, par value
      $.01 per share, 4,000 shares authorized and
      issued for each series                      15,869,000      14,602,000
Common stock, par value $.01 per share;
  50,000,000 shares authorized, 12,556,137
  shares issued (including 24,035 shares
  held in treasury)                                  126,000         126,000
Additional paid-in capital                        41,421,000      43,288,000
Cost of shares held in treasury                      (25,000)        (25,000)
Accumulated deficit                             (119,605,000)   (114,752,000)
                                                ____________     ___________
                                                 (62,213,000)    (56,760,000)
                                                ____________     ____________
                                              $   13,793,000  $   11,152,000
                                                ============     ===========


See Notes to Consolidated Financial Statements


<PAGE 46>

                 AMERICAN GAMING & ENTERTAINMENT LTD.
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years ended December 31,
                                                      1998         1997
                                                  ___________ _____________
Revenues
    Equity interest in gaming project           $    445,000   $    633,000
                                                  __________     __________
Total revenues                                       445,000        633,000
                                                  __________     __________

Costs and expenses
    Selling, general and administrative            1,633,000      1,646,000
    Depreciation and amortization                  1,344,000      1,317,000
    Reversal of net liabilities for subsidiaries
      in bankruptcy                                 (781,000)             -
    Writedown of impaired assets                     165,000              -
                                                  __________     __________
Total costs and expenses                           2,361,000      2,963,000
                                                  __________     __________

Operating loss                                    (1,916,000)    (2,330,000)
                                                  __________      _________

Other income (expense)
    Interest income                                   95,000         81,000
    Interest expense                              (3,032,000)    (5,574,000)
    Net gain on sale of investments                        -        650,000
                                                  __________      _________
Total other income (expense)                      (2,937,000)    (4,843,000)
                                                  __________      _________

Net loss                                          (4,853,000)    (7,173,000)

Dividends and accretion on preferred stock         1,867,000      1,866,000
                                                  __________      _________

Net loss for common stockholders                $ (6,720,000)  $ (9,039,000)
                                                  ==========      =========

Loss for common stockholders per common share   $      (0.54)  $      (0.72)
                                                  ==========      =========

Weighted average number of common
    Shares outstanding                            12,532,102     12,532,102
                                                  ==========      =========




See Notes to Consolidated Financial Statements


<PAGE 47>

                 AMERICAN GAMING & ENTERTAINMENT, LTD.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY


                                                     1998           1997
                                                  __________     __________

Series A Preferred Stock
  Balance at beginning and end of year         $       1,000   $      1,000
                                                  ==========      =========
______________________________________________________________________________

Series C, D & E Preferred Stock
  Balance at beginning of year                 $  14,602,000   $ 13,336,000
  Accretion                                        1,267,000      1,266,000
                                                  __________      _________
  Balance at end of year                       $  15,869,000   $ 14,602,000
                                                  ==========      =========
______________________________________________________________________________

Common Stock
  Balance at beginning and end of year         $     126,000   $    126,000
                                                  ==========      =========
______________________________________________________________________________

Additional Paid-In Capital
  Balance at beginning of year                 $  43,288,000   $ 45,154,000
  Accrual of dividends on preferred stock           (600,000)      (600,000)
  Accretion of preferred stock                    (1,267,000)    (1,266,000)
                                                  __________      _________
  Balance at end of year                       $  41,421,000   $ 43,288,000
                                                  ==========      =========
______________________________________________________________________________

Treasury Stock
  Balance at beginning and end of year              ($25,000)      ($25,000)
                                                  ==========      =========
______________________________________________________________________________

Accumulated Deficit
  Balance at beginning of year                 ($114,752,000) ($107,579,000)
  Net loss                                        (4,853,000)    (7,173,000)
                                                   _________      _________
  Balance at end of year                       ($119,605,000) ($114,752,000)
                                                ============    ===========




See Notes to Consolidated Financial Statements



<PAGE 48>

                 AMERICAN GAMING & ENTERTAINMENT, LTD.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Years ended December 31,
                                                        1998        1997
                                                        ____        ____

Operating Activities
Net loss                                       $  (4,853,000)  $  (7,173,000)
Adjustments to reconcile net loss to net cash
  used in
    Operating activities:
        Restricted proceeds from investment         (445,000)       (626,000)
        Interest income from restricted cash         (44,000)              -
        Depreciation and amortization              1,344,000       1,317,000
        Accrued interest                           3,094,000       5,571,000
        Equity in losses of subsidiaries in
          bankruptcy                                (781,000)              -
        Writedown of impaired assets                 165,000               -
        Net gain on sale of securities                     -        (625,000)
        Net gain on sale of keno operations                -         (21,000)
Other changes in operating assets and liabilities
        Restricted cash - charter payments        (4,320,000)              -
        Deferred charter revenue                   4,320,000               -
        Litigation settlement payment                      -        (375,000)
        Other current assets                         132,000         173,000
        Other non-current assets                       1,000          (6,000)
        Accounts payable, accrued expenses and
          other current liabilities                  846,000         215,000
                                                   _________       _________

            Net cash used in operating activities   (541,000)     (1,550,000)
                                                   _________       _________

Investing Activities
Proceeds from asset dispositions                           -         110,000
Proceeds from sale of securities                           -         625,000
                                                   _________       _________
            Net cash provided by investing
              activities                                   -         735,000
                                                   _________       _________

Financing Activities
Proceeds from notes receivable and other
  long-term assets                                   283,000         232,000
Utilization of proceeds from charter of casino barge       -         822,000
Principal payments on notes payable and other
  long-term obligations                                    -        (123,000)
                                                   _________       _________
            Net cash provided by financing
              activities                             283,000         931,000
                                                   _________       _________

Increase (decrease) in cash                         (258,000)        116,000
Cash at beginning of year                            381,000         265,000
                                                   _________       _________
Cash at end of period                         $      123,000  $      381,000
                                                   =========       =========

See Notes to Consolidated Financial Statements


<PAGE 49>

AMERICAN GAMING & ENTERTAINMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997

Note 1 - Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As further described in Note 5, the Company has sustained recurring operating losses since its inception. The Company has also had a history of insufficient liquidity and has been dependent upon Shamrock Holdings Group, Inc. ("Shamrock") and certain related entities (The Bennett Funding Group, Inc. ("Bennett Funding") and Bennett Management and Development Corp. ("Bennett Management," collectively with Shamrock and Bennett Funding, the "Bennett Entities") for both working capital and project related financing.

As a result, the Company's recurring losses, negative working capital, stockholders' deficiency, defaults under its debt agreements, uncertainties relating to the ability to consummate the liquidation of its subsidiaries (see Note 3) and uncertainties relating to the bankruptcy of, and charges relating to certain related entities of, its major stockholder and creditor (see Note 4) raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans concerning these matters are discussed in Note 5. The financial statements do not include any additional adjustments that might result from the outcome of these uncertainties.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and (except as described below) its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements reflect significant related party transactions which are described throughout the notes to the consolidated financial statements.

As a result of the bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code (the "Code") affecting the Company's wholly owned subsidiaries, AMGAM Associates, a Mississippi partnership ("AMGAM") and American Gaming and Resorts of Mississippi, Inc., ("AGRM") and the expected liquidation of these subsidiaries in the near future, the Company's control of these entities is likely to be temporary and therefore AMGAM and AGRM are not included in the consolidated financial statements for financial reporting purposes. The Company follows the equity method of accounting for its investment in AMGAM and AGRM. (See Note 3).

Revenues
Revenues are principally from an equity interest in a riverboat gaming entertainment complex (see Note 7).


<PAGE 50>

Assets Held for Sale
Assets held for sale are stated at the lower of cost or net realizable value and consist primarily of land, buildings and assets which, at the respective times of purchase, were anticipated to be utilized in casino gaming projects. Management periodically reviews the status of such assets as well as the likelihood of gaming being legalized in the jurisdiction related to the asset and, if necessary, adjusts the carrying value of such assets to estimated fair market value (See Notes 6 and 7).

Property and Equipment
Property and equipment are carried at cost. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method based on the following:

     Furniture, fixtures and equipment     3-10 years
     Software                                 5 years

Leased assets at December 31, 1998 consist of the Gold Coast
Barge, net of accumulated depreciation (See Note
3), calculated on the straight-line method over a 10 year life.

Loss For Common Stockholders Per Common Share
Loss for common stockholders per common share is computed by dividing net loss for common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss for common stockholders per common share includes the effect of potential dilution from the exercise of outstanding potential shares of common stock into common stock using the treasury stock method. For the years ended December 31, 1998 and 1997, the Company's Series A Preferred Stock, Series C Cumulative Preferred Stock ("Series C Preferred Stock"), Series D Cumulative Preferred Stock ("Series D Preferred Stock"), Series E Preferred Stock and Common Stock options and warrants which are considered to be potential shares of common stock are excluded from the calculation of diluted loss for common stockholders per common share because they have an antidilutive effect. Accordingly, diluted loss for common stockholders per common share has not been presented.

Income Taxes
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse (See Note 12).

Asset Impairment
Long-lived assets are reviewed for impairment on an annual basis in conjunction with the preparation of the annual budget or when a specific event indicates that the carrying value of an asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows


<PAGE 51>

expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value (See Note 6).

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997. Reclassification of segment information for earlier periods presented for comparative periods is required under SFAS No. 131. The Company adopted SFAS No. 131 effective January 1, 1998 although presentation for interim periods in the initial year of adoption is not required. Adoption of this statement has not resulted in any changes to the Company's presentation of financial information for the year ending December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is effective for fiscal years beginning after June 15, 1999. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The


<PAGE 52>

Company is currently evaluating the impact the adoption of SFAS
No. 133 will have on its financial position and results of operations.

Reclassifications
Certain reclassifications have been made to the 1997 amounts in order to conform to the classifications used in 1998.

Supplemental Cash Flow Information
The Consolidated Statements of Cash Flows exclude the effects of certain noncash financing activities, as follows:

                                           1998                 1997
                                         ______               ______

Dividends on Series C and D
  Preferred Stock                      $600,000              $600,000
Accretion on Series C, D and E
  Preferred Stock                     1,267,000             1,266,000

The Company paid interest of approximately $3,000 for the year ended December 31, 1997; no interest was paid for the year ended
December 31, 1998. The Company paid no income taxes for the years ended December 31, 1998 and 1997 (See Note 12).

Note 2 - Nature of Business

The Company owns equity interests in various properties which, at the respective times of purchase, the Company anticipated could be utilized in casino gaming projects. The Company has a 4.9% beneficial equity interest in a riverboat gaming and entertainment complex in Rising Sun, Indiana, which interest is in the process of being sold (See Note 7). President Mississippi Charter Corporation ("PMCC") is leasing from the Company the Gold Coast Barge which the Company owns and on which the Company had previously operated the Gold Shore Casino (See Note 3). The Company is no longer actively seeking to develop gaming projects and is currently managing its equity interests. Given the Company's present financial and liquidity position, the legal problems described below relating to Shamrock, Bennett Funding and Bennett Management and the Company's litigation described below (see Notes 3, 4, 5 and 13), the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming ventures.

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


<PAGE 53>

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

Note 3 - Subsidiary Bankruptcies and Related Legal Proceedings

Historical Information
Prior to 1997, an involuntary petition for liquidation under Chapter 7 of the Code was filed with the United States Bankruptcy Court, Southern District of Mississippi (the "Mississippi Bankruptcy Court") against AMGAM, which operated the Gold Shore Casino in Biloxi, Mississippi. The case was subsequently converted into a reorganization under Chapter 11 of the Code. Additionally, prior to 1997, AGRM, which owned and leased certain property in Vicksburg, Mississippi, filed a voluntary petition for reorganization under Chapter 11 of the Code with the Mississippi Bankruptcy Court.

Gold Coast Barge/Charter
Prior to 1997 and the bankruptcy proceedings of AGRM and AMGAM, the Gold Coast Barge had been transferred to the Company from AGRM in exchange for the cancellation of AGRM's guaranty to the Company of certain unpaid lease obligations of AMGAM to the Company. Pursuant to a Charter Agreement (the "Charter Agreement") entered into prior to 1997 between the Company and PMCC, PMCC is leasing the Gold Coast Barge from the Company. PMCC is responsible for operating, insurance and maintenance costs of the Gold Coast Barge under the terms of the Charter Agreement.

Prior to 1997, a preliminary injunction (the "Preliminary Injunction"), which was agreed upon by the Official Committee of Unsecured Creditors of AMGAM Associates (the "AMGAM Committee") and the Official Committee of Unsecured Creditors of American Gaming and Resorts of Mississippi, Inc. (collectively, the "Committees") and the Company, was entered, and subsequently revised and extended, by the Mississippi Bankruptcy Court, (i) to require that all payments under the Charter Agreement (the "PMCC Payments") be deposited into an escrow account (the "Escrow Account") for the benefit of the creditors of AMGAM and AGRM pending confirmation of a proposed joint plan of liquidation and
(ii) to allow a monthly payment from the Escrow Account to the Company in the amount of $282,000 for the Company's monthly operating expenses subject, however, to a term sheet (the "Term Sheet") for a proposed joint plan of liquidation executed by the Company, Shamrock, AMGAM, AGRM and the Committees.

For the year ending December 31, 1997, PMCC made PMCC Payments through May 1997 (the "Original Charter Payments") totaling approximately $822,000. The Company received Original Charter Payments of approximately $706,000 pursuant to the Preliminary Injunction and the


<PAGE 54>

Term Sheet. IGT, a creditor in the AMGAM bankruptcy case, subsequently objected to the Company receiving disbursements under the Preliminary Injunction and the Company has received no such disbursements since May 1997.

Effective October 30, 1998, PMCC and the Company entered into an amendment to the Charter Agreement (the "Charter Amendment"). The Charter Amendment was entered into with the concurrence of AMGAM, AGRM, the Committees and Shamrock (collectively with the Company, the "AMGAM Group"). Pursuant to the Charter Amendment, among other things, (i) PMCC paid $4,105,000 (the "Amendment Payments") into the Escrow Account in addition to the Original Charter Payments, (ii) PMCC agreed to pay into the Escrow Account a monthly charter payment of $215,000 for the period from December 1, 1998 through April 15, 2000 (the "Remaining Charter Term") (and has made all such payments through February 28, 1999), (iii) PMCC agreed to pay into the Escrow Account a late fee of $21,500 for each PMCC Payment which is paid later than the tenth of such month, (iv) PMCC and the AMGAM Group agreed to fund equally an escrow account not to exceed $1,000,000 to remove the Gold Coast Barge from PMCC's Biloxi, Mississippi site at the end of the Remaining Charter Term, (v) at any time during the Remaining Charter Term, PMCC has the right to make a written offer to purchase the Gold Coast Barge, which offer shall be deemed accepted unless rejected by the AMGAM Group within thirty days of receipt of such offer, (vi) the Charter Agreement or the Gold Coast Barge may be assigned or sold, subject to PMCC's written consent, which may not be unreasonably withheld, (vii) during the Remaining Charter Term, PMCC has a right of first refusal to purchase the Gold Coast Barge on the same terms and conditions set forth in any offer acceptable to the AMGAM Group and (viii) PMCC and the AMGAM Group executed mutual releases and are filing appropriate pleadings seeking dismissal, with prejudice, of all lawsuits and counterclaims, including suits brought by the Company against PMCC and President Riverboat Casino - Mississippi, Inc. and counterclaims filed by PMCC against the Company alleging various respective breaches of the Charter Agreement.

The Company has not accrued for the cost to remove the Gold Coast Barge from PMCC's Biloxi, Mississippi site at the end of the Remaining Charter Term. PMCC has the right to make an offer to purchase the Gold Coast Barge and has a right of first refusal during the Remaining Charter Term, and therefore the Gold Coast Barge may not be removed from PMCC's site. Also, the Company is unable, at this time, to estimate the cost of such removal, if necessary.

On March 1, 1999, the Company, AMGAM, AGRM, the Committees and the trustee (the "Bennett Trustee") for Bennett Funding and Bennett Management under the Code and as president of Shamrock, filed a motion in the Mississippi Bankruptcy Court requesting, among other relief, that the Mississippi Bankruptcy Court establish procedures for competitive bidding to purchase the Gold Coast Barge. Such procedures would require bids not less than $5,000,000, with $1,000,000 in cash being deposited with the Mississippi Bankruptcy Court prior to the sales hearing. The Mississippi Bankruptcy Court denied the motion without prejudice, thereby allowing the motion to be filed again.


<PAGE 55>

Shamrock Claims
Prior to 1997, the Company, Shamrock and Bennett Management executed certain agreements whereby the Company agreed to assign all its rights and interests in the Charter Agreement, including all rights to charter payments, and the Gold Coast Barge to Shamrock and Bennett Management, respectively, for cancellation of approximately $22,722,000 in debt due Shamrock with respect to the Gold Shore Casino and Shamrock's assumption of the Ship Mortgage (collectively, the "Bennett Debt Exchange"). Although Shamrock assumed a first preferred ship mortgage held by Shamrock on the Gold Coast Barge in the amount of approximately $2,041,000 (the "Ship Mortgage"), the Bennett Debt Exchange was never consummated. However, Shamrock notified the Company that the Company had not fulfilled its obligations under the Bennett Debt Exchange and that Shamrock was entitled to all charter payments. The Company continued to utilize the charter payments for its operating needs from the date Shamrock was licensed with the Mississippi Gaming Commission because the Company's management determined that, because of the Company's liquidity problems, consummating the Bennett Debt Exchange would prevent the Company from meeting its obligations to its creditors and would have required the Company to file a formal plan of reorganization or liquidation. Consequently, the Company recorded charter payments received by the Company from such date through December 31, 1997 totaling approximately $5,918,000 as indebtedness to Shamrock ("Charter Debt"), as if the Bennett Debt Exchange had been consummated. Additionally, the Company recorded interest expense of approximately $2,120,000 on such indebtedness ("Charter Debt Interest Expense"). As discussed below, the Company has recorded the Charter Debt as deferred revenue and reversed the Charter Debt Interest Expense.

Prior to 1997, the Bennett Trustee, who, pursuant to information from the Bennett Trustee, is the sole owner of Shamrock, orally notified the Company that Shamrock, as a result of Shamrock being the holder of the Ship Mortgage and a second preferred ship mortgage on the Gold Coast Barge in the amount of $31,101,000 (the "Second Mortgage"), which secure debt due Shamrock with respect to the Gold Coast Barge, was entitled to all payments to be received by the Company from the Escrow Account with respect to PMCC Payments. However, the Company continued to utilize such payments for its operating needs (See Note 5).

Pursuant to an agreement dated November 5, 1997 (the "Escrow Allocation Agreement") with Shamrock, the Company would have received a percentage of any funds related to the charter or sale of the Gold Coast Barge disbursed to the Company and the Bennett Entities, jointly, from the bankruptcy cases of AMGAM and AGRM. On October 21, 1998, the Company and the Bennett Entities agreed that, notwithstanding the Escrow Allocation Agreement, any AGEL/Shamrock Payments (as defined below) would be escrowed and disbursed only upon the order of the United States Bankruptcy Court, Northern District of New York (the "New York Bankruptcy Court"). Shamrock has orally notified the Company that any AGEL/Shamrock Payments should be paid to Shamrock to reduce the Company's indebtedness to Shamrock (See Note 5).

As discussed above, Shamrock agreed that any amounts related to the charter or sale of the Gold Coast Barge received by Shamrock from the AMGAM and AGRM bankruptcy proceedings will


<PAGE 56>

reduce the Company's indebtedness to Shamrock. Pursuant to the Charter Amendment, Shamrock acknowledged the Company as the owner of the Gold Coast Barge. On January 4, 1999, the Bennett Trustee, as trustee for Bennett Funding and Bennett Management and as president of Shamrock, filed proofs of claim in the AMGAM and AGRM bankruptcy proceedings, asserting claims based upon Shamrock holding the Ship Mortgage and the Second Mortgage, but not based upon any rights under the Bennett Debt Exchange. The Company has therefore determined that Shamrock has implicitly acknowledged that the Bennett Debt Exchange was never consummated and that the Company had the right to utilize the charter payments. Accordingly, as stated in the Company's prior filings with the Securities and Exchange Commission, the Company, as of December 31, 1998, reversed the Charter Debt Interest Expense of approximately $2,120,000. However, the Company has recorded the Charter Debt of approximately $5,918,000 as deferred revenue because the Complaint (as defined below), which challenges the Company's ownership of the Gold Coast Barge, is still pending. The Company also recognized the Amendment Payments of approximately $4,105,000 and the December 1998 charter payment of $215,000 made by PMCC as deferred revenue for the year ended December 31, 1998. Cash received from the Amendment Payments and the December 1998 charter payment is recorded as "Restricted Cash" in the accompanying Consolidated Balance Sheets. If the Complaint is dismissed, pursuant to the Consensus Plan (as defined below) or otherwise, the Company will recognize the deferred revenue amounts as revenue. If the Consensus Plan is approved and confirmed, and the cash in the Escrow Account is distributed, 30% of the cash distributed relating to charter payments under the Charter Amendment, including the Amendment Payments, shall be used to reduce "Estimated Net Liabilities for Subsidiaries in Bankruptcy" in the accompanying Consolidated Balance Sheet as of December 31, 1998. As discussed above, 70% of the cash distributed relating to charter payments under the Charter Amendment, including the Amendment Payments, shall be used to reduce the Company's indebtedness to Shamrock.

Proposed Plan of Liquidation
On March 15, 1999, AMGAM, AGRM, the Committees, the Company,
Shamrock and IGT agreed in principle on a proposed joint plan of liquidation (the "Consensus Plan") for AMGAM and AGRM.

Pursuant to the Consensus Plan, each administrative and priority claim, as defined in the Code, incurred in connection with the bankruptcy proceedings of AMGAM and AGRM would be paid in full from the respective estates of AMGAM and AGRM in accordance with statutory priorities pursuant to the Code.

Pursuant to the Consensus Plan, each secured claim would be either paid in full from the sale of the related collateral or satisfied in full by abandoning the collateral to the secured creditor, except for (i) the Ship Mortgage and the Second Mortgage and (ii) a guaranteed claim of IGT in the amount of $1,400,000 (the "IGT Guaranteed Claim"). The Ship Mortgage, the Second Mortgage and the IGT Guaranteed Claim would each be treated as discussed below. The balance of the claim of IGT would be treated as an unsecured claim.


<PAGE 57>

Pursuant to the Consensus Plan, the IGT Guaranteed Claim will be paid in four equal installments. The first installment will be payable upon the effective date of the Consensus Plan from 30% of the PMCC Payments, including the Amendment Payments, in the Escrow Account. The second installment will be paid from 30% of the PMCC Payments made during the Remaining Charter Term. The third installment will be paid from 28% of the first $3,000,000 of net proceeds from a sale of the Gold Coast Barge, if any. The fourth and final installment will be paid from 25% of the net proceeds in excess of $3,000,000, if any, from a sale of the Gold Coast Barge.

Pursuant to the Consensus Plan, each unsecured claim, excluding any claims of the Company and Shamrock, would be paid from the assets of the respective estates of AMGAM and AGRM. Such assets would include, subject to the payment of the installments of the IGT Guaranteed Claim, as discussed above, (a) 30% of all PMCC Payments, including the Amendment Payments (as defined below),
(b) 28% of the first $3,000,000 of net proceeds from a sale of the Gold Coast Barge, if any, and (c) 25% of the net proceeds in excess of $3,000,000, if any, from a sale of the Gold Coast Barge. Such assets would additionally include the funds remaining in the Escrow Account with respect to all FF&E Payments (as defined below) and the sale of the leases comprising the Gold Shore Casino site.

Pursuant to the Consensus Plan, the Company's and Shamrock's unsecured claims, and the Ship Mortgage and the Second Mortgage would be paid from (a) 70% of all PMCC Payments under the Charter Amendment, including the Amendment Payments, (b) 72% of the first $3,000,000 of net proceeds from a sale of the Gold Coast Barge, if any, and (c) 75% of the net proceeds in excess of $3,000,000, if any, from a sale of the Gold Coast Barge (collectively, the "AGEL/Shamrock Payments").

Pursuant to the Consensus Plan, all equity interests of the Company in AMGAM and AGRM would be canceled as of the effective date of the Consensus Plan and the Complaint and all other litigation brought against the Company would be dismissed with prejudice, that is, the Committees would be precluded from filing any action against the Company based on the alleged causes of action set forth in the Complaint or any such other litigation.

The amounts to be paid to creditors would be subject to the claim allowance process in the AMGAM and AGRM bankruptcies, pursuant to which all allowed claim amounts, in the order set forth above, would be fixed for purposes of distributions under the Consensus Plan.

The Mississippi Bankruptcy Court has scheduled a hearing on the Consensus Plan disclosure statement on April 12, 1999. There can be no assurance that the creditors in the AMGAM and AGRM bankruptcy proceedings will approve the Consensus Plan in accordance with the provisions of the Code or that the Consensus Plan will thereafter be confirmed by the Mississippi Bankruptcy Court.


<PAGE 58>

Litigation
Prior to 1997, the AMGAM Committee filed an adversary complaint (the "Complaint") in the Mississippi Bankruptcy Court challenging the transfer of the Gold Coast Barge to the Company seeking, among other things, that all PMCC Payments be deposited into the Escrow Account. If (i) the Consensus Plan is not approved by the creditors in the AMGAM and AGRM bankruptcy proceedings in accordance with the provisions of the Code or thereafter confirmed by the Mississippi Bankruptcy Court and (ii) the AMGAM Committee prevails on the Complaint, the Company would not be able to meet its obligations as they come due. In such case, the Company would then need to pursue a formal plan of reorganization or liquidation.

Pursuant to an order (the "PMCC Order") of the Mississippi Bankruptcy Court, prior to 1997 PMCC acquired from AMGAM all of the furniture, fixtures and equipment, including certain slot machines, formerly used in the operation of the Gold Shore Casino in exchange for the promise to make to AMGAM an initial payment of approximately $48,000 and twenty-six equal monthly payments of approximately $121,000 totaling approximately $3,188,000 (the "FF&E Payments"). Prior to 1997, PMCC made FF&E Payments totaling approximately $1,618,000, of which amount the Company received approximately $411,000. PMCC made no FF&E Payments for the years ending December 31, 1998 or 1997. FF&E Payments, other than those received by the Company, are being escrowed in the AMGAM bankruptcy proceeding pending a determination by the Mississippi Bankruptcy Court as to the disposition of such proceeds. The Company has no claim to the escrowed FF&E Payments. On January 31, 1997, AMGAM and the AMGAM Committee filed suit in the Mississippi Bankruptcy Court (Adv. No. 970868) against PMCC and an affiliate seeking payment of all FF&E Payments currently due under the PMCC Order, among other relief. This matter is set for a hearing by the Mississippi Bankruptcy Court on April 13, 1999.

Prior to 1997, the U.S. Department of Labor (the "DOL") informed AMGAM that it had concluded an investigation of the AMGAM Associates d/b/a Gold Shore Casino Associate Benefit Plan (the "AMGAM Benefit Plan") for the period May 15, 1994 through September 20, 1995. As a result of such investigation, the DOL has alleged that AMGAM and possibly certain related parties and/or AMGAM officers violated, and continue to violate, certain provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") with respect to the administration of the AMGAM Benefit Plan. The DOL has indicated that AMGAM's failure to take necessary corrective action may result in the referral of this matter to the Office of the Solicitor of Labor for possible legal action. In addition, whether or not any such referral is made, AMGAM is and would remain liable to possible legal action by other parties including plan fiduciaries and plan participants or their beneficiaries. Certain violations of ERISA may also result in the assessment of civil penalties by the Secretary of Labor against the violating parties. The DOL has requested AMGAM to discuss how such violations noted in the DOL's investigation may be corrected and how to restore any losses to the AMGAM Benefit Plan. The Company responded to such allegations and advised the DOL (i) that AMGAM does not believe that there have been any fiduciary violations or prohibited transactions under ERISA, (ii) AMGAM intends to satisfy medical claims due and payable under the AMGAM Benefit Plan to the extent permitted by the Code and the Bankruptcy Court and intends to use its best efforts to


<PAGE 59>

seek priority status under the Code for the payment of such medical claims, and (iii) in no event will the amount paid with respect to such medical claims be less than the employee contributions collected under the AMGAM Benefit Plan after March 28, 1995. Although the actions taken by AMGAM, certain related parties and AMGAM officers with respect to the AMGAM Benefit Plan will be vigorously defended, the outcome of this matter is uncertain. Any legal action or civil penalties arising out of this matter could materially affect the Company and its business and financial condition.

Prior to 1997, two stockholders of the Company, who were bondholders and stockholders of AGRM prior to the merger of AGRM into the Company (the "Merger"), filed suit against the Company and three former officers and/or directors of AGRM in the Circuit Court of Harrison County, Mississippi, Second Judicial District (Civil Action No. A2402-96-00210). The plaintiffs allege (i) federal and state securities fraud by the defendants based on alleged fraudulent misrepresentations made by the defendants in connection with plaintiffs' decision to purchase common stock of AGRM, to convert certain debentures issued by AGRM into common stock of AGRM and to tender their common stock of AGRM in exchange for Common Stock of the Company in connection with the Merger and (ii) a breach of directors' duties of good faith and due care by the three former officers and/or directors of AGRM. The plaintiffs are seeking compensatory damages in the amount of $250,000, punitive damages in the amount of $1,000,000 and attorneys fees and costs. As discovery and depositions have not yet commenced, outside counsel to the Company, due to the limited facts available on this matter, is unable to predict the outcome of this lawsuit. However, should the plaintiffs prevail, this litigation would have a material adverse effect on the Company's business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation.

A formal plan of reorganization or liquidation would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that the stockholders of the Company will recover any of their investment in the Company.

Deconsolidation of Subsidiaries
The Company has determined that, because of the AMGAM and AGRM
Chapter 11 bankruptcy filings and the expected liquidation in the near future of AMGAM and AGRM under a consolidated plan of liquidation, it would be appropriate to deconsolidate AMGAM and AGRM.


<PAGE 60>

The Company has accrued approximately $3,710,000 as management's estimate of the settlement liabilities to be paid to unsecured creditors of AMGAM and AGRM pursuant to the Term Sheet and the Consensus Plan. For the year ended December 31, 1998, estimated net liabilities for subsidiaries in bankruptcy was reduced by $781,000 based upon the anticipated distributions under the Consensus Plan. For the year ended December 31, 1997, estimated net liabilities for subsidiaries in bankruptcy was reduced by (i) $375,000 relating to the settlement of a lawsuit brought by IGT
(see Note 6) and (ii) approximately $147,000 relating to the portion of PMCC Payments paid by PMCC into the Escrow Account for the benefit of creditors of AMGAM and AGRM. It is reasonably possible that the Company's ultimate settlement of these liabilities will change in the near term due to the uncertainties regarding the bankruptcies of AMGAM and AGRM, the charter of the Gold Coast Barge and potential sale, if at all, of the Gold Coast Barge, and that the effect of such uncertainties could be material to the Company's financial statements. The Company has classified the long term portion of this liability in the accompanying Consolidated Balance Sheet as of December 31, 1998 and 1997 in the amounts of $1,640,000 and $3,329,000, respectively, as "Long Term Portion of Estimated Net Liabilities for Subsidiaries in Bankruptcy." There can be no assurance that the Company, AMGAM, AGRM and the Committees will agree on a joint plan of liquidation for AMGAM and AGRM with terms and conditions substantially equivalent to the Consensus Plan, that the creditors in the AMGAM and AGRM bankruptcy proceedings will approve any such plan in accordance with the provisions of the Code or that any such plan will thereafter be confirmed by the Mississippi Bankruptcy Court.

Note 4 - Related Party Developments

Prior to 1997, the U.S. Securities and Exchange Commission (the "Commission") charged Bennett Funding and Bennett Management with securities fraud. Bennett Funding and Bennett Management subsequently filed for protection under Chapter 11 of the Code. On June 3, 1998, Shamrock filed for protection under Chapter 11 of the U.S. Bankruptcy Code for reasons that the Company believes are unrelated to the Company. The ultimate impact, if any, of these allegations on the accompanying consolidated financial statements can not presently be determined.

Note 5 - Liquidity and Continuation of Business

The Company has sustained recurring operating losses since its inception, including significant losses related to the Gold Shore Casino, as more fully set forth below. The Company also has had a history of insufficient liquidity and has been dependent upon the Bennett Entities for both working capital and project related financing. However, as a result of the bankruptcy filings of Bennett Funding, Bennett Management and Shamrock and the filing by the Commission of


<PAGE 61>

securities fraud charges against Bennett Funding and Bennett
Management (See Note 4), the Company does not anticipate receiving any additional funds from the Bennett Entities.

The Company had available cash of approximately $123,000 as of December 31, 1998. The Company believes that such cash is sufficient to fund the Company's operations, excluding the Company's obligations to Shamrock and, if applicable, Bennett Management, through the middle of 1999, based on the Company's current level of operations and projected expenditures. The Company does not anticipate receiving additional funds and therefore will probably not have sufficient cash to operate beyond such date. The Company would then need to pursue a formal plan of reorganization or liquidation.

On March 10, 1999, Shamrock advised the Company that it should consult Shamrock before utilizing the net proceeds of $415,000 from the sale on March 1, 1999 of a former railroad station in Mobile, Alabama (the "GM&O Building") for working capital purposes (See Note 6). If Shamrock demands that such funds to be utilized to repay indebtedness due to Shamrock, the Company would need to pursue a formal plan of reorganization or liquidation.

As of December 31, 1998, the Company had recorded as "Restricted Cash" approximately $1,119,000 attributable to profit distributions and interest thereon received by the Company relating to the Company's 24.5% beneficial equity interest (the "RSR Interest") in RSR, LLC ("RSR"), a limited liability company formed by the Company and a group of non-affiliated individuals, representing the equivalent of a 4.9% equity interest in a riverboat gaming and entertainment complex in the City of Rising Sun, Indiana on the Ohio River (the "Rising Sun Project"). The Company has transferred legal title to the RSR Interest to NBD Bank, N.A., as trustee ("NBD"). NBD is holding the distributions received in respect of the RSR Interest in trust until such time as NBD sells or otherwise disposes of the RSR Interest in accordance with the provisions of a trust agreement entered into between the Company and NBD (see Note 7). Shamrock has orally notified the Company that all net proceeds received by the Company from the sale of the RSR Interest and the cash held by NBD attributable to the RSR Interest should be paid to Shamrock to reduce the Company's indebtedness to Shamrock. The amount of any such payments will reduce the Company's indebtedness to Shamrock.

As of December 31, 1998, the Amendment Payments and the December 1998 charter payment made by PMCC of approximately $4,320,000, collectively, is also recorded as restricted cash. Shamrock has orally notified the Company that any AGEL/Shamrock Payments disbursed from such restricted cash account should be paid to Shamrock to reduce the Company's indebtedness to Shamrock. Any such cash not disbursed to Shamrock will be disbursed to the creditors of AMGAM and AGRM. (See Note 3).

As of December 31, 1998, the Company owes approximately $59,728,000 to Shamrock. The Company is delinquent in the payment of interest due on its various obligations to Shamrock totaling approximately $19,882,000, included in the amount above, as of December 31, 1998 and is therefore in default with respect to such payments under the Company's various loan agreements with Shamrock. Additionally, the Company has agreed to repay indebtedness to


<PAGE 62>

Shamrock of $125,000 from the sale in 1997 of certain securities, which amount has not yet been paid to Shamrock.

Shamrock has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock all of Bennett Management's rights and obligations under all agreements previously executed by and between the Company and Bennett Management including, without limitation, (i) a security agreement whereby the Company granted to Bennett Management a security interest in all of the Company's accounts receivable and all bank accounts in the State of New Jersey to secure all obligations owing by the Company to Bennett Management and its affiliates (the "Security Agreement") and (ii) under an operating lease between the Company and Bennett Management (the "SCS Lease") with respect to the "Sioux City Sue" riverboat vessel and its supporting barge (the "SCS Barge", collectively with the "Sioux City Sue" riverboat vessel, the "Vessels"). However, the Company has not been provided with written evidence of such assignment and, as the result of the bankruptcy filing of Bennett Management, any such assignment might be challenged as a fraudulent transfer or voidable preference under the Code. There can be no assurance that such assignment was entered into between Shamrock and Bennett Management or, if entered into, that it will not be voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management or otherwise voided on other grounds if any such assignment became effective within one year prior to the bankruptcy filing of Bennett Management.

Any action taken by Shamrock or Bennett Management, to the extent an assignment to Shamrock of Bennett Management's interest in the Security Agreement never took place or is voided as a fraudulent transfer, voidable preference or otherwise in the bankruptcy proceeding of Bennett Management, with respect to its rights and remedies in connection with defaults under the Company's various loan agreements, as discussed above, would have a material adverse effect on the Company's business and financial condition and the Company would need to pursue a formal plan of reorganization or liquidation. Such actions by Shamrock or Bennett Management could include foreclosing on (i) the Gold Coast Barge pursuant to the Ship Mortgage, the Second Mortgage and other agreements and (ii) all of the Company's accounts receivable and bank accounts located in the State of New Jersey pursuant to the Security Agreement. There can be no assurance that Shamrock or, if necessary, Bennett Management will agree to modify, terminate or restructure the obligations due from the Company to Shamrock and, if applicable, Bennett Management. Failure to obtain such modification, termination or restructuring would have a material adverse effect on the Company and the Company would need to pursue a formal plan of reorganization or liquidation. Any action to be taken by Shamrock or Bennett Management in connection with modifying or terminating any obligations from the Company would probably require the approval of the New York Bankruptcy Court.

The Company has not experienced any success in raising debt or equity financing from sources independent of the Bennett Entities and has no present commitments or other alternatives for such financing. Given the Company's historical operating losses and present liquidity position and the legal problems described above relating to certain Bennett Entities it is unlikely that the


<PAGE 63>

Company will achieve any success raising additional equity, working capital or long-term project related financing.

Given the Company's present financial and liquidity position, the legal problems described above relating to certain Bennett Entities and the Company's litigation (See Notes 3, 4 and 13), the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming ventures. The Company's ability to continue in business is primarily dependent upon its ability to obtain sufficient funds for its operations. However, as stated above, the Company does not anticipate receiving additional funds and would then need to pursue a formal plan of reorganization or liquidation. Additionally, the Company's ability to continue in business is dependent upon its ability to (i) obtain Shamrock's and, if necessary, Bennett Management's agreement to modify, terminate or restructure all obligations due from the Company to Shamrock and, if applicable, Bennett Management, (ii) consummate the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, and (iii) satisfactorily resolve the litigation filed against the Company (See Notes 3, 4, 8 and 13). However, there can be no assurance the Company will be successful in obtaining Shamrock's and, if necessary, Bennett Management's agreement to modify, terminate or restructure all obligations due from the Company to Shamrock and possibly Bennett Management, consummating the liquidations of AMGAM and AGRM under Chapter 11 of the Code under plans acceptable to the Company or satisfactorily resolving the litigation filed against the Company. If the Company is unsuccessful in these efforts, the Company would then need to pursue a formal plan of reorganization or liquidation of the Company.

A formal plan of reorganization or liquidation would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that the stockholders of the Company will recover any of their investment in the Company.

Note 6 - Discontinued Ventures

Keno
Prior to 1997 the Company entered into an assignment and transfer agreement with American Heartland Corporation ("AHC") and Big Red Keno, Ltd., a licensed keno operator in Omaha, Nebraska, pursuant to which the Company transferred and assigned to AHC all of the Company's right, title and interest to all of the assets utilized by the Company in the conduct of its keno gaming activities in exchange for $500,000 in cash and a promissory note to the Company in the principal amount of approximately $1,112,000 (the "Keno Note"). The Company received principal and interest payments on the Keno Note totaling approximately $300,000 for each of the years ended December 31, 1998 and 1997, respectively. On September 22, 1998, AHC asserted set offs against the Keno Note aggregating approximately $198,000. On January 8, 1999, the Company agreed to the payment of $300,000 from AHC in full satisfaction of the Keno Note and accordingly recorded a writedown in the value of the Keno Note in the amount of $165,000


<PAGE 64>

for the year ended December 31, 1998. The non-current portion of the Keno Note at December 31, 1997 of approximately $465,000 is included in "Other non-current assets" in the accompanying
Consolidated Balance Sheets.

Sioux City Sue
Prior to 1996, Bennett Management consummated the purchase of the Vessels from a third party. In conjunction therewith, the Company entered into the SCS Lease with Bennett Management whereby the Company leased the Vessels for casino gaming purposes at a monthly rental of approximately $106,000 plus operating and maintenance expenses. The Company, pursuant to such lease, insured the Vessels and named Bennett Management as an additional insured party. Prior to 1996, the Vessels were vandalized and burglarized and the supporting barge was grounded, giving rise to insurance claims for theft and property damage (collectively, the "Claims"). The Company has been advised by Shamrock that the SCS Barge was sold by Shamrock on November 20, 1996. The Company has advised Shamrock that it believes that the SCS Lease terminated on such date. Effective August 10, 1998, the Company assigned to Bennett Management the Company's right to proceed against the underwriters who issued the marine insurance policy covering the Vessels and the right to collect the insurance proceeds, if any, from the Claims.

Shamrock has orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock all of Bennett Management's rights and obligations under the SCS Lease. However, the Company has not been provided with written evidence of such assignment and, as the result of the bankruptcy filing of Bennett Management, any such assignment might be challenged as a fraudulent transfer or voidable preference under the Code. There can be no assurance that such assignment was entered into between Shamrock and Bennett Management or, if entered into, that it will not be voided as a fraudulent transfer or voidable preference in the bankruptcy proceeding of Bennett Management. The Company has not paid approximately $2,701,000 in rent to Bennett Management due under the SCS Lease as of December 31, 1998. Such amount is included in "Accrual for lease costs" in the accompanying Consolidated Balance Sheets at December 31, 1998 and 1997.

GM&O Building
Prior to 1997, the Company acquired the GM&O Building for approximately $1,006,000 in cash. Prior to 1997, the Company recognized writedowns in the value of its investment in the GM&O Building to reflect its fair market value. The value of the GM&O Building in the amount of $375,000 is included in "Other current assets" in the accompanying Consolidated Balance Sheet at December 31, 1998.

On March 1, 1999, the Company sold the GM&O Building in Mobile, Alabama to the City of Mobile for approximately $423,000. The Company intends to use the net sales proceeds of approximately $415,000 for working capital purposes. Shamrock has advised the Company that it should consult Shamrock before utilizing the net proceeds from the sale of the GM&O Building for working capital purposes (See Note 5).


<PAGE 65>

Prichard, Alabama
Prior to 1997, the Company purchased seven adjoining parcels of real estate in Prichard, Alabama for a total of approximately $676,000 for possible development in connection with a casino gaming facility. On March 27, 1997, the Company sold such parcels to the City of Prichard for $110,000. The net sales proceeds of approximately $98,000 were used to repay a portion of a promissory note payable to a former employee of the Company related to expenses that such employee incurred during his employment with the Company, which note was secured by such parcels. In addition, the Company had a lease through July 1997 for another parcel of real estate in Prichard, Alabama at a rent of approximately $22,000 per year, which lease was not renewed.

Multimedia Games, Inc. Preferred Stock
On October 10, 1997, the Company sold 12,500 shares of preferred stock of Multimedia Games, Inc. for $625,000, and recorded a net gain of approximately $625,000. The Company used $375,000 of such funds to settle a lawsuit brought by IGT seeking a judgment against the Company under a guarantee of AMGAM's indebtedness to IGT totaling approximately $3,306,000 (See Note 3). Pursuant to the Escrow Allocation Agreement, the Company agreed to use $125,000 of such funds to repay indebtedness due to Shamrock but has not yet made such payment (See Note 5).

Note 7 - Assets Held for Sale

Assets held for sale consists of the following at December 31, 1997:

                                        1997
                                       ______

     RSR Interest                    $ 56,000
     GM&O Building (See Note 6)       375,000
                                      _______
                                     $431,000
                                     ========

The RSR Interest and GM&O Building are both classified as "Other current assets" in the accompanying Consolidated Balance Sheet as of December 31, 1998.

Rising Sun
The Company owns the RSR Interest, representing the equivalent of a 4.9% equity interest in the Rising Sun Project. Effective August 23, 1996, the Company transferred legal title to the RSR Interest to NBD, as trustee. Additionally, at such time, the Company granted an irrevocable proxy to the other members of RSR (collectively, the "Remaining Members") to vote the RSR Interest in the same manner and proportion as the Remaining Members vote on any matter, provided, however, that such proxy may not be exercised to vote in favor of any action that could reasonably be viewed as decreasing or otherwise adversely affecting the value of the RSR Interest or the ability to sell or otherwise transfer the RSR Interest. The RSR Interest is in the process of being purchased from NBD, for the benefit of the Company, by either the Remaining Members or RSR at an average appraised fair market value. The Company has obtained an


<PAGE 66>

appraisal valuing the RSR Interest at $6 million. The Company understands that the appraisal obtained by RSR values the RSR Interest significantly lower, and therefore the Company and RSR in the process of obtaining an independent third appraisal.

Shamrock has orally notified the Company that the Company that all net proceeds received by the Company from the sale of the RSR Interest and the cash held by NBD attributable to the RSR Interest should be paid to Shamrock to reduce the Company's indebtedness to Shamrock. The amount of any such payments will reduce the Company's indebtedness to Shamrock (see Note 5). In 1998, the Board of Directors of the Company approved granting Shamrock a security interest in the RSR Interest in exchange for Shamrock agreeing to forebear from the exercise of any rights or remedies in respect of all obligations owing by the Company to Shamrock. No such security interest, however, has been granted.

For the years ended December 31, 1998 and December 31, 1997, the Company recorded revenues of approximately $445,000 and $623,000, respectively, attributable to the RSR Interest. Cash received from the Rising Sun Project is recorded as "Restricted Cash" in the accompanying Consolidated Balance Sheets.

Marine Star
In a prior year, the Company invested $3,000,000 in cash to acquire a 15% initial equity interest (with the right to increase its percentage ownership to 30%) in Empire Cruise Lines, Ltd., a Delaware corporation ("Empire"), which has acquired ownership of the Marine Star, a U.S. flag cruise ship suitable for refurbishment as a gaming vessel. Under an agreement with Empire, the Company has the right to manage the Marine Star. The Company does not have, nor does it anticipate having, the financial ability or personnel to manage such property as a gaming or other facility. The Company is currently assessing opportunities to sell its equity ownership in Empire. Additionally, the Company, on behalf of Empire, is currently seeking opportunities to sell the Marine Star. Prior to 1997, as a result of the Company's determination that (i) there is a substantial likelihood that the Marine Star will not be able to be utilized as a gaming project and (ii) the outstanding carrying costs of the Marine Star exceed its estimated net scrap metal value, the Company wrote off its investment in Empire.

Harolds Club Casino
Prior to 1997, pursuant to an agreement between Shamrock and the Company under which Shamrock provided the necessary funds to the Company to close the purchase of the Harolds Club casino in Reno, Nevada, the Company transferred to Shamrock title to the land and the building related to the Harolds Club. Shamrock assumed responsibility for all carrying costs of the Harolds Club property including, but not limited to, lease payments under certain land leases held by the Company related to the Harolds Club, taxes, insurance and utilities. Such land leases were assigned by the Company to Shamrock as of September 29, 1998. However, the Company could still be ultimately obligated under such leases, pursuant to certain guaranties of lease executed by the Company. The Company has been informed by Shamrock and the lessors under such leases that Shamrock has not made lease payments from April 1996 through February 1999 due under such leases or quarterly property taxes due under such leases, collectively totaling


<PAGE 67>

approximately $2,288,000. The lessors have, among other rights, the right to terminate the respective leases and hold the Company responsible for all obligations under such leases through the end of the respective lease terms. Four such leases require aggregate annual lease payments of approximately $548,000 for each of the years 1999 and 2000, subject to increase based upon increases in the Consumer Price Index, and have terms ending between April 2001 and October 2022. A fifth land lease relating to the Harolds Club, with an annual lease payment of approximately $72,000, subject to increase based upon increases in the Consumer Price Index, expired in June 1997. On March 25, 1997, the Company exercised its option to renew such land lease. However, the lessor has advised the Company that such option may not be exercised until all defaults currently existing under such land lease, including defaults in the payment of rent and real property taxes, are cured in full. If such land lease is not renewed, sale or development of the Harolds Club could be adversely affected.

The Company has recorded the unpaid lease payments and property taxes from April 1996 through December 1998 totaling approximately $2,133,000 (the "Unpaid Harolds Club Obligations") as current liabilities as of December 31, 1998. The Company has also recorded the amount of the Unpaid Harolds Club Obligations as a receivable due from Shamrock, but, as a result of the Company's determination that there is a substantial likelihood that such amounts will be uncollectible, the Company has fully reserved for such amounts at the same time such amounts have been recorded as a receivable.

Prior to 1997, Shamrock and the Company entered into an agreement pursuant to which Shamrock has agreed, upon the sale of the Harolds Club, to reimburse the Company for (i) all costs and expenses, in an amount not to exceed $15,000, incurred by the Company in connection with such sale, (ii) all reasonable attorneys' fees incurred by the Company in connection with litigation commenced against, among others, the Company by the five lessors of the Harolds Club property seeking, among other relief, payment of all unpaid lease payments and property taxes (see Note 13), and (iii) all reasonable costs and expenses incurred by the Company in connection with the operation and maintenance of the Harolds Club.

Pursuant to agreements between Shamrock and the Company entered into prior to 1997, the Company has the right to lease Harolds Club from Shamrock or, under certain circumstances, manage the Harolds Club. The Company does not have, nor does it anticipate having, the financial ability or personnel to exercise such lease option. Additionally, the Company has no current intention of exercising such lease option or managing the Harolds Club.

The Company is precluded from conducting casino operations in the Harolds Club prior to receipt of a gaming license from the Nevada
State Gaming Control Board. Prior to 1997, the Company withdrew, without prejudice to reapply, a previously filed licensing application.

On October 8, 1998, the New York Bankruptcy Court authorized the sale by Shamrock of the Harolds Club. Shamrock has advised the Company that such sale is scheduled to close by May 1999. The leases discussed above shall terminate at closing, and the Company shall be released from all obligations under such leases, except for environmental conditions resulting from the


<PAGE 68>

Company's intentional or negligent conduct. Additionally, lawsuits filed against the Company by the five lessors of the Harolds Club property and cross-claims filed against the Company by co-defendants will be dismissed upon closing (See Note 13).

Note 8 - Long Term Debt

Debt consists of $34,592,000 and $40,510,000 at December 31, 1998 and 1997, respectively, payable to Shamrock and certain related entities. All outstanding debt is classified as current, as discussed below. The balance at December 31, 1998 and 1997 is comprised of approximately (i) $1,066,000, at the end of each year, related to a working capital line of credit, (ii) $2,041,000, at the end of each year, related to a term loan to assist the Company in financing pertaining to the Gold Shore Casino, (iii) $5,918,000 of Charter Debt as of December 31, 1997 (see Note 3) (iv) $384,000, at the end of each year, related to the Company's utilization of slot machine sales proceeds, which slot machines were beneficially owned by Bennett Management and
(v) $31,101,000, at the end of each year, related to project financing for the Gold Shore Casino. The term loan is secured by the Ship Mortgage and the project financing loan is secured by the Second Mortgage. Of such project financing debt outstanding, $24,774,000 pertained to a previous project financing facility which was restructured in 1994 into one 7-year note requiring only interest payments through December 1995, and thereafter principal and interest payments based on a 15 year amortization, but with a balloon payment at the end of the seventh year. Such restructuring also required the Company to pay a refinancing fee equal to 10% of the balance of the amounts encompassed by the restructuring. The payment of the financing fee bore the same terms as the 7-year note.

The above amounts do not include approximately $2,701,000 as of December 31, 1998 and 1997, respectively, in rent due under the SCS Lease (See Note 6).

The weighted average rate of interest (stated or accrued) on all outstanding amounts due to Shamrock and certain related entities as of December 31, 1998 and 1997 was 13.49% and 13.83%,
respectively. Accrued and unpaid interest at December 31, 1998 and 1997 was $19,882,000 and $16,788,000, respectively. The
Company, as of December 31, 1998, reversed the Charter Debt Interest Expense (see Note 3). The weighted average rate of interest and amount of accrued and unpaid interest at December 31, 1997 includes (a) the Charter Debt Interest Expense and (b) interest expense reversed in the year ended December 31, 1998 in the amount of approximately $160,000 on indebtedness due Shamrock on which the Company has determined no interest is due. The Company is currently delinquent in the payment of interest due on its obligations to Shamrock and certain related entities. Accordingly, the Company has classified all of the outstanding debt to Shamrock and certain related entities as current as of December 31, 1998 and 1997.

Note 9 - Other Transactions with Shamrock and the Bennett Trustee

As of December 31, 1998, the Bennett Trustee and Shamrock, of which the Bennett Trustee is the sole stockholder, collectively own 100% of the outstanding shares of the Company's Series A


<PAGE 69>

Preferred Stock and approximately 47.3% of the outstanding shares of the Common Stock, thereby owning approximately 52.6% of the total voting power represented by the Company's outstanding voting securities. Additionally, the Bennett Trustee owns all of the outstanding shares of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock (see Note 10).

The Company does not have a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock, which were collectively convertible as of December 31, 1998 into 1,354,154,667 shares of Common Stock. On April 1, 1996, the Board of Directors voted to request the stockholders of the Company to approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares no later than the next annual meeting of the Company's stockholders. The Board of Directors has not set a date for such annual meeting. Assuming the Bennett Trustee converted as of December 31, 1998 that number of shares of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock convertible into the total number of the Company's presently authorized but unissued shares of Common Stock (i.e. 37,467,898 shares), the Bennett Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 86.8% of the total outstanding shares of Common Stock and approximately 87.1% of the total voting power represented by the total outstanding voting securities of the Company. Assuming the Company's stockholders approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares and the Bennett Trustee converted as of December 31, 1998 that number of shares of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock convertible into the total number of the Company's authorized but unissued shares of Common Stock immediately after giving effect to such amendment (i.e. resulting in a total of 487,467,898 shares of Common Stock being issued to the Bennett Trustee as of such date), the Bennett Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 98.7% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company. As of March 1999, the Bennett Trustee has not asserted any rights he may have against the Company for the Company's failure to maintain a sufficient number of authorized shares of Common Stock to enable the Bennett Trustee to convert all of the Series C Preferred Stock, Series D Preferred Stock and the Series E Preferred Stock.

Note 10 - Stockholders' Equity

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


<PAGE 70>

The shares of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, all of which outstanding shares are held by the Bennett Trustee, are senior to all other classes of the Company's outstanding stock. Each of the Series C Preferred Stock, Series D Preferred Stock and the Series E Preferred Stock is convertible by the holder thereof into the number of shares of Common Stock equal to the then-applicable redemption price for each such Series (as described below) divided by an amount equal to 75% of the average market price of Common Stock for the ten consecutive business days prior to the conversion date. Conversion of each of the Series C Preferred Stock, Series D Preferred Stock or Series E Preferred Stock could result in significant dilution to the ownership interest of the Company's stockholders. The Company has the right to redeem all three series of Preferred Stock at any time. The redemption price for each share of the three series of Preferred Stock (which price is also used to determine the conversion price) increases quarterly as follows: (i) for the Series C Preferred Stock, from a redemption price of $1,382.18 per share as of December 31, 1998, $29.17 per share per quarter; (ii) for the Series D Preferred Stock, from a redemption price of $1,327.99 per share as of December 31, 1998, $29.17 per share per quarter; and (iii) for the Series E Preferred Stock, from a redemption price of $1,257.08 per share as of December 31, 1998, $20.83 per share per quarter. The Series C Preferred Stock and the Series D Preferred Stock each have a current cumulative dividend rate of 7.5%. The Series E Preferred Stock has no stated dividend rate.

The terms of the Company's Series C Preferred Stock and Series D Preferred Stock each provide that the Company shall not declare or pay any dividends on the Common Stock or Series A Preferred Stock if there are, at such time, any cumulative accrued but unpaid dividends on the Series C Preferred Stock or Series D Preferred Stock, respectively. The Series C Preferred Stock and Series D Preferred Stock rank equally as to dividends. The Company has accrued and declared on the outstanding shares of Series C Preferred Stock and Series D Preferred Stock, but has not paid as of December 31, 1998, dividends which were due and payable as of December 31, 1994 totaling approximately $152,000 and approximately $152,000, respectively. The Company has accrued on the outstanding shares of Series C Preferred Stock and Series D Preferred Stock, but has not declared or paid as of December 31, 1998, dividends from January 1, 1995 through December 31, 1998 totaling approximately $1,175,000 and approximately $1,075,000, respectively. Although such dividends do not constitute actual liabilities of the Company until declared, the Company has accrued for such dividends because, under the terms of the Series C Preferred Stock and the Series D Preferred Stock, dividends are cumulative whether or not declared and the Company is prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends are unpaid. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.

Note 11 - Stock Options, Warrants and Other Compensation

The Company maintains a stock option plan (the "Stock Option
Plan") for employees which provides for the issuance of both incentive and nonqualified stock options to purchase shares of


<PAGE 71>

Common Stock at exercise prices not less than the fair market value of the Common Stock on the date of grant. Options outstanding vest over varying time periods, ranging from being fully vested upon issuance to being fully vested in March 1998, in accordance with the individual's stock option agreements. These options expire up to ten years from the date of grant. At December 31, 1998 and 1997 the Company has reserved 5,250,000 shares for the exercise of options granted under the Stock Option Plan. Transactions related to the Stock Option Plan were as follows:


<PAGE 72>

                                    Weighted                Weighted
                                    Average                 Average
                                    Exercise                Exercise
                                    Price Per               Price Per
                        1998        Share        1997       Share
                        ____        _________    ____       _________
Options
Outstanding at
Beginning of Year     1,505,406     $3.12     1,523,906     $3.12
Options granted              --        --            --        --
Options exercised            --        --            --        --
Options canceled             --     $3.12        18,500     $2.78
                      __________              _________
Options
Outstanding at end
of year                1,505,406    $3.12     1,505,406     $3.12
                       =========              =========

At December 31, 1998, all options were exercisable under the Stock Option Plan. Significant option groups outstanding at December 31, 1998 were as follows:



                                          Weighted
                                          Average      Weighted
                                       Exercise Price  Average
                                       Per Share of    Remaining
               Options                    Options      Contractual
             Outstanding                Outstanding    Life of
                and      Exercise Price     and        Options
Grant Dates  Exercisable     Range      Exercisable    Outstanding
___________  ___________  ___________   ___________    ___________

Pre-1993        392,281  $7.75 to $18.00    $8.46        1 years
    1994        583,125      $2.3125        $2.31        6 years
    1996        530,000  $0.0625 to $0.08   $0.07        8 years
              _________
    Total     1,505,406
              =========


The Company has determined that it will continue to account for employee stock-based transactions under APB No. 25. Accordingly, no compensation cost has been recognized for options issued with an exercise price equal to the market value of the Common Stock at the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company believes that had compensation cost been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123 there would have been no material effect on the Company's


<PAGE 73>

net loss and net loss for common stockholders per common share for the years ended December 31, 1998 and 1997. No options were granted during the years ended December 31, 1998 and 1997.

Prior to 1997, the Company's President and Chief Executive Officer was issued an irrevocable letter of credit in the amount of $62,500 to be paid in certain events, including remaining employed by the Company through September 11, 1997, which amount was recognized as compensation expense over a one year period ending on such date and paid to the Company's President and Chief Executive Officer at the end of such period. The Company's President and Chief Executive Officer is entitled to a severance payment of $250,000 in certain events, as specified in his employment agreement with the Company. Due to the uncertainty of such severance payment being earned, the Company has not accrued for such cost.

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

Transactions related to stock purchase warrants are summarized and more fully discussed below:



                                 Exercise Price                  Exercise Price
                      1998           Range            1997            Range
                      ____       ______________      ____       _______________
Warrants outstanding
  at beginning
  of year           182,813     $3.00 to $16.03     343,442     $3.00 to $16.03
Warrants expired or
  Canceled            4,063         $6.76           160,629     $4.00 to $16.00
                      _____                         _______
Warrants outstanding
  at end of year    178,750     $3.00 to $16.03     182,813     $3.00 to $16.03
                    =======                         =======



An equal number of shares of Common Stock have been reserved for future issuance in connection with the warrants. No warrants were issued or exercised in 1998 or 1997. All warrants outstanding at December 31, 1998 are exercisable.

Note 12 - Income Taxes

The Company has not provided for any tax benefit for net operating losses incurred because realization is not more likely than not. At December 31, 1998, the Company has net operating loss carryforwards for income tax purposes of approximately $52,640,000 that expire through the year 2013. In total, the Company has deductible temporary differences for differences between the reported amounts and the tax basis of its assets and liabilities of approximately $32,743,000. The difference between the reported amounts and the tax basis principally relates to certain start-


<PAGE 74>

up costs capitalized for tax purposes, allowances for amounts not collectible under financing agreements and other receivables, accrued expenses and different methods of depreciation. For financial reporting purposes, a valuation allowance has been recognized to completely offset the deferred tax assets related to the carryforwards and deductible differences. The change in valuation allowance during 1998 relates primarily to net operating losses generated for the year.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Tax Code") if a loss corporation has an "ownership change" (as defined in the Tax Code) within a designated testing period, its ability to use its net operating losses is subject to certain limitations. The Company has had various ownership changes for Section 382 purposes which limit the amount of pre-April 9, 1993 losses that may be utilized annually to offset taxable income. Net operating losses subject to an annual limitation as of April 9, 1993 amounted to approximately $17,000,000. Losses after April 9, 1993 totaling approximately $35,640,000 are also subject to such limitation as of the date of this filing. There can be no assurance that a future ownership change will not occur or that a past event will be determined to not be an ownership change which could further limit the utilization of the Company's net operating losses during future periods, nor can there be any assurance that operations of the Company will generate taxable income in future years so as to realize a tax benefit from such net operating losses.

Note 13 - Other Commitments and Contingencies

Leases
Future minimum lease payments at December 31, 1998 are approximately $5,000 under a noncancelable operating lease for the Company's office facilities.

Rental expenses under operating leases amounted to approximately
$8,000 and approximately $65,000 in 1998 and 1997, respectively.

Other Litigation
See Note 3 for a discussion of litigation related to AMGAM and AGRM.

Prior to 1997, in separate actions filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe (Case Nos. CV9604947, CV9604933, CV9604939, CV9604997 and
CV9604692), the five lessors of the Harolds Club property have filed suit against, among others, the Company and Shamrock seeking, variously, among other relief, (i) payment of all unpaid lease payments and property taxes, (ii) a court order voiding the transfer of the title to the land and the building related to the Harolds Club from the Company to Shamrock to the extent necessary to satisfy the claims of creditors of the Company, (iii) a court order prohibiting and enjoining Shamrock from transferring the title to the land and the building related to the Harolds Club during the pendency of the actions, (iv) temporary and permanent court orders mandating that the Company protect the grandfathered right of nonlicensed gaming on the leaseholds by locating a suitable gaming sub-tenant and (v) reasonable attorneys fees and costs of suit. The Company has filed answers in four actions. Judgment in one of the actions has been taken against co-defendants and the lessor's claim has been satisfied. In February 1998, judgment


<PAGE 75>

was taken against the Company in another action in the approximate amount of $591,000. The Company is presently considering its options regarding such judgment. If undisturbed, the judgment would have a material adverse effect on the Company's business and financial condition. The third action has been stayed to permit arbitration between the plaintiff and one of the defendants. Although the Company has filed an answer in the fifth action to the cross-claims of Hughes Properties, Inc. and Fitzgeralds Reno, Inc., the other defendants in such action, the plaintiff has not requested that an answer be filed by the Company and the pleadings in this case remain open. As pleadings are not yet closed, discovery is not completed and depositions have not commenced, outside counsel to the Company, due to the facts available on this matter, is unable to predict the outcome of these remaining suits. However, should the plaintiffs prevail, these suits would have a material adverse effect on the Company's business and financial condition. If the judgment is undisturbed or the plaintiffs in the remaining suits prevail, the Company would then need to pursue a formal plan of reorganization or liquidation.

The lawsuits filed against the Company by the five lessors of the Harolds Club property and cross-claims filed against the Company by co-defendants will be dismissed upon the closing of the pending sale of the Harolds Club. However, there can be no assurance that such sale will close (see Note 7).

On May 29, 1998, Richard C. Breeden, Trustee for The Bennett Funding Group, Inc., et. al., filed suit against the Company in the United States Bankruptcy Court, Northern District of New York (Bankruptcy Case No. 96-61376, Adversary Proceeding No. 98-70465A). The plaintiff alleges that payments made by The Bennett Funding Group, Inc. and related entities (collectively, "Bennett") to the Company between March 29, 1990 and March 29, 1996, collectively totaling approximately $70,155,000 (the "Transfers"), were actual or constructive fraudulent transfers by Bennett. In the alternative, the plaintiff alleges that all or some of the Transfers were loans by Bennett to the Company and are currently due and payable on demand. The plaintiff is seeking payment by the Company of the amount of the Transfers, accrued and unpaid interest, attorneys fees and costs. As discovery and depositions have not yet commenced, outside counsel to the Company is unable to predict the outcome of this lawsuit. However, should the plaintiff prevail, this litigation would have a material adverse effect on the Company's business and financial condition. The Company would then need to pursue a formal plan of reorganization or liquidation.

A formal plan of reorganization or liquidation would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that the stockholders of the Company will recover any of their investment in the Company.

In addition to the items set forth above, the Company is involved in other legal proceedings and claims of various types. While any litigation contains an element of uncertainty, it is the opinion of management, after consultation with counsel, that the outcome of each such other proceeding or claim which is pending or known to be threatened, or all of them combined, can be


<PAGE 76>

successfully defended or resolved. In addition, management is unable, with any degree of certainty, to predict the outcome, or to estimate the amount of, any liability, if any, that may result from these actions. However, management believes that none of such other proceedings or claims will have a material adverse effect on the Company's business or financial condition.


<PAGE 77>

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           American Gaming & Entertainment, Ltd.

Date:     4/14/99          By:   J. DOUGLAS WELLINGTON
     ____________________      _________________________
                                 J. Douglas Wellington
                                 President and
                                 Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

J. DOUGLAS WELLINGTON Date: 4/14/99      PAUL L. PATRIZIO  Date: 4/14/99
___________________________________      _______________________________
J. Douglas Wellington,                   Paul L. Patrizio,
President and                            Chairman of the Board of Directors
Chief Executive Officer, General
Counsel and Secretary, Principal
Financial Officer and Principal
Accounting Officer and Director


WILLIAM R. RAFFERTY    Date: 4/14/99
____________________________________
William R. Rafferty, Director


<PAGE 78>

                    EXHIBIT INDEX

EXHIBIT
  NO.                     DESCRIPTION                                  PAGE
_______                   ___________                                  ____

3.1    Restated Certificate of Incorporation                             *
3.2    Certificate of Amendment of Restated Certificate
       of  Incorporation                                                 *
3.3    Bylaws, as amended                                                *
4.1    Specimen Common Stock Certificate                                 *
10.1   Stock Option Plan                                                 *
10.2   First Amendment to Employment Agreement dated May 12, 1998 between the Company and J. Douglas Wellington, together
       with Employment Agreement dated September 12, 1996 between
       the Company and J. Douglas Wellington                             *
10.3   Charter Agreement dated as of February 17, 1995 between the
       Company and President Mississippi Charter Corporation             *
10.4 First Amendment to Charter, amending the Charter dated as of February 17, 1995, made and entered into November 6, 1998 (effective as of December 1, 1997) by President Mississippi
       Charter Corporation and the Company, with the concurrence of
       AMGAM Associates, American Gaming and Resorts of Mississippi,
       Inc., the Official Committee of Unsecured Creditors of AMGAM Associates, the Official Committee of Unsecured Creditors of American Gaming and Resorts of Mississippi, Inc., and Shamrock
       Holdings Group, Inc.                                             81
10.5   Preferred Ship Mortgage dated January 14, 1994, granted by
       American Gaming Corporation to Ship Mortgage, L.P.,               *
10.6   First Amendment of Preferred Ship Mortgage dated July 26, 1994
       from American Gaming Corporation to Ship Mortgage, L.P.           *
10.7   Assumption and Second Amendment of Preferred Ship Mortgage
       dated January 31, 1995 made by the Company and executed by
       American Gaming and Resorts of Mississippi, Inc. in favor of
       Ship Mortgage, L.P.                                               *
10.8   First Preferred Ship Mortgage, dated May 6, 1994 granted by
       American Gaming Corporation to the Company                        *
10.9   First Amendment to First Preferred Ship Mortgage dated
       July 28, 1994 from American Gaming Corporation to the Company     *


<PAGE 79>

10.10  Second Amendment to First Preferred Ship Mortgage dated
       December 15, 1994 granted by American Gaming and Resorts of Mississippi, Inc. to the Company, together with Assignment of First Preferred Ship Mortgage dated December 15, 1994 from
       the Company to Bennett Holdings, Inc.                             *
10.11  Assumption and Third Amendment of First Preferred Ship
       Mortgage dated as of January 31, 1995 made by the Company
       and executed by American Gaming and Resorts of Mississippi,
       Inc. in favor of Bennett Holdings, Inc.                           *
10.12  Agreement and Plan of Merger dated November 10, 1994 by and between the Company,  American Gaming and Resorts of Mississippi,
       Inc., AMGAM Associates and American Gaming Corporation            *
10.13  Settlement Agreement dated as of August 21, 1998 by and between the Company, AMGAM Associates, American Gaming and
       Resorts of Mississippi, Inc., Shamrock Holdings Group, Inc., Bennett Management and Development Co., the Official Committee
       of Unsecured Creditors of AMGAM Associates, and the Official Unsecured Creditors Committee of American Gaming and Resorts of
       Mississippi, Inc.                                                 *
10.14  Irrevocable Proxy and Consent Agreement dated as of August 23,
       1996 by and between Paul L. Partridge, Patrick F. Daly,
       James A. Everatt, Charles E. Reisert, Jr., Eric C. Jackson,
       the Company and RSR, LLC                                          *
10.15  Trust Agreement dated as of August 23, 1996 by and between
       the Company and NBD Bank, N.A.                                    *
10.16  Assignment and Transfer Agreement dated as of March 28, 1996 by and between the Company, American Heartland Corporation and
       Big Red Keno, Ltd.                                                *
10.17  Agreement to Restructure and Cancel Debt dated as of
       April 12, 1995 by and between Bennett Management and
       Development Company and the Company                               *
10.18  Assignment of Charter Agreement and Collateral Assignment
       Agreement dated as of April 13, 1995 by and between the Company
       and Bennett Holdings, Inc.                                        *
10.19  Security Agreement dated April 12, 1995 by and between
       Bennett Management and Development Company and the Company.       *


<PAGE 80>

10.20  Amendment to Agreement to Restructure and Cancel Debt and
       Assignment of Charter Agreement and Collateral Assignment
       executed on July 10, 1995 by and between the Company, Bennett
       Management and Development Company and Bennett Holdings, Inc.     *
10.21  Agreement dated as of August 15, 1995 by and between Bennett
       Holdings, Inc. and Emerald Gaming, Inc.                           *
10.22  Exclusive Management Agreement dated as of August 15, 1995
       by and between Bennett Holdings, Inc. and Emerald Gaming, Inc.    *
10.23  Letter Agreement dated September 26, 1996 between Shamrock
       Holdings Group, Inc. and the Company                              *
10.24  Letter agreement dated September 20, 1994 by and between
       Bennett Holdings, Inc. and the Company                            *
10.25  Letter agreement dated November 5, 1997 by and between
       Shamrock Holdings Group, Inc. and the Company                     *
10.26  Letter agreement dated October 21, 1998 by and between
       Shamrock Holdings Group, Inc., Bennett Management and
       Development Co., AMGAM Associates, American Gaming and
       Resorts of Mississippi, Inc., and the Company                     *
11     Statement re computations of per share earnings                   92
21     List of Subsidiaries                                              93
23     Consent of Deloitte & Touche LLP                                  94
27     Financial Data Schedule                                           95

* Incorporated by reference.