Form 10QSB
period 1999-03-31
AMERICAN GAMING & ENTERTAINMENT LTD /DE
filed 1999-05-27
CIK 851249

<PAGE 1>

       U.S. Securities and Exchange Commission
                 Washington, D.C. 20549

                      Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended       March 31, 1999

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______________ to ____________

        Commission file number          0-19049

                      American Gaming & Entertainment, Ltd.
_____________________________________________________________________________
      (Exact name of small business issuer as specified in its charter)


            Delaware                             74-2504501
   ______________________________       _______________________________
  (State or other jurisdiction of       IRS Employer Identification No.)
   incorporation or organization)

              One Woodland Avenue, Paramus, New Jersey 07652
              ______________________________________________
                 (Address of principal executive offices)


                               (609) 822-8505
              ______________________________________________
                        (Issuer's telephone number)


            ___________________________________________________
            (Former name, former address and former fiscal year,
                       if changed since last report)

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


             Class                     Outstanding at March 31, 1999
   ____________________________        _____________________________
   Common Stock, $.01 par value                12,532,102 shares


<PAGE 2>

                     AMERICAN GAMING & ENTERTAINMENT, LTD.
                          CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                          March 31,          December 31,
                                            1999                 1998
                                         __________          ___________

ASSETS
Current Assets
    Cash                               $   622,000          $   123,000
    Restricted cash - charter payments   4,965,000            4,320,000
    Restricted cash - Rising Sun         1,134,000            1,119,000
    Prepaid expenses                        43,000               71,000
    Other current assets                   152,000              801,000
                                        __________           __________
Total current assets                     6,916,000            6,434,000

Casino barge and improvements,
subject to lease, net of accumulated
depreciation of $5,577,000 - 1999
and $5,243,000 - 1998                   7,016,000            7,350,000

Furniture, fixtures and equipment,
net of accumulated depreciation of
$80,000 - 1999 and $79,000 - 1998            8,000                9,000
                                        __________           __________

                                       $13,940,000          $13,793,000
                                       ===========          ===========


See Notes to Consolidated Financial Statements



<PAGE 3>

                     AMERICAN GAMING & ENTERTAINMENT, LTD.
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                            March 31,          December 31,
                                              1999                 1998
                                          ____________         ____________

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Amounts due to related parties:
    Accrued interest                     $   21,034,000      $   19,882,000
    Dividends payable                         2,703,000           2,553,000
    Accrual for lease costs                   2,701,000           2,701,000
    Current portion of long term debt        34,592,000          34,592,000
                                         ______________      ______________
                                             61,030,000          59,728,000

  Accounts payable                              108,000              86,000
  Accrued payroll and related expenses            2,000               3,000
  Accrued expenses and other current
    liabilities                               2,433,000           2,241,000
  Short term portion of estimated net
    liabilities for subsidiaries in
    bankruptcy                                2,263,000           2,070,000
  Deferred charter revenue                   10,863,000          10,238,000
                                         ______________      ______________
Total current liabilities                    76,719,000          74,366,000
                                         ______________      ______________

Long term portion of estimated net
  liabilities for subsidiaries in
  bankruptcy                                  1,447,000           1,640,000
                                         ______________      ______________
                                             78,166,000          76,006,000
                                         ______________      ______________


Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, 1,000,000 shares
authorized:
  Series A preferred stock, par value
    $.01 per share,  55,983 shares issued         1,000               1,000
  Series C  and D cumulative preferred stock,
    and Series E preferred stock, par value
    $.01 per share, 4,000 shares authorized
    and issued for each series               16,186,000          15,869,000
Common stock, par value $.01 per share;
  50,000,000 shares authorized, 12,556,137
  shares issued (including 24,035 shares
  held in treasury)                             126,000             126,000
Additional paid-in capital                   40,954,000          41,421,000
Cost of shares held in treasury                 (25,000)            (25,000)
Accumulated deficit                        (121,468,000)       (119,605,000)
                                         ______________      ______________
                                            (64,226,000)        (62,213,000)
                                         ______________      ______________
                                         $   13,940,000      $   13,793,000
                                         ==============      ==============


See Notes to Consolidated Financial Statements



<PAGE 4>

                     AMERICAN GAMING & ENTERTAINMENT LTD.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                                                 Three months ended
                                                      March 31,
                                         __________________________________
                                              1999                1998
                                         ______________      ______________

Revenues                                 $            -      $      189,000
                                         ______________      ______________
Costs and expenses
  Selling, general and administrative           443,000             401,000
  Depreciation and amortization                 335,000             336,000
                                         ______________      ______________
Total costs and expenses                        778,000             737,000
                                         ______________      ______________

Operating loss                                 (778,000)           (548,000)
                                         ______________      ______________


Other income (expense)
  Interest income                                19,000              22,000
  Interest expense                           (1,152,000)         (1,385,000)
  Net gain on sale of property                   48,000                   -
                                         ______________      ______________
Total other income (expense)                 (1,085,000)         (1,363,000)
                                         ______________      ______________

Net loss                                     (1,863,000)         (1,911,000)

Dividends and accretion on preferred stock      467,000             467,000
                                         ______________      ______________

Net loss for common stockholders         $   (2,330,000)     $   (2,378,000)
                                         ==============      ==============

Loss for common stockholders per
  common share                           $        (0.19)     $        (0.19)
                                         ==============      ==============

Weighted average number of common
  shares outstanding                         12,532,102          12,532,102
                                         =============       ==============

See Notes to Consolidated Financial Statements



<PAGE 5>

                     AMERICAN GAMING & ENTERTAINMENT, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                           Three Months ended March 31,
                                              1999               1998
                                         ______________      ______________
Operating Activities
Net loss                                 $   (1,863,000)     $   (1,911,000)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization               335,000             336,000
    Accrued interest                          1,152,000           1,385,000
    Receivable from equity interest
      in Rising Sun project                           -            (189,000)
    Interest income from restricted cash        (15,000)             (8,000)
    Net gain on sale of property                (48,000)                  -
Changes in operating assets and liabilities
    Restricted cash - charter payments         (645,000)                  -
    Deferred charter revenue                    645,000                   -
    Other current assets                          2,000              57,000
    Other non-current assets                          -               1,000
    Accounts payable, accrued expenses and
      other current Liabilities                 213,000             187,000
                                         ______________      ______________
            Net cash used in operating
            activities                         (224,000)           (142,000)
                                         ______________      ______________


Investing Activities
Proceeds from asset dispositions                423,000                   -
                                         ______________      ______________
            Net cash provided by
            investing activities                423,000                   -
                                         ______________      ______________


Financing Activities
Proceeds from notes receivable and
  other long-term assets                        300,000              86,000
                                         ______________      ______________
            Net cash provided by
            financing activities                300,000              86,000
                                         ______________      ______________

Increase (decrease) in cash                     499,000             (56,000)
Cash at beginning of year                       123,000             381,000
                                         ______________      ______________
Cash at end of period                    $      622,000      $      325,000
                                         ==============      ==============

See Notes to Consolidated Financial Statements



<PAGE 6>

AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited Consolidated Interim Financial Statements include the accounts of American Gaming & Entertainment, Ltd. and its subsidiaries (collectively, the "Company"). The unaudited Consolidated Interim Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (including normal recurring accruals) and disclosures (including events occurring subsequent to March 31, 1999) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. For further information, reference is also made to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The accompanying unaudited Consolidated Interim Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As further described in Note 2, the Company has sustained recurring operating losses since its inception. The Company has also had a history of insufficient liquidity and has been dependent upon its largest stockholder, Shamrock Holdings Group, Inc. ("Shamrock"), and certain related entities (The Bennett Funding Group, Inc. ("Bennett Funding") and Bennett Management and Development Corp. ("Bennett Management"), collectively with Shamrock, the "Bennett Entities") for both working capital and project related financing. As a result, the Company's available cash, recurring losses, negative working capital, stockholders' deficiency, defaults under its debt agreements, uncertainties relating to the ability to consummate the liquidation of certain of its subsidiaries (see Note 2), uncertainties relating to the bankruptcies of Shamrock, Bennett Funding and Bennett Management and securities fraud charges by the federal government against Bennett Funding and Bennett Management raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans concerning these matters are discussed in
Note 2. The accompanying unaudited Consolidated Interim Financial Statements do not include any additional adjustments that might result from the outcome of these uncertainties.

NOTE 2:  LIQUIDITY AND CONTINUATION OF BUSINESS

Given the Company's present financial and liquidity position, the legal problems described above relating to the Bennett Entities (see Note 1) and the Company's litigation described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming


<PAGE 7>

ventures. Additionally, the Company's ability to continue in business is dependent upon numerous factors, discussed below.

The Company had available cash of approximately $622,000 as of March 31, 1999. The Company believes that such cash is sufficient to fund the Company's operations, excluding the Company's obligations to Shamrock and, if applicable, Bennett Management, through the middle of 1999, based on the Company's current level of operations and projected expenditures.

The Company does not anticipate receiving additional funds and therefore will probably not have sufficient cash to operate beyond such date. The Company would then need to pursue a formal plan of reorganization or liquidation.

On March 10, 1999, Shamrock advised the Company that it should consult Shamrock before utilizing the net proceeds of $415,000 from the sale on March 1, 1999 of a former railroad station in Mobile, Alabama (the "GM&O Building") for working capital purposes. If Shamrock demands that such funds should be utilized to repay indebtedness due to Shamrock, the Company would need to pursue a formal plan of reorganization or liquidation.

As of March 31, 1999, the Company had recorded as restricted cash approximately $1,134,000 attributable to profit distributions and interest thereon received by the Company relating to the Company's 24.5% beneficial equity interest (the "RSR Interest") in RSR, LLC, a limited liability company formed by the Company and a group of non-affiliated individuals, representing the equivalent of a 4.9% equity interest in a riverboat gaming and entertainment complex in the City of Rising Sun, Indiana on the Ohio River (the "Rising Sun Project"). The Company has transferred legal title to the RSR Interest to NBD Bank, N.A., as trustee ("NBD"). NBD is holding the distributions received in respect of the RSR Interest in trust until such time as NBD sells or otherwise disposes of the RSR Interest in accordance with the provisions of a trust agreement entered into between the Company and NBD. Shamrock has orally notified the Company that all net proceeds received by the Company from the sale of the RSR Interest and the cash held by NBD attributable to the RSR Interest should be paid to Shamrock to reduce the Company's indebtedness to Shamrock. The amount of any such payments will reduce the Company's indebtedness to Shamrock.

As of March 31, 1999, cash received from the charter of the Gold Coast Barge in the amount of approximately $4,965,000 is also recorded as restricted cash. The Company and the Bennett Entities agreed on October 21, 1998 that any such payments related to the charter or sale of the Gold Coast Barge disbursed to the Company and the Bennett Entities, jointly, from the bankruptcy cases of AMGAM Associates ("AMGAM") and American Gaming and Resorts of Mississippi, Inc. ("AGRM"), each a wholly-owned subsidiary of the Company, would be escrowed and disbursed only upon the order of the United States Bankruptcy Court, Northern District of New York. Shamrock has orally notified the Company that all such payments should be paid to Shamrock to reduce the Company's indebtedness to Shamrock. Any such cash not disbursed to Shamrock will be disbursed to the creditors of AMGAM and AGRM.


<PAGE 8>

The Company's ability to continue in business is also dependent upon (i) obtaining Shamrock's and, if necessary, Bennett Management's agreement to modify, terminate or restructure on terms acceptable to the Company all obligations due from the Company to Shamrock and, if applicable, Bennett Management, (ii) consummating the liquidations of AMGAM and AGRM under Chapter 11 of the U.S. Bankruptcy Code (the "Code"), under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, and (iii) satisfactorily resolving litigation filed against the Company (See Note 7 for material developments in legal proceedings). However, there can be no assurance the Company will be successful in those efforts. If the Company is unsuccessful in these efforts, the Company would then need to pursue a formal plan of reorganization or liquidation of the Company.

Either reorganization or liquidation would generally result in the sale of the Company's assets to satisfy outstanding obligations. If either such action is necessary, all of the Company's obligations would probably not be completely satisfied and the stockholders of the Company would probably not recover any of their investment in the Company.

For a discussion of specific factors affecting the Company's liquidity and continuation of business, see the Company's Annual
Report on Form 10-KSB for the year ended December 31, 1998.


NOTE 3:  SIGNIFICANT DEVELOPMENTS WITH RESPECT TO INVESTMENTS

Harolds Club Casino

Prior to 1997, Shamrock assumed responsibility for all carrying costs of the Harolds Club property in Reno, Nevada including, but not limited to, lease payments under certain land leases held by the Company related to the Harolds Club, taxes, insurance and utilities. Such land leases were assigned by the Company to Shamrock as of September 29, 1998. The Company could still be ultimately obligated under such leases, pursuant to certain guaranties of lease executed by the Company. The Company has been informed by Shamrock and the lessors under such leases that Shamrock has not made any lease payments from April 1996 through March 1999 due under such leases or quarterly property taxes due under such leases, collectively totaling approximately $2,307,000. The lessors have, among other rights, the right to terminate the respective leases and hold the Company responsible for all obligations under such leases through the end of the respective lease terms. The Company has recorded the unpaid lease payments and property taxes from April 1996 through March 1999 (the "Unpaid Harolds Obligations") as current liabilities as of March 31, 1999. The Company has also recorded the amounts of the Unpaid Harolds Obligations as a receivable due from Shamrock, but, as a result of the Company's determination that there is a substantial likelihood that such amounts will be uncollectible, the Company has fully reserved for such amounts at the same time such amounts have been recorded as a receivable.

On October 8, 1998, the New York Bankruptcy Court authorized the sale by Shamrock of the Harolds Club. Shamrock has advised the Company that such sale is scheduled to close by July


<PAGE 9>

1999. The leases discussed above shall terminate at closing, and the Company shall be released from all obligations under such leases, except for environmental conditions resulting from the Company's intentional or negligent conduct. Additionally, lawsuits filed against the Company by the five lessors of the Harolds Club property and cross-claims filed against the Company by co-defendants will be dismissed upon closing.

Mobile, Alabama

Prior to 1997, the Company acquired the GM&O Building for $1,006,000 in cash and subsequently recognized writedowns in the value of such investment to reflect its fair market value.

On March 1, 1999, the Company sold the GM&O Building in Mobile, Alabama to the City of Mobile for approximately $423,000. The Company intends to use the net sales proceeds of approximately $415,000 for working capital purposes. As discussed above, Shamrock has advised the Company that it should consult Shamrock before utilizing the net proceeds from the sale of the GM&O Building for working capital purposes (See Note 2).

Keno

Prior to 1997 the Company entered into an assignment and transfer agreement with American Heartland Corporation ("AHC") and Big Red Keno, Ltd., a licensed keno operator in Omaha, Nebraska, pursuant to which the Company transferred and assigned to AHC all of the Company's right, title and interest to all of the assets utilized by the Company in the conduct of its keno gaming activities in exchange for $500,000 in cash and a promissory note to the Company in the principal amount of approximately $1,112,000 (the "Keno Note"). On September 22, 1998, AHC asserted set offs against the Keno Note aggregating approximately $198,000. On January 8, 1999, the Company agreed to the payment of $300,000 from AHC in full satisfaction of the Keno Note. The Company recorded a writedown in the value of the Keno Note in the amount of $165,000 for the year ended December 31, 1998, reflecting such settlement.


NOTE 4:  AMOUNTS DUE TO RELATED PARTIES AND LONG-TERM DEBT

The Company is delinquent in the payment of (i) interest due under the Company's various loan agreements with Shamrock and
(ii) rent which was due under an operating lease between the Company and Bennett Management (the "SCS Lease") with respect to the Vessels, which SCS Lease Shamrock orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock. The Company has therefore classified all indebtedness due to Shamrock as current liabilities in the accompanying unaudited Consolidated Interim Financial Statements. At March 31, 1999 and December 31, 1998, the Company had accrued for financial statement purposes outstanding amounts due Shamrock of approximately $61,030,000 and $59,728,000, respectively, including accrued interest of approximately $21,034,000 and $19,882,000, respectively.


<PAGE 10>

Such amounts due Shamrock also include approximately $2,701,000 due under the SCS Lease and accrued dividends of approximately $2,703,000 and $2,553,000 at March 31, 1999 and December 31,
1998, respectively, on the Company's Series C Cumulative Preferred Stock ("Series C Preferred Stock") and Series D Cumulative Preferred Stock ("Series D Preferred Stock").

The balance of accrued long-term debt due Shamrock at March 31, 1999 and December 31, 1998 is comprised of approximately (i) $1,066,000, at the end of each period, related to a working capital line of credit, (ii) $2,041,000, at the end of each period, related to a term loan to assist the Company in financing pertaining to a casino in Biloxi, Mississippi which the Company owned, managed and operated in prior years (the "Gold Shore Casino"), (iii) $384,000, at the end of each period, related to the Company's utilization of slot machine sales proceeds, which slot machines were beneficially owned by Bennett Management and which slot machine proceeds Shamrock orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock and (iv) $31,101,000, at the end of each period, related to project financing for the Gold Shore Casino.

The accrued outstanding amount due Shamrock at March 31, 1999 represents approximately 78% of the Company's liabilities in the accompanying unaudited Consolidated Interim Financial Statements as of such date and is substantially in excess of the Company's estimates of the fair value of the Company's assets.

The Company has entered into an agreement under which amounts received by Shamrock will reduce the Company's indebtedness to Shamrock. The Company has also agreed to repay indebtedness to Shamrock of $125,000 from the sale in 1997 of certain securities, which amount has not yet been paid to Shamrock.

NOTE 5:  OTHER RELATED PARTY ISSUES

Shamrock, of which Richard C. Breeden, the bankruptcy trustee of Bennett Funding and Bennett Management (the "Trustee") is the sole stockholder, owns (i) 4,423,454 shares of Common Stock, and
(ii) all of the Company's outstanding Series A Preferred Stock, convertible into, and voting as, 1,399,565 shares of Common Stock. Additionally, the Trustee owns (i) an additional 1,500,000 shares of Common Stock and (ii) all of the Company's outstanding Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, convertible as of March 31, 1999 into 789,244,587 shares of Common Stock. The Company does not have a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock. On April 1, 1996 the Board of Directors voted to request the stockholders of the Company to approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares no later than the next annual meeting of the Company's stockholders. The Board of Directors has not set a date for such annual meeting. Assuming the Trustee converted as of March 31, 1999 that number of shares of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock convertible into the total number of the Company's presently authorized but unissued shares of Common Stock (i.e. 37,467,898 shares),


<PAGE 11>

the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 86.8% of the total outstanding shares of Common Stock and approximately 87.1% of the total voting power represented by the total outstanding voting securities of the Company. Assuming the Company's stockholders approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares and the Trustee converted as of March 31, 1999 that number of shares of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock convertible into the total number of the Company's authorized but unissued shares of Common Stock immediately after giving effect to such amendment (i.e. resulting in a total of 487,467,898 shares of Common Stock being issued to the Trustee as of such date), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 98.7% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company.

NOTE 6:  DECONSOLIDATION OF AMGAM AND AGRM

As a result of the bankruptcy proceedings under Chapter 11 of the Code with respect to AMGAM and AGRM, and the expected liquidation of these subsidiaries in the near future, the Company's control of these entities is likely to be temporary. In accordance with generally accepted accounting principles, the Company has elected to deconsolidate AMGAM and AGRM and present the results of operations for AMGAM and AGRM on the equity basis of accounting as a single line item in the accompanying unaudited Consolidated Interim Statements of Operations for financial reporting purposes. Neither AMGAM nor AGRM had any business operations for the three months ended March 31, 1999 or March 31, 1998.

NOTE 7:  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is effective for fiscal years beginning after June 15, 1999. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

NOTE 8:  SUBSEQUENT EVENTS

On May 13, 1999, the Company paid $8,000, collectively, to two stockholders of the Company, who were bondholders and stockholders of AGRM prior to the merger of AGRM into the Company, to settle a lawsuit filed in 1996 in the Circuit Court of Harrison County, Mississippi, Second Judicial District (Civil
Action No. A2402-96-00210), alleging federal and state securities fraud.


<PAGE 12>

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations: Comparison of the three month periods ended March 31, 1999 and March 31, 1998

Revenues

For the three months ended March 31, 1998, the Company recorded revenues of approximately $189,000 attributable to the RSR Interest. The Company has not received any financial statement information relating to the RSR Interest for the three months ended March 31, 1999 and therefore has not recorded any revenues attributable to the RSR Interest for the three months ended March 31, 1999. Cash received from the Rising Sun Project is recorded as "Restricted Cash" in the accompanying unaudited Consolidated Balance Sheets (see Note 2).

Costs and Expenses

Selling, general and administrative expenses were approximately $443,000 for the three months ended March 31, 1999, representing an increase of approximately $42,000 or approximately 10% when compared to the three months ended March 31, 1998. Such increase is primarily due to an increase of approximately $51,000 in legal fees relating to litigation in the bankruptcy proceedings of AGMAM and AGRM and a $35,000 judgment against the Company for unpaid insurance premiums, partially offset by a decrease of approximately $32,000 in insurance expense.

Depreciation and amortization costs were approximately $335,000 for the three months ended March 31, 1999, representing a decrease of approximately $1,000 or less than 1% when compared to the three months ended March 31, 1998.

Net interest expense for the three months ended March 31, 1999 was approximately $1,133,000, a decrease of approximately $230,000 or approximately 17% compared to the three months ended March 31, 1998. Interest expense decreased approximately $233,000 while interest income decreased approximately $3,000 during the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Interest expense for the three months ended March 31, 1998 includes interest on debt of approximately $5,917,000 that was reclassified as deferred charter revenue as of December 31, 1998.

The Company recorded a net gain of approximately $48,000 for the three months ended March 31, 1999 related to the sale of the GM&O Building. No such gain was recorded for the three months ended March 31, 1998.

Changes in Financial Condition, Liquidity and Capital Resources

As of March 31, 1999, the Company had no committed financing arrangements and a working capital deficiency of approximately
$69,804,000. For a discussion of liquidity and capital resources, see Note 2 to the unaudited Consolidated Interim
Financial Statements.


<PAGE 13>

Risk Factors; Forward Looking Statements

Management's Discussion and Analysis contains forward-looking statements regarding the Company's future plans, objectives and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements. These factors include, among others, the uncertainties related to (i) the Company's ability to obtain sufficient funds for its operations, through the charter of the Gold Coast Barge, sales of assets, or otherwise, (ii) obtaining Shamrock's and, if necessary, Bennett Management's agreement to modify, terminate or restructure on terms acceptable to the Company all obligations due from the Company to Shamrock and, if applicable, Bennett Management, (iii) consummating the liquidations under Chapter 11 of the Code of AMGAM and AGRM under plans acceptable to the Company, resulting in a liquidation of the various trade and debt obligations of those entities, (iv) satisfactorily resolving the legal proceedings filed against the Company, and
(v) the legal problems described above relating to certain Bennett Entities (see Note 1 to the unaudited Consolidated Interim Financial Statements).


<PAGE 14>

PART II.      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 8 to the unaudited Consolidated Interim Financial Statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

For a discussion of defaults with respect to the Company's indebtedness due to Shamrock, see Notes 2 and 4 to the unaudited
Consolidated Interim Financial Statements.

The Company has accrued and declared, but has not paid as of March 31, 1999, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series C Preferred Stock as of December 31, 1994. The Company has accrued and declared, but has not paid as of March 31, 1999, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series D Preferred Stock as of December 31, 1994.

Additionally, the Company has accrued, but has not declared or paid as of March 31, 1999, dividends totaling approximately $1,250,000 which were due and payable on the outstanding shares of its Series C Preferred Stock from January 1, 1995 through March 31, 1999. The Company has accrued, but has not declared or paid as of March 31, 1999, dividends totaling approximately $1,150,000 which were due and payable on the outstanding shares of its Series D Preferred Stock from January 1, 1995 through March 31, 1999. Although such dividends do not constitute actual liabilities of the Company until declared, the Company has accrued for such dividends because, under the terms of the Series C Preferred Stock and the Series D Preferred Stock, dividends are cumulative whether or not declared and the Company is prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends are unpaid. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.


ITEM 5.  OTHER INFORMATION

Effective April 23, 1999, Mr. Paul Patrizio resigned as a member of the Board of Directors for personal reasons.


<PAGE 15>

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit Number     Description
______________     ___________

11                 Computation of Earnings Per Share

27                 Financial Data Schedule


(b)     Reports on Form 8-K. None.


<PAGE 16>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     American Gaming &
                                     Entertainment, Ltd.


Date:       5/24/99                  By: J. DOUGLAS WELLINGTON
      ______________________            ________________________
                                         J. Douglas Wellington
                                         President and Chief
                                         Executive Officer, and
                                         Principal Accounting
                                         Officer





<PAGE 17>

EXHIBIT INDEX

EXHIBIT
  NO.       DESCRIPTION                             PAGE NO.
_______     ___________                             ________


11         Computation of Earnings Per Share           18

27         Financial Data Schedule                     19