Form 10QSB
period 1999-06-30
AMERICAN GAMING & ENTERTAINMENT LTD /DE
filed 1999-08-05
CIK 851249

<PAGE 1>

          U.S. Securities and Exchange Commission
              Washington, D.C. 20549

                    Form 10-QSB


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended       June 30, 1999
                                            _______________

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______________ to ____________

        Commission file number          0-19049
                                    ______________


                    American Gaming & Entertainment, Ltd.
______________________________________________________________________________
      (Exact name of small business issuer as specified in its charter)


          Delaware                                      74-2504501
 ________________________________            ________________________________
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

              One Woodland Avenue, Paramus, New Jersey 07652
______________________________________________________________________________
               (Address of principal executive offices)


                               (609) 822-8505
______________________________________________________________________________
                       (Issuer's telephone number)


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

          Class                    Outstanding at June 30, 1999
 ____________________________      ____________________________
 Common Stock, $.01 par value            12,532,102 shares


<PAGE 2>

                   AMERICAN GAMING & ENTERTAINMENT, LTD.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                             June 30,          December 31,
                                               1999                1998
                                           ____________        ____________

ASSETS
Current Assets
    Cash                                   $   357,000          $   123,000
    Restricted cash - charter payments       5,610,000            4,320,000
    Restricted cash - Rising Sun             1,144,000            1,119,000
    Prepaid expenses                           125,000               71,000
    Other current assets                       167,000              801,000
                                           ____________        ____________
Total current assets                         7,403,000            6,434,000

Asset held for sale: Casino barge and
improvements, subject to lease, net of
accumulated depreciation of $5,765,000 - 1999
and $5,243,000 -  1998                       6,828,000            7,350,000

Furniture, fixtures and equipment, net of
accumulated depreciation of $81,000 - 1999
and $79,000 - 1998                               7,000                9,000
                                           ____________        ____________
                                           $ 14,238,000        $ 13,793,000
                                           ============        ============

See Notes to Consolidated Financial Statements



<PAGE 3>


                    AMERICAN GAMING & ENTERTAINMENT, LTD.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                            June 30,           December 31,
                                              1999                1998
                                           ____________        ____________


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
     Amounts due to related parties:
          Accrued interest                $ 21,674,000         $ 19,882,000
          Dividends payable                  2,853,000            2,553,000
          Accrual for lease costs            2,701,000            2,701,000
          Current portion of long term debt 34,592,000           34,592,000
                                           ____________        ____________
                                            61,820,000           59,728,000

    Accounts payable                            71,000               86,000
    Accrued payroll and related expenses        10,000                3,000
    Accrued expenses and other current
      liabilities                              137,000            2,241,000
    Short term portion of estimated net
      liabilities for subsidiaries in
      bankruptcy                             3,635,000            2,070,000
    Deferred charter revenue                11,528,000           10,238,000
                                           ____________        ____________
Total current liabilities                   77,201,000           74,366,000
                                           ____________        ____________

Long term portion of estimated net
liabilities for subsidiaries in
bankruptcy                                           -            1,640,000
                                           ____________        ____________
                                            77,201,000           76,006,000
                                           ____________        ____________

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, 1,000,000 shares
  authorized:
    Series A preferred stock, par value
      $.01 per share,  55,983 shares
      issued                                     1,000                1,000
    Series C  and D cumulative preferred
      stock, and Series E preferred stock,
      par value $.01 per share, 4,000
      shares authorized and issued for
      each series                           16,502,000           15,869,000
Common stock, par value $.01 per share;
  50,000,000 shares authorized, 12,556,137
  shares issued (including 24,035 shares
  held in treasury)                            126,000              126,000
Additional paid-in capital                  40,488,000           41,421,000
Cost of shares held in treasury                (25,000)             (25,000)
Accumulated deficit                       (120,055,000)        (119,605,000)
                                           ____________        ____________
                                           (62,963,000)         (62,213,000)
                                           ____________        ____________
                                          $ 14,238,000         $ 13,793,000
                                           ===========          ===========



See Notes to Consolidated Financial Statements


<PAGE 4>

                         AMERICAN GAMING & ENTERTAINMENT, LTD.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)



                                        Three months ended                    Six months ended
                                             June 30,                             June 30,
                                      ______________________                _____________________
                                           1999            1998              1999           1998
                                    ___________     ___________        __________     __________
Revenues                            $         -     $   256,000        $        -     $  445,000
                                    ___________     ___________        __________     __________

Costs and expenses
  Selling, general and administrative   149,000         485,000           592,000        886,000
  Depreciation and amortization         189,000         337,000           524,000        673,000
  Reversal of bad debt expense
    related to lease expenses        (2,785,000)              -        (2,785,000)             -
  Reversal of net liabilities
    for subsidiaries in bankruptcy      (75,000)              -           (75,000)             -
                                    ___________     ___________        __________     __________
Total costs and expenses             (2,522,000)        822,000        (1,744,000)     1,559,000
                                    ___________     ___________        __________     __________


Operating income (loss)               2,522,000        (566,000)        1,744,000     (1,114,000)
                                    ___________     ___________        __________     __________

Other income (expense)
    Interest income                      15,000          23,000           34,000          44,000
    Interest expense                 (1,164,000)     (1,400,000)      (2,316,000)     (2,784,000)
    Net gain on sale of assets           40,000               -           88,000               -
                                    ___________     ___________        __________     __________
Total other income (expense)         (1,109,000)     (1,377,000)      (2,194,000)     (2,740,000)
                                    ___________     ___________        __________     __________

Net income (loss)                     1,413,000      (1,943,000)        (450,000)     (3,854,000)

Dividends and accretion on
  preferred stock                       467,000         467,000          933,000         933,000
                                    ___________     ___________        __________     __________

Net income (loss) for common
  stockholders                        $ 946,000    $ (2,410,000)    $ (1,383,000)   $ (4,787,000)
                                    ===========     ===========        ==========     ==========

 Income (loss) for common
   stockholders per common share      $    0.08    $      (0.19)    $      (0.11)    $     (0.38)
                                    ===========     ===========        ==========     ==========

Weighted average number of common
    shares outstanding               12,532,102      12,532,102       12,532,102      12,532,102
                                    ===========     ===========       ==========      ==========



See Notes to Consolidated Financial Statements


<PAGE 5>

                         AMERICAN GAMING & ENTERTAINMENT, LTD.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                 Six Months ended June 30,
                                                    1999              1998

Operating Activities
Net loss                                      $   (450,000)    $   (3,854,000)
Adjustments to reconcile net loss to net cash
   used in operating activities:
        Depreciation and amortization              524,000            673,000
        Accrued interest                         2,316,000          2,784,000
        Interest income from restricted cash       (25,000)           (17,000)
        Reversal of bad debt expense related
          to lease expenses                     (2,785,000)                 -
        Reversal of net liabilities for
          subsidiaries in bankruptcy               (75,000)                 -
        Net gain on sale of assets                 (88,000)                 -
        Restricted proceeds from investment              -           (445,000)
Changes in operating assets and liabilities
        Restricted cash - charter payments      (1,290,000)                 -
        Deferred charter revenue                 1,290,000                  -
        Other current assets                       (80,000)            57,000
        Accounts payable, accrued expenses
          and other current liabilities            174,000            506,000
                                               ___________        ___________
                Net cash used in operating
                activities                        (489,000)          (296,000)
                                               ___________        ___________

Investing Activities
Proceeds from asset dispositions                   423,000                  -
                                               ___________        ___________

                Net cash provided by
                investing activities               423,000                  -
                                               ___________        ___________

Financing Activities
Proceeds from notes receivable and other
  long-term assets                                 300,000            150,000
                                               ___________        ___________
                Net cash provided by
                financing activities               300,000            150,000
                                               ___________        ___________

Increase (decrease) in cash                        234,000           (146,000)
Cash at beginning of year                          123,000            381,000
                                               ___________        ___________
Cash at end of period                         $    357,000       $    235,000
                                               ===========        ===========

See Notes to Consolidated Financial Statements



<PAGE 6>

AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited Consolidated Interim Financial
Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited Consolidated Interim Financial
Statements include the accounts of American Gaming &
Entertainment, Ltd. and its subsidiaries (collectively, the "Company"). The unaudited Consolidated Interim Financial
Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (including normal recurring accruals) and disclosures
(including events occurring subsequent to June 30, 1999) considered necessary for a fair presentation have been included.
Operating results for the three and six month periods ended June
30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. For further information, reference is also made to the Consolidated Financial
Statements contained in the Company's Annual Report on Form 10-
KSB for the year ended December 31, 1998.

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

NOTE 2:  LIQUIDITY AND CONTINUATION OF BUSINESS

Given the Company's present financial and liquidity position and the legal problems described above relating to the Bennett
Entities (see Note 1), the business of the Company is unlikely to continue to be the ownership of equity interests in casino gaming ventures. Additionally, the Company's ability to continue in business is dependent upon numerous factors, discussed below.


<PAGE 7>

The Company had available cash of approximately $357,000 as of June 30, 1999. The Company believes that such cash is sufficient to fund the Company's operations, excluding the Company's (a) obligations to Shamrock and, if applicable, Bennett Management, and (b) contingent obligations to the Company's President, through the second quarter of 2000, based on the Company's current level of operations and projected expenditures.

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

As of June 30, 1999, the Company had recorded as restricted cash approximately $1,144,000 attributable to profit distributions and interest thereon received by the Company relating to the Company's 24.5% beneficial equity interest (the "RSR Interest") in RSR, LLC, a limited liability company formed by the Company and a group of non-affiliated individuals, representing the equivalent of a 4.9% equity interest in a riverboat gaming and entertainment complex in the City of Rising Sun, Indiana on the Ohio River (the "Rising Sun Project"). The Company has transferred legal title to the RSR Interest to NBD Bank, N.A., as trustee ("NBD"). NBD is holding the distributions received in respect of the RSR Interest in trust until such time as NBD sells or otherwise disposes of the RSR Interest in accordance with the provisions of a trust agreement entered into between the Company and NBD. Shamrock has orally notified the Company that all net proceeds received by the Company from the sale of the RSR
Interest and the cash held by NBD attributable to the RSR
Interest should be paid to Shamrock to reduce the Company's indebtedness to Shamrock. The amount of any such payments will reduce the Company's indebtedness to Shamrock.

As of June 30, 1999, cash received from the charter of the Gold
Coast Barge in the amount of approximately $5,610,000 is also recorded as restricted cash. The Company and the Bennett Entities agreed on October 21, 1998 that any such payments related to the charter or sale of the Gold Coast Barge disbursed to the Company and the Bennett Entities, jointly, from the bankruptcy cases of AMGAM Associates ("AMGAM") and American Gaming and Resorts of
Mississippi, Inc. ("AGRM"), each a wholly-owned subsidiary of the Company, would be escrowed and disbursed only upon the order of the United States Bankruptcy Court, Northern District of New
York. Shamrock has orally notified the Company that all such payments should be paid to Shamrock to reduce the Company's indebtedness to Shamrock. Any such cash not disbursed to Shamrock will be disbursed to the creditors of AMGAM and AGRM.

The Company's ability to continue in business is also dependent upon obtaining Shamrock's and, if necessary, Bennett Management's agreement to modify, terminate or restructure on terms


<PAGE 8>

acceptable to the Company all obligations due from the Company to Shamrock and, if applicable, Bennett Management. However, there can be no assurance the Company will be successful in those efforts. If the Company is unsuccessful in these efforts, the Company would then need to pursue a formal plan of reorganization or liquidation of the Company.

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

NOTE 3:  SIGNIFICANT DEVELOPMENTS WITH RESPECT TO INVESTMENTS

Mississippi

On July 23, 1999, the United States Bankruptcy Court, Southern
District of Mississippi (the "Mississippi Bankruptcy Court") confirmed a joint plan of liquidation (the "Consensus Plan") for AMGAM and AGRM.

Pursuant to the Consensus Plan, each administrative and priority claim, as defined in the Code, incurred in connection with the bankruptcy proceedings of AMGAM and AGRM would be paid in full from the respective estates of AMGAM and AGRM in accordance with statutory priorities pursuant to the Code.

Pursuant to the Consensus Plan, each secured claim would be either paid in full from the sale of the related collateral or satisfied in full by abandoning the collateral to the secured creditor, except for (i) the Ship Mortgage and the Second
Mortgage and (ii) a guaranteed claim of IGT in the amount of $1,400,000 (the "IGT Guaranteed Claim"). A first preferred ship mortgage in the amount of approximately $2,041,000 (the "Ship
Mortgage") held by Shamrock on the Gold Coast Barge and related leasehold improvements (collectively, the "Gold Coast Barge"), a second preferred ship mortgage in the amount of approximately
$31,101,000 (the "Second Mortgage") held by Shamrock on the Gold
Coast Barge and the IGT Guaranteed Claim would each be treated as discussed below. The balance of the claim of IGT would be treated as an unsecured claim.

Pursuant to the Consensus Plan, the IGT Guaranteed Claim will be paid in four equal installments. The first installment will be payable upon the effective date of the Consensus Plan from 30% of the charter payments made by President Mississippi Charter
Corporation ("PMCC") pursuant to a charter (the "Charter") of the Gold Coast Barge from the Company (the "PMCC Payments"), including payments of $4,105,000 made by PMCC pursuant to an amendment to the Charter (the "Amendment Payments"), held in an escrow account for the benefit of the creditors of AMGAM and AGRM. The second installment will be paid from 30% of the PMCC
Payments


<PAGE 9>

made during the period from December 1, 1998 through April 15, 2000 (the "Remaining Charter Term"). The third installment will be paid from 28% of the first $3,000,000 of net proceeds from a sale of the Gold Coast Barge, if any. The fourth and final installment will be paid from 25% of the net proceeds in excess of $3,000,000, if any, from a sale of the Gold Coast Barge.

Pursuant to the Consensus Plan, each unsecured claim, excluding any claims of the Company and Shamrock, would be paid from the assets of the respective estates of AMGAM and AGRM. Such assets would include, subject to the payment of the installments of the IGT Guaranteed Claim, as discussed above, (a) 30% of all PMCC
Payments, including the Amendment Payments, (b) 28% of the first
$3,000,000 of net proceeds from a sale of the Gold Coast Barge, if any, and (c) 25% of the net proceeds in excess of $3,000,000, if any, from a sale of the Gold Coast Barge. Such assets would additionally include the funds remaining in an escrow account for the benefit of the creditors of AMGAM and AGRM with respect to
(a) the sale of the leases comprising the site on which AMGAM operated a casino and (b) all FF&E Payments (as defined below).

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

Pursuant to the Consensus Plan, all equity interests of the Company in AMGAM and AGRM would be canceled as of the effective date of the Consensus Plan and the Complaint would be dismissed.

The amounts to be paid to creditors would be subject to the claim allowance process in the AMGAM and AGRM bankruptcies, pursuant to which all allowed claim amounts, in the order set forth above, would be fixed for purposes of distributions under the Consensus
Plan.

On July 2, 1999, The President Riverboat Casino-Mississippi, Inc.,
("Purchaser"), President Casinos, Inc. and President Mississippi
Charter Corporation (collectively with Purchaser and President
Casinos, Inc., the "President Group") and AGEL, AMGAM, AGRM, the
Committee for the Unsecured Creditors of AMGAM, the Committee for the Unsecured Creditors of AGRM, IGT, and Shamrock (collectively with
AGEL, AMGAM, AGRM, the Committee for the Unsecured Creditors of AMGAM, the Committee for the Unsecured Creditors of AGRM and IGT, the "AGEL
Group"), entered into an agreement (the "Sale Agreement") pursuant to which AGEL agreed to sell the Gold Coast Barge to Purchaser. On July
23, 1999, the Mississippi Bankruptcy Court approved the Sale
Agreement.

Pursuant to the Sale Agreement, Purchaser will purchase the Gold
Coast Barge for $6,827,500 (the "Purchase Price"), calculated as
$5,000,000 plus all PMCC Payments that would have been made from August 1, 1999 through April 15, 2000. Upon closing, AGEL will deliver the Gold Coast Barge to Purchaser free and clear of any liens or encumbrances. The Purchaser shall pay $1,000,000 and deliver a promissory note in the amount of the remainder. The principal amount of such promissory note will be reduced by any PMCC Payments made after July 31, 1999 ($215,000 per month under the Charter). The Purchaser will deliver to the AGEL Group a security agreement, preferred ship mortgage and guaranty by President Casinos, Inc. to secure the


<PAGE 10>

payments under such promissory note. Additionally upon closing, all lawsuits filed by the members of the President Group and the members of the AGEL Group against each other will be dismissed.

If the Sale Agreement is terminated upon certain conditions, the Purchaser shall have the right to a two-year extension of the current term of the Charter and three successive one-year extensions thereafter, at charter rates and other extension terms to be determined by PMCC and AGEL, or through arbitration if such parties are unable to agree on charter terms.

Pursuant to an order of the Mississippi Bankruptcy Court, prior to 1996 PMCC acquired from AMGAM all of the furniture, fixtures and equipment, including certain slot machines, formerly used in the operation of the Gold Shore Casino in exchange for the promise to make to AMGAM payments totaling approximately
$3,188,000 (the "FF&E Payments"). PMCC made FF&E Payments through
July 1996 totaling approximately $1,618,000 (of which amount the Company received approximately $411,000 and paid IGT $375,000 to settle certain litigation). FF&E Payments, other than those received by the Company, are being escrowed in the AMGAM bankruptcy proceeding pending a determination by the Mississippi
Bankruptcy Court as to the disposition of such proceeds. The
Company has no claim to the escrowed FF&E Payments. Pursuant to the Sale Agreement, the AGEL Group agreed to accept a payment of $900,000 in full satisfaction of all remaining FF&E Payments.

In 1998, Shamrock orally notified the Company that any AGEL/Shamrock Payments should be paid to Shamrock to reduce the Company's indebtedness to Shamrock.

Harolds Club Casino

On June 25, 1999, Shamrock Holdings Group, Inc. ("Shamrock"), the
Company's largest stockholder and creditor, sold the Harolds Club in Reno, Nevada. All five land leases held by Shamrock related to the Harolds Club terminated at closing. The Company, who assigned such land leases to Shamrock in September 1998, was released from all obligations under such leases, except that the Company agreed to indemnify the five lessors of the Harolds Club property against any environmental liabilities resulting from intentional or negligent conduct on the part of the Company. (The Company is unaware of, and no claim has been asserted related to, adverse environmental conditions at Harolds Club resulting from intentional or negligent conduct on the part of the Company.)
Additionally, lawsuits filed against the Company in the Second
Judicial District Court of the State of Nevada in and for the County of Washoe (Case Nos. CV9604947, CV9604933, CV9604939,
CV9604997 and CV9604692), by the five lessors of the Harolds Club property and cross-claims filed against the Company by co-defendants (collectively, the "HC Lawsuits") were dismissed upon closing, and any judgments which were entered have been withdrawn and set aside as if not entered.

Due to certain lease guarantees, the Company had recorded unpaid
Harolds Club lease payments and property taxes from April 1996 through March 1999, collectively totaling approximately
$2,307,000 (the "Unpaid Harolds Obligations"), as current liabilities as of March 31, 1999. The Company had recorded the amount of the Unpaid Harolds Club Obligations as a receivable due


<PAGE 11>

from Shamrock, but, as a result of the Company's determination that there was a substantial likelihood that such amounts would be uncollectible, the Company fully reserved for such amounts at the same time such amounts were recorded as a receivable. As a result of the sale of the Harolds Club, and the consequent release of the Company from all obligations under such leases and the dismissal of all related lawsuits and cross-claims against the Company, the Company reversed the Unpaid Harolds Obligations as of June 30, 1999.

In September 1996, Shamrock and the Company entered into an agreement (the "HC Agreement") pursuant to which Shamrock agreed, upon the sale of the Harolds Club, to reimburse the Company for
(i) all costs and expenses, in an amount not to exceed $15,000, incurred by the Company in connection with such sale, (ii) all reasonable attorneys' fees incurred by the Company in connection with litigation commenced against, among others, the Company by the five lessors of the Harolds Club property, and (iii) all reasonable costs and expenses incurred by the Company in connection with the operation and maintenance of the Harolds
Club. The Company had recorded the amount of such costs and expenses as a receivable due from Shamrock, but, as a result of the Company's determination that there was a likelihood that Harolds Club would not be sold, the Company fully reserved for such amounts at the same time such amounts were recorded as a receivable. As a result of the sale of the Harolds Club, the Company set off such amounts, collectively totaling approximately
$524,000 as of June 30, 1999, against the Company's indebtedness due to Shamrock (see Note 4).

NOTE 4:  AMOUNTS DUE TO RELATED PARTIES AND LONG-TERM DEBT

The Company is delinquent in the payment of (i) interest due under the Company's various loan agreements with Shamrock and
(ii) rent which was due under an operating lease between the Company and Bennett Management (the "SCS Lease") with respect to the Vessels, which SCS Lease Shamrock orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock. The Company has therefore classified all indebtedness due to Shamrock as current liabilities in the accompanying unaudited Consolidated Interim Financial Statements.
At June 30, 1999 and December 31, 1998, the Company had accrued for financial statement purposes outstanding amounts due Shamrock of approximately $61,820,000 and $59,728,000, respectively, including accrued interest of approximately $21,674,000 and $19,882,000, respectively. Pursuant to the HC Agreement, and as a result of the sale of the Harolds Club, the Company set off certain costs and expenses totaling approximately $524,000 as of June 30, 1999 against accrued interest due to Shamrock (see Note
3).

The above outstanding amounts due Shamrock also include approximately $2,701,000 due under the SCS Lease and accrued dividends of approximately $2,853,000 and $2,553,000 at June 30, 1999 and December 31, 1998, respectively, on the Company's Series
C Cumulative Preferred Stock ("Series C Preferred Stock") and
Series D Cumulative Preferred Stock ("Series D Preferred Stock").

The balance of accrued long-term debt due Shamrock at June 30, 1999 and December 31, 1998 is comprised of approximately (i)
$1,066,000, at the end of each period, related to a working capital line of credit, (ii) $2,041,000, at the end of each period, related to a term loan to assist the


<PAGE 12>

Company in financing pertaining to a casino in Biloxi, Mississippi which the Company owned, managed and operated in prior years (the "Gold Shore Casino"), (iii) $384,000, at the end of each period, related to the Company's utilization of slot machine sales proceeds, which slot machines were beneficially owned by Bennett Management and which slot machine proceeds
Shamrock orally represented to the Company that Bennett
Management, prior to its bankruptcy filing, assigned to Shamrock and (iv) $31,101,000, at the end of each period, related to project financing for the Gold Shore Casino.

The accrued outstanding amount due Shamrock at June 30, 1999 represents approximately 80% of the Company's liabilities in the accompanying unaudited Consolidated Interim Financial Statements as of such date and is substantially in excess of the Company's estimates of the fair value of the Company's assets.

The Company has entered into an agreement under which amounts received by Shamrock will reduce the Company's indebtedness to Shamrock. The Company has also agreed to repay indebtedness to Shamrock of $125,000 from the sale in 1997 of certain securities, which amount has not yet been paid to Shamrock.

NOTE 5:  OTHER RELATED PARTY ISSUES

Shamrock, of which Richard C. Breeden, the bankruptcy trustee of Bennett Funding and Bennett Management (the "Trustee") is the sole stockholder, owns (i) 4,423,454 shares of Common Stock, and
(ii) all of the Company's outstanding Series A Preferred Stock, convertible into, and voting as, 1,399,565 shares of Common
Stock. Additionally, the Trustee owns (i) an additional 1,500,000 shares of Common Stock and (ii) all of the Company's outstanding
Series C Preferred Stock, Series D Preferred Stock and Series E
Preferred Stock, convertible as of June 30, 1999 into
1,173,501,156 shares of Common Stock. The Company does not have a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Preferred Stock, the Series
D Preferred Stock and the Series E Preferred Stock. On April 1,
1996 the Board of Directors voted to request the stockholders of the Company to approve an amendment to the Company's Restated
Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares no later than the next annual meeting of the Company's stockholders. The Board of Directors has not set a date for such annual meeting. Assuming the Trustee converted as of June 30, 1999 that number of shares of the Series C Preferred Stock, Series D Preferred Stock and
Series E Preferred Stock convertible into the total number of the Company's presently authorized but unissued shares of Common
Stock (i.e. 37,467,898 shares), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 86.8% of the total outstanding shares of Common
Stock and approximately 87.1% of the total voting power represented by the total outstanding voting securities of the Company. Assuming the Company's stockholders approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares and the Trustee converted as of June 30, 1999 that number of shares of the Series C Preferred Stock, the Series D Preferred
Stock and the Series E Preferred Stock convertible into the total number of the Company's authorized but unissued shares of Common
Stock immediately after giving effect to such amendment (i.e.
resulting in a total of 487,467,898


<PAGE 13>

shares of Common Stock being issued to the Trustee as of such date), the Trustee, on behalf of the estates of certain Bennett
Entities and Shamrock, would own approximately 98.7% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company.

NOTE 6:  DECONSOLIDATION OF AMGAM AND AGRM

As a result of the bankruptcy proceedings under Chapter 11 of the Code with respect to AMGAM and AGRM, and the expected liquidation of these subsidiaries in the near future (see Note 3), the Company's control of these entities is likely to be temporary. In accordance with generally accepted accounting principles, the Company has elected to deconsolidate AMGAM and AGRM and present the results of operations for AMGAM and AGRM on the equity basis of accounting as a single line item in the accompanying unaudited
Consolidated Interim Statements of Operations for financial reporting purposes. Neither AMGAM nor AGRM had any business operations for the six months ended June 30, 1999 or June 30, 1998.

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

NOTE 8:  CONTINGENCIES

As discussed in Note 3, the HC Lawsuits were dismissed upon the closing of the sale of Harolds Club.

On May 13, 1999, the Company paid $8,000, collectively, to two stockholders of the Company, who were bondholders and stockholders of AGRM prior to the merger of AGRM into the Company, to settle a lawsuit filed in 1996 in the Circuit Court of Harrison County, Mississippi, Second Judicial District (Civil
Action No. A2402-96-00210), alleging federal and state securities fraud.


<PAGE 14>

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations: Comparison of the three month periods ended June 30, 1999 and June 30, 1998

Revenues

The Company has not received any financial statement information or payments relating to the RSR Interest for the three months ended June 30, 1999 and therefore has not recorded any revenues attributable to the RSR Interest for the three months ended June
30, 1999. Cash received from the Rising Sun Project is recorded as "Restricted Cash" in the accompanying unaudited Consolidated
Balance Sheets (see Note 2 to the unaudited Consolidated Interim
Financial Statements). For the three months ended June 30, 1998, the Company recorded revenues of approximately $256,000 attributable to the RSR Interest.

Costs and Expenses

Selling, general and administrative expenses were approximately
$149,000 for the three months ended June 30, 1999, representing a decrease of approximately $336,000 or approximately 69% when compared to the three months ended June 30, 1998. Such decrease was primarily due to a decrease of bad debt expense of approximately $242,000 related to the Harolds Club in Nevada, which was sold in June 1999 (see Note 3 to the unaudited
Consolidated Interim Financial Statements), a decrease in legal fees of approximately $54,000 (including the reversal for the three months ended June 30, 1999 of approximately $21,000 related to the Harolds Club) and a decrease in insurance expense of approximately $32,000.

Depreciation and amortization costs were approximately $189,000 for the three months ended June 30, 1999, representing a decrease of approximately $148,000 or approximately 44% when compared to the three months ended June 30, 1998. For the three months ended
June 30, 1999, the Company depreciated the Gold Coast Barge to its Purchase Price (see Note 3 to the unaudited Consolidated
Interim Financial Statements).

For the three months ended June 30, 1999, the Company recorded a reversal of bad debt expense related to lease expenses of approximately $2,785,000 based on the sale of Harolds Club (see
Note 3 to the unaudited Consolidated Interim Financial
Statements) and a reversal of net liabilities for subsidiaries in bankruptcy of approximately $75,000 based upon the Sales
Agreement and the anticipated distributions under the Consensus
Plan (See Note 3 to the unaudited Consolidated Interim Financial
Statements). No such amounts were recorded for the three months ended June 30, 1998.

Net interest expense for the three months ended June 30, 1999 was approximately $1,149,000, a decrease of approximately $228,000 or approximately 17% compared to the three months ended June 30, 1998. Interest expense decreased approximately $236,000 while interest income decreased approximately $8,000 during the three months ended June 30, 1999 compared to the three months ended
June 30, 1998. Interest expense for the three months ended June
30, 1998


<PAGE 15>

includes interest on debt of approximately $5,917,000 that was reclassified as deferred charter revenue as of December 31, 1998.

For the three months ended June 30, 1999, the Company recorded a net gain on sale of assets of $40,000 as the result of the settlement of a lawsuit brought by the Company against the purchaser of one of the Company's keno systems. The associated account receivable had been written off in 1996. No such gain was recorded for the three months ended June 30, 1998.

Results of Operations:  Comparison of the six month periods ended
June 30, 1999 and June 30, 1998

Revenues

The Company has not received any financial statement information or payments relating to the RSR Interest for the six months ended
June 30, 1999 and therefore has not recorded any revenues attributable to the RSR Interest for the six months ended June
30, 1999. For the six months ended June 30, 1998, the Company recorded revenues of approximately $445,000 attributable to the RSR Interest. Cash received from the Rising Sun Project is recorded as "Restricted Cash" in the accompanying unaudited
Consolidated Balance Sheets (see Note 2 to the unaudited
Consolidated Interim Financial Statements).

Costs and Expenses

Selling, general and administrative expenses were approximately
$592,000 for the six months ended June 30, 1999, representing a decrease of approximately $294,000 or approximately 33% when compared to the six months ended June 30, 1998. Such decrease was primarily due to a decrease of approximately $257,000 related to the Harolds Club in Nevada, which was sold in June 1999 (see Note
3 to the unaudited Consolidated Interim Financial Statements) and a decrease in insurance expense of approximately $29,000.

Depreciation and amortization costs were approximately $524,000 for the six months ended June 30, 1999, representing a decrease of approximately $149,000 or approximately 22% when compared to the six months ended June 30, 1998. For the six months ended June
30, 1999, the Company depreciated the Gold Coast Barge to its
Purchase Price (see Note 3 to the unaudited Consolidated Interim
Financial Statements).

For the six months ended June 30, 1999, the Company recorded a reversal of bad debt expense related to lease expenses of approximately $2,785,000 based on the sale of Harolds Club (see
Note 3 to the unaudited Consolidated Interim Financial
Statements) and a reversal of net liabilities for subsidiaries in bankruptcy of approximately $75,000 based upon the Sales
Agreement and the anticipated distributions under the Consensus
Plan (See Note 3 to the unaudited Consolidated Interim Financial
Statements). No such amounts were recorded for the six months ended June 30, 1998.



<PAGE 16>

Net interest expense for the six months ended June 30, 1999 was approximately $2,282,000, a decrease of approximately $458,000 or approximately 17% compared to the six months ended June 30, 1998.
Interest expense decreased approximately $468,000 while interest income decreased approximately $10,000 during the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Interest expense for the six months ended June 30, 1998 includes interest on debt of approximately $5,917,000 that was reclassified as deferred charter revenue as of December 31, 1998.

The Company recorded a net gain of approximately $48,000 for the six months ended June 30, 1999 related to the sale of the GM&O
Building in Mobile, Alabama. Additionally, for the six months ended June 30, 1999, the Company recorded a net gain of $40,000 as the result of the settlement of a lawsuit brought by the Company against the purchaser of one of the Company's keno systems. The associated account receivable had been written off in 1996. No such gains were recorded for the six months ended
June 30, 1998.

Changes in Financial Condition, Liquidity and Capital Resources

As of June 30, 1999, the Company had no committed financing arrangements and a working capital deficiency of approximately
$69,839,000. For a discussion of liquidity and capital resources, see Note 2 to the unaudited Consolidated Interim Financial
Statements.

Risk Factors; Forward Looking Statements

Management's Discussion and Analysis contains forward-looking statements regarding the Company's future plans, objectives and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements. These factors include, among others, the uncertainties related to (i) the Company's ability to obtain sufficient funds for its operations, (ii) obtaining Shamrock's and, if necessary, Bennett
Management's agreement to modify, terminate or restructure on terms acceptable to the Company all obligations due from the Company to Shamrock and, if applicable, Bennett Management, and
(iii) the legal problems described above relating to certain
Bennett Entities (see Notes 1 and 2 to the unaudited Consolidated
Interim Financial Statements).


<PAGE 17>

PART II.      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 8 to the unaudited Consolidated Interim Financial Statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

For a discussion of defaults with respect to the Company's indebtedness due to Shamrock, see Notes 2 and 4 to the unaudited
Consolidated Interim Financial Statements.

The Company has accrued and declared, but has not paid as of June
30, 1999, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series C
Preferred Stock as of December 31, 1994. The Company has accrued and declared, but has not paid as of June 30, 1999, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series D Preferred Stock as of December
31, 1994.

Additionally, the Company has accrued, but has not declared or paid as of June 30, 1999, dividends totaling approximately
$1,325,000 which were due and payable on the outstanding shares of its Series C Preferred Stock from January 1, 1995 through June
30, 1999. The Company has accrued, but has not declared or paid as of June 30, 1999, dividends totaling approximately $1,225,000 which were due and payable on the outstanding shares of its Series D Preferred Stock from January 1, 1995 through June 30,
1999. Although such dividends do not constitute actual liabilities of the Company until declared, the Company has accrued for such dividends because, under the terms of the Series
C Preferred Stock and the Series D Preferred Stock, dividends are cumulative whether or not declared and the Company is prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends are unpaid. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.




<PAGE 18>

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit Number     Description

10.27     Sale Agreement dated as of July 2, 1999 between The
          President Riverboat Casino-Mississippi, Inc., President
          Casinos, Inc., President Mississippi Charter
          Corporation, the Company, AMGAM Associates, American
          Gaming & Resorts of Mississippi, Inc., the Committee for the Unsecured Creditors of AMGAM, the Committee for the Unsecured Creditors of AGRM, International Game
          Technology, Inc., and Shamrock Holdings Group, Inc.

11        Computation of Earnings Per Share

27        Financial Data Schedule


(b) Reports on Form 8-K. The following reports were filed by the Company during the second quarter of 1999:

   (1) Form 8-K dated June 14, 1999 with respect to the appointment of new independent public accountants to the Company.
   (2) Form 8-K/A dated June 14, 1999, amending the Form 8-K dated June 14, 1999 described above.
   (3) Form 8-K dated June 25, 1999 with respect to the sale of the Harolds Club.



<PAGE 19>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         American Gaming & Entertainment, Ltd.


Date:       7/28/99      By:   J. DOUGLAS WELLINGTON
      ________________        _________________________
                              J. Douglas Wellington
                              President and Chief Executive
                              Officer,  and Principal Accounting
                              Officer


<PAGE 20>

 EXHIBIT INDEX

EXHIBIT
  NO.       DESCRIPTION                                PAGE NO.

10.27     Sale Agreement dated as of July 2, 1999
          between The President Riverboat Casino
          -Mississippi, Inc., President Casinos, Inc.,
          President Mississippi Charter Corporation,
          the Company, AMGAM Associates, American
          Gaming & Resorts of Mississippi, Inc., the
          Committee for the Unsecured Creditors of
          AMGAM, the Committee for the Unsecured
          Creditors of AGRM, International Game
          Technology, Inc., and Shamrock Holdings
          Group, Inc.                                       21

11        Computation of Earnings Per Share                 39

27        Financial Data Schedule                           40




