Form 10QSB
period 1999-09-30
AMERICAN GAMING & ENTERTAINMENT LTD /DE
filed 1999-11-12
CIK 851249

         U.S. Securities and Exchange Commission
                  Washington, D.C. 20549

                      Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       September 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _______________ to ____________

     Commission file number          0-19049



                    American Gaming & Entertainment, Ltd.
______________________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

         Delaware                                      74-2504501
    _____________________                    _________________________________
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                    51 Beech Road, Glen Rock, New Jersey 07452
______________________________________________________________________________
                      (Address of principal executive offices)

                                (609) 822-8505
                          ___________________________
                          (Issuer's telephone number)

           One Woodland Avenue, Paramus, New Jersey 07652
______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

             Class                    Outstanding at September 30, 1999
   ____________________________       _________________________________
   Common Stock, $.01 par value               12,532,102 shares


<PAGE 2>

                   AMERICAN GAMING & ENTERTAINMENT, LTD.
                       CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                        September 30,          December 31,
                                            1999                   1998
                                        _____________          ____________

ASSETS
Current Assets
    Cash                               $   280,000            $    123,000
    Restricted cash - Mississippi        5,011,000               4,320,000
    Restricted cash - Rising Sun         1,158,000               1,119,000
    Note receivable                      4,006,000                       -
    Prepaid expenses                       100,000                  71,000
    Other current assets                   127,000                 801,000
                                        _____________          ____________
Total current assets                    10,682,000               6,434,000

Asset held for sale: Casino barge
  and improvements, subject to lease,
  net of accumulated depreciation
  of $5,243,000 - 1998
                                                 -               7,350,000

Furniture, fixtures and equipment,
  net of accumulated depreciation
  of $82,000 - 1999 and $79,000 - 1998

                                             6,000                   9,000
                                        _____________          ____________
                                      $ 10,688,000            $ 13,793,000
                                        =============          ============
See Notes to Consolidated Financial Statements



<PAGE 3>

                   AMERICAN GAMING & ENTERTAINMENT, LTD.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                September 30,     December 31,
                                                    1999             1998
                                                 ____________     ___________

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
    Amounts due to related parties:
          Accrued interest                      $  22,849,000   $  19,882,000
          Dividends payable                         3,003,000       2,553,000
          Accrual for lease costs                   2,701,000       2,701,000
          Current portion of long term debt        34,592,000      34,592,000
                                                 ____________     ___________
                                                   63,145,000      59,728,000

    Accounts payable                                   81,000          86,000
    Accrued payroll and related expenses                6,000           3,000
    Accrued expenses and other current liabilities    138,000       2,241,000
    Short term portion of estimated net liabilities
      for subsidiaries in bankruptcy                        -       2,070,000
    Deferred charter revenue                                -      10,238,000
                                                 ____________     ___________
Total current liabilities                          63,370,000      74,366,000
                                                 ____________     ___________

Long term portion of estimated net liabilities
 for subsidiaries in bankruptcy                             -       1,640,000
                                                 ____________     ____________
                                                   63,370,000      76,006,000
                                                 ____________     ____________

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, 1,000,000 shares authorized:
    Series A preferred stock, par value
      $.01 per share,  55,983 shares issued             1,000           1,000
    Series C  and D cumulative preferred stock,
      and Series E preferred stock, par value
      $.01 per share, 4,000 shares authorized and
      issued for each series                       16,819,000      15,869,000
Common stock, par value $.01 per share;
  50,000,000 shares authorized, 12,556,137
  shares issued (including 24,035 shares held
  in treasury)                                        126,000         126,000
Additional paid-in capital                         40,021,000      41,421,000
Cost of shares held in treasury                       (25,000)        (25,000)
Accumulated deficit                              (109,624,000)   (119,605,000)
                                                 ____________     ___________
                                                  (52,682,000)    (62,213,000)
                                                 ____________     ___________
                                                $  10,688,000    $ 13,793,000
                                                 ============      ==========



See Notes to Consolidated Financial Statements


<PAGE 4>

                                 AMERICAN GAMING & ENTERTAINMENT LTD.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)


                                                        Three months ended                    Nine months ended
                                                           September 30,                        September 30,
                                                   ___________________________           ____________________________
                                                          1999          1998                    1999          1998
                                                   _____________   ___________           _____________   ____________
Revenues
    Charter payments                               $  11,743,000   $         -           $  11,743,000   $          -
    Rising Sun                                                 -             -                       -        445,000
                                                   _____________   ___________           _____________   ____________
Total revenues                                        11,743,000             -              11,743,000        445,000
                                                   _____________   ___________           _____________   ____________

Costs and expenses
    Selling, general and administrative                  158,000       397,000                 750,000      1,283,000
    Depreciation and amortization                          1,000       336,000                 525,000      1,009,000
    Reversal of bad debt expense related to
      lease expenses                                           -             -              (2,785,000)             -
    Reversal of net liabilities for subsidiaries
      in bankruptcy                                            -             -                 (75,000)             -
                                                   _____________   ___________           _____________   ____________
Total costs and expenses                                 159,000       733,000              (1,585,000)     2,292,000
                                                   _____________   ___________           _____________   ____________

Operating income (loss)                               11,584,000      (733,000)             13,328,000     (1,847,000)

                                                   _____________   ___________           _____________   ____________
Other income (expense)
    Interest income                                       16,000        26,000                  50,000         70,000
    Interest expense                                  (1,176,000)   (1,353,000)             (3,492,000)    (4,137,000)
    Net gain on sale of assets                             7,000             -                  95,000          -
                                                   _____________   ___________           _____________   ____________
Total other income (expense)                          (1,153,000)   (1,327,000)             (3,347,000)    (4,067,000)
                                                   _____________   ___________           _____________   ____________

Net income (loss)                                     10,431,000    (2,060,000)              9,981,000     (5,914,000)

Dividends and accretion on preferred stock               467,000       467,000               1,400,000      1,400,000
                                                   _____________   ___________           _____________   ____________

Net income (loss) for common stockholders            $ 9,964,000  $ (2,527,000)            $ 8,581,000   $ (7,314,000)
                                                   =============   ===========           =============   ============


Income (loss) for common stockholders per
  common share                                       $      0.80  $      (0.20)            $      0.68   $      (0.58)
                                                   =============   ===========           =============   ============

Weighted average number of common
    shares outstanding                                12,532,102    12,532,102              12,532,102     12,532,102
                                                   =============   ===========           =============   ============


See Notes to Consolidated Financial Statements




<PAGE 5>

                    AMERICAN GAMING & ENTERTAINMENT, LTD.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                             Nine Months ended September 30,
                                                 1999             1998
                                            ____________      ____________
Operating Activities
Net income (loss)                           $  9,981,000      $ (5,914,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
        Charter revenues                     (11,743,000)                -
        Restricted proceeds from investment            -          (445,000)
        Depreciation and amortization            525,000         1,009,000
        Accrued interest                       3,492,000         4,199,000
        Interest income from restricted cash     (39,000)          (30,000)
        Reversal of previously recorded
          interest expense                             -           (62,000)
        Reversal of bad debt expense related
          to lease expenses                   (2,785,000)                -
        Reversal of net liabilities for
          subsidiaries in bankruptcy             (75,000)                -
        Net gain on sale of assets               (95,000)                -
Changes in operating assets and liabilities
        Restricted proceeds from sale of barge  (933,000)                -
        Other current assets                      (8,000)           78,000
        Other non-current assets                       -            (4,000)
        Accounts payable, accrued expenses and
          other current liabilities              181,000           721,000
                                            ____________      ____________
             Net cash used in operating
             activities                       (1,499,000)         (448,000)
                                            ____________      ____________

Investing Activities
Proceeds from sale of barge                      723,000                 -
Proceeds from disposition of building            423,000                 -
                                            ____________      ____________
             Net cash provided by investing
             activities                        1,146,000                 -
                                            ____________      ____________

Financing Activities
Proceeds from note receivable - barge            210,000                 -
Proceeds from note receivable - keno assets      300,000           219,000
                                            ____________      ____________
             Net cash provided by financing
             activities                          510,000           219,000
                                            ____________      ____________

Increase (decrease) in cash                      157,000          (229,000)
Cash at beginning of year                        123,000           381,000
                                            ____________      ____________
Cash at end of period                       $    280,000      $    152,000
                                            ============      ============

See Notes to Consolidated Financial Statements



<PAGE 6>

AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited Consolidated Interim Financial Statements include the accounts of American Gaming & Entertainment, Ltd. and its subsidiaries (collectively, the "Company"). The unaudited Consolidated Interim Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (including normal recurring accruals) and disclosures (including events occurring subsequent to September 30, 1999) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. For further information, reference is also made to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "1998 10-K").

The accompanying unaudited Consolidated Interim Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As further described in Note 2, the Company has sustained recurring operating losses since its inception. The Company has also had a history of insufficient liquidity and has been dependent upon its largest stockholder, Shamrock Holdings Group, Inc. ("Shamrock"), and certain related entities (The Bennett Funding Group, Inc. ("Bennett Funding") and Bennett Management and Development Corp. ("Bennett Management"), collectively with Shamrock, the "Bennett Entities") for both working capital and project related financing. As a result, the Company's available cash, recurring losses, negative working capital, stockholders' deficiency, defaults under its debt agreements, uncertainties relating to the bankruptcies of Shamrock, Bennett Funding and Bennett Management and securities fraud charges by the federal government against Bennett Funding and Bennett Management raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans concerning these matters are discussed in Note
2. The accompanying unaudited Consolidated Interim Financial Statements do not include any additional adjustments that might result from the outcome of these uncertainties.

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


<PAGE 7>

The Company had available cash of approximately $280,000 as of September 30, 1999. The Company believes that such cash is sufficient to fund the Company's operations, excluding the Company's (a) obligations to Shamrock and, if applicable, Bennett Management, and (b) contingent obligations to the Company's President, through the second quarter of 2000, based on the Company's current level of operations and projected expenditures.

Unless Shamrock agrees that the Company may retain some of the funds recorded as restricted cash (see below), the Company does not anticipate receiving additional operating funds and therefore will probably not have sufficient cash to operate beyond such date. The Company would then need to pursue a formal plan of reorganization or liquidation.

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

As of September 30, 1999, the Company had recorded as restricted cash approximately $1,158,000 attributable to profit distributions and interest thereon received by the Company relating to the Company's 24.5% beneficial equity interest (the "RSR Interest") in RSR, LLC ("RSR"), a limited liability company formed by the Company and a group of non-affiliated individuals, representing the equivalent of a 4.9% equity interest in a riverboat gaming and entertainment complex in the City of Rising Sun, Indiana on the Ohio River (the "Rising Sun Project"). The Company has transferred legal title to the RSR Interest to NBD Bank, N.A., as trustee ("NBD"). NBD is holding the distributions received in respect of the RSR Interest in trust until such time as NBD sells or otherwise disposes of the RSR Interest in accordance with the provisions of a trust agreement entered into between the Company and NBD. Shamrock has orally notified the Company that all net proceeds received by the Company from the sale of the RSR Interest and the cash held by NBD attributable to the RSR Interest should be paid to Shamrock to reduce the Company's indebtedness to Shamrock. The amount of any such payments will reduce the Company's indebtedness to Shamrock. As discussed below in Note 3, RSR has asserted certain claims against the Company and has offered to release the Company from such alleged claims in exchange for the RSR Interest and all distributions received by the Company with respect to the RSR Interest. As discussed in Note 3, the Company disputes such claims and has rejected RSR's offer.

As of September 30, 1999, cash escrowed and to be distributed to the Company pursuant to the confirmed joint plan of liquidation (the "Mississippi Plan") of AMGAM Associates ("AMGAM") and American Gaming and Resorts of Mississippi, Inc. ("AGRM"), each a wholly-owned subsidiary of the Company, in the amount of approximately $5,011,000 is also recorded as restricted cash. The Company and the Bennett Entities agreed on October 21, 1998 that any cash received by the Company pursuant to the Mississippi Plan would be escrowed and disbursed only upon the order of the United States Bankruptcy Court, Northern District of New York. Shamrock has orally notified the Company that all such cash should be paid to Shamrock to reduce the Company's indebtedness to Shamrock.


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

For a discussion of other specific factors affecting the Company's liquidity and continuation of business, see the 1998
10-K.

NOTE 3:  SIGNIFICANT DEVELOPMENTS WITH RESPECT TO INVESTMENTS

Mississippi

As previously disclosed in the Company's Current Report on Form 8-K dated August 10, 1999, the Company sold the Gold Coast Casino barge to The President Riverboat Casino-Mississippi, Inc. for $6,827,500. Upon closing the Purchaser paid $1,000,000 and delivered a promissory note (the "Note") in the amount of $5,827,500 to an escrow agent, who will disburse all amounts paid by the Purchaser pursuant to the Mississippi Plan. As previously disclosed in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, on July 23, 1999, the United States Bankruptcy Court, Southern District of Mississippi (the "Mississippi Bankruptcy Court") confirmed the Mississippi Plan. Pursuant to the Mississippi Plan, creditors of AMGAM and AGRM are entitled to a specified percentage of (a) the cash currently being escrowed in the AMGAM and AGRM bankruptcy estates and (b) the cash to be paid under the Note. As a result of the confirmation of the Mississippi Plan, as of July 23, 1999, the Company set off "Short Term Portion of Estimated Net Liabilities for Subsidiaries in Bankruptcy", totaling approximately $3,635,000, against the "Restricted Cash - Mississippi" and "Note Receivable" amounts (totaling approximately $2,024,000 and $1,611,000, respectively) to be received by creditors of AMGAM and AGRM other than the Company. Additionally, as a result of the confirmation of the Mississippi Plan and the dismissal of an adversary complaint filed by the Official Committee of Unsecured Creditors of AMGAM Associates challenging the transfer of the Gold Coast Barge from AGRM to the Company, and as discussed in the 1998 10-K, as of July 23, 1999, the Company recognized "Deferred Charter Revenue" of approximately $11,743,000 as revenue.

In 1998, Shamrock orally notified the Company that any distributions to the Company under the Mississippi Plan should be paid to Shamrock to reduce the Company's indebtedness to Shamrock.



<PAGE 9>

Indiana

Effective August 23, 1996, the Company transferred legal title to the RSR Interest to NBD, as trustee. Additionally, at such time, pursuant to an Irrevocable Proxy and Consent Agreement (the "Proxy Agreement") the Company granted an irrevocable proxy to the other members of RSR (collectively, the "Remaining Members") to vote the RSR Interest in the same manner and proportion as the Remaining Members vote on any matter, provided, however, that such proxy may not be exercised to vote in favor of any action that could reasonably be viewed as decreasing or otherwise adversely affecting the value of the RSR Interest or the ability to sell or otherwise transfer the RSR Interest. Pursuant to the Proxy Agreement, RSR is currently obligated to purchase the RSR Interest from NBD, for the benefit of the Company, at an average appraised fair market value. Additionally, RSR and the Company are currently obligated to close on the sale of the RSR Interest at the lower of the two appraisal amounts, with the balance due upon the completion of an independent third appraisal. The Company has obtained an appraisal valuing the RSR Interest at $6 million. The Company understands that RSR has obtained an appraisal that values the RSR Interest significantly lower.

On September 9, 1999, RSR alleged that the Company and its principal stockholders fraudulently induced RSR and the Remaining Members to enter into the operating agreement for RSR and the Proxy Agreement by failing to disclose the existence or substance of the securities fraud investigation by the federal government against Bennett Funding and Bennett Management. RSR has offered to release the Company from such alleged claims in exchange for the RSR Interest and all distributions received by the Company with respect to the RSR Interest. The Company has advised RSR that it disclosed such federal investigation as soon as the Company became aware of such investigation. The Company has rejected RSR's offer and has filed suit against RSR in the Superior Court of New Jersey, Law Division, Bergen County for damages arising from RSR's failure to comply with the provisions of the Proxy Agreement and purchase the RSR Interest.

NOTE 4:  AMOUNTS DUE TO RELATED PARTIES AND LONG-TERM DEBT

The Company is delinquent in the payment of (i) interest due under the Company's various loan agreements with Shamrock and
(ii) rent which was due under an operating lease between the Company and Bennett Management (the "SCS Lease") with respect to certain gaming vessels, which SCS Lease Shamrock orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock. The Company has therefore classified all indebtedness due to Shamrock as current liabilities in the accompanying unaudited Consolidated Interim Financial Statements. At September 30, 1999 and December 31, 1998, the Company had accrued for financial statement purposes outstanding amounts due Shamrock of approximately $63,145,000 and $59,728,000, respectively, including accrued interest of approximately $22,849,000 and $19,882,000, respectively.

The above outstanding amounts due Shamrock also include approximately $2,701,000 due under the SCS Lease and accrued dividends of approximately $3,003,000 and $2,553,000 at September
30, 1999 and December 31, 1998, respectively, on the Company's
Series C Cumulative Preferred


<PAGE 10>

Stock ("Series C Preferred Stock") and Series D Cumulative
Preferred Stock ("Series D Preferred Stock").

The balance of accrued long-term debt due Shamrock at September 30, 1999 and December 31, 1998 is comprised of approximately (i) $1,066,000, at the end of each period, related to a working capital line of credit, (ii) $2,041,000, at the end of each period, related to a term loan to assist the Company in financing pertaining to a casino in Biloxi, Mississippi which the Company owned, managed and operated in prior years (the "Gold Shore Casino"), (iii) $384,000, at the end of each period, related to the Company's utilization of slot machine sales proceeds, which slot machines were beneficially owned by Bennett Management and which slot machine proceeds Shamrock orally represented to the Company that Bennett Management, prior to its bankruptcy filing, assigned to Shamrock and (iv) $31,101,000, at the end of each period, related to project financing for the Gold Shore Casino.

The accrued outstanding amount due Shamrock at September 30, 1999 represents approximately 99.6% of the Company's liabilities in the accompanying unaudited Consolidated Interim Financial Statements as of such date and is substantially in excess of the Company's estimates of the fair value of the Company's assets.

The Company has entered into an agreement under which amounts received by Shamrock will reduce the Company's indebtedness to Shamrock. The Company has also agreed to repay indebtedness to Shamrock of $125,000 from the sale in 1997 of certain securities, which amount has not yet been paid to Shamrock.

NOTE 5:  OTHER RELATED PARTY ISSUES

Shamrock, of which Richard C. Breeden, the bankruptcy trustee of Bennett Funding and Bennett Management (the "Trustee") is the sole stockholder, owns (i) 4,423,454 shares of Common Stock and
(ii) all of the Company's outstanding Series A Preferred Stock, convertible into, and voting as, 1,399,565 shares of Common Stock. Additionally, the Trustee owns (i) an additional 1,500,000 shares of Common Stock and (ii) all of the Company's outstanding Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, convertible as of September 30, 1999 into 1,063,129,442 shares of Common Stock. The Company does not have a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock. On April 1, 1996 the Board of Directors voted to request the stockholders of the Company to approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares no later than the next annual meeting of the Company's stockholders. The Board of Directors has not set a date for such annual meeting. Assuming the Trustee converted as of September 30, 1999 that number of shares of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock convertible into the total number of the Company's presently authorized but unissued shares of Common Stock (i.e. 37,467,898 shares), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 86.8% of the total outstanding shares of Common Stock and approximately 87.1% of the total voting power represented by the total outstanding voting


<PAGE 11>

securities of the Company. Assuming the Company's stockholders approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 500,000,000 shares and the Trustee converted as of September 30, 1999 that number of shares of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock convertible into the total number of the Company's authorized but unissued shares of Common Stock immediately after giving effect to such amendment (i.e. resulting in a total of 487,467,898 shares of Common Stock being issued to the Trustee as of such date), the Trustee, on behalf of the estates of certain Bennett Entities and Shamrock, would own approximately 98.7% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company.

NOTE 6:  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, was to be effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

NOTE 7:  CONTINGENCIES

As disclosed in the 1998 10-K, the U.S. Department of Labor (the "DOL") alleged that AMGAM and possibly certain related parties and/or AMGAM officers violated, and continue to violate, certain provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") with respect to the administration of the AMGAM Associates d/b/a Gold Shore Casino Associate Benefit Plan (the "AMGAM Benefit Plan"). The DOL requested AMGAM to discuss how such violations noted in the DOL's investigation may be corrected and how to restore any losses to the AMGAM Benefit Plan. The Company responded to such allegations on November 20, 1995, and advised the DOL (i) that AMGAM does not believe that there have been any fiduciary violations or prohibited transactions under ERISA, (ii) AMGAM intends to satisfy medical claims due and payable under the AMGAM Benefit Plan to the extent permitted by the U.S. Bankruptcy Code and the Mississippi Bankruptcy Court and intends to use its best efforts to seek priority status under such Code for the payment of such medical claims, and (iii) in no event will the amount paid with respect to such medical claims be less than the employee contributions collected under the AMGAM Benefit Plan after March 28, 1995.

On August 17, 1999, the Company advised the DOL that, in the AMGAM and AGRM bankruptcies, the Mississippi Bankruptcy Court approved a procedure whereby all employees were advised to file a proof of claim for all employee claims, including medical claims. Claims totaling approximately $600,000 were filed by or on behalf of medical providers and employees.


<PAGE 12>

Of such alleged claims, approximately $191,000 of employee claims (substantially all of which the Company believes are medical claims under the AMGAM Benefit Plan) were approved for payment as priority claims under the Mississippi Plan. Such approved amounts exceed the employee contributions collected under the AMGAM Benefit Plan after March 28, 1995. As a result, the Company requested that the DOL find that the rights of the employees under the AMGAM Benefit Plan were sufficiently protected and therefore close its investigation. The DOL has not yet responded to the Company's request.



<PAGE 13>


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations: Comparison of the three month periods ended September 30, 1999 and September 30, 1998

Revenues

As a result of the confirmation of the Mississippi Plan and the dismissal of an adversary complaint filed by the Official Committee of Unsecured Creditors of AMGAM Associates challenging the transfer of the Gold Coast Barge from AGRM to the Company, and as discussed in the 1998 10-K, the Company recognized "Deferred Charter Revenue" of approximately $11,743,000 as revenue for the three months ended September 30, 1999. Cash received from the charter of the Gold Coast Barge is recorded as "Restricted Cash - Mississippi" in the accompanying unaudited Consolidated Balance Sheets (see Note 2 to the unaudited Consolidated Interim Financial Statements). No such amounts were recorded for the three months ended September 30, 1998.

Costs and Expenses

Selling, general and administrative expenses were approximately $158,000 for the three months ended September 30, 1999, representing a decrease of approximately $239,000 or approximately 60% when compared to the three months ended September 30, 1998. Such decrease was primarily due to a decrease of bad debt expense of approximately $173,000 related to the Harolds Club in Nevada, which was sold in June 1999, a decrease in legal fees of approximately $26,000 and a decrease in accounting fees of approximately $13,000.

Depreciation and amortization costs were approximately $1,000 for the three months ended September 30, 1999, compared to depreciation and amortization costs of approximately $336,000 for the three months ended September 30, 1998, as a result of the sale of the Gold Coast Barge in August 1999.

Net interest expense for the three months ended September 30, 1999 was approximately $1,160,000, a decrease of approximately $167,000 or approximately 13% compared to the three months ended September 30, 1998. Interest expense decreased approximately $177,000 while interest income decreased approximately $10,000 during the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Interest expense for the three months ended September 30, 1998 includes interest on debt of approximately $5,917,000 that was reclassified as deferred charter revenue as of December 31, 1998.

For the three months ended September 30, 1999, the Company recorded a net gain on sale of assets of $7,000, which amount represents the reversal of accrued expenses relating to the GM&O Building in Mobile, Alabama, which was sold in March 1999. No such gain was recorded for the three months ended September 30, 1998.



<PAGE 14>

Results of Operations: Comparison of the nine month periods ended September 30, 1999 and September 30, 1998

Revenues

As a result of the confirmation of the Mississippi Plan and the dismissal of an adversary complaint filed by the Official Committee of Unsecured Creditors of AMGAM Associates challenging the transfer of the Gold Coast Barge from AGRM to the Company, and as discussed in the 1998 10-K, the Company recognized "Deferred Charter Revenue" of approximately $11,743,000 as revenue for the nine months ended September 30, 1999. Cash received from the charter of the Gold Coast Barge is recorded as "Restricted Cash - Mississippi" in the accompanying unaudited Consolidated Balance Sheets (see Note 2 to the unaudited Consolidated Interim Financial Statements). No such amounts were recorded for the nine months ended September 30, 1998.

The Company has not received any financial statement information or payments relating to the RSR Interest for the nine months ended September 30, 1999 and therefore has not recorded any revenues attributable to the RSR Interest for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, the Company recorded revenues of approximately $445,000 attributable to the RSR Interest. Cash received from the Rising Sun Project is recorded as "Restricted Cash - Rising Sun" in the accompanying unaudited Consolidated Balance Sheets (see Note 2 to the unaudited Consolidated Interim Financial Statements).

Costs and Expenses

Selling, general and administrative expenses were approximately $750,000 for the nine months ended September 30, 1999, representing a decrease of approximately $533,000 or approximately 42% when compared to the nine months ended September 30, 1998. Such decrease was primarily due to a decrease of approximately $431,000 related to the Harolds Club in Nevada, which was sold in June 1999, a decrease in insurance expense of approximately $65,000, a decrease in legal fees of approximately $29,000 and a decrease in accounting fees of approximately $22,000.

Depreciation and amortization costs were approximately $525,000 for the nine months ended September 30, 1999, representing a decrease of approximately $484,000 or approximately 48% when compared to the nine months ended September 30, 1998, as a result of the sale of the Gold Coast Barge in August 1999.

For the nine months ended September 30, 1999, the Company recorded a reversal of bad debt expense related to lease expenses of approximately $2,785,000 based on the sale of the Harolds Club and a reversal of net liabilities for subsidiaries in bankruptcy of approximately $75,000 based upon the sale of the Gold Coast Barge and the anticipated distributions under the Mississippi Plan (See Note 3 to the unaudited Consolidated Interim Financial Statements). No such amounts were recorded for the nine months ended September 30, 1998.



<PAGE 15>

Net interest expense for the nine months ended September 30, 1999 was approximately $3,442,000, a decrease of approximately $625,000 or approximately 15% compared to the nine months ended September 30, 1998. Interest expense decreased approximately $645,000 while interest income decreased approximately $20,000 during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Interest expense for the nine months ended September 30, 1998 includes interest on debt of approximately $5,917,000 that was reclassified as deferred charter revenue as of December 31, 1998.

The Company recorded a net gain of approximately $55,000 for the nine months ended September 30, 1999 related to the sale of the GM&O Building in Mobile, Alabama. Additionally, for the nine months ended September 30, 1999, the Company recorded a net gain of $40,000 as the result of the settlement of a lawsuit brought by the Company against the purchaser of one of the Company's keno systems. The associated account receivable had been written off in 1996. No such gains were recorded for the nine months ended September 30, 1998.

Changes in Financial Condition, Liquidity and Capital Resources

As of September 30, 1999, the Company had no committed financing arrangements and a working capital deficiency of approximately
$52,463,000. For a discussion of liquidity and capital resources, see Note 2 to the unaudited Consolidated Interim Financial
Statements.

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


<PAGE 16>

PART II.      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 7 to the unaudited Consolidated Interim Financial Statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

For a discussion of defaults with respect to the Company's indebtedness due to Shamrock, see Notes 2 and 4 to the unaudited
Consolidated Interim Financial Statements.

The Company has accrued and declared, but has not paid as of September 30, 1999, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series C Preferred Stock as of December 31, 1994. The Company has accrued and declared, but has not paid as of September 30, 1999, dividends totaling approximately $152,000 which were due and payable on the outstanding shares of its Series D Preferred Stock as of December 31, 1994.

Additionally, the Company has accrued, but has not declared or paid as of September 30, 1999, dividends totaling approximately $1,400,000 which were due and payable on the outstanding shares of its Series C Preferred Stock from January 1, 1995 through September 30, 1999. The Company has accrued, but has not declared or paid as of September 30, 1999, dividends totaling approximately $1,300,000 which were due and payable on the outstanding shares of its Series D Preferred Stock from January 1, 1995 through September 30, 1999. Although such dividends do not constitute actual liabilities of the Company until declared, the Company has accrued for such dividends because, under the terms of the Series C Preferred Stock and the Series D Preferred Stock, dividends are cumulative whether or not declared and the Company is prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends are unpaid. The Company is prohibited under the General Corporation Law of Delaware from declaring such dividends unless the Company has (i) capital surplus or (ii) net profits in the fiscal year in which such dividends are declared and/or the preceding fiscal year.




<PAGE 17>


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit Number     Description
______________     ___________

11                 Computation of Earnings Per Share

27                 Financial Data Schedule


(b) Reports on Form 8-K. The following report was filed by the Company during the third quarter of 1999:

        (1) Form 8-K dated August 10, 1999 with respect to the sale of the Gold Coast Casino barge.


<PAGE 18>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                          American Gaming & Entertainment, Ltd.


Date:  11/11/99           By: J. DOUGLAS WELLINGTON
                          ___________________________________
                              J. Douglas Wellington
                              President and Chief Executive
                              Officer, and Principal Accounting
                              Officer


<PAGE 19>



EXHIBIT INDEX

EXHIBIT
  NO.        DESCRIPTION                             PAGE NO.
_______      ___________                             ________


11           Computation of Earnings Per Share          20

27           Financial Data Schedule                    21