Form 10KSB
period 1999-12-31
AMERICAN GAMING & ENTERTAINMENT LTD /DE
filed 2000-04-05
CIK 851249

<PAGE 1>

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 for the fiscal year ended December 31, 1999

                     American Gaming & Entertainment, Ltd.
______________________________________________________________________________
                (Name of small business issuer in its charter)

                                   0-19049
                          __________________________
                            Commission file number

           Delaware                             74-2504501
_______________________________      ____________________________________
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

               51 Beech Road
        Glen Rock, New Jersey 07452                  07452
_________________________________________        ______________
(Address of principal executive offices)           (Zip Code)

                               (201) 447-5360
            ________________________________________________
            (Issuer's telephone number, including area code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]



<PAGE 2>

The Company's revenues for the fiscal year ended December 31, 1999 were approximately $11,743,000.

On February 29, 2000 the aggregate market value of the voting stock of the Company held by non-affiliates of the Company was approximately $595,000.

On February 29, 2000 there were 12,532,102 shares of the Company's Common Stock outstanding.
          _____________________________________________________

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


<PAGE 3>

                    AMERICAN GAMING & ENTERTAINMENT, LTD.

                       1999 FORM 10-KSB ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

Item 1.     Description of Business .............................. 4

Item 2.     Description of Property ..............................11

Item 3.     Legal Proceedings ....................................11

Item 4.     Submission of  Matters to a Vote of Security Holders .12

                                     PART II

Item 5.     Market for Common Equity and Related
            Stockholder Matters ..................................12

Item 6.     Management's Discussion and Analysis or
            Plan of Operation ....................................15

Item 7.     Financial Statements .................................17

Item 8.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure ...............17

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and
            Control Persons; Section 16(a) Beneficial
            Ownership Report Compliance ..........................18

Item 10.    Executive Compensation ...............................19

Item 11.    Security Ownership of Certain Beneficial
            Owners and  Management ...............................21

Item 12.    Certain Relationships and Related Transactions .......24

Item 13.    Exhibits and Reports on Form 8-K .....................26

SIGNATURES .......................................................52



<PAGE 4>

                                    PART I

Item 1. Description of Business

GENERAL

Prior to 2000, the Company owned equity interests in various properties that, at the respective times of purchase, the Company anticipated could be utilized in casino gaming projects. The Company still owns a 4.9% interest in a riverboat gaming and entertainment complex in Rising Sun, Indiana (the "RSR Interest"), but has agreed to transfer to Shamrock Holdings Group, Inc. (collectively with affiliated entities, "Shamrock") all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to or in connection with the RSR Interest (see " - Restructuring"). Shamrock is the Company's majority stockholder and, prior to the restructuring discussed below, was the Company's primary creditor. The Company is currently seeking financing from sources independent of Shamrock. The Company has no present commitments or other alternatives for such financing.

The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to American Gaming & Entertainment, Ltd. and such subsidiaries unless the context otherwise requires. The Company's principal executive offices are located at 51 Beech Road, Glen Rock, New Jersey 07452; telephone: (201) 447-5360. The Company was incorporated in 1988 under the laws of the State of Delaware.

RESTRUCTURING

In accordance with a Letter Agreement dated November 23, 1999 between the Company and Shamrock (the "Letter Agreement"), the Company agreed to transfer to Shamrock (a) substantially all of the Company's right, title and interest under the First Amended Joint Plan of Liquidation (the "Mississippi Plan") for AMGAM Associates ("AMGAM") and American Gaming and Resorts of Mississippi, Inc. ("AGRM") and (b) all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to or in connection with an Irrevocable Proxy and Consent Agreement (the "Proxy Agreement") relating to the RSR Interest (collectively, the "Transferred Assets"). On December 16, 1999, the Letter Agreement was approved by the United States Bankruptcy Court for the Northern District of New York (the "NYBC"), the court in which Shamrock was a debtor in bankruptcy from June 1998 through February 2000. However, pursuant to an order (the "Order") by the NYBC dated December 23, 1999, the release by Shamrock of the Company is conditioned upon the Company's fulfillment of its obligations under the Letter Agreement, and the release of Mr. J. Douglas Wellington, the President and Chief Executive Officer ("CEO") of the Company, by Shamrock was effective as of December 23, 1999, except for his obligations under his employment contract dated as of December 31, 1999 (the "Employment Agreement").


<PAGE 5>

The Transferred Assets constituted substantially all of the assets of the Company as of December 16, 1999. The amount of the Transferred Assets reduced the Company's indebtedness to Shamrock. The Company was to retain cash of $464,000 as of January 1, 2000, less legal retainers plus accounts payable incurred in the ordinary course of business to bona fide third parties and mutually agreed upon by the Company and Shamrock. (As of December 31, 1999, approximately $376,000 was due from Shamrock from excess cash distributions to Shamrock, which amount was received in April 2000). Such retained amount represents the Company's budgeted costs through January 31, 2001. As of January 31, 2001, after paying any and all outstanding expenses, the Company will transfer all remaining cash to Shamrock.

In accordance with the Letter Agreement, the Company executed a security agreement in favor of Shamrock relating to the RSR Interest in exchange for Shamrock agreeing to forebear from the exercise of any rights or remedies in respect of all obligations owing by the Company to Shamrock. Prior to December 16, 1999, the Company was indebted to Shamrock in the amount of approximately $64,315,000.

Pursuant to the Letter Agreement but subject to the Order, Shamrock released the Company from all debts and liabilities in excess of the amount of the Transferred Assets, and shall cause the dismissal with prejudice of the adversary proceeding captioned Richard C. Breeden, Trustee of the Bennett Funding Group, Inc. et al v. Gamma International, American Gaming & Entertainment, Ltd. and John Does 1 to 100 (AP 98-70465 A) (United States Bankruptcy Court for the Northern District of New York).

Subject to the Order, Shamrock has waived all accrued dividends, whether declared or undeclared, on the Company's Series C Cumulative Preferred Stock ("Series C Stock") and Series D Cumulative Preferred Stock ("Series D Stock"). Although undeclared dividends do not constitute legal obligations of the Company, the Company accrued for such dividends because, under the terms of the Series C Stock and the Series D Stock, dividends are cumulative whether or not declared and the Company was prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock ("Series A Stock") or Common Stock so long as any such cumulated dividends were unpaid. Shamrock has agreed to waive any future dividends on such preferred stock so long as Shamrock owns such preferred stock, provided, however, that if the Company declares any dividends on its Common Stock or redeems any of its Common Stock or Series A Stock, other than Common Stock or Series A Stock owned by Shamrock, then the holders of Series C Stock and Series D Stock shall be entitled to participate in such dividend or redemption on the same basis as if such Series C Stock and Series D Stock had been converted into Common Stock in accordance with the terms of such Series C Stock and Series D Stock. All other provisions of the Series C Stock and Series D Stock shall remain in effect, including, without limitation, provisions regarding voting and conversion. Shamrock, as the majority stockholder of the Company and the sole owner of the Series A Stock, Series C Stock and Series D Stock, has consented to an amendment to the Company's certificate of incorporation changing the dividend rights of the Series C Stock and Series D Stock as discussed above. Such amendment shall become effective twenty days after mailing an information statement discussing such amendment, among other matters, to the Company's stockholders.


<PAGE 6>

In accordance with the Letter Agreement, the Company released Shamrock from all debts and liabilities and withdrew all claims in the bankruptcy cases of Shamrock and Bennett Funding Group, Inc. et al. The Company shall endeavor to find a buyer of its stock and/or remaining assets during the term ending January 31, 2001.

As a result of the transactions agreed to in the Letter Agreement, the Company recorded a decrease in assets of approximately $9,915,000 and a decrease in liabilities of approximately $64,347,000 as of December 16, 1999. Additionally, net income increased by approximately $51,279,000 and net income for common stockholders increased by approximately $54,432,000 for the year ended December 31, 1999.

Mr. Wellington shall continue his employment with the Company through the term ending January 31, 2001 at an annual compensation of $125,000. At the end of such term, assuming that there has been no intervening voluntary bankruptcy filing by the Company without Shamrock's consent and assuming that the provisions of the Letter Agreement and the Employment Agreement are met, Mr. Wellington shall be entitled to a severance payment of $125,000 from a reserve account set aside and controlled by Shamrock. See "Executive Compensation - Employment Contracts and Termination of Employment."

LIQUIDITY AND CONTINUATION OF BUSINESS

Prior to 1999, the Company had sustained recurring operating losses. The Company also has had a history of insufficient liquidity and has been dependent upon Shamrock for both working capital and project related financing. The Company had available cash of approximately $86,000 as of February 29, 2000.

The Company's ability to continue in business is primarily dependent upon its ability to obtain sufficient funds for its operations. However, the Company has no current commitments or prospects for additional funds. If the Company does not receive additional funds prior to January 31, 2001, it would then need to pursue a formal plan of reorganization or liquidation. A formal plan of reorganization or liquidation would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that the stockholders of the Company will recover any of their investment in the Company.

INVESTMENTS

Indiana. Pursuant to the Proxy Agreement, RSR, LLC ("RSR"), a limited liability company formed by the Company and a group of non-affiliated individuals, is currently obligated to purchase the RSR Interest from NBD Bank, N.A., as trustee ("NBD"), for the benefit of the Company, at an average appraised fair market value. Additionally, RSR and the Company are currently obligated to close on the sale of the RSR Interest at the lower of the two appraisal


<PAGE 7>

amounts, with the balance due upon the completion of an independent third appraisal. The Company has obtained an appraisal valuing the RSR Interest at $6 million. The Company understands that RSR has obtained an appraisal that values the RSR Interest significantly lower.

On September 9, 1999, RSR alleged that the Company and its principal stockholders fraudulently induced RSR and the other members of RSR (collectively, the "Remaining Members") to enter into the operating agreement for RSR and the Proxy Agreement. RSR has offered to release the Company from such alleged claims in exchange for the RSR Interest and all distributions received by the Company with respect to the RSR Interest. The Company has rejected RSR's offer and has filed suit against RSR for damages arising from RSR's failure to comply with the provisions of the Proxy Agreement and purchase the RSR Interest (see "Legal Proceedings").

In accordance with the Letter Agreement, the Company has agreed to transfer to Shamrock all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to or in connection with the RSR Interest and the Company and Shamrock executed a security interest in the RSR Interest in exchange for Shamrock agreeing to forebear from the exercise of any rights or remedies in respect of all obligations owing by the Company to Shamrock (see " - Restructuring").

DISCONTINUED VENTURES

Mississippi. Prior to 1997, an involuntary petition for liquidation under Chapter 7 of the Code was filed with the United States Bankruptcy Court, Southern District of Mississippi (the "Mississippi Bankruptcy Court") against AMGAM, which operated the Gold Shore Casino in Biloxi, Mississippi. The case was subsequently converted into a reorganization under Chapter 11 of the Code. Additionally prior to 1997, AGRM, which owned and leased certain property in Vicksburg, Mississippi, filed a voluntary petition for reorganization under Chapter 11 of the Code with the Mississippi Bankruptcy Court.

Prior to 1997 and the bankruptcy proceedings of AGRM and AMGAM, the Gold Coast Barge, on which AMGAM had previously operated the Gold Shore Casino, had been transferred to the Company from AGRM in exchange for the cancellation of AGRM's guaranty to the Company of certain unpaid lease obligations of AMGAM to the Company.

Pursuant to a Charter Agreement (the "Charter Agreement") entered into prior to 1997 between the Company and President Mississippi Charter Corporation ("PMCC"), PMCC leased the Gold Coast Barge from the Company. PMCC made charter payments, excluding certain setoffs, through May 1997 totaling approximately $6,378,000. From such amount, the Company received approximately $6,025,000, excluding setoffs. The remainder of the payments, and all payments after May 1997, were deposited into an escrow account (the "Escrow Account") for the benefit of the creditors of AMGAM and AGRM. Effective October 30, 1998, PMCC and the Company entered into an amendment to the Charter Agreement (the "Charter Amendment"). Pursuant to the Charter Amendment, among other things,
(i) PMCC paid $4,105,000 (the "Amendment Payments") into the Escrow Account,
(ii) PMCC agreed to pay into the Escrow Account a


<PAGE 8>

monthly charter payment of $215,000 for the period from December 1, 1998 through April 15, 2000 (and made all such payments through July 31, 1999). On August 10, 1999, the Company sold the Gold Coast Casino barge to The President Riverboat Casino-Mississippi, Inc. (the "Purchaser"), an affiliate of PMCC, for $6,827,500, calculated as $5,000,000 plus all remaining charter payments. Upon closing the Purchaser paid $1,000,000 into the Escrow Account and delivered a promissory note in the amount of $5,827,500 to an escrow agent, who will disburse all amounts paid by the Purchaser pursuant to the Mississippi Plan.

On July 23, 1999, the Mississippi Bankruptcy Court confirmed the Mississippi Plan. Pursuant to the Mississippi Plan, the Company's and Shamrock's claims will be paid from (a) 70% of all escrowed charter payments, including the Amendment Payments, (b) 72% of the first $3,000,000 of net proceeds from the sale of the Gold Coast Barge, and (c) 75% of the net proceeds in excess of $3,000,000 from the sale of the Gold Coast Barge. Additionally, all equity interests of the Company in AMGAM and AGRM were canceled as of the effective date of the Mississippi Plan.

In accordance with the Letter Agreement, the Company agreed to transfer to Shamrock substantially all of the Company's right, title and interest under the Mississippi Plan (See " - Restructuring" and " - Liquidity and Continuation of Business").

Nevada. Prior to 1997, pursuant to an agreement between Shamrock and the Company under which Shamrock provided the necessary funds to the Company to close the purchase of the Harolds Club casino in Reno, Nevada, the Company transferred to Shamrock title to the land and the building related to the Harolds Club. Shamrock assumed responsibility for all carrying costs of the Harolds Club property including, but not limited to, lease payments under certain land leases held by the Company related to the Harolds Club, taxes, insurance and utilities. Such land leases were assigned by the Company to Shamrock as of September 29, 1998.

On June 25, 1999, Shamrock sold the Harolds Club in Reno, Nevada. All five land leases held by Shamrock related to the Harolds Club terminated at closing. The Company was released from all obligations under such leases, except that the Company agreed to indemnify the five lessors of the Harolds Club property against any environmental liabilities resulting from intentional or negligent conduct on the part of the Company. (The Company is unaware of, and no claim has been asserted related to, adverse environmental conditions at Harolds Club resulting from intentional or negligent conduct on the part of the Company.) Additionally, lawsuits filed against the Company by the five lessors of the Harolds Club property and cross-claims filed against the Company by co-defendants were dismissed upon closing, and any judgments which were entered have been withdrawn and set aside as if not entered.

Due to certain lease guarantees, the Company had recorded unpaid Harolds Club lease payments and property taxes from April 1996 through March 1999, collectively totaling approximately $2,307,000 (the "Unpaid Harolds Obligations"), as current liabilities. The Company had recorded the amount of the Unpaid Harolds Club Obligations as a receivable due from Shamrock, but, as a result of the Company's determination that there was a substantial likelihood that such amounts would be uncollectible, the Company fully reserved for such amounts at the same time such


<PAGE 9>

amounts were recorded as a receivable. As a result of the sale of the Harolds Club, and the consequent release of the Company from all obligations under such leases and the dismissal of all related lawsuits and cross-claims against the Company, the Company reversed the Unpaid Harolds Obligations as of June 30, 1999.

Prior to 1997, Shamrock and the Company entered into an agreement pursuant to which Shamrock agreed, upon the sale of the Harolds Club, to reimburse the Company for (i) all costs and expenses, in an amount not to exceed $15,000, incurred by the Company in connection with such sale, (ii) all reasonable attorneys' fees incurred by the Company in connection with litigation commenced against, among others, the Company by the five lessors of the Harolds Club property, and (iii) all reasonable costs and expenses incurred by the Company in connection with the operation and maintenance of the Harolds Club. The Company had recorded the amount of such costs and expenses as a receivable due from Shamrock, but, as a result of the Company's determination that there was a likelihood that the Harolds Club would not be sold, the Company fully reserved for such amounts at the same time such amounts were recorded as a receivable. As a result of the sale of the Harolds Club, the Company set off such amounts, collectively totaling approximately $524,000 as of June 30, 1999, against the Company's indebtedness due to Shamrock.

Mobile, Alabama. Prior to 1997, the Company acquired the GM&O Building for $1,006,000 in cash and subsequently recognized writedowns in the value of such investment to reflect its fair market value. On March 1, 1999, the Company sold the GM&O Building in Mobile, Alabama to the City of Mobile for approximately $423,000. The Company used the net sales proceeds of approximately $415,000 for working capital purposes.

Prichard, Alabama. Prior to 1997, the Company purchased seven adjoining parcels of real estate in Prichard, Alabama for a total of approximately $676,000 for possible development in connection with a casino gaming facility. On March 27, 1997, the Company sold such parcels to the City of Prichard for $110,000. The net sales proceeds of approximately $98,000 were used to repay a portion of a promissory note payable to a former employee of the Company related to expenses that such employee incurred during his employment with the Company, which note was secured by such parcels. In addition, the Company had a lease through July 1997 for another parcel of real estate in Prichard, Alabama at a rent of approximately $22,000 per year, which lease was not renewed.

Keno. Prior to 1997, the Company entered into an assignment and transfer agreement with American Heartland Corporation ("AHC"), and Big Red Keno, Ltd., a licensed keno operator in Omaha, Nebraska ("BRK"), pursuant to which: (i) the Company assigned, and AHC assumed, all of the Company's rights and obligations under a certain financing agreement with BRK to provide equipment, services and financing for the operation of a multiple parlor keno game in the City of Omaha in exchange for a revenue participation equal to 50% of cash net income of BRK after deduction of certain cash payments by BRK: (ii) the Company transferred and assigned to AHC all of the Company's right, title and interest to all of the assets utilized by the Company in the conduct of its keno gaming activities, including, without limitation, the Company's computerized keno system and all maintenance and servicing agreements with the licensed operators for stations and locations at which the Company's


<PAGE 10>

computerized keno system is utilized; (iii) the Company agreed not to compete, directly or indirectly, with AHC or BRK as a distributor, manufacturer or maintainer of keno equipment or software, other than in the normal course of any casino operations of the Company for a period of five years; (iv) AHC paid the Company $500,000 on March 29, 1996; and (v) AHC issued and delivered its promissory note to the Company in the principal amount of approximately $1,112,000 (the "Keno Note"). On September 22, 1998, AHC asserted set offs against the Keno Note aggregating approximately $198,000. The Company received principal and interest payments on the Keno Note totaling $850,000 through December 31, 1998. On January 8, 1999, the Company agreed to the payment of $300,000 from AHC in full satisfaction of the Keno Note and accordingly recorded a writedown in the value of the Keno Note in the amount of $165,000.

COMPETITION AND GOVERNMENT REGULATION

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

EMPLOYEES
As of February 29, 2000, the Company had 2 employees, consisting of 1 executive officer and 1 office employee. All of the Company's personnel are employed full-time. Pursuant to the Letter Agreement, the Company anticipates that the Company's President and CEO will be the only employee of the Company as of April 1, 2000.

For additional information concerning the Company and its business and operations, see "Management's Discussion and Analysis."



<PAGE 11>

Item 2.  Description of Property

Headquarters. The Company's operations are located in Glen Rock, New Jersey. The property is currently in operative condition and is sufficient for the Company's current administrative and known operating needs. The property is leased from the Company's President for $100 per month on a month to month basis. See "Executive Compensation - Employment Contracts and Termination of Employment."


Item 3. Legal Proceedings

On September 9, 1999, RSR alleged that the Company and its principal stockholders fraudulently induced RSR and the Remaining Members to enter into the operating agreement for RSR and the Proxy Agreement by failing to disclose the existence or substance of the securities fraud investigation by the federal government against The Bennett Funding Group, Inc. and Bennett Management and Development Corp., affiliates of Shamrock Holdings Group, Inc. RSR has offered to release the Company from such alleged claims in exchange for the RSR Interest and all distributions received by the Company with respect to the RSR Interest. The Company has advised RSR that it disclosed such federal investigation as soon as the Company became aware of such investigation. The Company has rejected RSR's offer and has filed suit against RSR in the Superior Court of New Jersey, Law Division, Bergen County for damages arising from RSR's failure to comply with the provisions of the Proxy Agreement and purchase the RSR Interest. On November 24, 1999, RSR filed a notice of removal to transfer the suit to the United States District Court for the District of New Jersey (the "NJDC") and a notice of motion with the NJDC seeking dismissal of the suit for lack of jurisdiction over RSR. The Company has filed an opposition to RSR's motion to dismiss with the NJDC. See "Description of Business - Investments - Indiana".

In addition to the items set forth above, the Company is involved in other legal proceedings and claims of various types. While any litigation contains an element of uncertainty, it is the opinion of management, after consultation with counsel, that the outcome of each such other proceeding or claim which is pending or known to be threatened, or all of them combined, can be successfully defended or resolved. In addition, management is unable, with any degree of certainty, to predict the outcome, or to estimate the amount of the liability, if any, that may result from these actions. However, management believes that none of such other proceedings or claims will have a material adverse effect on the Company's business or financial condition.


<PAGE 12>

Item 4. Submission Of Matters To A Vote Of Security Holders

Not Applicable. The last annual meeting of stockholders of the Company was held on October 12, 1995. No meeting of stockholders has been held since such date and the Company has no present intention of holding a meeting of stockholders in 2000.


                                PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information. From 1997 through October 4, 1999, the Common Stock traded under the symbol "AGEL" on the OTC Bulletin Board. Effective October 4, 1999, the Common Stock has traded under the symbol "AGELE" on the OTC Bulletin Board. The Company has been informed by the OTC Bulletin Board that the symbol was changed because the report of the Company's independent public accountants on the Company's financial statements for the fiscal year ended December 31, 1998 contained a disclaimer of opinion. As a result of such disclaimer, the OTC Bulletin Board can decide to remove the Common Stock from the OTC Bulletin Board. In such event, there would be no public trading market for the Common Stock. The report of the Company's independent public accountants on the Company's financial statements for the fiscal year ended December 31, 1999 contains an unqualified opinion with a going-concern explanation, but not an adverse opinion or disclaimer of opinion, and therefore the Company intends to apply to the OTC Bulletin Board to ensure that the Common Stock is not removed from the OTC Bulletin Board and to have the symbol reversed to "AGEL".


<PAGE 13>

The following table sets forth, for the calendar periods indicated, the high and low bid prices (which prices are interdealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions).

                                                    Bid Price Per Share
                                                  _______________________
Calendar Periods                                    High           Low
                                                  ________       ________
1998
   First Quarter                                 $  0.0313      $  0.0156
   Second Quarter                                   0.0156         0.0156
   Third Quarter                                    0.0156         0.0156
   Fourth Quarter                                   0.0156         0.0156

1999
   First Quarter                                 $  0.1094      $  0.0156
   Second Quarter                                   0.0313         0.0156
   Third Quarter                                    0.0600         0.0200
   Fourth Quarter                                   0.0200         0.0050

2000
   First Quarter (through February 29, 2000)     $  0.1500      $  0.0090

(b) Holders. At February 29, 2000, there were approximately 295 holders of record of the Common Stock.

(c)     Dividends.
        (1) The Company has never declared or paid any dividends on its Common Stock. The Board of Directors presently intends to retain any and all earnings for use in the Company's business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

        (2) The shares of Series A Stock are convertible at the holder's option into 25 shares of Common Stock per share of Series A Stock and receive dividends as one class with the Common Stock as if converted into Common Stock.

        (3) The Series C Stock has a cumulative dividend rate of 7.5%. The terms of the Series C Stock provide that the Company shall not declare or pay any dividends on the Common Stock or Series A Stock if there are, at such time, any cumulative accrued but unpaid dividends on the Series C Stock. The Series C Stock ranks equally as to dividends with all shares of the Series D Stock. Pursuant to the Letter Agreement, Shamrock waived all accrued dividends, whether declared or undeclared, on the Series C Stock. Accordingly, the Company reversed accrued dividends on the Series C Stock totaling approximately $1,627,000 as of December 16, 1999. Pursuant to the Letter Agreement, Shamrock waived any future dividends on the Series C


<PAGE 14>

Stock so long as Shamrock owns such preferred stock, provided, however, that if the Company declares any dividends on its Common Stock or redeems any of its Common Stock or Series A Stock, other than Common Stock or Series A Stock owned by Shamrock, then the holders of Series C Stock shall be entitled to participate in such dividend or redemption on the same basis as if such Series C Stock had been converted into Common Stock in accordance with the terms of such Series C Stock.

        (4) The Series D Stock has a cumulative dividend rate of 7.5%. The terms of the Series D Stock provide that the Company shall not declare or pay any dividends on the Common Stock or Series A Stock if there are, at such time, any cumulative accrued but unpaid dividends on the Series D Stock. The Series D Stock ranks equally as to dividends with all shares of the Series C Stock. Pursuant to the Letter Agreement, Shamrock waived all accrued dividends, whether declared or undeclared, on the Series D Stock. Accordingly, the Company reversed accrued dividends on the Series D Stock totaling approximately $1,527,000 as of December 16, 1999. Pursuant to the Letter Agreement, Shamrock waived any future dividends on the Series D Stock so long as Shamrock owns such preferred stock, provided, however, that if the Company declares any dividends on its Common Stock or redeems any of its Common Stock or Series A Stock, other than Common Stock or Series A Stock owned by Shamrock, then the holders of Series D Stock shall be entitled to participate in such dividend or redemption on the same basis as if such Series D Stock had been converted into Common Stock in accordance with the terms of such Series D Stock.

        (5) Shamrock, as the majority stockholder of the Company and the sole owner of the Series A Stock, Series C Stock and Series D Stock, has consented to an amendment to the Company's certificate of incorporation changing the dividend rights of the Series C Stock and Series D Stock as discussed above. Such amendment shall become effective twenty days after mailing an information statement discussing such amendment, among other matters, to the Company's stockholders.

        (6) The Company's Series E Preferred Stock ("Series E Stock") has no stated dividend rate.



<PAGE 15>

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements, including the notes thereto, contained elsewhere in this report.

Results of Operations: Comparison of the years ended December 31, 1999 and December 31, 1998

Revenues

As a result of the confirmation of the Mississippi Plan and the dismissal of an adversary complaint filed by the Official Committee of Unsecured Creditors of AMGAM Associates challenging the transfer of the Gold Coast Barge from AGRM to the Company, the Company recognized "Deferred Charter Revenue" of approximately $11,743,000 as revenue for the year ended December 31, 1999.

The Company has not received any financial statement information or payments relating to the RSR Interest for the year ended December 31, 1999 and therefore has not recorded any revenues attributable to the RSR Interest for the year ended December 31, 1999. For the year ended December 31, 1998, the Company recorded revenues of approximately $445,000 attributable to the RSR Interest.

Costs and Expenses

Selling, general and administrative expenses were approximately $910,000 for the year ended December 31, 1999, representing a decrease of approximately $723,000 or approximately 44% when compared to the year ended December 31, 1998. Such decrease was primarily due to a decrease of approximately $609,000 related to the Harolds Club in Nevada, which was sold in June 1999, a decrease in insurance expense of approximately $67,000, a decrease in legal fees of approximately $40,000 and a decrease in directors fees of approximately $32,000.

Depreciation and amortization costs were approximately $526,000 for the year ended December 31, 1999, representing a decrease of approximately $818,000 or approximately 61% when compared to the year ended December 31, 1998, as a result of the sale of the Gold Coast Barge in August 1999.

For the year ended December 31, 1999, the Company recorded a reversal of bad debt expense related to lease expenses of approximately $2,785,000 based on the sale of the Harolds Club and approximately $7,000 based on a settlement for management services rendered prior to 1998. The Company also recorded a reversal of net liabilities for subsidiaries in bankruptcy of approximately $75,000 based upon the sale of the Gold Coast Barge and the anticipated distributions under the Mississippi Plan. For the year ended December 31, 1998, the Company recorded a reversal of net liabilities for subsidiaries in bankruptcy of $781,000 based upon the


<PAGE 16>

anticipated distributions under the then proposed joint plan of liquidation for AMGAM and AGRM.

For the year ended December 31, 1998, the Company wrote down the value of a note receivable by approximately $165,000, to reflect the agreement by the Company to accept the payment of $300,000 from AHC in full satisfaction of the Keno Note.

Net interest expense for the year ended December 31, 1999 was approximately $4,410,000, an increase of approximately $1,473,000 or approximately 50% compared to the year ended December 31, 1998. Interest expense increased approximately $1,444,000 while interest income decreased approximately $29,000 during the year ended December 31, 1999 compared to the year ended December 31, 1998. Interest expense for the year ended December 31, 1998 included (i) the reversal of interest expense of approximately $2,120,000 on charter payments received by the Company that were recorded as indebtedness to Shamrock, (ii) a reversal of previously recorded interest expense in the amount of approximately $160,000 on indebtedness due Shamrock on which the Company has determined no interest was due and (iii) a reversal of previously recorded interest expense in the amount of approximately $62,000 due to a refund of such interest pursuant to a legal settlement.

The Company recorded a net gain of approximately $4,098,000 resulting from the cancellation of indebtedness to Shamrock in exchange for all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to or in connection with the Proxy Agreement relating to the RSR Interest, in accordance with the terms of the Letter Agreement. The Company valued the RSR Interest, exclusive of distributions being escrowed for the benefit of the Company, as the average of the appraisal of the value of the RSR Interest obtained by the Company and the value the Company understands an appraiser for RSR placed on the RSR Interest. The Company also recorded a net gain of approximately $48,000 for the year ended December 31, 1999 related to the sale of the GM&O Building in Mobile, Alabama. Additionally, for the year ended December 31, 1999, the Company recorded a net gain of approximately $40,000 as the result of the settlement of a lawsuit brought by the Company against the purchaser of one of the Company's keno systems. The associated account receivable had been written off in 1996. No such gains were recorded for the year ended December 31, 1998.

Pursuant to the Letter Agreement, Shamrock released the Company from all debts and liabilities in excess of the amount of the Transferred Assets. Accordingly, the Company recorded an extraordinary item of approximately $47,181,000 resulting from the extinguishment of indebtedness to Shamrock.

Liquidity and Capital Resources

For a discussion of liquidity and capital resources, see "Description of Business - Liquidity and Continuation of Business."


<PAGE 17>

Risk Factors; Forward Looking Statements

Management's Discussion and Analysis contains forward-looking statements regarding the Company's future plans, objectives and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements. These factors include, specifically, the uncertainties related to the Company's ability to obtain sufficient funds for its operations.

Item 7. Financial Statements

See pages 29 through 51 following Item 13 below.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 14, 1999, the Registrant appointed Mintz Rosenfeld & Company LLC as the Company's independent public accountants and such firm accepted such appointment effective as of that date. Mintz Rosenfeld & Company LLC had not been previously engaged by the Company. The Company also notified Deloitte & Touche LLP that the Company was changing accountants as of such date. The change of accountants was approved by the Audit Committee of the Board of Directors of the Company and the Board of Directors of the Company.

The report of Deloitte & Touche LLP on the Company's financial statements for the fiscal year ended December 31, 1998 contained a disclaimer of opinion because of the possible material effects of the Company's recurring losses, negative working capital, available cash, stockholders' deficiency, defaults under the Company's debt agreements, uncertainties relating to the liquidation of certain of the Company's subsidiaries, uncertainties relating to the bankruptcy of, and charges relating to affiliates of, the Company's major stockholder and creditor. For the fiscal year ended December 31, 1998 and the subsequent interim period, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference to the matter in its audit report.

Deloitte & Touche LLP has furnished a letter to the Company addressed to the Securities and Exchange Commission stating that it agrees with the foregoing statements.


<PAGE 18>

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Section 16(a) Beneficial Ownership Compliance Report.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a)     Executive Officers and Directors

The executive officers and directors of the Company are as follows:

                                 DIRECTOR
NAME                      AGE   SINCE     POSITION

J. Douglas Wellington     45     1996     President and CEO, General Counsel,
                                          Secretary, Director

The Company's current director serves until the next annual meeting of stockholders and until his successor is duly elected and qualified. The holders of the Series A Preferred Stock are entitled to elect one director to the Board of Directors, but have not elected a director. Mr. Wellington was elected to the Board of Directors on April 11, 1996.

J. Douglas Wellington was elected CEO of the Company in September 1996, after being elected President and Chief Operating Officer in August 1996. Mr. Wellington joined the Company in 1993. In April 1996, Mr. Wellington was elected to the Board of Directors. Mr. Wellington was elected Controller (which position he held until September 1996) and Principal Accounting Officer in May 1996 and was elected interim President and Chief Operating Officer in July 1996.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain such reporting persons that no Form 5's were required for such persons, the


<PAGE 19>

Company believes that, for the fiscal year ended December 31, 1999, its officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.


Item 10.  Executive Compensation

The following tables set forth certain information respecting the compensation awarded to, earned by, or paid to the sole individual serving as the Company's CEO during 1999. No other individual had a total annual compensation exceeding $100,000 for the year ended December 31, 1999.



                                 SUMMARY COMPENSATION TABLE

                                                               Long Term
                                                              Compensation
                Annual Compensation                              Awards
                                               Other Annual    Securities     All Other
Name and Principal   Year    Salary    Bonus   Compensation    Underlying     Compensation
    Position                  ($)       ($)        ($)         Options (#)         ($)
__________________  ____    _______    ______  ____________   _____________   ____________
J. Douglas          1999    125,000      ___        ___           ___          18,422 (1)
Wellington, CEO     1998    125,000      ___        ___           ___          23,432 (2)
                    1997    125,000    62,500       ___           ___          21,275 (3)

(1)  Consists of $12,022 for accrued vacation and sick time, $6,000 for car allowance and $400 for home office expenses.
(2)  Consists of $17,432 for accrued vacation and sick time and $6,000 for car allowance.
(3)  Consists of $15,148 for accrued vacation and sick time, $6,000 for car allowance and $127 for interest on a letter of credit (discussed below).

                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                             AND FISCAL YEAR-END OPTION VALUES

                                                                                Value of
                                                                              Unexercised in-
                                                            Number of            the-money
                                                        Unexercised Options    Options at FY-
                                                           At FY-End (#)          End ($)
                       Shares Acquired  Value Realized     Exercisable /       Exercisable /
Name                   on Exercise (#)       ($)           Unexercisable       Unexercisable
_____________________  _______________  ______________  __________________    _______________

J. Douglas Wellington        0               $0             518,750/0              $0/$0





<PAGE 20>

Compensation of Directors

The Company's non-employee directors were each paid a fee of $4,000 per month in 1999 as compensation for services as a director. Directors who are employed by the Company receive no such compensation. Every director is reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and other Company business.

Employment Contracts and Termination of Employment

The Company and Mr. Wellington executed an employment agreement dated as of December 31, 1999 (the "Employment Agreement") in connection with the execution of the Letter Agreement. The Employment Agreement has a term of thirteen months, and provides for compensation payable to Mr. Wellington of $135,417. The Employment Agreement also provides for a severance payment of $125,000 to be paid to Mr. Wellington from a reserve account set aside and controlled by Shamrock in the event (a) there is no intervening voluntary bankruptcy by the Company prior to January 31, 2001 without Shamrock's consent and the terms and conditions of the Employment Agreement and the Letter Agreement are satisfied, (b) Mr. Wellington is terminated "without cause", (c) a "substantial breach" occurs or (d) Mr. Wellington resigns after a "change of control" (as such terms are defined in the Employment Agreement).

The Employment Agreement supercedes a prior employment agreement dated as of September 12, 1996 (the "Prior Agreement"). The Prior Agreement provided for annual compensation payable to Mr. Wellington of $125,000. The Prior Agreement also provided for (i) a signing bonus of $62,500, which amount was paid to Mr. Wellington upon execution of the Prior Agreement, (ii) a severance payment of $250,000 to be paid to Mr. Wellington upon the occurrence of certain events,
(iii) the issuance of an irrevocable letter of credit in the amount of $62,500, which amount was paid to Mr. Wellington in 1997, (iv) the grant of options to purchase 350,000 shares of Common Stock, and (v) a car allowance of $500 per month.

The Company and Mr. Wellington have entered into an expense reimbursement agreement dated as of September 1, 1999 in connection with Mr. Wellington using his residence as the executive office of the Company. So long as Mr. Wellington's residence is used in such manner, the Company will pay Mr. Wellington $100 per month, provided, however, that if non-Company personnel use such residence for more than three days in a month, the Company will pay Mr. Wellington an additional $450 for such month. Additionally, the budget for the Company through January 2001 under the Letter Agreement provides for a $500 per month car allowance for Mr. Wellington.



<PAGE 21>

Item 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 29, 2000 with respect to the only persons or groups known to the Company who may be deemed to own beneficially more than 5% of the Company's voting securities (i.e. Common Stock or Series A Preferred Stock). Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities.

Title of Class      Name and Address     Amount and Nature    Percent of Class
                    of Beneficial Owner   of Beneficial
                                          Ownership (1)
_______________    ____________________  _________________    ________________

Common Stock       Shamrock Holdings         5,823,019 (2)          41.8%
                   Group, Inc.
                   2 Clinton Square
                   Syracuse, NY  13202

Common Stock       Richard C. Breeden,     325,000,380 (3)          98.0%
                   Trustee
                   C/o Shamrock
                   Holdings Group, Inc.
                   2 Clinton Square
                   Syracuse, NY  13202

Series A Preferred Shamrock Holdings         55,982.61 (4)           100%
Stock              Group, Inc.
                   2 Clinton Square
                   Syracuse, NY  13202

Series A Preferred Richard C. Breeden,       55,982.61 (5)           100%
Stock              Trustee
                   C/o Shamrock Holdings
                   Group, Inc.
                   2 Clinton Square
                   Syracuse, NY  13202


(1) Based on information supplied by persons listed or as reported on the most recent Schedule 13D filed by any such persons. As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after February 29, 2000 (see "- Changes in Control").

(2) Includes 1,399,565 shares of Common Stock issuable upon the conversion of Series A Preferred Stock.


<PAGE 22>

(3) Includes the 5,823,019 shares of Common Stock beneficially owned by Shamrock. The Company understands that Mr. Breeden (the "Bennett Funding Trustee") is sole stockholder and President of Shamrock. Includes, collectively, 317,677,361 shares of Common Stock issuable upon conversion of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, assuming that those conversions took place on February 29, 2000 and that the Company amended its Certificate of Incorporation by increasing the number of authorized shares of Common Stock to 3,000,000,000 shares (see "- Changes in Control").

(4) Each share of Series A Preferred Stock is convertible into 25 shares of Common Stock.

(5) Includes the 55,982.61 shares of Series A Preferred Stock beneficially owned by Shamrock. The Company understands that the Bennett Funding Trustee is sole stockholder and President of Shamrock.




<PAGE 23>

Security Ownership of Management

The following table sets forth information as of February 29, 2000 with respect to (i) each director, (ii) all individuals serving as the Company's CEO during 1999, and (iii) all directors and all such executive officers as a group. Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities. An asterisk (*) indicates beneficial ownership of less than 1%.

COMMON STOCK

Name and Address                  Amount and Nature of      Percent of Class
of Beneficial Owner               Beneficial Ownership
                                           (1)

J. Douglas Wellington                    518,750                    3.97%

c/o American Gaming &
Entertainment, Ltd.,
51 Beech Road,
Glen Rock, New Jersey,
 07452

Executive Officers and                   518,750                    3.97%
Directors as a group (1
person)

(1) As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, and/or the sole or shared investment power with respect to such securities (i.e., the power to dispose of, or to direct the disposition of, such securities). In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security which such person had the right to acquire within 60 days after February 29, 2000.


Changes in Control

Except as described below, the Company knows of no arrangements the operation of which may at a subsequent date result in a change of control.

Shamrock, of which the Company understands that the Bennett Funding Trustee is the sole stockholder, owns (i) 5,923,454 shares of Common Stock, (ii) all of the outstanding Series A Stock, convertible into, and voting as, 1,399,565 shares of Common Stock and (iii) all of the outstanding Series C Stock, Series D Stock and Series E Stock, convertible as of February 29, 2000 into 317,677,361 shares of Common Stock. The Company does not have a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Stock, the Series D Stock and the Series E Stock. On November 11, 1999 the Board of Directors voted to request the stockholders of the Company to approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common


<PAGE 24>

Stock to 3,000,000,000 shares. Shamrock, as the majority stockholder of the Company, has consented to such amendment. Such amendment shall become effective twenty days after mailing an information statement discussing such amendment, among other matters, to the Company's stockholders.

Assuming that Shamrock converted as of February 29, 2000 that number of shares of Series C Stock, Series D Stock and Series E Stock convertible into the total number of the Company's presently authorized but unissued shares of Common Stock (i.e. 37,467,898 shares), Shamrock would own approximately 86.8% of the total outstanding shares of Common Stock and approximately 87.1% of the total voting power represented by the total outstanding voting securities of the Company. Assuming the Company's stockholders approve the amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 3,000,000,000 shares and Shamrock converted as of February 29, 2000 all of the shares of the Series C Stock, the Series D Stock and the Series E Stock (i.e. resulting in a total of 317,677,361 shares of Common Stock being issued to Shamrock as of such date), Shamrock would own approximately 98.0% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company. As of March 2000, Shamrock has not asserted any rights it may have against the Company for the Company's failure to maintain a sufficient number of authorized shares of Common Stock to enable Shamrock to convert all of the Series C Stock, the Series D Stock and the Series E Stock.

Item 12.  Certain Relationships and Related Transactions

See "Security Ownership of Certain Beneficial Owners and Management" for those persons or groups known to the Company who may be deemed to own beneficially more than 5% of the Company's voting securities (i.e. Common Stock or Series A Preferred Stock).

See "Description of Business - Investments - Indiana" for a description of certain relationships and related transactions related to the RSR Interest.

The shares of Series A Stock, all of which outstanding shares are held by Shamrock, are convertible at the holder's option into 25 shares of Common Stock per share of Series A Stock, and bear the right to elect, but Shamrock has not so elected, one director to the Board of Directors. The shares of Series A Stock otherwise vote, and receive dividends, as one class with the Common Stock as if converted into Common Stock, are non-redeemable, and do not accrue or pay dividends or bear any liquidation preference.

The shares of Series C Stock, Series D Stock and Series E Stock, all of which outstanding shares are held by Shamrock, are senior to all other classes of the Company's outstanding stock. Each of the Series C Stock, Series D Stock and Series E Stock is convertible by the holder thereof into the number of shares of Common Stock equal to the then-applicable redemption price for each such Series (as described below) divided by an amount equal to 75% of the average market price of Common Stock for the ten consecutive business days prior to the conversion date. Conversion


<PAGE 25>

of each of the Series C Stock, Series D Stock or Series E Stock could result in significant dilution to the ownership interest of the Company's stockholders (see "Security Ownership of Certain Beneficial Owners and Management - Changes in Control"). The Company has the right to redeem all three series of Preferred Stock at any time. The redemption price for each share of the three series of Preferred Stock (which price is also used to determine the conversion price) increases quarterly as follows: (i) for the Series C Stock, from a redemption price of $1,528.03 per share as of January 1, 2000, $29.17 per share per quarter; (ii) for the Series D Stock, from a redemption price of $1,473.84 per share as of January 1, 2000, $29.17 per share per quarter; and (iii) for the Series E Stock, from a redemption price of $1,361.23 per share as of January 1, 2000, $20.83 per share per quarter.


<PAGE 26>

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

EXHIBIT
  NO.      DESCRIPTION                                            LOCATION
_______    ___________                                          ____________

3.1    Restated Certificate of Incorporation                    (1) Exh. 3.1
3.2    Certificate of Amendment of Restated Certificate of
       Incorporation                                            (2) Exh. 3.3
3.3    Bylaws, as amended                                       (3)
4.1    Specimen Common Stock Certificate                        (3)
10.1   Stock Option Plan                                        (3)(8)
10.2   Employment Agreement dated December 31, 1999 between
       the Company and J. Douglas Wellington                    (3)(8)
10.3   Agreement dated September 1, 1999 between the Company
       and J. Douglas Wellington                                (3)(8)
10.4 Settlement Agreement dated as of August 21, 1998 by and (4) Exh. 10.12 between the Company, AMGAM Associates, American Gaming and Resorts of Mississippi, Inc., Shamrock Holdings
       Group, Inc., Bennett Management and Development Co.,
       the Official Committee of Unsecured Creditors of AMGAM
       Associates, and the Official Unsecured Creditors
       Committee of American Gaming and Resorts of
       Mississippi, Inc.
10.5   Sale Agreement dated as of July 2, 1999 between The      (5) Exh. 10.27
       President Riverboat Casino-Mississippi, Inc., President
       Casinos, Inc., President Mississippi Charter Corporation,
       the Company, AMGAM Associates, American Gaming & Resorts
       of Mississippi, Inc., the Committee for the Unsecured
       Creditors of AMGAM, the Committee for the Unsecured
       Creditors of AGRM, International Game Technology, Inc.,
       and Shamrock Holdings Group, Inc.
10.6   Irrevocable Proxy and Consent Agreement dated as of      (6) Exh. 10.72
       August 23, 1996 by and between Paul L. Partridge,
       Patrick F. Daly, James A. Everatt, Charles E. Reisert, Jr.,
       Eric C. Jackson, the Company and RSR, LLC
10.7   Trust Agreement dated as of August 23, 1996 by and       (6) Exh. 10.73
       between the Company and NBD Bank, N.A.
10.8   Letter agreement dated October 21, 1998 by and between   (4) Exh. 10.26
       Shamrock Holdings Group, Inc., Bennett Management and
       Development Co., AMGAM Associates, American Gaming and
       Resorts of Mississippi, Inc., and the Company


<PAGE 27>

10.9 Letter Agreement dated November 23, 1999, by and between (7) Exh. 10.28 Shamrock Holdings Group, Inc., Bennett Funding Group, Inc.,
       American Gaming & Entertainment, Ltd., Emerald Gaming,
       Inc., AMGAM Associates and American Gaming and Resorts
       of Mississippi, Inc.
10.10  Security Agreement dated as of December 16, 1999 made by (3)
       the Company in favor of Shamrock Holdings Group, Inc.
11     Statement re computations of per share earnings          (3)
23.1   Consent of Mintz Rosenfeld & Company LLC                 (3)
23.2   Consent of Deloitte & Touche LLP                         (3)
27     Financial Data Schedule                                  (3)

(1) This exhibit is incorporated by reference to the Company's Current Report on Form 8-K dated June 24, 1994.
(2) This exhibit is incorporated by reference to the Company's Current Report on Form 8-K dated November 30, 1994.
(3)    Enclosed herewith.
(4) Each of these exhibits is incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 1998.
(5) This exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.
(6) Each of these exhibits is incorporated by reference to the Company's Current Report on Form 8-K dated December 15, 1995.
(7) This exhibit is incorporated by reference to the Company's Current Report on Form 8-K dated November 23, 1999.
(8) Each of these exhibits is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

(b)    Reports on Form 8-K.

The Company filed the following report during the fourth quarter of 1999:

Form 8-K dated November 23, 1999 with respect to the Letter Agreement.



<PAGE 28>

                    American Gaming & Entertainment, Ltd.

                             Form 10-KSB - Item 7

                        List of Financial Statements


The following financial statements are included in Item 7:



Independent Auditors' Reports......................................29 - 30

Consolidated Balance Sheets at December 31, 1999 and 1998 .........31 - 32

Consolidated Statements of Operations for the years ended
     December 31, 1999 and 1998 ...................................33 - 34

Consolidated Statements of Stockholders' Equity (Deficiency) for
     the years ended December 31, 1999 and 1998 ........................35

Consolidated Statements of Cash Flows for the years ended
     December 31, 1999 and 1998 ........................................36

Notes to Consolidated Financial Statements ........................37 - 51



<PAGE 29>

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Gaming & Entertainment, Ltd.
Glen Rock, New Jersey

We have audited the accompanying consolidated balance sheet of American Gaming & Entertainment, Ltd. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Gaming & Entertainment, Ltd. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Notes 1, 3 and 4, the Company has had a history of insufficient liquidity and has been dependent upon its majority stockholder and certain related entities for both working capital and project related financing. Although the Company has sufficient funds to operate until January 31, 2001, it has no current commitments or prospects for additional funds. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                        /s/ MINTZ ROSENFELD & COMPANY LLC
                                        Certified Public Accountants
March 17, 2000
Fairfield, New Jersey


<PAGE 30>

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Gaming & Entertainment, Ltd.
Glen Rock, New Jersey

We have audited the accompanying consolidated balance sheet of American Gaming & Entertainment, Ltd. and subsidiaries as of December 31, 1998, and the related consolidated statement of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's recurring losses, negative working capital, stockholders' deficiency, defaults under its debt agreements, uncertainties relating to the liquidation of its subsidiaries, uncertainties relating to the bankruptcy of, and charges relating to affiliates of, its major stockholder and creditor and available cash raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans concerning these matters are discussed in Notes 3, 4 and 7. The financial statements do not include any additional adjustments that might result from the outcome of these uncertainties.

Because of the possible material effects of the uncertainties referred to in the preceding paragraph, we are unable to express, and we do not express, an opinion on the financial statements for 1998.


/s/ Deloitte & Touche LLP


Philadelphia, Pennsylvania
April 14, 1999


<PAGE 31>

                  AMERICAN GAMING & ENTERTAINMENT, LTD.
                       CONSOLIDATED BALANCE SHEETS

                                                   December 31,   December 31,
                                                       1999          1998
                                                   ____________   ____________

ASSETS
Current assets
    Cash                                           $    127,000   $    123,000
    Restricted cash - charter payments                        -      4,320,000
    Restricted cash - Rising Sun                              -      1,119,000
    Prepaid expenses                                     58,000         71,000
    Due from stockholder                                376,000              -
    Other current assets                                  7,000        801,000
                                                   ____________   ____________
Total current assets                                    568,000      6,434,000

Casino barge and improvements, subject to lease,
 net of accumulated depreciation of
 $5,243,000 - 1998                                            -      7,350,000

Furniture, fixtures and equipment, net of
 accumulated depreciation
 of $83,000 - 1999 and $79,000 - 1998                     5,000          9,000
                                                   ____________   ____________
                                                   $    573,000   $ 13,793,000
                                                   ============   ============


See Notes to Consolidated Financial Statements


<PAGE 32>

                  AMERICAN GAMING & ENTERTAINMENT, LTD.
                       CONSOLIDATED BALANCE SHEETS


                                                   December 31,   December 31,
                                                       1999          1998
                                                   ____________   ____________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
  Amounts due to related parties:
    Accrued interest                               $          -   $19,882,000
    Dividends payable                                         -     2,553,000
    Accrual for lease costs                                   -     2,701,000
    Current portion of long term debt                         -    34,592,000
                                                   ____________   ____________
                                                              -    59,728,000

    Accounts payable                                     47,000        86,000
    Accrued payroll and related expenses                  3,000         3,000
    Accrued expenses and other current liabilities       52,000     2,241,000
    Short term portion of estimated net liabilities
     for subsidiaries in bankruptcy                           -     2,070,000
    Deferred charter revenue                                  -    10,238,000
                                                   ____________   ____________
Total current liabilities                               102,000    74,366,000

Long term portion of estimated net liabilities for
  subsidiaries in bankruptcy                                  -     1,640,000
                                                   ____________   ____________
                                                        102,000    76,006,000
                                                   ____________   ____________

Commitments and contingencies

Stockholders' equity (deficiency)
    Preferred stock, 1,000,000 shares authorized:
    Series A preferred stock, par value $.01 per
      share,  55,983 shares issued                        1,000         1,000
    Series C  and D cumulative preferred stock, and
      Series E preferred stock, par value $.01 per
      share, 4,000 shares authorized and issued for
      each series                                    17,136,000    15,869,000
Common stock, par value $.01 per share; 50,000,000
    shares authorized, 12,556,137 shares issued
    (including 24,035 shares held in treasury)          126,000       126,000
Additional paid-in capital                           42,707,000    41,421,000
Cost of shares held in treasury                         (25,000)      (25,000)
Accumulated deficit                                 (59,474,000) (119,605,000)
                                                   ____________   ____________
                                                        471,000   (62,213,000)
                                                   ____________   ____________
                                                   $    573,000   $13,793,000
                                                   ============   ============


See Notes to Consolidated Financial Statements


<PAGE 33>

                   AMERICAN GAMING & ENTERTAINMENT LTD.
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Years ended December 31,
                                                   ___________________________
                                                       1999          1998
                                                   ____________   ____________

Revenues
    Equity interests in gaming projects            $ 11,743,000   $   445,000
                                                   ____________   ____________
Total revenues                                       11,743,000       445,000
                                                   ____________   ____________

Costs and expenses
    Selling, general and administrative                910,000      1,633,000
    Depreciation and amortization                      526,000      1,344,000
    Reversal of bad debt expense related to
      lease expenses                                (2,792,000)             -
    Reversal of net liabilities for subsidiaries
      in bankruptcy                                    (75,000)      (781,000)
    Writedown of impaired assets                             -        165,000
                                                   ____________   ____________
Total costs and expenses                            (1,431,000)     2,361,000
                                                   ____________   ____________

Operating income (loss)                             13,174,000     (1,916,000)
                                                   ____________   ____________

Other income (expense)
    Interest income                                     66,000         95,000
    Interest expense                                (4,476,000)    (3,032,000)
    Net gain on sale of assets                       4,186,000              -
                                                   ____________   ____________
Total other income (expense)                          (224,000)    (2,937,000)
                                                   ____________   ____________

Net income (loss) before extraordinary item         12,950,000     (4,853,000)

Extraordinary item - extinguishment of debt         47,181,000              -
                                                   ____________   ____________

Net income (loss)                                   60,131,000     (4,853,000)

Dividends and accretion on preferred stock
    Dividends and accretion                         (1,867,000)    (1,867,000)
    Reversal of previously accrued dividends         3,153,000              -
                                                   ____________   ____________
Total dividends and accretion on preferred stock     1,286,000     (1,867,000)
                                                   ____________   ____________

Net income (loss) for common stockholders          $61,417,000    $(6,720,000)
                                                   ===========    ============



See Notes to Consolidated Financial Statements






<PAGE 34>

                    AMERICAN GAMING & ENTERTAINMENT LTD.
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years ended December 31,
                                                 _____________________________
                                                      1999          1998
                                                 ______________  _____________

Net income (loss) for common stockholders        $   61,417,000  $ (6,720,000)
                                                 ==============  =============

Basic income (loss) per share:
    Before extraordinary item                    $         1.14  $      (0.54)
    Extraordinary item                                     3.76             -
                                                 ______________  _____________
    Total                                        $         4.90  $      (0.54)
                                                 ==============  =============

Diluted income (loss) per share:
    Before extraordinary item                    $         0.01  $      (0.54)
    Extraordinary item                                     0.02             -
                                                 ______________  _____________
    Total                                        $         0.03  $      (0.54)
                                                 ==============  =============

Shares outstanding:
    Basic weighted average number of common
      shares outstanding                             12,532,102    12,532,102
    Dilutive effect of conversion of preferred
      stock Series A, C, D & E                    1,816,508,248             -
                                                 ______________  _____________
    Diluted weighted average number of common
      shares outstanding                          1,829,040,350    12,532,102
                                                 ==============  =============


See Notes to Consolidated Financial Statements





<PAGE 35>

                    AMERICAN GAMING & ENTERTAINMENT, LTD.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                      1999          1998
                                                 ______________  _____________

Series A Preferred Stock
  Balance at beginning and end of year           $       1,000   $      1,000
                                                 ==============  =============
______________________________________________________________________________

Series C, D & E Preferred Stock
  Balance at beginning of year                   $  15,869,000   $ 14,602,000
  Accretion                                          1,267,000      1,267,000
                                                 ______________  _____________
  Balance at end of year                         $  17,136,000   $ 15,869,000
                                                 ==============  =============
______________________________________________________________________________

Common Stock
  Balance at beginning and end of year           $     126,000   $    126,000
                                                 ==============  =============
______________________________________________________________________________


Additional Paid-In Capital
  Balance at beginning of year                   $  41,421,000   $ 43,288,000
  Accrual of dividends on preferred stock             (600,000)      (600,000)
  Reversal of previously accrued dividends
    on preferred stock                               3,153,000              -
  Accretion of preferred stock                      (1,267,000)    (1,267,000)
                                                 ______________  _____________
  Balance at end of year                         $  42,707,000   $ 41,421,000
                                                 ==============  =============
______________________________________________________________________________


Treasury Stock
  Balance at beginning and end of year                ($25,000)      ($25,000)
                                                 ==============  =============
______________________________________________________________________________


Accumulated Deficit
  Balance at beginning of year                   ($119,605,000) ($114,752,000)
  Net income (loss)                                 60,131,000     (4,853,000)
                                                 ______________  _____________
  Balance at end of year                         ($ 59,474,000) ($119,605,000)
                                                 ==============  =============


See Notes to Consolidated Financial Statements



<PAGE 36>

                    AMERICAN GAMING & ENTERTAINMENT, LTD.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years ended December 31,
                                                      1999          1998
                                                 ______________  _____________
Operating Activities
Net income (loss)                                $   60,131,000  $ (4,853,000)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
        Equity interests in gaming projects         (11,743,000)     (445,000)
        Depreciation and amortization                   526,000     1,344,000
        Reversal of bad debt expense related to
          lease expenses                             (2,792,000)            -
        Reversal of net liabilities for
          subsidiaries in bankruptcy                    (75,000)            -
        Interest income from restricted cash            (53,000)      (44,000)
        Accrued interest                              4,476,000     3,094,000
        Net gain on sale of assets                   (4,186,000)            -
        Extraordinary item - extinguishment of debt (47,181,000)            -
        Equity in losses of subsidiaries in
          bankruptcy                                          -      (781,000)
        Writedown of impaired assets                          -       165,000
Other changes in operating assets and liabilities
        Restricted proceeds from sale of barge       (1,562,000)            -
        Restricted cash - charter payments              376,000    (4,320,000)
        Deferred charter revenue                              -     4,320,000
        Other current assets                             60,000       132,000
        Other non-current assets                              -         1,000
        Accounts payable, accrued expenses and
          other current liabilities                     125,000       846,000
                                                 ______________  _____________
             Net cash used in operating activities   (1,898,000)     (541,000)
                                                 ______________  _____________
Investing Activities
Transfer of assets to Shamrock pursuant to
  restructuring                                      14,013,000             -
Due from stockholder                                   (376,000)            -
Proceeds from sale of barge                             723,000             -
Proceeds from disposition of building                   416,000             -
                                                 ______________  _____________
             Net cash provided by investing
               activities                            14,776,000             -
                                                 ______________  _____________

Financing Activities
Reduction of indebtedness to Shamrock               (14,013,000)            -
Proceeds from note receivable - barge                   839,000             -
Proceeds from notes receivable - keno assets            300,000       283,000
                                                 ______________  _____________
             Net cash provided by (used in)
               financing activities                 (12,874,000)      283,000
                                                 ______________  _____________

Increase (decrease) in cash                               4,000      (258,000)
Cash at beginning of year                               123,000       381,000
                                                 ______________  _____________
Cash at end of period                            $      127,000  $    123,000
                                                 ==============  =============

See Notes to Consolidated Financial Statements


<PAGE 37>

AMERICAN GAMING & ENTERTAINMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998

Note 1 - Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As described in Note 4, prior to 1999 the Company had sustained recurring operating losses. The Company has also had a history of insufficient liquidity and has been dependent upon Shamrock Holdings Group, Inc. and certain related entities (collectively, "Shamrock") for both working capital and project related financing.

The Company's recurring losses raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans concerning these matters are discussed in Notes 3 and 4. The financial statements do not include any additional adjustments that might result from the outcome of these uncertainties.

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

As a result of the bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code (the "Code") affecting the Company's wholly owned subsidiaries, AMGAM Associates, a Mississippi partnership ("AMGAM") and American Gaming and Resorts of Mississippi, Inc., ("AGRM"), AMGAM and AGRM are not included in the consolidated financial statements for financial reporting purposes. The Company followed the equity method of accounting for its investment in AMGAM and AGRM (see Note 7).

Revenues
Revenues are principally from the charter of the Gold Coast Barge (see Note 7) and an equity interest in a riverboat gaming entertainment complex (see Note
6).

Property and Equipment
Property and equipment are carried at cost. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method based on the following:

              Furniture, fixtures and equipment            3-10 years

              Software                                        5 years


<PAGE 38>

Leased assets at December 31, 1998 consisted of the Gold Coast Barge, net of accumulated depreciation (see Note 7), calculated on the straight-line method over a 10 year life.

Income (Loss) For Common Stockholders Per Common Share
Income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Under SFAS No. 128, basic income per share is computed based on income applicable to common stock divided by the weighted average number of common shares outstanding for the period. Diluted income per share is computed based on income applicable to common stock divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive common stock equivalents. For the year ended December 31, 1999, the Company's Series A Preferred Stock, Series C Cumulative Preferred Stock ("Series C Preferred Stock"), Series D Cumulative Preferred Stock ("Series D Preferred Stock") and Series E Preferred Stock are considered to be dilutive common stock equivalents. For the years ended December 31, 1999 and 1998, Common Stock options and warrants which are considered to be potential shares of common stock are excluded from the calculation of diluted loss for common stockholders per common share because they have an antidilutive effect.

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

Asset Impairment
Long-lived assets are reviewed for impairment on an annual basis in conjunction with the preparation of the annual budget or when a specific event indicates that the carrying value of an asset may not be recoverable.
Recoverability is assessed based on estimates of future cash flows   expected
to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value (See Note 7).

Fair Market Value of Financial Instruments
The amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, receivables, and payables approximate fair value. Because of the related party nature of the Company's debt, determination of fair value would be impractical.

Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions. Management believes the estimates and assumptions used in the preparation of these consolidated financial statements


<PAGE 39>

are reasonable based upon currently available facts and known circumstances but recognizes that actual results may differ from those estimates and assumptions. Such differences, if any, could have a material impact on the Company's financial condition, results of operations or liquidity.

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, was to be effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

Supplemental Cash Flow Information
The Consolidated Statements of Cash Flows exclude the effects of certain noncash financing activities, as follows:

                                              1999                  1998
                                           ___________          ____________

Dividends on Series C and D Preferred
  Stock                                       $600,000             $600,000
Accretion on Series C, D and E
  Preferred Stock                            1,267,000            1,267,000
Reversal of Previously Accrued
  Dividends on Series C, D and E
  Preferred Stock (see Note 3)               3,153,000                    -

Pursuant to the Letter Agreement (defined below, see Note 3), Shamrock has waived all accrued dividends, whether declared or undeclared, on the Series C Preferred Stock and the Series D Preferred Stock. Accordingly, The Company reversed such accrued dividends for the year ended December 31, 1999. The Company paid no interest or income taxes (see Note 12) for the years ended December 31, 1999 and 1998.

Note 2 - Nature of Business

Prior to 2000, the Company owned equity interests in various properties that, at the respective times of purchase, the Company anticipated could be utilized in casino gaming projects. The Company still owns a 4.9% interest in a riverboat gaming and entertainment complex in Rising Sun, Indiana (the "RSR Interest"), but has agreed to transfer to Shamrock all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to or in connection with the RSR Interest (see Notes 3 and 6). Shamrock is the Company's majority stockholder and, prior to the restructuring discussed in Note 3, was the Company's primary


<PAGE 40>

creditor. The Company is currently seeking financing from sources independent of Shamrock. The Company has no present commitments or other alternatives for such financing.

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

Note 3 - Restructuring

In accordance with a Letter Agreement dated November 23, 1999 between the Company and Shamrock (the "Letter Agreement"), the Company agreed to transfer to Shamrock (a) substantially all of the Company's right, title and interest under the First Amended Joint Plan of Liquidation (the "Mississippi Plan") for AMGAM and AGRM and (b) all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to or in connection with an Irrevocable Proxy and Consent Agreement (the "Proxy Agreement") relating to the RSR Interest (collectively, the "Transferred Assets"). On December 16, 1999, the Letter Agreement was approved by the United States Bankruptcy Court for the Northern District of New York (the "NYBC"), the court in which Shamrock was a debtor in bankruptcy from June 1998 through February 2000. However, pursuant to an order (the "Order") by the NYBC dated December 23, 1999, the release by Shamrock of the Company is conditioned upon the Company's fulfillment of its obligations under the Letter Agreement, and the release of Mr. J. Douglas Wellington, the President and Chief Executive Officer ("CEO") of the Company, by Shamrock was effective as of December 23, 1999, except for his obligations under his employment contract dated as of December 31, 1999 (the "Employment Agreement").

The Transferred Assets constituted substantially all of the assets of the Company as of December 16, 1999. The amount of the Transferred Assets reduced the Company's indebtedness to Shamrock. The Company was to retain cash of $464,000 as of January 1, 2000, less legal retainers plus accounts payable incurred in the ordinary course of business to bona fide third parties and mutually agreed upon by the Company and Shamrock (see Note 5). Such retained amount represents the Company's budgeted costs through January 31, 2001. As of January 31, 2001, after paying any and all outstanding expenses, the Company will transfer all remaining cash to Shamrock.

In accordance with the Letter Agreement, the Company executed a security agreement in favor of Shamrock relating to the RSR Interest in exchange for Shamrock agreeing to forebear from the exercise of any rights or remedies in respect of all obligations owing by the Company to Shamrock. Prior to December 16, 1999, the Company was indebted to Shamrock in the amount of approximately $64,315,000.


<PAGE 41>

Pursuant to the Letter Agreement but subject to the Order, Shamrock released the Company from all debts and liabilities in excess of the amount of the Transferred Assets, and shall cause the dismissal with prejudice of the adversary proceeding captioned Richard C. Breeden, Trustee of the Bennett Funding Group, Inc. et al v. Gamma International, American Gaming & Entertainment, Ltd. and John Does 1 to 100 (AP 98-70465 A) (United States Bankruptcy Court for the Northern District of New York).

Subject to the Order, Shamrock has waived all accrued dividends, whether declared or undeclared, on the Series C Preferred Stock and the Series D Preferred Stock. Although undeclared dividends do not constitute legal obligations of the Company, the Company accrued for such dividends because, under the terms of the Series C Preferred Stock and the Series D Preferred Stock, dividends are cumulative whether or not declared and the Company was prohibited from paying dividends on, purchasing or redeeming any of its Series A Preferred Stock or Common Stock so long as any such cumulated dividends were unpaid. Shamrock has agreed to waive any future dividends on such preferred stock so long as Shamrock owns such preferred stock, provided, however, that if the Company declares any dividends on its Common Stock or redeems any of its Common Stock or Series A Preferred Stock, other than Common Stock or Series A Preferred Stock owned by Shamrock, then the holders of Series C Preferred Stock and Series D Preferred Stock shall be entitled to participate in such dividend or redemption on the same basis as if such Series C Stock and Series D Stock had been converted into Common Stock in accordance with the terms of such Series C Preferred Stock and Series D Preferred Stock. All other provisions of the Series C Preferred Stock and Series D Preferred Stock shall remain in effect, including, without limitation, provisions regarding voting and conversion. Shamrock, as the majority stockholder of the Company and the sole owner of the Series A Stock, Series C Stock and Series D Stock, has consented to an amendment to the Company's certificate of incorporation changing the dividend rights of the Series C Stock and Series D Stock as discussed above. Such amendment shall become effective twenty days after mailing an information statement discussing such amendment, among other matters, to the Company's stockholders.

In accordance with the Letter Agreement, the Company released Shamrock from all debts and liabilities and withdrew all claims in the bankruptcy cases of Shamrock and Bennett Funding Group, Inc. et al. The Company shall endeavor to find a buyer of its stock and/or remaining assets during the term ending January 31, 2001.

As a result of the transactions agreed to in the Letter Agreement, the Company recorded a decrease in assets of approximately $9,915,000 and a decrease in liabilities of approximately $64,347,000 as of December 16, 1999. Additionally, net income increased by approximately $51,279,000 and net income for common stockholders increased by approximately $54,432,000 for the year ended December 31, 1999.

Mr. Wellington shall continue his employment with the Company through the term ending January 31, 2001 at an annual compensation of $125,000. At the end of such term, assuming that


<PAGE 42>

there has been no intervening voluntary bankruptcy filing by the Company without Shamrock's consent and assuming that the provisions of the Letter Agreement and the Employment Agreement are met, Mr. Wellington shall be entitled to a severance payment of $125,000 from a reserve account set aside and controlled by Shamrock.

Note 4 - Liquidity and Continuation of Business

The Company has sustained recurring operating losses since its inception. The Company also has had a history of insufficient liquidity and has been dependent upon Shamrock for both working capital and project related financing. The Company had available cash of approximately $127,000 as of December 31, 1999 (see Note 5).

The Company maintains its cash accounts at a bank located in New Jersey. Total cash balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per bank. The Company had cash balances on deposit with the New Jersey bank at December 31, 1999 that exceeded the balance insured by the FDIC in the amount of approximately $31,000.

The Company's ability to continue in business is primarily dependent upon its ability to obtain sufficient funds for its operations. However, the Company has no current commitments or prospects for additional funds. If the Company does not receive additional funds prior to January 31, 2001, it would then need to pursue a formal plan of reorganization or liquidation. A formal plan of reorganization or liquidation would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that the stockholders of the Company will recover any of their investment in the Company.

Note 5 - Due from Stockholder

Pursuant to the Letter Agreement, the Company was to retain cash of $464,000 as of January 1, 2000, less legal retainers plus accounts payable incurred in the ordinary course of business to bona fide third parties and mutually agreed upon by the Company and Shamrock (see Note 3). As of December 31, 1999, approximately $376,000 was due from Shamrock from excess cash distributions to Shamrock. The Company received such amount in April 2000.

Note 6 - Investment in Gaming Project

Pursuant to the Proxy Agreement, RSR, LLC ("RSR"), a limited liability company formed by the Company and a group of non-affiliated individuals, is currently obligated to purchase the RSR Interest from NBD Bank, N.A., as trustee ("NBD"), for the benefit of the Company, at an average appraised fair market value. Additionally, RSR and the Company are currently obligated to close on the sale of the RSR Interest at the lower of the two appraisal amounts, with the balance due upon the completion of an independent third appraisal. The Company has obtained an appraisal


<PAGE 43>

valuing the RSR Interest at $6 million. The Company understands that RSR has obtained an appraisal that values the RSR Interest significantly lower.

On September 9, 1999, RSR alleged that the Company and its principal stockholders fraudulently induced RSR and the other members of RSR (collectively, the "Remaining Members") to enter into the operating agreement for RSR and the Proxy Agreement. RSR has offered to release the Company from such alleged claims in exchange for the RSR Interest and all distributions received by the Company with respect to the RSR Interest. The Company has rejected RSR's offer and has filed suit against RSR for damages arising from RSR's failure to comply with the provisions of the Proxy Agreement and purchase the RSR Interest (see Note 3).

In accordance with the Letter Agreement, the Company has agreed to transfer to Shamrock all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to or in connection with the RSR Interest and the Company and Shamrock executed a security interest in the RSR Interest in exchange for Shamrock agreeing to forebear from the exercise of any rights or remedies in respect of all obligations owing by the Company to Shamrock (see Note 3).

The Company has not received any financial statement information or payments relating to the RSR Interest for the year ended December 31, 1999 and therefore has not recorded any revenues attributable to the RSR Interest for such period. For the year ended December 31, 1998, the Company recorded revenues of approximately $445,000 attributable to the RSR Interest.

Note 7 - Discontinued Ventures

Mississippi
Prior to 1998, an involuntary petition for liquidation under Chapter 7 of the Code was filed with the United States Bankruptcy Court, Southern District of Mississippi (the "Mississippi Bankruptcy Court") against AMGAM, which operated the Gold Shore Casino in Biloxi, Mississippi. The case was subsequently converted into a reorganization under Chapter 11 of the Code. Additionally, prior to 1998, AGRM, which owned and leased certain property in Vicksburg, Mississippi, filed a voluntary petition for reorganization under Chapter 11 of the Code with the Mississippi Bankruptcy Court.

Prior to 1998 and the bankruptcy proceedings of AGRM and AMGAM, the Gold Coast Barge, on which AMGAM had previously operated the Gold Shore Casino, had been transferred to the Company from AGRM in exchange for the cancellation of AGRM's guaranty to the Company of certain unpaid lease obligations of AMGAM to the Company.

Pursuant to a Charter Agreement (the "Charter Agreement") entered into prior to 1998 between the Company and President Mississippi Charter Corporation ("PMCC"), PMCC leased the Gold Coast Barge from the Company. Effective October 30, 1998, PMCC and the Company entered into an amendment to the Charter Agreement (the "Charter Amendment"). Pursuant to the Charter Amendment, among other things, (i) PMCC paid $4,105,000 (the "Amendment


<PAGE 44>

Payments") into an escrow account (the "Escrow Account") for the benefit of the creditors of AMGAM and AGRM, (ii) PMCC agreed to pay into the Escrow Account a monthly charter payment of $215,000 for the period from December 1, 1998 through April 15, 2000 (and made all such payments through July 31,
1999). On August 10, 1999, the Company sold the Gold Coast Casino barge to The President Riverboat Casino-Mississippi, Inc. (the "Purchaser"), an affiliate of PMCC, for $6,827,500, calculated as $5,000,000 plus all remaining charter payments. Upon closing the Purchaser paid $1,000,000 into the Escrow Account and delivered a promissory note in the amount of $5,827,500 to an escrow agent, who will disburse all amounts paid by the Purchaser pursuant to the Mississippi Plan.

On July 23, 1999, the Mississippi Bankruptcy Court confirmed the Mississippi Plan. Pursuant to the Mississippi Plan, the Company's and Shamrock's claims will be paid from (a) 70% of all escrowed charter payments, including the Amendment Payments, (b) 72% of the first $3,000,000 of net proceeds from the sale of the Gold Coast Barge, and (c) 75% of the net proceeds in excess of $3,000,000 from the sale of the Gold Coast Barge. Additionally, all equity interests of the Company in AMGAM and AGRM were canceled as of the effective date of the Mississippi Plan.

As a result of the confirmation of the Mississippi Plan, as of July 23, 1999, the Company set off "Short Term Portion of Estimated Net Liabilities for Subsidiaries in Bankruptcy", totaling approximately $3,635,000, against the "Restricted Cash - Mississippi" and "Note Receivable" amounts (totaling approximately $2,024,000 and $1,611,000, respectively) to be received by creditors of AMGAM and AGRM other than the Company. Additionally, as a result of the confirmation of the Mississippi Plan and the dismissal of an adversary complaint filed by the Official Committee of Unsecured Creditors of AMGAM Associates challenging the transfer of the Gold Coast Barge from AGRM to the Company, the Company recognized "Deferred Charter Revenue" of approximately $11,743,000 as revenue.

In accordance with the Letter Agreement, the Company agreed to transfer to Shamrock substantially all of the Company's right, title and interest under the Mississippi Plan (See Note 3).

Harolds Club Casino
Prior to 1998, pursuant to an agreement between Shamrock and the Company under which Shamrock provided the necessary funds to the Company to close the purchase of the Harolds Club casino in Reno, Nevada, the Company transferred to Shamrock title to the land and the building related to the Harolds Club. Shamrock assumed responsibility for all carrying costs of the Harolds Club property including, but not limited to, lease payments under certain land leases held by the Company related to the Harolds Club, taxes, insurance and utilities. Such land leases were assigned by the Company to Shamrock as of September 29, 1998.

On June 25, 1999, Shamrock sold the Harolds Club in Reno, Nevada. All five land leases held by Shamrock related to the Harolds Club terminated at closing. The Company was released from all obligations under such leases, except that the Company agreed to indemnify the five lessors of the Harolds Club property against any environmental liabilities resulting from intentional or


<PAGE 45>

negligent conduct on the part of the Company. (The Company is unaware of, and no claim has been asserted related to, adverse environmental conditions at the Harolds Club resulting from intentional or negligent conduct on the part of the Company.) Additionally, lawsuits filed against the Company by the five lessors of the Harolds Club property and cross-claims filed against the Company by co-defendants were dismissed upon closing, and any judgments which were entered have been withdrawn and set aside as if not entered.

Due to certain lease guarantees, the Company had recorded unpaid Harolds Club lease payments and property taxes from April 1996 through March 1999, collectively totaling approximately $2,307,000 (the "Unpaid Harolds Obligations"), as current liabilities. The Company had recorded the amount of the Unpaid Harolds Club Obligations as a receivable due from Shamrock, but, as a result of the Company's determination that there was a substantial likelihood that such amounts would be uncollectible, the Company fully reserved for such amounts at the same time such amounts were recorded as a receivable. As a result of the sale of the Harolds Club, and the consequent release of the Company from all obligations under such leases and the dismissal of all related lawsuits and cross-claims against the Company, the Company reversed the Unpaid Harolds Obligations as of June 30, 1999.

Prior to 1998, Shamrock and the Company entered into an agreement pursuant to which Shamrock agreed, upon the sale of the Harolds Club, to reimburse the Company for (i) all costs and expenses, in an amount not to exceed $15,000, incurred by the Company in connection with such sale, (ii) all reasonable attorneys' fees incurred by the Company in connection with litigation commenced against, among others, the Company by the five lessors of the Harolds Club property, and (iii) all reasonable costs and expenses incurred by the Company in connection with the operation and maintenance of the Harolds Club. The Company had recorded the amount of such costs and expenses as a receivable due from Shamrock, but, as a result of the Company's determination that there was a likelihood that Harolds Club would not be sold, the Company fully reserved for such amounts at the same time such amounts were recorded as a receivable. As a result of the sale of the Harolds Club, the Company set off such amounts, collectively totaling approximately $524,000 as of June 30, 1999, against the Company's indebtedness due to Shamrock.

GM&O Building
Prior to 1998, the Company acquired the GM&O Building for approximately $1,006,000 in cash and subsequently recognized writedowns in the value of such investment to reflect its fair market value. The value of the GM&O Building in the amount of $375,000 is included in "Other current assets" in the accompanying Consolidated Balance Sheet at December 31, 1998.

On March 1, 1999, the Company sold the GM&O Building in Mobile, Alabama to the City of Mobile for approximately $423,000. The Company used the net sales proceeds of approximately $415,000 for working capital purposes.


<PAGE 46>

Keno
Prior to 1998, the Company entered into an assignment and transfer agreement with American Heartland Corporation ("AHC") and Big Red Keno, Ltd., a licensed keno operator in Omaha, Nebraska, pursuant to which the Company transferred and assigned to AHC all of the Company's right, title and interest to all of the assets utilized by the Company in the conduct of its keno gaming activities in exchange for $500,000 in cash and a promissory note to the Company in the principal amount of approximately $1,112,000 (the "Keno Note"). The Company received principal and interest payments on the Keno Note totaling approximately $300,000 for each of the years ended December 31, 1998 and 1997, respectively. On September 22, 1998, AHC asserted set offs against the Keno Note aggregating approximately $198,000. On January 8, 1999, the Company agreed to the payment of $300,000 from AHC in full satisfaction of the Keno Note and accordingly recorded a writedown in the value of the Keno Note in the amount of $165,000 for the year ended December 31, 1998.

Note 8 - Long Term Debt

In accordance with the Letter Agreement, the Company agreed to transfer the Transferred Assets to Shamrock. The amount of the Transferred Assets reduced the Company's indebtedness to Shamrock. Additionally, pursuant to the Letter Agreement, Shamrock released the Company from all debts and liabilities in excess of the amount of the Transferred Assets, and waived all accrued dividends, whether declared or undeclared, on the Series C Preferred Stock and the Series D Preferred Stock (see Note 3).

At December 31, 1998, debt consisted of approximately $34,592,000 payable to Shamrock. The Company was delinquent in the payment of interest due on its obligations to Shamrock and certain related entities and accordingly classified all of the outstanding debt to Shamrock as current as of December 31, 1998. Additionally, at December 31, 1998, the Company was indebted to Shamrock for approximately $19,882,000 of accrued interest, approximately $2,553,000 of accrued dividends (see Note 10) and approximately $2,701,000 in rent due under a lease for a gaming vessel.

The weighted average rate of interest (stated or accrued) on all outstanding amounts due to Shamrock as of December 31, 1998 was 13.49%.

Note 9 - Other Transactions with Shamrock

As of December 31, 1999, Shamrock owns 100% of the outstanding shares of the Company's Series A Preferred Stock and approximately 47.3% of the outstanding shares of the Common Stock, thereby owning approximately 52.6% of the total voting power represented by the Company's outstanding voting securities. Additionally, Shamrock owns all of the outstanding shares of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock (see
Note 10).



<PAGE 47>

The Company does not have a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock. On November 11, 1999 the Board of Directors voted to request the stockholders of the Company to approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 3,000,000,000 shares. Shamrock, as the majority stockholder of the Company, has consented to such amendment. Such amendment shall become effective twenty days after mailing an information statement discussing such amendment, among other matters, to the Company's stockholders.

Assuming that Shamrock converted as of December 31, 1999 that number of shares of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock convertible into the total number of the Company's presently authorized but unissued shares of Common Stock (i.e. 37,467,898 shares), Shamrock would own approximately 86.8% of the total outstanding shares of Common Stock and approximately 87.1% of the total voting power represented by the total outstanding voting securities of the Company. Assuming the Company's stockholders approve the amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 3,000,000,000 shares and Shamrock converted as of December 31, 1999 that number of shares of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock convertible into the total number of the Company's authorized but unissued shares of Common Stock immediately after giving effect to such amendment (i.e. resulting in a total of 2,987,467,898 shares of Common Stock being issued to Shamrock as of such date), Shamrock would own approximately 99.8% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company. As of March 2000, Shamrock has not asserted any rights it may have against the Company for the Company's failure to maintain a sufficient number of authorized shares of Common Stock to enable Shamrock to convert all of the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock.

Note 10 - Stockholders' Equity

The shares of Series A Preferred Stock, all of which outstanding shares are held by Shamrock, are convertible at the holder's option into 25 shares of Common Stock per share of Series A Preferred Stock, and bear the right to elect, but Shamrock has not so elected, one director to the Board of Directors. The shares of Series A Preferred Stock otherwise vote, and receive dividends, as one class with the Common Stock as if converted into Common Stock, are non-redeemable, and do not accrue or pay dividends or bear any liquidation preference.

The shares of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, all of which outstanding shares are held by the Bennett Trustee, are senior to all other classes of the Company's outstanding stock. Each of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock is convertible by the holder thereof into the number of shares of Common Stock equal to the then-applicable redemption price for each such Series (as described below) divided by an amount equal to 75% of the average market price of Common Stock for the ten consecutive business days prior to the conversion date. Conversion of each of the Series C


<PAGE 48>

Preferred Stock, Series D Preferred Stock or Series E Preferred Stock could result in significant dilution to the ownership interest of the Company's stockholders. The Company has the right to redeem all three series of Preferred Stock at any time. The redemption price for each share of the three series of Preferred Stock (which price is also used to determine the conversion price) increases quarterly as follows: (i) for the Series C Preferred Stock, from a redemption price of $1,498.86 per share as of December 31, 1999, $29.17 per share per quarter; (ii) for the Series D Preferred Stock, from a redemption price of $1,444.67 per share as of December 31, 1999, $29.17 per share per quarter; and (iii) for the Series E Preferred Stock, from a redemption price of $1,340.40 per share as of December 31, 1999, $20.83 per share per quarter.

The Series C Preferred Stock and the Series D Preferred Stock each have a current cumulative dividend rate of 7.5%. The Series E Preferred Stock has no stated dividend rate. However, pursuant to the Letter Agreement, Shamrock has waived all accrued dividends, whether declared or undeclared, on the Series C Preferred Stock and the Series D Preferred Stock. Additionally, Shamrock waived any future dividends on such preferred stock so long as Shamrock owns such preferred stock, provided, however, that if the Company declares any dividends on its Common Stock or redeems any of its Common Stock or Series A Preferred Stock, other than Common Stock or Series A Preferred Stock owned by Shamrock, then the holders of Series C Preferred Stock and Series D Preferred Stock shall be entitled to participate in such dividend or redemption on the same basis as if such Series C Stock and Series D Stock had been converted into Common Stock in accordance with the terms of such Series C Preferred Stock and Series D Preferred Stock. Accordingly, the Company reversed accrued dividends on the Series C Preferred Stock and Series D Preferred Stock totaling approximately $1,627,000 and approximately $1,527,000, respectively, as of December 16, 1999.

Shamrock, as the majority stockholder of the Company and the sole owner of the Series A Stock, Series C Stock and Series D Stock, has consented to an amendment to the Company's certificate of incorporation changing the dividend rights of the Series C Stock and Series D Stock as discussed above. Such amendment shall become effective twenty days after mailing an information statement discussing such amendment, among other matters, to the Company's stockholders.

The Company had accrued and declared on the outstanding shares of Series C Preferred Stock and Series D Preferred Stock, but had not paid as of December 31, 1998, dividends which were due and payable as of December 31, 1994 totaling approximately $152,000 and approximately $152,000, respectively. The Company had accrued on the outstanding shares of Series C Preferred Stock and Series D Preferred Stock, but had not declared or paid as of December 31, 1998, dividends from January 1, 1995 through December 31, 1998 totaling approximately $1,175,000 and approximately $1,075,000, respectively.

Note 11 - Stock Options, Warrants and Other Compensation

The Company maintains a stock option plan (the "Stock Option Plan") for employees which provides for the issuance of both incentive and nonqualified stock options to purchase shares of


<PAGE 49>

Common Stock at exercise prices not less than the fair market value of the Common Stock on the date of grant. These options expire up to ten years from the date of grant. At December 31, 1999 and 1998 the Company has reserved 5,250,000 shares for the exercise of options granted under the Stock Option Plan. Transactions related to the Stock Option Plan were as follows:

                                           Weighted                Weighted
                                           Average                 Average
                                1999       Exercise      1998      Exercise
                                           Price Per               Price Per
                             __________   __________   _________   ___________
Options
outstanding at
beginning of year             1,505,406        $3.12   1,505,406        $3.12
Options granted                       -            -           -            -
Options exercised                     -            -           -            -
Options canceled                 74,516       $10.41           -        $3.12
                             __________   __________   _________   ___________
Options
outstanding at end
of year                       1,403,890        $2.74   1,505,406        $3.12
                             ==========   ==========   =========   ===========

At December 31, 1999, all options were exercisable under the Stock Option Plan. Significant option groups outstanding at December 31, 1999 were as follows:

                                                  Weighted
                                                   Average      Weighted
                                                Exercise Price   Average
                                                 Per Share of   Remaining
                Options                            Options     Contractual
              Outstanding                        Outstanding     Life of
                  and       Exercise Price          and         Options
Grant Dates   Exercisable       Range           Exercisable   Outstanding
___________   ___________   ______________      ___________   ___________

Pre-1993         317,765     $7.75 to $8.00        $8.00        3 months
    1994         583,125        $2.3125            $2.31        5 years
    1996         530,000    $0.0625 to $0.08       $0.07        7 years
               _________
    Total      1,430,890
               =========

The Company has determined that it will continue to account for employee stock-based transactions under APB No. 25. Accordingly, no compensation cost has been recognized for options issued with an exercise price equal to the market value of the Common Stock at the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method,


<PAGE 50>

compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company believes that had compensation cost been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123 there would have been no material effect on the Company's net income
(loss) and net income (loss) for common stockholders per common share for the years ended December 31, 1999 and 1998. No options were granted during the years ended December 31, 1999 and 1998.

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

Transactions related to stock purchase warrants are summarized and more fully discussed below:

                                  Exercise Price                Exercise Price
                         1999          Range          1998          Range
                         ____     ______________      ____      ______________
Warrants outstanding
  at beginning
  of year              178,750    $3.00 to $16.25   182,813    $3.00 to $16.25
Warrants expired or
  canceled             178,750    $3.00 to $16.25     4,063          $6.76
                       _______                      _______
Warrants outstanding
  at end of year             -                      178,750    $3.00 to $16.25
                       =======                      =======

No warrants were issued or exercised in 1999 or 1998.

Note 12 - Income Taxes

The partial repayment of debt to Shamrock pursuant to the Letter Agreement, which for tax purposes will be effective for the year ending December 31, 2000, will be effectuated by the transfer of the Transferred Assets and is a non-taxable event. Under Section 108 of the Internal Revenue Code of 1986, as amended, if a company is "insolvent", as the Company is, any forgiveness of debt will not result in taxable income to the extent of insolvency. In the instant situation, the release by Shamrock of the remaining debt owed by the Company to Shamrock, effective for tax purposes for the year ending December 31, 2000, should not result in any taxable gain, although the Company's net operating loss carryforwards and other tax attributes will be reduced by the amount of such forgiveness. The Company anticipates that after such repayment of debt to Shamrock and release of debt by Shamrock, the Company will no longer have any net operating loss carryforwards. At December 31, 1999, the Company has net operating loss carryforwards for income tax purposes of approximately $34,164,000. At


<PAGE 51>

December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $52,640,000.

Note 13 - Other Commitments and Contingencies

Leases
Rental expenses under operating leases amounted to approximately $5,000 and approximately $8,000 in 1999 and 1998, respectively. There are no future minimum lease payments as of December 31, 1999.

Litigation
On September 9, 1999, RSR alleged that the Company and its principal stockholders fraudulently induced RSR and the Remaining Members to enter into the operating agreement for RSR and the Proxy Agreement by failing to disclose the existence or substance of the securities fraud investigation by the federal government against The Bennett Funding Group, Inc. and Bennett Management and Development Corp., affiliates of Shamrock Holdings Group, Inc. RSR has offered to release the Company from such alleged claims in exchange for the RSR Interest and all distributions received by the Company with respect to the RSR Interest. The Company has advised RSR that it disclosed such federal investigation as soon as the Company became aware of such investigation. The Company has rejected RSR's offer and has filed suit against RSR in the Superior Court of New Jersey, Law Division, Bergen County for damages arising from RSR's failure to comply with the provisions of the Proxy Agreement and purchase the RSR Interest. On November 24, 1999, RSR filed a notice of removal to transfer the suit to the United States District Court for the District of New Jersey (the "NJDC") and a notice of motion with the NJDC seeking dismissal of the suit for lack of jurisdiction over RSR. The Company has filed an opposition to RSR's motion to dismiss with the NJDC (see Note 6).

In addition to the items set forth above, the Company is involved in other legal proceedings and claims of various types. While any litigation contains an element of uncertainty, it is the opinion of management, after consultation with counsel, that the outcome of each such other proceeding or claim which is pending or known to be threatened, or all of them combined, can be successfully defended or resolved. In addition, management is unable, with any degree of certainty, to predict the outcome, or to estimate the amount of, the liability, if any, that may result from these actions. However, management believes that none of such other proceedings or claims will have a material adverse effect on the Company's business or financial condition.


<PAGE 52>

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        American Gaming & Entertainment, Ltd.

Date:           4/4/00                  By:    J. DOUGLAS WELLINGTON
      _________________________             ___________________________
                                             J. Douglas Wellington
                                             President and Chief Executive
                                             Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

 J. DOUGLAS WELLINGTON       Date:  4/4/00
___________________________________________
J. Douglas Wellington, President and Chief
Executive Officer, General Counsel and
Secretary, Principal Financial Officer and
Principal Accounting Officer and Director


<PAGE 53>

                                EXHIBIT INDEX

EXHIBIT
  NO.      DESCRIPTION                                              PAGE
________   ___________                                              ____

3.1      Restated Certificate of Incorporation                        *
3.2      Certificate of Amendment of Restated Certificate of
         Incorporation                                                *
3.3      Bylaws, as amended                                          55
4.1      Specimen Common Stock Certificate                           65
10.1     Stock Option Plan                                           67
10.2     Employment Agreement dated December 31, 1999 between
         the Company and J. Douglas Wellington                       72
10.3     Agreement dated September 1, 1999 between the Company
         and J. Douglas Wellington                                   81
10.4 Settlement Agreement dated as of August 21, 1998 by and between the Company, AMGAM Associates, American Gaming and Resorts of Mississippi, Inc., Shamrock Holdings Group, Inc., Bennett Management and Development Co., the Official Committee of Unsecured Creditors of AMGAM Associates, and
         the Official Unsecured Creditors Committee of American
         Gaming and Resorts of Mississippi, Inc.                      *
10.5     Sale Agreement dated as of July 2, 1999 between The
         President Riverboat Casino-Mississippi, Inc., President Casinos, Inc., President Mississippi Charter Corporation,
         the Company, AMGAM Associates, American Gaming & Resorts
         of Mississippi, Inc., the Committee for the Unsecured Creditors of AMGAM, the Committee for the Unsecured
         Creditors of AGRM, International Game Technology, Inc.,
         and Shamrock Holdings Group, Inc.                            *
10.6     Irrevocable Proxy and Consent Agreement dated as of
         August 23, 1996 by and between Paul L. Partridge, Patrick
         F. Daly, James A. Everatt, Charles E. Reisert, Jr.,
         Eric C. Jackson, the Company and RSR, LLC                    *
10.7     Trust Agreement dated as of August 23, 1996 by and
         between the Company and NBD Bank, N.A.                       *
10.8 Letter agreement dated October 21, 1998 by and between Shamrock Holdings Group, Inc., Bennett Management and Development Co., AMGAM Associates, American Gaming and
         Resorts of Mississippi, Inc., and the Company                *


<PAGE 54>

10.9 Letter Agreement dated November 23, 1999, by and between Shamrock Holdings Group, Inc., Bennett Funding Group, Inc., American Gaming & Entertainment, Ltd., Emerald Gaming, Inc., AMGAM Associates and American Gaming and Resorts of
         Mississippi, Inc.                                            *
10.10    Security Agreement dated as of December 16, 1999 made by
         the Company in favor of Shamrock Holdings Group, Inc.       82
11       Statement re computations of per share earnings            100
23.1     Consent of Mintz Rosenfeld LLC                             101
23.2     Consent of Deloitte & Touche LLP                           102
27       Financial Data Schedule                                    103

* Incorporated by reference.


10K Edgar final full.doc