Form 10QSB
period 2000-03-31
AMERICAN GAMING & ENTERTAINMENT LTD /DE
filed 2000-04-20
CIK 851249

<PAGE 1>

                 U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                              Form 10-QSB


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended       March 31, 2000

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _______________ to ____________

      Commission file number          0-19049


                    American Gaming & Entertainment, Ltd.
______________________________________________________________________________
       (Exact name of small business issuer as specified in its charter)


          Delaware                                  74-2504501
     _________________                     ________________________________
 (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)

                51 Beech Road, Glen Rock, New Jersey 07452
                __________________________________________
                 (Address of principal executive offices)


                             (201) 447-5360
                      ___________________________
                      (Issuer's telephone number)


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


              Class                    Outstanding at March 31, 2000
   ____________________________        _____________________________
   Common Stock, $.01 par value              12,561,750 shares


<PAGE 2>

                    AMERICAN GAMING & ENTERTAINMENT, LTD.
                         CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                   March 31,   December 31,
                                                     2000          1999
                                                 ____________   ____________

ASSETS
Current Assets
   Cash                                          $    48,000    $   127,000
   Cash in transit                                   376,000              -
   Prepaid expenses                                   35,000         58,000
   Due from stockholder                                    -        376,000
   Other current assets                                    -          7,000
                                                 ____________   ____________
Total current assets                                 459,000        568,000

Furniture, fixtures and equipment, net of
accumulated depreciation of $3,000 - 2000
and $83,000 - 1999                                     5,000          5,000
                                                 ____________   ____________
                                                 $   464,000    $   573,000
                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                              $    83,000    $    47,000
   Accrued payroll and related expenses                    -          3,000
   Accrued expenses and other current liabilities     45,000         52,000
                                                 ____________   ____________
   Total current liabilities                         128,000        102,000
                                                 ____________   ____________

Commitments and Contingencies

Stockholders' Equity
Preferred stock, 1,000,000 shares authorized:
   Series A preferred stock, par value $.01
     per share,  55,983 shares issued                  1,000          1,000
   Series C  and D cumulative preferred stock,
     and Series E preferred stock, par value $.01
     per share, 4,000 shares authorized and
     issued for each series                       17,452,000     17,136,000
   Common stock, par value $.01 per share;
     50,000,000 shares authorized, shares
     issued: 12,561,750 - 2000 and 12,556,137
     - 1999 (including 24,035 shares held in
     treasury in 1999)                               126,000        126,000
   Additional paid-in capital                     42,367,000     42,707,000
   Cost of shares held in treasury                         -        (25,000)
   Accumulated deficit                           (59,610,000)   (59,474,000)
                                                 ____________   ____________
                                                     336,000        471,000
                                                 ____________   ____________
                                                 $   464,000    $   573,000
                                                 ============   ============

See Notes to Consolidated Financial Statements


<PAGE 3>

                 AMERICAN GAMING & ENTERTAINMENT LTD.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                                                      Three months ended
                                                          March 31,
                                                 ____________   ____________
                                                     2000           1999
                                                 ____________   ____________

Revenues                                         $         -    $         -
                                                 ____________   ____________

Costs and expenses
   Selling, general and administrative               137,000        443,000
   Depreciation and amortization                           -        335,000
                                                 ____________   ____________
Total costs and expenses                             137,000        778,000
                                                 ____________   ____________

Operating loss                                      (137,000)      (778,000)
                                                 ____________   ____________

Other income (expense)
   Interest income                                     1,000         19,000
   Interest expense                                        -     (1,152,000)
   Net gain on sale of property                            -         48,000
                                                 ____________   ____________
Total other income (expense)                           1,000     (1,085,000)
                                                 ____________   ____________

Net loss                                            (136,000)    (1,863,000)

Accretion on preferred stock                         316,000        317,000
Dividends on preferred stock                               -        150,000
                                                 ____________   ____________

Net loss for common stockholders                 $  (452,000)   $(2,330,000)
                                                 ============   ============

Net loss for common stockholders per share       $     (0.04)   $     (0.19)
                                                 ============   ============

Weighted average number of common shares
  outstanding                                     12,533,948     12,532,102
                                                 ============   ============











See Notes to Consolidated Financial Statements



<PAGE 4>

                     AMERICAN GAMING & ENTERTAINMENT, LTD.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 Three Months ended March 31,
                                                     2000           1999
                                                 ____________   ____________

Operating Activities
Net loss                                         $  (136,000)   $(1,863,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation and amortization                          -        335,000
    Accrued interest                                       -      1,152,000
    Interest income from restricted cash                   -        (15,000)
    Net gain on sale of property                           -        (48,000)
Changes in operating assets and liabilities
    Cash in transit                                 (376,000)
    Due from stockholder                             376,000
    Restricted cash                                        -       (645,000)
    Deferred charter revenue                               -        645,000
    Other current assets                              30,000          2,000
    Accounts payable, accrued expenses and
      other current liabilities                       26,000        213,000
                                                 ____________   ____________
             Net cash used in operating activities   (80,000)      (224,000)
                                                 ____________   ____________

Investing Activities
Proceeds from asset dispositions                           -        423,000
                                                 ____________   ____________
             Net cash provided by investing
             activities                                    -        423,000
                                                 ____________   ____________

Financing Activities
Proceeds from exercise of stock options                1,000              -
Proceeds from notes receivable and other
   long-term assets                                        -        300,000
                                                 ____________   ____________
             Net cash provided by financing
             activities                                1,000        300,000
                                                 ____________   ____________

Increase (decrease) in cash                          (79,000)       499,000
Cash at beginning of year                            127,000        123,000
                                                 ____________   ____________
Cash at end of period                            $    48,000    $   622,000
                                                 ============   ============







See Notes to Consolidated Financial Statements



<PAGE 5>

AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. The unaudited Consolidated Interim Financial Statements include the accounts of American Gaming & Entertainment, Ltd. and its subsidiaries (collectively, the "Company"). The unaudited Consolidated Interim Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (including normal recurring accruals) and disclosures (including events occurring subsequent to March 31, 2000) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. For further information, reference is also made to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (the "1999 10-K").

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

NOTE 2:  LIQUIDITY AND CONTINUATION OF BUSINESS

The Company had available cash of approximately $48,000 as of March 31, 2000. Such amount, together with cash in transit (see Note 4), is anticipated to be sufficient for the Company's budgeted costs through January 31, 2001. The Company's ability to continue in business is primarily dependent upon its ability to obtain sufficient funds for its operations. However, the Company has no current commitments or prospects for additional funds. If the Company does not receive additional funds prior to January 31, 2001, it would then need to pursue a formal plan of reorganization or liquidation. A formal plan of reorganization or liquidation would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either action, it is unlikely that the stockholders of the Company will recover any of their investment in the Company.


<PAGE 6>

The Company maintains its cash accounts at a bank located in New Jersey. Total cash balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per bank. The Company's cash balances on deposit with the New Jersey bank at March 31, 2000 did not exceed the balance insured by the FDIC.

For a discussion of other specific factors affecting the Company's liquidity and continuation of business, see the 1999 10-K.

NOTE 3:  RELATED PARTY ISSUES

As of March 31, 2000, Shamrock owns 100% of the outstanding shares of the Company's Series A Preferred Stock and approximately 47.3% of the outstanding shares of the Common Stock, thereby owning approximately 52.6% of the total voting power represented by the Company's outstanding voting securities. Additionally, Shamrock owns all of the outstanding shares of the Series C Cumulative Preferred Stock ("Series C Stock"), Series D Cumulative Preferred Stock ("Series D Stock") and Series E Preferred Stock ("Series E Stock").

The Company does not have a sufficient number of authorized shares of Common Stock to enable the conversion of all of the Series C Stock, the Series D Stock and the Series E Stock. In November 1999, the Board of Directors voted to request the stockholders of the Company to approve an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 3,000,000,000 shares. Shamrock, as the majority stockholder of the Company, has consented to such amendment. The Company expects such amendment to become effective on or about May 10, 2000.

Assuming that Shamrock converted as of March 31, 2000 that number of shares of Series C Stock, Series D Stock and Series E Stock convertible into the total number of the Company's presently authorized but unissued shares of Common Stock (i.e. 37,438,250 shares), Shamrock would own approximately 86.7% of the total outstanding shares of Common Stock and approximately 87.1% of the total voting power represented by the total outstanding voting securities of the Company. Assuming the amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 3,000,000,000 shares was effective and Shamrock converted as of March 31, 2000 all shares of the Series C Stock, the Series D Stock and the Series E Stock (i.e. resulting in a total of 125,783,063 shares of Common Stock being issued to Shamrock as of such date), Shamrock would own approximately 95.2% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company. As of March 31, 2000, Shamrock has not asserted any rights it may have against the Company for the Company's failure to maintain a sufficient number of authorized shares of Common Stock to enable Shamrock to convert all of the Series C Stock, the Series D Stock and the Series E Stock.



<PAGE 7>

NOTE 4:  CASH IN TRANSIT

As of March 31, 2000, approximately $376,000 was due from Shamrock from excess cash distributions to Shamrock. The Company received such amount in April 2000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations: Comparison of the three month periods ended March 31, 2000 and March 31, 1999

Costs and Expenses

Selling, general and administrative expenses were approximately $137,000 for the three months ended March 31, 2000, representing a decrease of approximately $306,000 or approximately 69% when compared to the three months ended March 31, 1999. Such decrease was primarily due to decreases of approximately $56,000 and $24,000 in legal fees and directors fees, respectively, expenses of approximately $174,000 for the three months ended March 31, 1999 related to a casino property in Reno, Nevada that was sold in July 1999 and a $35,000 judgment against the Company for unpaid insurance premiums recorded in the three months ended March 31, 1999.

Depreciation and amortization costs related to a casino barge that was sold in August 1999 were approximately $335,000 for the three months ended March 31, 1999. The Company recorded no material depreciation or amortization costs for the three months ended March 31, 2000.

Interest income for the three months ended March 31, 2000 was approximately $1,000, related to funds deposited in a money market account. Interest income for the three months ended March 31, 1999 was approximately $19,000, primarily related to funds held in escrow in connection with an interest in a riverboat gaming and entertainment complex in Rising Sun, Indiana (the "RSR Interest"). In November 1999, the Company agreed to transfer to Shamrock all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to or in connection with the RSR Interest. Accordingly, no such interest income was recorded for the three months ended March 31, 2000.

Interest expense for the three months ended March 31, 1999 was approximately $1,152,000 on debt owed to Shamrock. In November 1999, Shamrock agreed to release the Company from all debts and liabilities. Accordingly, no interest expense was recorded for the three months ended March 31, 2000.

The Company recorded a net gain of approximately $48,000 for the three months ended March 31, 1999 related to the sale of a building in Mobile, Alabama.



<PAGE 8>

Changes in Financial Condition, Liquidity and Capital Resources

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




PART II.      OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit Number     Description
______________     ___________

11                 Computation of Earnings Per Share

27                 Financial Data Schedule


(b)     Reports on Form 8-K. None.




<PAGE 9>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         American Gaming & Entertainment, Ltd.


Date:       4/21/00                      By:     J. DOUGLAS WELLINGTON
      ____________________                   _____________________________
                                               J. Douglas Wellington
                                               President and Chief Executive
                                               Officer, and
                                               Principal Accounting Officer


<PAGE 10>

 EXHIBIT INDEX

EXHIBIT
  NO.           DESCRIPTION                                 PAGE NO.
_______         ___________                                 ________

11              Computation of Earnings Per Share              11

27              Financial Data Schedule                        12