Form 10QSB
period 2000-06-30
AMERICAN GAMING & ENTERTAINMENT LTD /DE
filed 2000-08-14
CIK 851249

<PAGE 1>

                  U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       June 30, 2000

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _______________ to ____________

       Commission file number          0-19049



                 American Gaming & Entertainment, Ltd.
______________________________________________________________________________
      (Exact name of small business issuer as specified in its charter)


             Delaware                               74-2504501
   ______________________________          _______________________________
  (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

                51 Beech Road, Glen Rock, New Jersey 07452
                __________________________________________
                  (Address of principal executive offices)


                               (201) 447-5360
                        _________________________
                       (Issuer's telephone number)


_____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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


          Class                      Outstanding at June 30, 2000
  ____________________________       ____________________________
  Common Stock, $.01 par value            12,561,750 shares



<PAGE 2>

                   AMERICAN GAMING & ENTERTAINMENT, LTD.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                            June 30,        December 31,
                                              2000             1999
                                         ___________        ___________

ASSETS
Current Assets
    Cash                                 $   214,000        $   127,000
    Prepaid expenses                          82,000             58,000
    Due from stockholder                           -            376,000
    Other current assets                           -              7,000
                                         ___________        ___________
Total current assets                         296,000            568,000

Furniture, fixtures and equipment, net
of accumulated depreciation of $4,000 -
2000 and $83,000 - 1999                        4,000              5,000
                                         ___________        ___________
                                         $   300,000        $   573,000
                                         ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                     $    57,000        $    47,000
    Accrued payroll and related expenses       3,000              3,000
    Accrued expenses and other current
      liabilities                             39,000             52,000
                                         ___________        ___________
Total current liabilities                     99,000            102,000
                                         ___________        ___________

Commitments and Contingencies

Stockholders' Equity
Preferred stock, 1,000,000 shares
authorized:
    Series A preferred stock, par value
     $.01 per share,  55,983 shares issued     1,000             1,000
    Series C  and D cumulative preferred
     stock, and Series E preferred stock,
     par value $.01 per share, 4,000
     shares authorized and issued for each
     series                               17,769,000         17,136,000
Common stock, par value $.01 per share;
    50,000,000 shares authorized, shares
     issued: 12,561,750 - 2000 and
     12,556,137 - 1999 (including 24,035
     shares held in treasury in 1999)        126,000            126,000
Additional paid-in capital                42,050,000         42,707,000
Cost of shares held in treasury                    -            (25,000)
Accumulated deficit                      (59,745,000)       (59,474,000)
                                         ___________        ___________
                                             201,000            471,000
                                         ___________        ___________
                                         $   300,000        $   573,000
                                         ===========        ===========

See Notes to Consolidated Financial Statements


<PAGE 3>

                       AMERICAN GAMING & ENTERTAINMENT, LTD.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                 Three months ended        Six months ended
                                                      June 30,                 June 30,
                                                ____________________     ____________________
                                                2000        1999         2000         1999
                                                _________  _________     _________   __________
Revenues                                        $       -  $       -     $       -   $        -
                                                _________  _________     _________   __________

Costs and expenses
    Selling, general and administrative           137,000    149,000       274,000      592,000
    Depreciation and amortization                   1,000    189,000         1,000      524,000
    Reversal of bad debt expense related to
      lease expenses                                    - (2,785,000)            -   (2,785,000)
    Reversal of net liabilities for subsidiaries
      in bankruptcy                                     -    (75,000)            -      (75,000)
                                                _________  _________     _________   __________
Total costs and expenses                          138,000 (2,522,000)      275,000   (1,744,000)
                                                _________  _________     _________   __________

Operating income (loss)                          (138,000) 2,522,000      (275,000)   1,744,000
                                                _________  _________     _________   __________

Other income (expense)
    Interest income                                 3,000     15,000         4,000       34,000
    Interest expense                                    - (1,164,000)            -   (2,316,000)
    Net gain on sale of assets                          -     40,000             -       88,000
                                                _________  _________     _________   __________
Total other income (expense)                        3,000 (1,109,000)        4,000   (2,194,000)
                                                _________  _________     _________   __________

Net income (loss)                                (135,000) 1,413,000      (271,000)    (450,000)

Dividends and accretion on preferred stock        317,000    317,000       633,000      633,000
Dividends and accretion on preferred stock              -    150,000             -      300,000
                                                _________  _________     _________   __________

Net income (loss) for common stockholders       $(452,000) $ 946,000     $(904,000) $(1,383,000)
                                               ========== ==========    ==========  ===========

Income (loss) for common stockholders
   per common share                             $   (0.04) $    0.08     $   (0.07) $     (0.11)
                                               ========== ==========    ==========  ===========

Weighted average number of common
    shares outstanding                         12,561,750 12,532,102    12,547,849   12,532,102
                                               ========== ==========    ==========  ===========








See Notes to Consolidated Financial Statements


<PAGE 4>

                    AMERICAN GAMING & ENTERTAINMENT, LTD.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                   Six Months ended June 30,
                                                      2000           1999
                                                  ___________     ___________
Operating Activities
Net loss                                          $ (271,000)     $ (450,000)
Adjustments to reconcile net loss to net cash
provided by (used in)
    Operating activities:
        Depreciation and amortization                  1,000         524,000
        Accrued interest                                   -       2,316,000
        Interest income from restricted cash               -         (25,000)
        Reversal of bad debt expense related to
          lease expenses                                   -      (2,785,000)
        Reversal of net liabilities for
          subsidiaries in bankruptcy                       -         (75,000)
        Net gain on sale of assets                         -         (88,000)
Changes in operating assets and liabilities
        Due from stockholder                         376,000               -
        Restricted cash - charter payments                 -      (1,290,000)
        Deferred charter revenue                           -       1,290,000
        Other current assets                         (17,000)        (80,000)
        Accounts payable, accrued expenses and
            other current Liabilities                 (3,000)        174,000
                                                  ___________     ___________
                  Net cash provided by (used in)
                  operating activities                86,000        (489,000)
                                                  ___________     ___________

Investing Activities
Proceeds from asset dispositions                           -         423,000
                                                  ___________     ___________
                  Net cash provided by investing
                  activities                               -         423,000
                                                  ___________     ___________

Financing Activities
Proceeds from exercise of stock options                1,000               -
Proceeds from notes receivable and other
   long-term assets                                        -         300,000
                                                  ___________     ___________
                  Net cash provided by financing
                  activities                           1,000         300,000
                                                  ___________     ___________

Increase in cash                                      87,000         234,000
Cash at beginning of year                            127,000         123,000
                                                  ___________     ___________
Cash at end of period                             $  214,000      $  357,000
                                                  ===========     ===========



Supplemental Cash Flow Information
Non-cash investing activities:
During the six months ended June 30, 2000, the Company wrote off fully-depreciated equipment amounting to approximately $80,000


See Notes to Consolidated Financial Statements


<PAGE 5>

AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited Consolidated Interim Financial Statements include the accounts of American Gaming & Entertainment, Ltd. and its subsidiaries (collectively, the "Company"). The unaudited Consolidated Interim Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (including normal recurring accruals) and disclosures (including events occurring subsequent to June 30, 2000) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. For further information, reference is also made to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (the "1999 10-K").

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

NOTE 2:  LIQUIDITY AND CONTINUATION OF BUSINESS

The Company had available cash of approximately $214,000 as of June 30, 2000. Such amount is anticipated to be sufficient for the Company's budgeted costs through January 31, 2001. The Company's ability to continue in business is primarily dependent upon its ability to obtain sufficient funds for its operations. However, the Company has no current commitments or prospects for additional funds. If the Company does not receive additional funds prior to January 31, 2001, it would then need to pursue a formal plan of reorganization or liquidation. A formal plan of reorganization or liquidation would generally result in the sale of the Company's assets to satisfy outstanding obligations. There can be no assurance that if either action is required to be pursued that all such obligations would be completely satisfied. Further, in the event of either


<PAGE 6>

action, it is unlikely that the stockholders of the Company will recover any of their investment in the Company.

The Company maintains its cash accounts at a bank located in New Jersey. Total cash balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per bank. The Company had cash balances on deposit with the New Jersey bank at June 30, 2000 that exceeded the balance insured by the FDIC in the amount of approximately $114,000.

For a discussion of other specific factors affecting the Company's liquidity and continuation of business, see the 1999
10-K.

NOTE 3:  RELATED PARTY ISSUES

As of June 30, 2000, Shamrock owns 100% of the outstanding shares of the Company's Series A Preferred Stock ("Series A Stock") and approximately 47.3% of the outstanding shares of the Common Stock, thereby owning approximately 52.6% of the total voting power represented by the Company's outstanding voting securities. Additionally, Shamrock owns all of the outstanding shares of the Series C Cumulative Preferred Stock ("Series C Stock"), Series D Cumulative Preferred Stock ("Series D Stock") and Series E Preferred Stock ("Series E Stock").

Assuming that Shamrock converted as of June 30, 2000 that number of shares of Series C Stock, Series D Stock and Series E Stock convertible into the total number of the Company's presently authorized but unissued shares of Common Stock (i.e. 284,589,870 shares), Shamrock would have owned as of that date approximately 97.8% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company.

On July 21, 2000, Shamrock converted all outstanding shares of the Series A Stock, Series C Stock, Series D Stock and Series E Stock into 361,987,926 shares of Common Stock, or approximately 98.2% of both the total outstanding shares of Common Stock and the total voting power represented by the total outstanding voting securities of the Company, subject to a final order of the U.S. Bankruptcy Court for the Northern District of New York (the "Court"). The Court has set a hearing date on a motion to approve the conversion of such preferred stock for August 17, 2000. Pursuant to such motion, approval of such conversion would be subject to the Indiana Gaming Commission (the "IGC") approving the sale by the Company of its interest in a riverboat gaming and entertainment complex in Rising Sun, Indiana (the "RSR Interest").

NOTE 4:  SUBSEQUENT EVENTS

On July 28, 2000, three individuals (the "Buyers") entered into Stock Purchase Agreements with Shamrock, pursuant to which the Buyers agreed to purchase all of Shamrock's equity interest in the Company, subject to a final order of the Court. As part of such agreements, the Company agreed to appoint a Board of Directors of at least three members designated by the Buyers upon the closing of such agreements and provided certain business and financial information about the Company. The Court has set a hearing date on a motion to approve the Stock Purchase


<PAGE 7>

Agreements for August 17, 2000. Pursuant to such motion, approval of the Stock Purchase Agreements would be subject to the IGC approving the sale by the Company of the RSR Interest.

For further information, reference is also made to the Company's
Current Report on Form 8-K dated July 28, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations: Comparison of the three month periods ended June 30, 2000 and June 30, 1999

Costs and Expenses

Selling, general and administrative expenses were approximately $137,000 for the three months ended June 30, 2000, representing a decrease of approximately $12,000 or approximately 8% when compared to the three months ended June 30, 1999. Such decrease was primarily due to (i) decreases of approximately $16,000, $14,000 and $8,000 in directors fees, salaries and accounting/consulting fees, respectively and (ii) the payment of $8,000 in the three months ended June 30, 1999 related to the settlement of a lawsuit. These decreases were partially offset by increases of approximately $25,000 and $13,000 in legal fees (primarily associated with the transactions discussed in Notes 3 and 4 to the unaudited Consolidated Interim Financial Statements) and directors and officers liability insurance, respectively.

Depreciation and amortization costs primarily related to a casino barge that was sold in August 1999 were approximately $189,000 for the three months ended June 30, 1999. The Company recorded no material depreciation or amortization costs for the three months ended June 30, 2000.

For the three months ended June 30, 1999, the Company recorded a reversal of bad debt expense related to lease expenses of approximately $2,785,000 related to a casino property in Reno, Nevada that was sold in July 1999 and a reversal of net liabilities for subsidiaries in bankruptcy of approximately $75,000. No such amounts were recorded for the three months ended June 30, 2000.

Interest income for the three months ended June 30, 2000 was approximately $3,000, related to funds deposited in a money market account. Interest income for the three months ended June 30, 1999 was approximately $15,000, primarily related to funds held in escrow in connection with the RSR Interest. In November 1999, the Company agreed to transfer to Shamrock all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to or in connection with the RSR Interest. Accordingly, no such interest income was recorded for the three months ended June 30, 2000.

Interest expense for the three months ended June 30, 1999 was approximately $1,164,000 on debt owed to Shamrock. In November
1999, Shamrock agreed to release the Company from all debts


<PAGE 8>

and liabilities. Accordingly, no interest expense was recorded for the three months ended June 30, 2000.

For the three months ended June 30, 1999, the Company recorded a net gain on sale of assets of $40,000 as the result of the settlement of a lawsuit brought by the Company against the purchaser of one of the Company's keno systems. The associated account receivable had been written off in 1996.

Results of Operations:  Comparison of the six month periods ended
June 30, 2000 and June 30, 1999

Costs and Expenses

Selling, general and administrative expenses were approximately $274,000 for the six months ended June 30, 2000, representing a decrease of approximately $318,000 or approximately 54% when compared to the six months ended June 30, 1999. Such decrease was primarily due to decreases of approximately $31,000 and $40,000 in legal fees and directors fees, respectively, expenses of approximately $174,000 for the six months ended June 30, 1999 related to a casino property in Reno, Nevada that was sold in July 1999 and a $35,000 judgment against the Company for unpaid insurance premiums recorded in the six months ended June 30, 1999.

Depreciation and amortization costs primarily related to a casino barge that was sold in August 1999 were approximately $524,000 for the six months ended June 30, 1999. The Company recorded no material depreciation or amortization costs for the six months ended June 30, 2000.

For the six months ended June 30, 1999, the Company recorded a reversal of bad debt expense related to lease expenses of approximately $2,785,000 related to a casino property in Reno, Nevada that was sold in July 1999 and a reversal of net liabilities for subsidiaries in bankruptcy of approximately $75,000. No such amounts were recorded for the six months ended June 30, 2000.

Interest income for the six months ended June 30, 2000 was approximately $4,000, related to funds deposited in a money market account. Interest income for the six months ended June 30, 1999 was approximately $34,000, primarily related to funds held in escrow in connection the RSR Interest. In November 1999, the Company agreed to transfer to Shamrock all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to or in connection with the RSR Interest. Accordingly, no such interest income was recorded for the six months ended June 30, 2000.

Interest expense for the six months ended June 30, 1999 was approximately $2,316,000 on debt owed to Shamrock. In November 1999, Shamrock agreed to release the Company from all debts and liabilities. Accordingly, no interest expense was recorded for the six months ended June 30, 2000.


<PAGE 9>

For the six months ended June 30, 1999, the Company recorded a net gain on sale of assets of $40,000 as the result of the settlement of a lawsuit brought by the Company against the purchaser of one of the Company's keno systems. The associated account receivable had been written off in 1996. Additionally, the Company recorded a net gain of approximately $48,000 for the six months ended June 30, 1999 related to the sale of a building in Mobile, Alabama.

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



<PAGE 10>

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit Number    Description
______________    ___________

11                Computation of Earnings Per Share

27                Financial Data Schedule


(b) Reports on Form 8-K. The following report was filed by the Company during the second quarter of 2000:

        (1) Form 8-K dated May 10, 2000 with respect to the transfer of substantially all of the assets of the Company to Shamrock Holdings Group, Inc. and the restatement of the Company's Certificate of Incorporation.


<PAGE 11>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            American Gaming & Entertainment, Ltd.


Date:       8/14/000        By:     J. DOUGLAS WELLINGTON
       ____________________      ____________________________
                                 J. Douglas Wellington
                                 President and Chief Executive
                                 Officer,  and Principal
                                 Accounting Officer


<PAGE 12>

EXHIBIT INDEX

EXHIBIT
  NO.        DESCRIPTION                             PAGE NO.
________     ___________                             ________

11           Computation of Earnings Per Share          13

27           Financial Data Schedule                    14