Form 10KSB40
period 2000-08-31
WOW ENTERTAINMENT INC
filed 2000-11-17
CIK 851249

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 for the transition period ended August 31, 2000

                             WOW Entertainment, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                                     0-19049
                             ----------------------
                             Commission file number

          Delaware                                     74-2504501
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                    Bank One Tower
          111 Monument Circle, Suite 4600
                Indianapolis, Indiana                     46204
       ----------------------------------------         ----------
       (Address of principal executive offices)         (Zip Code)

                                 (317) 974-1969
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:

            Common Stock ($0.01 par value per share) ("Common Stock")
            ---------------------------------------------------------
                                (Title of Class)

Check whether the Company (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the transition period ended August 31, 2000 were nil.

On October 31, 2000 the aggregate market value of the voting stock of the Company held by non-affiliates of the Company was approximately $1,837,227.

On October 31, 2000 there were 62,509,164 shares of the Company's Common Stock outstanding (after giving effect to a one for six reverse stock split).

             -----------------------------------------------------

                             Additional Information

For the purpose of calculating the aggregate market value of the Company's Common Stock held by non-affiliates, it has been assumed that only the outstanding Common Stock legally or beneficially held by the directors and executive officers of the Company and the stockholders indicated in "Security Ownership" with the largest holdings of the Company's Common Stock are held by affiliates of the Company. However, this should not be deemed to constitute an admission that all of such persons are, in fact, affiliates or that there are no other persons who may be deemed to be affiliates of the Company.

                             WOW ENTERTAINMENT, INC.

                         2000 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART 1

Item 1.   Description of Business..........................................  3

Item 2.   Description of Property.......................................... 15

Item 3.   Legal Proceedings................................................ 16

Item 4.   Submission of  Matters to a Vote of Security Holders............. 16

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters......... 16

Item 6.   Management's Discussion and Analysis or Plan of Operation........ 17

Item 7.   Financial Statements............................................. 22

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................. 22

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Section 16(a) Beneficial Ownership Report Compliance............. 23

Item 10.  Executive Compensation........................................... 24

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management....................................................... 26

Item 12.  Certain Relationships and Related Transactions................... 28

Item 13.  Exhibits and Reports on Form 8-K................................. 29

SIGNATURES................................................................. 32

                                     PART I
                                     ------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this report are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under the heading "Management's Discussion And Analysis Or Plan Of Operation," as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission.

ITEM 1. DESCRIPTION OF BUSINESS

WOW Entertainment, Inc. (formerly known as American Gaming & Entertainment, Ltd.), is a Delaware corporation incorporated in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to WOW Entertainment, Inc. and such subsidiaries unless the context otherwise requires. Prior to 2000, the Company owned equity interests in various properties that were utilized in casino gaming projects. The Company is focusing its efforts on other areas of the entertainment business and is no longer actively seeking to develop gaming projects.

The Company's primary focus is to produce a series of live events featuring women's professional wrestling that are taped for worldwide television broadcast, pay-per-view, and live action Internet distribution, which are designed to generate revenues from the sale of commercial advertising time, e-commerce, pay television programming, merchandisable products and live event presentations. These productions feature professional women wrestlers in comedy vignettes and soap opera stories leading week-to-week to enhance the performer's personalities and engage consumer interest.

The Company hopes to achieve a dominant position in the marketplace by incorporating the prominent features of the most successful men's wrestling shows and by offering a variety of new, creative elements. The Company's programs feature beautiful, athletic women. The programs will produce characters with defined personalities that reflect "good" versus "evil" with a particular emphasis on the development of lead characters as positive role models.

The Company began in September, 2000, producing a weekly one-hour program on which stories unfold week-to-week. Through this format, the Company hopes to build interest in its Internet site and pay-per-view telecasts. The Company's first run syndicated program premiered the week of October 2, 2000 in 100 markets nationwide. The Company plans to air its first pay-per-view broadcast in February, 2001. The Company promotes its brand and performers on its Internet site, www.wowe.com. The Company is also planning to use its Internet site to enhance its story lines, allow for interaction with consumers, market and distribute consumer goods and broadcast original content through "Internet Access Only" programming.

In the upcoming year, the Company intends to aggressively promote and market its brand, programming, live events and merchandise and other products by:

o Presenting live events at one of the most famous sports venues, The Great Western Forum in Inglewood, California;

o Producing and distributing up to 52 one-hour original programs for domestic and international television;

o Producing and distributing three to four three-hour original programs for domestic and international pay-per-view television;

o Marketing and selling the Company's branded merchandise directly to consumers and to retailers worldwide;

o Licensing the Company's brand to manufacturing companies that produce and distribute retail products worldwide;

o Distributing news and information about the weekly drama, performers and programming through the Company's Internet site;

o Producing exclusive programming for Internet broadcasting of live and prerecorded content; and

o Creating and marketing a fully integrated publicity campaign that drives consumers to the Company's broadcasts, Internet-related business and its branded merchandise.

The operations of the Company are organized around three primary segments:

o The creation, marketing and distribution of the Company's live and televised entertainment events through over-the-air television and Internet broadcasting, including the sale of integrated sponsorship and commercial advertising time within the Company's events and programs;

o The marketing, promotion and licensing of the Company's branded merchandise; and

o The creation of a new media platform designed to fully exploit the other two segments and generate revenues from the sales of advertising, memberships and merchandise on the Company's Internet site.

The Company believes that it will generate revenues from Internet programming, home video, sponsorship and advertising sales, merchandising, licensing, ticket sales, fan club memberships, international broadcast sales and pay-per-view television as its television performers and their characters and story lines become established through television broadcasts.

LIVE AND TELEVISED ENTERTAINMENT

Live Events

Until the Company's brand becomes more established, the Company plans to present its live events from an established location to provide a positive vehicle for exposure and promotion. The Company's events are highly theatrical productions, complete with special effects, lighting, pyrotechnics, musical entrances, audience participation and a variety of props and has selected The Great Western Forum, one of the most famous sports and entertainment venues in the world, as its initial home. The first three-hour live event, WOW-Women of Wrestling, was held on Saturday, September 16, 2000.

The live events typically feature 14 to 16 matches per event. The event matches, when combined with interviews and character vignettes, provide enough footage to produce at least three weeks of programming. This ability to transform footage from one live event into numerous television shows allows the Company to generate high quality programming at a relatively low cost.

Television Programming

WOW-Women of Wrestling, the television series produced by the Company, premiered nationally in its first run syndication during the broadcast week of October 2, 2000. The Company has contracted with MG Perin, Inc., a leading independent television distributor to represent the Company's domestic television distribution and sales. The Company is currently committed to produce up to 52 weeks of original programming for "barter" distribution domestically by a combination of independent and affiliated television stations with markets comprising approximately 75% of the U.S. households.

In exchange for providing the WOW-Women of Wrestling program to the stations, the Company is granted a portion of the available advertising time within each WOW program to sell to national advertisers and sponsors. The Company retains seven minutes (14 :30 second units) of the fourteen and one half minutes of available commercial time within each WOW-Women of Wrestling program. The Company anticipates that the sale of corporate advertising and sponsorships will be one of its primary sources of revenues. The Company's television distributor, MG Perin, Inc., has engaged Pearson Television, Inc. to represent and sell the available commercial advertising time within the WOW-Women of Wrestling program.

The Company believes that its brand of entertainment will appeal to a wide demographic audience based upon the television ratings data supplied to the Company by MG Perin. In particular, the Company believes that the principal audience will be 18 to 34 years of age, with the highest viewership among advertisers' highly coveted audience of males 18 to 34 and teenagers aged 12 to 17.

International Television Rights

The Company expects to sell its programs to international broadcasters. The Company is investigating the international markets of Argentina, Australia, Austria, Bahamas, Belgium, Bolivia, Brazil, Bulgaria, Canada, Denmark, Ecuador, El Salvador, Finland, France, Germany, Sri Lanka, Italy, Japan, United Kingdom, Netherlands, Panama, Peru, Philippines, Portugal, Romania, Sweden, Turkey, Russia and the Middle East for the sale of portions or all of the WOW programs.

The Company's distributor, MG Perin, Inc., has engaged The Fremantle Corporation to represent the international television distribution and sales of the Company's programs. The Fremantle Corporation has offices in New York, Toronto, London, Madrid and Sydney and is a leading international distribution company of television programs.

Pay-Per-View Programming

The Company plans to create story lines and soap-opera drama scenarios with "cliff hanger" endings that will come to closure at its pay-per-view televised events. The Company anticipates that its pay-per-view events will be televised live in a two hour broadcast, which will be promoted through the WOW-Women of Wrestling television shows, Internet site and other promotional campaigns. The Company's first pay-per-view program is scheduled for Sunday, February 4, 2000. The Company has plans for three pay-per-view telecasts over the next year, including the February 4, 2000 program; however, the Company may produce more or fewer programs.

BRANDED MERCHANDISE

The Company is developing a branded merchandise program that contemplates selling the WOW brand of products and merchandise through such avenues as direct marketing, traditional retailers, and event sales. The Company plans to capitalize on the unique status of its content through a variety of ancillary channels, including merchandise sales, licensing, home video, music, publishing and the Internet.

Licensing

The Company plans to develop a domestic and international licensing program placing the WOW mark and logo, copyrighted works and characters on numerous retail products. The Company anticipates that the products may include photos and posters, branded apparel, magazines and calendars, video games, lunch boxes, toys, trading cards, t-shirts and caps. The Company's merchandise operations may include the sale of branded merchandise with the WOW logo and performers at the Company's events, on its television shows and on its Internet site.

Home Video

The Company plans to collect a video library containing all the footage of its events, television shows and pay-per-view broadcast. The Company plans to explore the licensing of this footage for the development and sale of home videos or maintain the ownership of such footage and produce, distribute and sell its own home videos. The Company can produce home videos at a low cost because much of the video footage is derived from the television and pay-per-view programming. From its first season, the Company plans to release video tapes from its pay-per-view broadcasts as well as a documentary entitled "The Making of WOW".

Music

Music is an integral part of the Company's entertainment presentations. The Company has and will continue to compose and record theme songs for each of its primary characters. The music rights to these recordings are owned by the Company. The Company may license the rights to a third party for the purpose of manufacturing and distributing CD's featuring the Company's performer theme songs to retailers worldwide.

Publishing

The Company plans to license the rights to an official WOW magazine for retail distribution, which will focus on augmenting the story lines created on the television programs and the Internet site. The Company also hopes to insert a direct marketing catalog of branded merchandise into several issues to promote product sales. The Company plans to reserve certain advertising categories exclusively for its sponsors. The Company plans to sell the magazine to the public through newsstand and subscription circulation.

NEW MEDIA

The Company is promoting its brand and performers on its Internet site, www.wowe.com. The Company is also planning to use its Internet site to enhance its story lines, allow for interaction with consumers, market and distribute consumer goods and broadcast original content through "Internet Access Only" programming. The Company plans to tap the Internet's potential through advertising sales, memberships, individual performer sites, vanity email, bulletin boards, auctions of WOW memorabilia and a WOW merchandise page. The Company anticipates that Internet ad sales will be integrated into television sales or sold separately.

By using the WOW television programs and other media sources available to it, the Company hopes to build and leverage its brand recognition in this new medium with minimal promotional cost. The Company plans to link its Internet advertising to its television and venue advertising to maximize sales and accomplish an integrated advertising platform. The Company believes that this effort should build continuity of theme and create loyalty with advertising customers.

Unlike other companies that are required to spend millions of dollars to market their products or services on the Internet in order to build brand recognition, the Company's website will be able to use traditional media programs at little to no incremental cost to drive its Internet traffic. In short, the Company believes that its Internet business model should be highly scalable and allow it to expand advertising and e-commerce revenues with minimal increases in operating expenses.

CHANGE OF CONTROL

On September 1, 2000, David B. McLane, John F. Fisbeck and Carter M. Fortune (collectively, the "Control Group") and their assigns collectively purchased 367,911,380 shares of Common Stock (which was prior to a one for six reverse stock split). Of the 367,911,380 shares purchased, 343,561,540 shares were purchased by the Control Group. The right to purchase the remainder of the shares was assigned to family members of the Control Group and employees and consultants of WOW Entertainment, Inc., a company owned by the Control Group (which company became a wholly-owned subsidiary of the Company and changed its name to Women of Wrestling, Inc.). In particular, the Company's distributor of its television program, M/G Perin, Inc. through its principal shareholder, Richard Perin, purchased 3% of the 367,911,380 shares Common Stock pursuant to the Distribution Agreement with the Company. (MG Perin, Inc. is also entitled to receive a warrant to purchase 1% of the Common Stock owned by the Control Group). The source of funds for all purchases was from personal funds. Collectively, the stock purchased represents 98.1% of the outstanding common stock of the Company (which was prior to a one for six reverse stock split).

The stock was purchased pursuant to two Stock Purchase Agreements dated July 28, 2000. One agreement was with Richard C. Breeden, who is the Bankruptcy Trustee (the "Trustee") for the Bennett Funding Group, Inc. et al. (the "Estate") in a bankruptcy proceeding pending in the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"). This agreement provided for the purchase of 362,088,361 shares (the "Estate Stock") of Common Stock from the Estate for $98,200 in cash. The Estate Stock included 360,588,361 shares of Common Stock that were converted from the Company's Series C Cumulative Preferred Stock, Series D Cumulative Preferred Stock and Series E Preferred Stock owned by the Estate pursuant to a notice of conversion delivered to the Company dated as of July 21, 2000.

The other agreement was with Shamrock Holdings Group, Inc. ("Shamrock", collectively with the Estate, the "Sellers") and provided for the purchase of 5,823,019 shares of Common Stock (of which 1,399,565 shares was converted from the Company's Series A Preferred Stock owned by Shamrock pursuant to a notice of conversion delivered to the Company dated as of July 21, 2000) for $1,800 in cash.

Pursuant to the Stock Purchase Agreements, the Control Group and the Sellers required that the amount of cash on hand in the Company as of September 1, 2000, less specified liabilities, be deposited with an escrow agent, and, subject to certain offsets, be distributed to the Sellers on September 30, 2000. According, the Company transferred cash in the amount of $80,000 to the escrow agent on September 1, 2000.

On September 1, 2000 J. Douglas Wellington resigned as President and Chief Executive Officer ("CEO") and David McLane was elected President and Douglas E. May was elected Chief Financial Officer. Mr. McLane was also appointed to the Board of Directors as of such date. As of such date, the Company entered in a Severance and Consulting Agreement with Mr. Wellington (see "Executive Compensation - Employment Contracts and Termination of Employment").

The Board of Directors also authorized changing the Company's fiscal year from a December 31 year end to an August 31 year end to coincide with the Company's television season.

In October, 2000, certain actions, which had been approved by written consent of the Control Group, became effective, including:

1) The election of Frank Fisbeck and Douglas E. May as directors of the Company. Mr. Wellington resigned as a director and all other positions with the Company (including Secretary) as of such date;

2) A 1 for 6 reverse stock split resulting in each share of Common Stock being reclassified into 0.1667 of a share of new common stock, $0.01 par value. Except as otherwise noted, the outstanding shares of Common Stock presented in this Form 10-KSB have been adjusted for this reverse stock split; and

3) The amendment and restatement of the Company's Certificate Incorporation, which included amendments to reflect the reverse stock split and to change the name of the Company from "American Gaming & Entertainment, Ltd." to "WOW Entertainment, Inc."

Also in October, 2000, the Company elected Mr. May as Secretary and Vice President of Finance; Kevin Foster as Chief Information Officer and Vice President of New Media; Selina Majors as Vice President of Talent and Steven Blance as Vice President of Creative Affairs.

On September 1, 2000, the Company purchased, for nominal consideration, all of the common stock of Women of Wrestling, Inc. ("WOW"), a company owned by the Control Group. WOW was incorporated as an Indiana corporation in May, 2000, and had no operating history. This transaction was accounted for in a manner similar to a pooling of interest. WOW's significant assets included employment, venue and other production contracts (entered into in the ordinary course of business); certain intellectual property, including trademark rights in the "WOW Women of Wrestling" name, logos and character names of performers; rights in characters portrayed by performers; publicity rights of performers with respect to their performances; and copyrights in recorded performances, events, programs, advertisements and promotional materials and capitalized production costs relating to its syndicated television program.

1999 RESTRUCTURING

In accordance with a Letter Agreement dated November 23, 1999 between the Company and Shamrock (the "Letter Agreement"), the Company agreed to transfer to Shamrock (a) substantially all of the Company's right, title and interest under the First Amended Joint Plan of Liquidation (the "Mississippi Plan") for AMGAM Associates ("AMGAM") and American Gaming and Resorts of Mississippi, Inc. ("AGRM") and (b) all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to or in connection with an Irrevocable Proxy and Consent Agreement (the "Proxy Agreement") relating to a 4.9% interest in a riverboat gaming and entertainment complex in Rising Sun, Indiana (the "RSR Interest") (collectively, the "Transferred Assets"). On December 16, 1999, the Letter Agreement was approved by the Bankruptcy Court, the court in which Shamrock was a debtor in bankruptcy from June 1998 through February 2000.

The Transferred Assets constituted substantially all of the assets of the Company as of December 16, 1999. The amount of the Transferred Assets reduced the Company's indebtedness to Shamrock. The Company retained cash of $464,000 as of January 1, 2000, less legal retainers plus accounts payable incurred in the ordinary course of business to bona fide third parties and mutually agreed upon by the Company and Shamrock.

In accordance with the Letter Agreement, the Company executed a security agreement in favor of Shamrock relating to the RSR Interest in exchange for Shamrock agreeing to forebear from the exercise of any rights or remedies in respect of all obligations owing by the Company to Shamrock. Prior to December 16, 1999, the Company was indebted to Shamrock in the amount of approximately $64,315,000.

Pursuant to the Letter Agreement, Shamrock released the Company from all debts and liabilities in excess of the amount of the Transferred Assets, and dismissed with prejudice of the adversary proceeding captioned Richard C. Breeden, Trustee of the Bennett Funding Group, Inc. et al v. Gamma International, American Gaming & Entertainment, Ltd. and John Does 1 to 100 (AP 98-70465 A) (United States Bankruptcy Court for the Northern District of New York).

Shamrock waived all accrued dividends, whether declared or undeclared, on the Company's Series C Cumulative Preferred Stock and Series D Cumulative Preferred Stock.

In accordance with the Letter Agreement, the Company released Shamrock from all debts and liabilities and withdrew all claims in the bankruptcy cases of Shamrock and The Bennett Funding Group, Inc. et al.

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

DISCONTINUED VENTURES

Indiana. Pursuant to the Proxy Agreement, RSR, LLC ("RSR"), a limited liability company formed by the Company and a group of non-affiliated individuals, was obligated to purchase the RSR Interest from NBD Bank, N.A., as trustee ("NBD"), for the benefit of the Company, at an average appraised fair market value.

On September 9, 1999, RSR alleged that the Company and its principal stockholders fraudulently induced RSR and the other members of RSR to enter into the operating agreement for RSR and the Proxy Agreement. RSR offered to release the Company from such alleged claims in exchange for the RSR Interest and all distributions received by the Company with respect to the RSR Interest. The Company rejected RSR's offer and filed suit against RSR for damages arising from RSR's failure to comply with the provisions of the Proxy Agreement and purchase the RSR Interest.

In accordance with the Letter Agreement, the Company agreed to transfer to Shamrock all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to or in connection with the RSR Interest and the Company and Shamrock executed a security interest in the RSR Interest in exchange for Shamrock agreeing to forebear from the exercise of any rights or remedies in respect of all obligations owing by the Company to Shamrock (see " - 1999 Restructuring").

On August 25, 2000, the Company entered an Agreement and Release with RSR, pursuant to which RSR agreed to purchase the RSR Interest, and the Company agreed to dismiss with prejudice its suit against RSR. All sales proceeds under such agreement will be paid directly to Shamrock in accordance with the Letter Agreement.

Mississippi. Prior to 1998, an involuntary petition for liquidation under Chapter 7 of the U.S. Bankruptcy Code (the "Code") was filed with the United States Bankruptcy Court, Southern District of Mississippi (the "Mississippi Bankruptcy Court") against AMGAM, which operated the Gold Shore Casino in Biloxi, Mississippi. AMGAM was a general partnership in which Gamma of Mississippi, Inc., a wholly owned subsidiary of the Company, owned a 10% interest and American Gaming and Resorts of Mississippi, Inc.("AGRM"), another wholly owned subsidiary of the Company, owned through its subsidiary, American Gaming of Biloxi, Inc. the remaining 90%. The case was subsequently converted into a reorganization under Chapter 11 of the Code. Additionally prior to 1998, AGRM, which owned and leased certain property in Vicksburg, Mississippi, filed a voluntary petition for reorganization under Chapter 11 of the Code with the Mississippi Bankruptcy Court.

Prior to 1998 and the bankruptcy proceedings of AGRM and AMGAM, the Gold Coast Barge, on which AMGAM had previously operated the Gold Shore Casino, had been transferred to the Company from AGRM in exchange for the cancellation of AGRM's guaranty to the Company of certain unpaid lease obligations of AMGAM to the Company.

Pursuant to a Charter Agreement (the "Charter Agreement") entered into prior to 1998 between the Company and President Mississippi Charter Corporation ("PMCC"), PMCC leased the Gold Coast Barge from the Company. Effective October 30, 1998, PMCC and the Company entered into an amendment to the Charter Agreement (the "Charter Amendment"). Pursuant to the Charter Amendment, among other things, (i) PMCC paid $4,105,000 (the "Amendment Payments") into an escrow account (the "Escrow Account") for the benefit of the creditors of AMGAM and AGRM, (ii) PMCC agreed to pay into the Escrow Account a monthly charter payment of $215,000 for the period from December 1, 1998 through April 15, 2000 (and made all such payments through July 31, 1999). On August 10, 1999, the Company sold the Gold Coast Casino barge to The President Riverboat Casino-Mississippi, Inc. (the "Purchaser"), an affiliate of PMCC, for $6,827,500, calculated as $5,000,000 plus all remaining charter payments. Upon closing the Purchaser paid $1,000,000 into the Escrow Account and delivered a promissory note in the amount of $5,827,500 to an escrow agent, who will disburse all amounts paid by the Purchaser pursuant to the Mississippi Plan.

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

In accordance with the Letter Agreement, the Company transferred to Shamrock substantially all of the Company's right, title and interest under the Mississippi Plan (See " - 1999 Restructuring").

Nevada. Prior to 1998, pursuant to an agreement between Shamrock and the Company under which Shamrock provided the necessary funds to the Company to close the purchase of the Harolds Club casino in Reno, Nevada, the Company transferred to Shamrock title to the land and the building related to the Harolds Club. Shamrock assumed responsibility for all carrying costs of the Harolds Club property including, but not limited to, lease payments under certain land leases held by the Company related to the Harolds Club, taxes, insurance and utilities. Such land leases were assigned by the Company to Shamrock as of September 29, 1998.

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

Mobile, Alabama. Prior to 1998, the Company acquired the GM&O Building for $1,006,000 in cash and subsequently recognized writedowns in the value of such investment to reflect its fair market value. On March 1, 1999, the Company sold the GM&O Building in Mobile, Alabama to the City of Mobile for approximately $423,000. The Company used the net sales proceeds of approximately $415,000 for working capital purposes.

Nebraska. Prior to 1998, the Company entered into an assignment and transfer agreement with American Heartland Corporation ("AHC"), and Big Red Keno, Ltd., a licensed keno operator in Omaha, Nebraska ("BRK"), pursuant to which: (i) the Company assigned, and AHC assumed, all of the Company's rights and obligations under a certain financing agreement with BRK to provide equipment, services and financing for the operation of a multiple parlor keno game in the City of Omaha in exchange for a revenue participation equal to 50% of cash net income of BRK after deduction of certain cash payments by BRK: (ii) the Company transferred and assigned to

AHC all of the Company's right, title and interest to all of the assets utilized by the Company in the conduct of its keno gaming activities, including, without limitation, the Company's computerized keno system and all maintenance and servicing agreements with the licensed operators for stations and locations at which the Company's computerized keno system is utilized; (iii) the Company agreed not to compete, directly or indirectly, with AHC or BRK as a distributor, manufacturer or maintainer of keno equipment or software, other than in the normal course of any casino operations of the Company for a period of five years; (iv) AHC paid the Company $500,000 on March 29, 1996; and (v) AHC issued and delivered its promissory note to the Company in the principal amount of approximately $1,112,000 (the "Keno Note"). On September 22, 1998, AHC asserted set offs against the Keno Note aggregating approximately $198,000. The Company received principal and interest payments on the Keno Note totaling $850,000 through December 31, 1998. On January 8, 1999, the Company agreed to the payment of $300,000 from AHC in full satisfaction of the Keno Note and accordingly recorded a writedown in the value of the Keno Note in the amount of $165,000.

COMPETITION

The Company competes for entertainment and advertising dollars with other entertainment and leisure activities. The Company's live events, which as of the date of this report are only being held in California, face competition from a variety of other activities, including professional and college baseball, basketball, hockey and football. The Company also competes for attendance, broadcast audiences and advertising revenue with a wide range of alternative entertainment and leisure activities.

The Company competes in the sports entertainment business as it relates to wrestling on a national basis primarily with World Wrestling Federation ("WWF") and World Championship Wrestling ("WCW"). The Company competes with WWF and WCW in all aspects of its business, including viewership, the sale and licensing of branded merchandise and distribution channels for its televised programs. The Company also directly competes to find, hire and retain talented performers. Both WWF and WCW have substantially greater financial resources than the Company does.

In addition, WWF began a strategic alliance with Viacom/CBS in April, 2000, which will provide it access to a variety of television networks and other operations from which it can promote its programs and merchandise. Further, WCW is affiliated with television cable networks on which WCW's programs are aired. Notwithstanding, the Company believes that its programs and related products are distinctive and easily differentiated from those of its competitors. In particular, the Company's emphasis on women as the main characters in all of its story lines distinguishes its programs from those of its competitors. Other sources of competition in the Company's sports entertainment market are regional promoters of wrestling events.

GOVERNMENT REGULATION

Various states in the United States require compliance with regulations of state athletic commissions and other applicable regulatory agencies in order to promote and conduct live entertainment. As of the date of this report, the Company is only conducting live events in California which requires the payment of certain fees in connection with live boxing and wrestling events. The Company has paid all fees required for its events in California.

The production and distribution of television programming by independent producers is not directly regulated by the federal or state governments, but the marketplace for television programming in the United States is substantially affected by regulations of the Federal Communications Commission applicable to television stations, television networks and cable television systems and channels.

EMPLOYEES

As of October, 2000, the Company had 48 full-time employees of which 44 were primarily engaged in organizing and producing live performances and television and pay-per-view shows and four were primarily engaged in management and administration. The Company's in-house production staff is supplemented with contract personnel on an as needed basis. The Company believes that its relationships with its employees are generally satisfactory. None of its employees is represented by a union.

INTELLECTUAL PROPERTY

The Company owns, controls or claims ownership of key intellectual properties associated with its business, including trademark rights in the "WOW Women of Wrestling" name (which is the subject of a U.S. service mark registration) and in the Company's logos and character names of performers (for which a number of applications for federal registration have been filed); rights in characters portrayed by performers; publicity rights of performers with respect to their performances; and copyrights in recorded performances, events, programs, advertisements and promotional materials. The Company also claims a proprietary interest in all confidential or trade secret information relating to its business. The Company does not have any patents or patent rights.

ITEM 2.  DESCRIPTION OF PROPERTY

Headquarters. The Company's headquarters is located in downtown Indianapolis, Indiana. The Company is leasing office space by oral agreement from Lowe Gray Steele & Darko, LLP, the Company's law firm. The Company is leasing this space for $100 per month on a month-to-month basis, which is less than the prevalent market rental rates for comparable office space in downtown Indianapolis. The property is sufficient for the Company's current administrative and known operating needs. The Company intends to evaluate its space needs in December, 2000. Long-range future growth can be accommodated by leasing new or additional space if necessary.

Los Angeles. The Company's subsidiary, Women of Wrestling, Inc., leases office and warehouse space at The Great Western Forum located 3900 W. Manchester Blvd., Los Angeles, California pursuant to a lease dated June 7, 2000, as amended on June 28, 2000. The Company is leasing approximately 10,000 square feet of office and warehouse space from L.A. Forum Holdings, LLC (who is not affiliated with the Company) for $6,750 per month on a month-to-month basis. The Company believes that this space will provide adequate office and working space to support its production and administrative needs. Long-range future growth can be accommodated by leasing additional space in the same facility if necessary.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings or claims that management believes that will have a material adverse effect on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable. The last annual meeting of stockholders of the Company was held on October 12, 1995. No meeting of stockholders has been held since such date and the Company has no present intention of holding a meeting of stockholders in 2000.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. From 1998 through October 4, 1999 and from June 21, 2000 through October 16, 2000, the Common Stock traded under the symbol "AGEL" on the OTC Bulletin Board (from October 4, 1999 through June 21, 2000 the Common Stock traded under the symbol "AGELE" on the OTC Bulletin Board). Effective October 16, 2000, the Common Stock has traded under the symbol "WOWI" on the OTC Bulletin Board.

The following table sets forth, for the calendar periods indicated, the high and low bid prices (which prices are interdealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions).

                                                   Bid Price Per Share (1)
                                                   -----------------------
Calendar Periods                                       High      Low
----------------                                       ----      ---
1998
       First Quarter .........................       $ 0.1878  $ 0.0936
       Second Quarter ........................         0.0936    0.0936
       Third Quarter .........................         0.0936    0.0936
       Fourth Quarter ........................         0.0936    0.0936

1999
       First Quarter .........................       $ 0.6564  $ 0.0936
       Second Quarter ........................         0.1878    0.0936
       Third Quarter .........................         0.3600    0.1200
       Fourth Quarter ........................         0.1200    0.0300

2000
       First Quarter .........................       $   2.40  $ 0.0540
       Second Quarter ........................           4.50    0.4800
       Third Quarter (through August 31) .....           5.10    0.3000

(1) The prices per share have been restated to reflect the 1 for 6 reverse stock split which became effective on October 13, 2000.

(b) Holders. At October 31, 2000, there were approximately 297 holders of record of the Common Stock.

(c) Dividends. The Company has never declared or paid any dividends on its Common Stock. The Board of Directors presently intends to retain any and all earnings for use in the Company's business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements, including the notes thereto, contained elsewhere in this report.

As noted above in Item 1, Description of Business, on September 1, 2000, the Company purchased, for nominal consideration, all of the common stock of WOW, a company owned by the Control Group. WOW was incorporated as an Indiana corporation in May, 2000, and had no operating history. This transaction was accounted for in a manner similar to a pooling of interest. WOW's significant assets included employment, venue and other production contracts (entered into in the ordinary course of business); certain intellectual property, including trademark rights in the "WOW Women of Wrestling" name, logos and character names of performers; rights in characters portrayed by performers; publicity rights of performers with respect to their performances; and copyrights in recorded performances, events, programs, advertisements and promotional materials and capitalized production costs relating to its syndicated television program. Also noted in Item 1, the Company has discontinued for the foreseeable future its gaming operations.

The Company anticipates that it will derive future revenues from the creation, marketing and distribution of the Company's live and televised entertainment events through over-the-air television and Internet broadcasting, including the sale of integrated sponsorship and commercial advertising time within the Company's events and programs; the marketing, promotion and licensing of the Company's branded merchandise; and the creation of a new media platform designed to fully exploit the other two segments and generate revenues from the sale of advertising, memberships and merchandise on the Company's website.

The Company anticipates that it will receive license fees for the production of television programming through its distribution agreement with MG Perin, Inc. and other future direct and third party agreements. Revenue will be recognized by the Company from its direct distribution, exploitation, or licensing of its films and television programs, before deduction for any of the Company's direct costs of distribution. For markets and territories in which the Company's fully or jointly-owned films and television programs are distributed by third parties, revenue is the net amounts payable to the entity by third party distributors. Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

The Company has implemented SOP 00-2, which requires special accounting for production costs relating to episodic television series. Specifically, SOP 00-2 requires a company to demonstrate through its experience and industry norms that the number of episodes already produced, plus those for which a firm commitment exists and the entity expects to deliver, can be licensed in the secondary market before an episodic television series can implement the individual-film-forecast-computation method to amortize production costs. SOP 00-2 further stipulates that until an entity can establish estimates of secondary market revenue, capitalized costs for each episode produced should not exceed an amount equal to the amount of revenue contracted for that episode, the entity should expense as incurred production costs in excess of this limitation on an episode-by-episode basis, and the entity should expense all capitalized costs for each episode as it recognizes the related revenue for each episode. The Company did not film its first episode of WOW - Women of Wrestling until September 17, 2000, and its first episode was not broadcast until the week of October 2, 2000, both subsequent to the Company's fiscal year end of August 31, 2000. As such, the Company's capitalized production costs as of August 31, 2000 were all considered in development and pre-production and will be expensed in the upcoming operating cycle as episodic revenue is recognized.

Advertising and exploitation costs, which include marketing, advertising, publicity, promotion, and other distribution expenses incurred in connection with the distribution of a film or television program, are expensed as incurred.

The Company accounts for all stock based compensation under the provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which uses the term compensation in its broadest sense to refer to consideration paid for goods and services, regardless of whether the supplier is an employee or not. In connection with a certain distribution agreement, the Company's distributor was granted a warrant to purchase 1% of the common stock owned by the Control Group at an aggregate exercise price of $1,000,000. The warrant is exercisable immediately and expires in 2005. The Company values stock options and warrants issued based upon an option-pricing model and recognizes this value as an expense over the period in which the option vests.

RESULTS OF OPERATIONS: TRANSITION PERIOD ENDED AUGUST 31, 2000 AND YEAR ENDED DECEMBER 31, 1999

Revenues

The Company did not record revenues for the eight months ended August 31, 2000 compared to $11,743,000 for the twelve months ended December 31,1999, a decrease of $11,743,000. The decrease was a result of the confirmation of the Mississippi Plan and the dismissal of an adversary complaint filed by the Official Committee of Unsecured Creditors of AMGAM Associates challenging the transfer of the Gold Coast Barge from AGRM to the Company, for which the Company recognized "Deferred Charter Revenue" of approximately $11,743,000 as revenue for the year ended December 31, 1999.

Costs and Expenses

While the Company did not record any revenues for the eight months ended August 31, 2000, it did begin additional operations, primarily the production of its one-hour weekly television program WOW Women of Wrestling. Operating costs were $664,000 for the eight months ended August 31, 2000 compared to zero for the twelve months ended December 31,1999, an increase of $664,000. This increase was due to an increase of $428,000 in production costs and an increase of $236,000 in exploitation costs. Both increases were the result of the Company's commencement in production of its one-hour weekly television program WOW Women of Wrestling in which the first live event, where the first three shows were taped, was September 16, 2000 and the first episode from that taping premiered the week of October 2, 2000.

Selling, general and administrative expenses were $770,000 for the eight months ended August 31, 2000, compared to $1,436,000 for the year ended December 31, 1999, a decrease of $666,000. The change was primarily due to a decrease in depreciation and amortization costs of approximately $525,000, primarily related to the Gold Coast Barge, which was sold in August 1999.

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

Interest income for the eight months ended August 31, 2000 was approximately $8,000, primarily related to funds deposited in a money market account. Interest income for the year ended December 31, 1999 was approximately $66,000, primarily related to funds held in escrow in connection with the RSR Interest.

Interest expense for the year ended December 31, 1999 was approximately $4,476,000 on debt owed to Shamrock. In November 1999, Shamrock agreed to release the Company from all debts and liabilities. Accordingly, no interest expense was recorded for the eight months ended August 31, 2000.

For the year ended December 31, 1999, the Company recorded a net gain of approximately $4,098,000 resulting from the cancellation of indebtedness to Shamrock in exchange for all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to or in connection with the Proxy Agreement relating to the RSR Interest, in accordance with the terms of the Letter Agreement. The Company valued the RSR Interest, exclusive of distributions being escrowed for the benefit of the Company, as the average of the appraisal of the value of the RSR Interest obtained by the Company and the value the Company understands an appraiser for RSR placed on the RSR Interest. The Company also recorded a net gain of approximately $48,000 for the year ended December 31, 1999 related to the sale of the GM&O Building in Mobile, Alabama. Additionally, for the year ended December 31, 1999, the Company recorded a net gain of approximately $40,000 as the result of the settlement of a lawsuit brought by the Company against the purchaser of one of the Company's keno systems. The associated account receivable had been written off in 1996.

Pursuant to the Letter Agreement, Shamrock released the Company from all debts and liabilities in excess of the amount of the Transferred Assets. Accordingly, the Company recorded an extraordinary item of approximately $47,181,000 resulting from the extinguishment of indebtedness to Shamrock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's management believes that its capital resources are adequate to meet its current working capital requirements. The Company had cash of approximately $294,000 as of August 31, 2000. As of August 31, 2000, the Company has no outstanding bank borrowings. The Company's subsidiary, Women of Wrestling, Inc. ("WOW"), had outstanding 13,000 shares of Series A Preferred Stock that were sold to Carter M. Fortune, a member of the Control Group for $1,300,000. The dividend rate of the Series A Preferred Stock is equal to the London Interbank Offered Rate ("LIBOR") plus one percent (1%) (subject to change effective on the same date as each change of LIBOR) per annum payable quarterly on the 15th day of January, April, July and October in each year. The redemption price for the Preferred Stock is $100 per share; the Preferred Stock is not convertible into common stock; in the event of a liquidation, the Preferred Stock is entitled to receive a liquidating distribution of $100 per share (plus any accrued but unpaid dividends) and the Preferred Stock has the same voting rights as WOW's common stock of one vote per share.

As of October 31, 2000, the Company had cash of approximately $456,000. As of October 31, 2000, the Company's subsidiary, WOW, issued an additional 7,000 shares of Series A Preferred Stock to Mr. Fortune for an additional $700,000.

In addition, Mr. Fortune has agreed to loan to WOW up to $3,000,000 pursuant to a Line of Credit Promissory Note dated May 5, 2000, at an interest rate equal to LIBOR plus one percent (1%) (subject to change effective on the same date as each change of LIBOR) per annum. Interest on said note is due monthly with the entire outstanding principal and any accrued interest due on November 1, 2001. The note is secured by a security interest in WOW's assets. As of October 31, 2000, the outstanding balance of the loan from Mr. Fortune was approximately $1,500,000. Mr. Fortune also agreed in November, 2000, to loan the Company up to an additional $1,000,000 under substantially the same terms as the original loan from Mr. Fortune for additional consideration that is being negotiated as of the date of this report.

The Company recently began airing its programs in the United States and marketing its programs internationally. It anticipates that its future cash requirements over the next 12 month will be partially fulfilled by sales of its television programs internationally, advertising revenues from its television programs, pay-per-view buys, Internet advertising and memberships and sales of branded merchandise.

The Company believes that its loan commitments from Mr. Fortune along with revenues from its programs and merchandise sales will be adequate to satisfy its cash requirements over the next 12 months without the necessity of raising additional capital. However, the Company is also engaging in discussions with several third parties to participate in an "accredited investor" only Regulation D offering under the Securities Act of 1933. If the Company receives additional funding under such an offering, it will be in a better position to expand its present marketing and operating efforts.

The Company's short and long term capital requirements will depend upon many factors, including the rate of market acceptance of the Company's television and pay-per-view broadcasts and its new media broadcasts, advertising, Internet memberships and sales of branded merchandise as well as the level of resources required to expand the Company's marketing and sales operations. Many of these and other factors are beyond the Company's control.

Over the next 12 months, the Company has no plans as of the date of this report to hire a significant number of additional employees.

RISK FACTORS

There are certain forwarding-looking statements contained in this report. These statements relate to the Company's future plans, objectives, expectations and intentions and are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward-looking statements. These factors include:

     o the Company may fail to attract an audience and advertisers for its programs and markets for its products,

     o the Company may not be able to compete with competitors with greater financial resources or marketplace presence,

     o the loss of the creative services of David McLane could impair the Company's ability to create popular characters and story lines,

     o the failure to continue to develop creative and entertaining programs and events would likely lead to a decline in the popularity of the Company's brand of entertainment,

     o the Company may not be able to protect its intellectual property rights which could have impair its ability to compete in the sports entertainment market,

     o the Company could fail to retain or recruit key performers which could lead to a decline in the appeal of the story lines and the popularity of the Company's programs and branded merchandise,

     o the Company could be unable to maintain or renew key agreements which could adversely affect the its ability to distribute its television and pay-per-view programming,

     o a decline in the popularity of the Company's programs or merchandise could have an adverse impact its business,

     o the Company's insurance could be insufficient to cover liabilities resulting from accidents or injuries,

     o the Control Group, which owns a substantial majority of the Company's common stock, could through the exercise of its voting rights affect decisions which could conflict with the interests of the public shareholders.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 7. FINANCIAL STATEMENTS

See pages F-1 through F-21 following Item 13 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of September 14, 2000, the Company appointed Katz Sapper & Miller, LLP as the Company's independent public accountants and such firm accepted such appointment. Katz Sapper & Miller, LLP had not been previously engaged by the Company. The Company also notified Mintz Rosenfeld & Company LLC that the Company was changing accountants as of such date. The change of accountants was approved by the Board of Directors of the Company.

The report of Mintz Rosenfeld & Company LLC on the Company's financial statements for the fiscal year ended December 31, 1999 contained an unqualified opinion with a going-concern explanation. For the fiscal year ended December 31, 1999 and the subsequent interim periods, there were no disagreements with Mintz Rosenfeld & Company LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Mintz Rosenfeld & Company LLC, would have caused Mintz Rosenfeld & Company LLC to make reference to the matter in its audit report.

Mintz Rosenfeld & Company LLC has furnished a letter to the Company addressed to the Securities and Exchange Commission stating that it agrees with the foregoing statements.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE REPORT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a)      Executive Officers and Directors

The executive officers and directors of the Company are as follows:
----------------------------------------------------------------------------
                             DIRECTOR
NAME                 AGE      SINCE       POSITION

David B. McLane       40       2000       President, Director

Douglas E. May        33       2000       Chief Financial Officer, Vice
                                          President of Finance and
                                          Secretary, Director

Frank Fisbeck         70       2000       Director
----------------------------------------------------------------------------

The Company's current directors serve until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

David B. McLane was appointed to the Board of Directors and became President of the Company as of September 1, 2000. Mr. McLane and the other members of the Control Group formed Women of Wrestling, Inc. in May, 2000. Women of Wrestling, Inc. become a subsidiary of the Company in September, 2000 (See "Description of Business - Investments") Mr. McLane has been involved in various facets of wrestling for more than 20 years. In the 1980s, Mr. McLane was employed by Dick the Bruiser's Championship Wrestling, Inc., an Indianapolis-based wrestling promotion company. In 1985, Mr. McLane became the president and principal shareholder of David McLane Enterprises, Inc., a production and promotion company. Mr. McLane created, produced and promoted the nationally syndicated women's wrestling program, GLOW (Gorgeous Ladies of Wrestling) in the 1980s. Mr. McLane also develops and produces the Pro Beach Hockey television series which is in its third season on ESPN.

Douglas E. May was elected to the Board of Directors and became Vice President of Finance and Secretary on October 2, 2000. He was previously elected the CFO of the Company in September, 2000. Mr. May, who is a certified public accountant and certified financial planner, was a financial consultant with Merrill Lynch from August, 1995 until August, 2000. Prior to joining Merrill Lynch, Mr. May was with Price Waterhouse, LLP from 1990 to 1995.

Frank Fisbeck was elected to the Board of Directors on October 2, 2000. Mr. Fisbeck is the father of John F. Fisbeck, a member of the Control Group. Mr. Fisbeck has been retired since 1988. Prior to his retirement, Mr. Fisbeck was president of Mineweld Company, a wholesale distributor of industrial gases and welding supplies with 17 offices in three states.

(b)      Significant Employees. None

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

Based solely on its review of the copies of such forms received by it, or written representations from certain such reporting persons that no Form 5's were required for such persons, the Company believes that, for the transition period ended August 31, 2000, its officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain information respecting the compensation awarded to, earned by, or paid to the sole individual serving as the Company's CEO during the transition period ended August 31, 2000. No other individual had a total annual compensation exceeding $100,000 for the transition period ended August 31, 2000.

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------
                                                                            Long Term
                                           Annual Compensation         Compensation Awards
                                                                            Securities
                                                          Other Annual      Underlying      All Other
 Name and Principal      Year    Salary ($)  Bonus ($)   Compensation ($)   Options (#)  Compensation ($)
     Position
J. Douglas Wellington,   2000 (1)  83,654      --              --               --          9,608 (2)
CEO                      1999     125,000      --              --               --         18,422 (3)
                         1998     125,000      --              --               --         23,432 (4)
---------------------------------------------------------------------------------------------------------

(1)  For the transition period ended August 31, 2000.
(2) Consists of $4,808 for accrued vacation and sick time, $4,000 for car allowance and $800 for home office expenses.
(3) Consists of $12,022 for accrued vacation and sick time, $6,000 for car allowance and $400 for home office expenses.
(4) Consists of $17,432 for accrued vacation and sick time and $6,000 for car allowance.

           AGGREGATED OPTION EXERCISES IN THE TRANSITION PERIOD ENDED
             AUGUST 31, 2000 AND TRANSITION PERIOD-END OPTION VALUES

-----------------------------------------------------------------------------------------------------------

                                                                                           Value of
                                                              Number of Unexercised      Unexercised
                                                                     Options             in-the-money
                                                                  At TP-End (#)      Options at TP-End ($)
                        Shares Acquired on   Value Realized       Exercisable /          Exercisable /
             Name          Exercise (#)           ($)             Unexercisable          Unexercisable
J. Douglas Wellington            0                $0                518,750/0 (1)            $350,000/$0
-----------------------------------------------------------------------------------------------------------

(1) The number of options has not been adjusted to reflect a one for six reverse stock split.

COMPENSATION OF DIRECTORS

Directors who are employed by the Company receive no compensation. Every director is reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and other Company business.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

The Company and Mr. Wellington executed an employment agreement dated as of December 31, 1999 (the "Employment Agreement") in connection with the execution of the Letter Agreement. The Employment Agreement had a term of thirteen months, and provided for compensation payable to Mr. Wellington of $135,417. The Employment Agreement also provided for a severance payment of $125,000 to be paid to Mr. Wellington from a reserve account set aside and controlled by Shamrock in the event (a) there was no intervening voluntary bankruptcy by the Company prior to January 31, 2001 without Shamrock's consent and the terms and conditions of the Employment Agreement and the Letter Agreement were satisfied,
(b) Mr. Wellington was
terminated "without cause", (c) a "substantial breach" occurred or (d) Mr. Wellington resigned after a "change of control" (as such terms are defined in the Employment Agreement).

As a result of change in control resulting from the purchase by the Control Group of substantially all of the Common Stock, Mr. Wellington became entitled to the severance payment provided for in the Employment Agreement. On September 1, 2000, the Company, WOW, the Control Group and Mr. Wellington entered into a Severance and Consulting Agreement. Pursuant to such agreement, (a) Mr. Wellington will receive his severance payment on January 31, 2001 (pursuant to the Letter Agreement, one-half of such amount will be paid by Shamrock, see "Description of Business - Change in Control and - 1999 Restructuring"), (b) the Company paid Mr. Wellington his base salary under the Employment Agreement through September 30, 2000, (c) the Company paid Mr. Wellington the remainder of his base salary under the Employment Agreement, and (d) the Company paid Mr. Wellington $1,500 for car and rent allowances through January 31, 2001. The Company has engaged Mr. Wellington as a consultant through January 31, 2002 and has agreed to grant Mr. Wellington warrants to purchase 50,000 shares of Common Stock at $1.00 per share on June 30, 2002, exercisable immediately after grant, for a period of six years. The Company also gave Mr. Wellington two computers owned by the Company (with an aggregate net book value of approximately $4,000).

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of October 31, 2000 with respect to the only persons or groups known to the Company who may be deemed to own beneficially more than 5% of the Company's voting securities (i.e. Common Stock). Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities.

-----------------------------------------------------------------------------------------------------------------
  Title of Class              Name and Address of                Amount and Nature of           Percent of Class
                                Beneficial Owner                Beneficial Ownership (1)
Common Stock                  David B. McLane                             57,260,257 (2)                 91.7%
                              Bank One Tower
                              111 Monument Circle
                              Suite 4600
                              Indianapolis, IN 46204

Common Stock                  John F. Fisbeck                             57,260,257 (2)                 91.7%
                              Bank One Tower
                              111 Monument Circle
                              Suite 4600
                              Indianapolis, IN 46204

Common Stock                  Carter M. Fortune                           57,260,257 (2)                 91.7%
                              Bank One Tower
                              111 Monument Circle
                              Suite 4600
                              Indianapolis, IN 46204
-----------------------------------------------------------------------------------------------------------------

(1) The number of shares has been adjusted to reflect a one for six reverse stock split. Based on information supplied by persons listed or as reported on the most recent Schedule 13D, as amended, filed by any such persons. As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after October 31, 2000.

(2) As the Control Group, Messrs. McLane, John F. Fisbeck and Fortune beneficially own 57,260,257 shares of Common Stock. Individually, each person has sole dispositive and voting power over the following shares of Common Stock: McLane, 18,907,586, John F. Fisbeck, 19,009,669 and Fortune, 19,343,002. Members of the Control Group assigned the right to purchase certain additional shares of the Company pursuant to the Stock Purchase Agreements to family members of the Control Group and employees and consultants of WOW Entertainment, Inc., a company owned by the Control Group (which company became a wholly-owned subsidiary of the Company; however, the members of the Control Group did not retain sole or shared voting or dispositive power over such shares.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information as of October 31, 2000 with respect to (i) each director, (ii) all individuals serving as the Company's CEO during the transition period ended August 31, 2000, and (iii) all directors and all such executive officers as a group. Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities. An asterisk (*) indicates beneficial ownership of less than 1%.

                                  COMMON STOCK

-------------------------------------------------------------------------------------------
       Name and Address of               Amount and Nature of             Percent of Class
        Beneficial Owner                Beneficial Ownership (1)
       J. Douglas Wellington                           83,333                       *
       c/o American Gaming &
       Entertainment, Ltd.,
       51 Beech Road,
       Glen Rock, New Jersey, 07452

       David B. McLane                             57,260,257 (2)                   91.7%
       Bank One Tower
       111 Monument Circle
       Suite 4600
       Indianapolis, IN 46204

       Executive Officers and                      57,343,590                       91.8%
       Directors as a group (2 people)
-------------------------------------------------------------------------------------------

(1) The number of shares have been adjusted to reflect a one for six reverse stock split. As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, and/or the sole or shared investment power with respect to such securities (i.e., the power to dispose of, or to direct the disposition of, such securities). In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security which such person had the right to acquire within 60 days after October 31, 2000.

(2) As the Control Group, Mr. McLane beneficially owns 57,260,257 shares of Common Stock. Individually, he has sole dispositive and voting power over 18,907,586, shares of Common Stock.


CHANGES IN CONTROL

The Company knows of no arrangements the operation of which may at a subsequent date result in a change of control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Security Ownership of Certain Beneficial Owners and Management" for those persons or groups known to the Company who may be deemed to own beneficially more than 5% of the Company's voting securities (i.e. Common Stock).

See "Description of Business - Change of Control" for certain relationships regarding the Company's subsidiary, Women of Wrestling, Inc.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

EXHIBIT
  NO.                      DESCRIPTION                                                   LOCATION
-------                    -----------                                                   --------
3.1            Restated Certificate of Incorporation                                     (1)

3.2            Bylaws                                                                    (2) Exh. 3.3

3.3            Amendment to Bylaws                                                       (1)

4.1            Specimen Common Stock Certificate                                         (1)

4.2            Subscription and Shareholders' Agreement dated as of May 5, 2000          (4) Exh. 4.1
               between Women of Wrestling, Inc. (f/k/a WOW Entertainment, Inc.),
               John F. Fisbeck, David B. McLane and Carter M. Fortune

4.3            Security Agreement dated May 5, 2000, made by Women of                    (4) Exh. 4.2
               Entertainment, Inc. (f/k/a WOW Entertainment, Inc.) in favor of
               Carter M. Fortune

10.1           Stock Purchase Agreement dated as of July 28, 2000 between John F.        (3) Exh. 10.11
               Fisbeck, David B. McLane and Carter M. Fortune, and Richard C. Breeden
               Trustee of The Bennett Funding Group, Inc. et. al. and the Company

10.2           Stock Purchase Agreement dated as of July 28, 2000 between John F.        (3) Exh. 10.12
               Fisbeck, David B. McLane and Carter M. Fortune, and Shamrock Holdings
               Group, Inc. and the Company

10.3           Stock Purchase Agreement dated as of September 1, 2000 between  John      (4) Exh. 10.1
               F. Fisbeck, David B. McLane and Carter M. Fortune, and American
               Gaming & Entertainment, Ltd.

10.4           Distribution Agreement executed as of July 17, 2000 between               (4) Exh. 10.2
               Women of Wrestling, Inc.(f/k/a WOW Entertainment, Inc.) and M/G
               Perin, Inc.

10.5           Standard Office Lease dated as June 7, 2000, as amended, between the      (1)
               Company and L.A. Forum Holdings, LLC

10.6           Employment Agreement dated December 31, 1999 between the Company and      (2)(8) Exh. 10.2
               J. Douglas Wellington

10.7           Agreement dated September 1, 1999 between the Company and J. Douglas      (2)(8) Exh. 10.3
               Wellington

10.8           Severance and Consulting Agreement dated September 1, 2000 between the    (4) Exh. 10.3
               Company, Women of Wrestling, Inc. (f/k/a WOW Entertainment, Inc.),
               John F. Fisbeck, David B. McLane and Carter M. Fortune and
               J. Douglas Wellington


10.9           Service Agreement dated May 5, 2000 between Women of Wrestling,           (4) Exh. 10.4
               Inc. (f/k/a  WOW  Entertainment, Inc.) and David McLane Enterprises,
               Inc.

10.10          Employment Agreement dated May 5, 2000 between Women of Wrestling,        (4) Exh. 10.5
               Inc. (f/k/a WOW Entertainment, Inc.) and David B. McLane

10.11          Sale Agreement dated as of July 2, 1999 between The President Riverboat   (5) Exh. 10.27
               Casino-Mississippi, Inc., President Casinos, Inc., President
               Mississippi Charter Corporation, the Company, AMGAM  Associates,
               American Gaming & Resorts of  Mississippi, Inc., the Committee for the
               Unsecured Creditors of AMGAM, the Committee for the Unsecured Creditors
               of AGRM, International Game Technology, Inc., and Shamrock Holdings
               Group, Inc.

10.12          Letter agreement dated October 21, 1998 by and between Shamrock           (6) Exh. 10.26
               Holdings Group, Inc., Bennett Management and Development Co., AMGAM
               Associates, American Gaming and Resorts of Mississippi, Inc., and the
               Company

10.13          Letter Agreement dated November 23, 1999, by and between Shamrock         (7) Exh. 10.28
               Holdings Group, Inc., Bennett Funding Group, Inc., American Gaming &
               Entertainment, Ltd., Emerald  Gaming, Inc., AMGAM Associates and
               American Gaming and Resorts of Mississippi, Inc.

10.14          Security Agreement dated as of December 16, 1999 made by the Company      (2) Exh. 10.10
               in favor of Shamrock Holdings Group, Inc.

23.1           Consent of Mintz Rosenfeld & Company LLC                                  (1)

27             Financial Data Schedule                                                   (1)

(1)  Enclosed herewith.

(2) Each of these exhibits is incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

(3) This exhibit is incorporated by reference to the Company's Current Report on Form 8-K dated July 28, 2000.

(4) This exhibit is incorporated by reference to the Company's Current Report on Form 8-K dated September 18, 2000, as amended on November 17, 2000.

(5) This exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

(6) This exhibit is incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 1998.

(7) This exhibit is incorporated by reference to the Company's Current Report on Form 8-K dated November 23, 1999.

(8) Each of these exhibits is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

(b)  Reports on Form 8-K.

The Company filed the following reports during the two month period ended August 31, 2000:

Form 8-K dated July 28, 2000 with respect to the anticipated change in control resulting from the proposed purchase by the Control Group of substantially all of the Common Stock.

Form 8-K dated September 18, 2000, as amended on November 17, 2000, with respect to the change in control resulting from the purchase by the Control Group of substantially all of the Common Stock, the acquisition Women of Wrestling, Inc. as a subsidiary, the change in certifying accountant and the change in the fiscal year of the Company.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
                 (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD.
                                AND SUBSIDIARIES)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                      August 31, 2000 and December 31, 1999

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
                 (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD.
                                AND SUBSIDIARIES)


                                    CONTENTS


                                                                  Page

Independent Auditors' Report                                       F-1

Consolidated Balance Sheets                                        F-2

Consolidated Statements of Operations                              F-3

Consolidated Statements of Stockholders' Equity                    F-4

Consolidated Statements of Cash Flows                              F-5

Notes to Consolidated Financial Statements                  F-6 - F-21

                          Independent Auditors' Report



Board of Directors and Stockholders
WOW Entertainment, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of WOW Entertainment, Inc. and Subsidiary (formerly American Gaming & Entertainment, Ltd. and Subsidiaries) as of August 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the eight-month period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of WOW Entertainment, Inc. and Subsidiary (formerly American Gaming & Entertainment, Ltd. and Subsidiaries) as of December 31, 1999, were audited by other auditors whose report dated March 17, 2000, on those statements included an explanatory paragraph that described certain conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements for the eight-month period ended August 31, 2000 referred to above present fairly, in all material respects, the financial position of WOW Entertainment, Inc. and Subsidiary at August 31, 2000, and the results of their operations and their cash flows for the eight-month period then ended in conformity with generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, effective July 21, 2000, the Company implemented a quasi-reorganization which eliminated its accumulated deficit of $60,099,000.




KATZ, SAPPER & MILLER, LLP
Certified Public Accountants

Indianapolis, Indiana
October 26, 2000

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEETS

                                                  ASSETS
                                                                             August 31,      December 31,
                                                                               2000              1999
CURRENT ASSETS
      Cash                                                                  $    294,000    $    127,000
      Restricted cash-Note 3                                                      80,000             -
      Prepaid insurance                                                          135,000             -
      Prepaid distribution fee                                                   970,000             -
      Other current assets                                                         9,000          65,000
      Due from stockholder-Note 4                                                    -           376,000
                                                                            ------------    ------------
           Total Current Assets                                                1,488,000         568,000

PRODUCTION COSTS                                                                  60,000             -

OFFICE EQUIPMENT                                                                  27,000           5,000

WEB-SITE DEVELOPMENT COSTS                                                        98,000             -
                                                                            ------------    ------------

           TOTAL ASSETS                                                     $  1,673,000    $    573,000
                                                                            ============    ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                      $    164,000    $     47,000
      Due to escrow agent-Note 3                                                  80,000             -
      Accrued payroll and related expenses                                       118,000           3,000
      Accrued expenses                                                            40,000          52,000
                                                                            ------------    ------------
           Total Current Liabilities                                             402,000         102,000
                                                                            ------------    ------------

STOCKHOLDERS' EQUITY-Notes 3,6 and 7
      Preferred stock                                                          1,300,000      17,137,000
      Preferred stock subscribed (7,000 shares)                                  700,000             -
      Common stock                                                               624,000          21,000
      Additional paid-in capital and warrants outstanding                        158,000      42,812,000
      Accumulated deficit, since July 21, 2000 when                             (811,000)    (59,474,000)
                                                                            ------------    ------------
       a deficit of $60,099,000 was eliminated - Note 13                       1,971,000         496,000
      Less: Preferred stock subscribed (7,000 shares)                           (700,000)            -
                 Cost of common shares held in treasury
                  (4,006 shares)                                                     -           (25,000)
                                                                            ------------    ------------
           Total Stockholders' Equity                                          1,271,000         471,000
                                                                            ------------    ------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  1,673,000    $    573,000
                                                                            ============    ============

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Eight Months     Year Ended
                                                        Ended August 31,  December 31,
                                                             2000            1999
OPERATING REVENUE
       Equity interests in gaming projects-Note 9        $        -      $ 11,743,000
                                                         ------------    ------------

OPERATING COSTS AND EXPENSES
       Operating costs                                        664,000             -
       Selling, general and administrative expenses           770,000       1,436,000
       Reversal of bad debt expense related to lease
        expenses-Note 10                                          -        (2,792,000)
       Reversal of net liabilities for subsidiaries in
        bankruptcy-Note 10                                        -           (75,000)
                                                         ------------    ------------
            Total Operating Costs and Expenses              1,434,000      (1,431,000)
                                                         ------------    ------------

Operating Income (Loss)                                    (1,434,000)     13,174,000
                                                         ------------    ------------

OTHER INCOME (EXPENSE)
       Interest income                                          8,000          66,000
       Interest expense                                           -        (4,476,000)
       Net gain on sale of assets                                 -         4,186,000
                                                         ------------    ------------
            Total Other Income (Expense)                        8,000        (224,000)
                                                         ------------    ------------

Net Income (Loss) before Extraordinary Credit
 and Income Taxes                                          (1,426,000)     12,950,000

EXTRAORDINARY CREDIT-EXTINGUISHMENT OF DEBT-
 NET OF INCOME TAXES-Note 9                                       -        47,181,000
                                                         ------------    ------------

Net Income (Loss) before Provisions for Income
 Taxes                                                     (1,426,000)     60,131,000

PROVISION FOR INCOME TAXES-Note 8                                 -               -
                                                         ------------    ------------

NET INCOME (LOSS)                                        $ (1,426,000)   $ 60,131,000
                                                         ============    ============


BASIC INCOME PER SHARE - Note 12
       Before extraordinary credit                       $       1.28    $       6.84
       Extraordinary credit                                       -             22.56
                                                         ------------    ------------

            Total Basic Income Per Share                 $       1.28    $      29.40
                                                         ============    ============

DILUTED INCOME PER SHARE - Note 12
       Before extraordinary credit                               0.06            0.06
       Extraordinary credit                                       -              0.12
                                                         ------------    ------------

            Total Diluted Income Per Share               $       0.06    $       0.18
                                                         ============    ============

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Eight Months Ended August 31, 2000 and
                          Year Ended December 31, 1999

                                                    Preferred Stock
                                           ---------------------------------
                                                                                             Additional
                                                                  Women of                 Paid-in Capital Cost of
                                            Series     Series     Wrestling,    Common      and Warrants   Treasury   Accumulated
                                              A       C, D & E       Inc.       Stock       Outstanding     Stock       Deficit
BALANCE AT DECEMBER 31, 1999               $  1,000 $ 15,869,000  $      -    $   126,000  $ 41,421,000   $ (25,000) $(119,605,000)

Effect of 6-for-1 stock split                   -            -           -       (105,000)      105,000         -              -
Accretion of preferred stock                    -      1,267,000         -            -      (1,267,000)        -              -
Dividends accrued on preferred
 stock                                          -            -           -            -        (600,000)        -              -
Reversal of dividends previously
 accrued on preferred stock                     -            -           -            -       3,153,000         -              -
Net income                                      -            -           -            -             -           -       60,131,000
                                           -------- ------------  ----------  -----------  ------------   ---------  --------------


BALANCE AT DECEMBER 31, 1999                  1,000   17,136,000         -         21,000    42,812,000     (25,000)   (59,474,000)

Effect of 6-for-1 reverse stock split           -            -           -     (3,016,000)    3,016,000         -              -
Fair value of stock warrants issued for
 distribution services - Note 13                -            -           -            -         935,000         -              -
Exercise of stock option (5,000 shares)         -            -           -            -           2,000         -              -
Accretion of preferred stock                    -        950,000         -            -        (950,000)        -              -
Cancellation of treasury stock                  -            -           -            -         (25,000)     25,000            -
Conversion of preferred stock into
 60,331,321 shares of common stock
 -Note 6                                     (1,000) (18,086,000)        -      3,619,000    14,467,000         -              -
Quasi-reorganization - Note 13                  -            -           -            -     (60,099,000)        -       60,099,000
Issuance of 20,000 shares of preferred
 stock                                          -            -     2,000,000          -             -           -              -
Preferred stock subscribed
 (7,000 shares)                                 -            -      (700,000)         -             -           -              -
Dividends paid to preferred stockholders        -            -           -            -             -           -          (10,000)
Net loss                                        -            -           -            -             -           -       (1,426,000)
                                           -------- ------------  ----------  -----------  ------------   ---------  -------------
BALANCE AT AUGUST 31, 2000
                                           $    -   $        -    $1,300,000  $   624,000  $    158,000   $     -    $    (811,000)
                                           ======== ============  ==========  ===========  ============   =========  =============

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Eight Months     Year Ended
                                                                Ended August 31,   December 31,
                                                                     2000             1999
OPERATING ACTIVITIES
       Net income (loss)                                          $ (1,426,000)   $ 60,131,000
       Adjustments to reconcile net income (loss) to
        net cash (used) by operating activities:
            Equity interests in gaming projects                            -       (11,743,000)
            Depreciation                                                 1,000         526,000
            Reversal of bad debt expense related to lease
             expenses                                                      -        (2,792,000)
            Reversal of net liabilities for subsidiaries in
             bankruptcy                                                    -           (75,000)
            Interest income from restricted cash                           -           (53,000)
            Accrued interest expense                                       -         4,476,000
            Stock options granted for services                         125,000             -
            Net gain on sale of assets                                     -        (4,186,000)
            Extraordinary credit-extinguishment of debt-Note 9             -       (47,181,000)
            Increase (decrease) in certain operating assets
             and liabilities:
                 Restricted proceeds from sale of barge                    -        (1,562,000)
                 Restricted cash                                           -           376,000
                 Production costs                                      (60,000)            -
                 Other current assets                                 (159,000)         60,000
                 Accounts payable, accrued expenses and other
                  current liabilities                                  140,000         125,000
                                                                  ------------    ------------
                      Net Cash (Used) by Operating Activities       (1,379,000)     (1,898,000)
                                                                  ------------    ------------

INVESTING ACTIVITIES
       Due from stockholder                                            376,000        (376,000)
       Purchase of office equipment                                    (24,000)            -
       Web-site development costs incurred                             (98,000)            -
       Proceeds from sale of barge                                         -           723,000
       Proceeds from disposition of building                               -           416,000
                                                                  ------------    ------------

                      Net Cash Provided by Investing Activities        254,000         763,000
                                                                  ------------    ------------

FINANCING ACTIVITIES
       Dividends paid to preferred stockholders                        (10,000)            -
       Proceeds from issuance of preferred stock                     1,300,000             -
       Proceeds from exercise of stock options                           2,000             -
       Proceeds from notes receivable                                      -         1,139,000
                                                                  ------------    ------------
                      Net Cash Provided by Financing
                       Activities                                    1,292,000       1,139,000
                                                                  ------------    ------------

NET INCREASE IN CASH                                                   167,000           4,000

CASH
       Beginning of Year                                               127,000         123,000
                                                                  ------------    ------------

       End of Year                                                $    294,000    $    127,000
                                                                  ============    ============

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD AND SUBSIDIARIES).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

      Nature of Business: Prior to 2000, WOW Entertainment, Inc. and Subsidiary (the "Company"), formerly known as American Gaming & Entertainment, Ltd., operated various gaming operations through wholly-owned subsidiaries. On September 1, 2000, the Company purchased, for nominal consideration, all of the common stock of Women of Wrestling, Inc. ("WOW"), a company owned by the Control Group (Note 3). Based in Indianapolis, Indiana, WOW develops and produces sports entertainment programming. WOW's first run syndicated television series, WOW-Women of Wrestling, premiered in the fall of 2000. The acquisition was accounted for in a manner similar to a pooling of interest.

      Reverse Stock Split: The Board of Directors authorized a one-for-six reverse split of the Company's common stock for shareholders of record as of October 13, 2000. The par value of the Company's common stock remained $.01 per share, and additional paid-in capital was increased. All references to share data for all periods presented have been adjusted to give effect to this reverse stock split.

      Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements have been prepared including the impact of the change in control (Note 3) which occurred on September 1, 2000.

      Change in Fiscal Year: In 2000, the Company changed its fiscal reporting year end from December 31, to August 31. Accordingly, the 2000 consolidated financial statements include only eight months of operations.

      Estimates: Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could vary from the estimates that were used.

      Revenues: The Company recognizes revenue from the direct distribution, exploitation, and licensing of film and television programs before deduction for any of the Company's direct costs of distribution. For markets and territories in which the Company's fully or jointly-owned films and television programs are distributed by third parties, revenue is the net amounts payable to the Company by third party distributors. Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

      In 1999, revenue was derived primarily from the charter of the Gold Coast Barge (Note 10).

      Cash: The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has never experienced any losses in such accounts.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Inventory and Production Costs: The Company has implemented AICPA Statement of Position (SOP) 00-2, which requires special accounting for production costs relating to episodic television series. Specifically, SOP 00-2 requires that a company must demonstrate through its experience and industry norms that the number of episodes already produced, plus those for which a firm commitment exists and the entity expects to deliver, can be licensed in the secondary market before an episodic television series can implement the individual-film-forecast-computation method to amortize production costs. SOP 00-2 further stipulates that until an entity can establish estimates of secondary market revenue, capitalized costs for each episode produced should not exceed an amount equal to the amount of revenue contracted for that episode, the entity should expense as incurred production costs in excess of this limitation on an episode-by-episode basis, and the entity should expense all capitalized costs for each episode as it recognizes the related revenue for each episode. The Company did not film its first episode of WOW Women of Wrestling until September 17, 2000, and its first episode was not broadcast until the week of October 2, 2000, both subsequent to the Company's fiscal year end of August 31, 2000. As such, the Company's capitalized production costs as of August 31, 2000, were considered to be in development and pre-production and will be expensed in the upcoming operating cycle as the related episodic revenue is recognized. As of August 31, 2000, the Company had capitalized $60,000 of production costs. Production costs expensed for the eight months ended August 31, 2000, were $428,000.

      Office Equipment is recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives (3 to 10 years) of the respective assets.

                                             August 31,   December 31,
                                                2000          1999

           Office Equipment                  $ 31,000       $ 88,000
           Less:  Accumulated Depreciation     (4,000)       (83,000)
                                             --------       --------
               Office Equipment, Net         $ 27,000       $  5,000
                                             ========       ========

      Web Design Costs incurred subsequent to the preliminary project stage are capitalized until the website is operational. A total of $98,000 was capitalized in 2000. Capitalized web design costs are amortized on a straight-line basis over a period of 24 months. The Company began amortizing these costs in September 2000. Costs of maintaining and operating the website are expensed as incurred.

      Long-lived Assets including the Company's office equipment, production costs, website development costs and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the related asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets. To date, no adjustments to the carrying amount of long-lived assets have been required.

      Leases: The Company's facilities are leased pursuant to month-to-month agreements.

      Advertising and Exploitation Costs including marketing, advertising, publicity, promotion and other distribution costs are expensed as incurred and totaled $236,000 for the eight months ended August 31, 2000. No advertising and exploitation costs were incurred during the year ended December 31, 1999.

      Fair Value of Financial Instruments is estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, prepayments, and other factors. Changes in assumptions or market conditions could significantly affect these estimates. The amounts reported in the consolidated balance sheets for cash, receivables and payables approximate fair value.

      Income Taxes: The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates.

      Stock-based Compensation: The Company accounts for all stock based compensation under the provision of SFAS No. 123, "Accounting for Stock-Based Compensation", which uses the term compensation in its broadest sense to refer to consideration paid for goods and services, regardless of whether the supplier is an employee or not. In connection with a certain distribution agreement, the Company's distributor was granted a warrant to purchase 1% of the common stock owned by the Control Group at an aggregate exercise price of $1,000,000. The warrant is exercisable immediately and expires in 2005. The Company values stock options and warrants issued based upon an option-pricing model and recognized this value as an expense over the period in which the option vests.

      Income Per Common Share: Income per share has been computed in accordance with SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic income per share is computed based on income applicable to common stock divided by the weighted average number of common shares outstanding for the period. Diluted income per share is computed based on income applicable to common stock divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive common stock equivalents. For the eight months ended August 31, 2000 and for the year ended December 31, 1999, the Company's Series A Preferred Stock, Series C Cumulative Preferred Stock ("Series C Preferred Stock"), Series D Cumulative Preferred Stock ("Series D Preferred Stock") and Series E Preferred Stock are considered to be dilutive common stock equivalents. For the eight months ended August 31, 2000, certain common stock options considered to be potential shares of common stock are considered to be dilutive common stock equivalents. For the year ended December 31, 1999, common stock options and warrants considered to be potential shares of common stock are excluded from the calculation of diluted income for common stockholders per common share because they have an antidilutive effect.

NOTE 2 - COMPARATIVE FINANCIAL INFORMATION

                                                    Eight Months   Eight Months
                                                       Ended          Ended
                                                     August 31,     August 31,
                                                       2000           1999
      Selected Financial Data                        (Audited)      (Unaudited)

           Operating revenue                       $      -         $11,743,000
           Net income (loss) before provision for
            income taxes                            (1,426,000)      13,152,000
           Net income (loss)                        (1,426,000)      10,177,000

NOTE 3 - CHANGE IN CONTROL

      On September 1, 2000, Messrs. David B. McLane, John F. Fisbeck and Carter
      M. Fortune (collectively, the "Control Group") and their assigns collectively purchased 61,318,563 shares of the Company's common stock pursuant to two stock purchase agreements dated July 28, 2000. One agreement was with Richard C. Breeden, who is the bankruptcy trustee (the "Trustee") for Bennett Funding Group, Inc. et al. (the "Estate") in a bankruptcy proceeding pending in the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"). This agreement provided for the purchase of 60,348,060 shares (the "Estate Stock") of common stock from the Estate for $98,200 in cash. The Estate Stock included 60,098,060 shares of Common Stock that were converted from the Company's Series C Cumulative Preferred Stock, Series D Cumulative Preferred Stock and Series E Preferred Stock owned by the Estate pursuant to a notice of conversion delivered to the Company dated July 21, 2000 (Note 11). The other agreement was with Shamrock Holdings Group, Inc. ("Shamrock"), collectively with the Estate, the ("Sellers") and provided for the purchase of 970,503 shares of common stock, of which 233,261 shares were converted from the Company's Series A Preferred Stock owned by Shamrock pursuant to a notice of conversion delivered to the Company dated July 21, 2000, (Note 11) for $1,800 in cash. The source of funds for both purchases was from personal funds. Collectively, the stock purchased from the Estate and Shamrock represents 98.1% of the outstanding common stock of the Company.

      Pursuant to the stock purchase agreements, the Control Group and the Sellers required that the amount of cash on hand in the Company as of September 1, 2000, less certain specified liabilities, be deposited with an escrow agent, and subject to certain offsets, be distributed to the Sellers on September 30, 2000. Accordingly, the Company transferred cash in the amount of $80,000 to the escrow agent on September 1, 2000.

NOTE 4 - DUE FROM STOCKHOLDER

      Pursuant to a letter agreement (Note 9), the Company was to retain cash of $464,000 as of January 1, 2000, less legal retainers plus accounts payable incurred in the ordinary course of business to bona fide third parties and others mutually agreed upon by the Company and Shamrock. As of December 31, 1999, approximately $376,000 was due from Shamrock in connection with excess cash distributions. The Company received repayment in April 2000.

NOTE 5 - CREDIT FACILITIES

      In accordance with a letter agreement (Note 9), the Company agreed to transfer certain assets ("Transferred Assets") to Shamrock. The amount of the Transferred Assets reduced the Company's indebtedness to Shamrock. Additionally, pursuant to the letter agreement, Shamrock released the Company from all debts and liabilities in excess of the amount of the Transferred Assets and waived all accrued dividends, whether declared or undeclared, on the Series C Preferred Stock and the Series D Preferred Stock.

      At August 31, 2000, the Company had a $3 million operating line of credit with a stockholder. The line of credit is secured by the assets of WOW, the Company's operating subsidiary, and interest is payable monthly at a rate of LIBOR plus 1%. There were no outstanding borrowings at August 31, 2000. In November 2000, the stockholder agreed to loan to the Company up to an additional $1,000,000 under substantially the same terms as the original loan from the stockholder for additional consideration that is being negotiated as of the date of this report.

NOTE 6 - STOCKHOLDERS' EQUITY

      The following are the details of the preferred and common stock (after giving effect to the one-for-six reverse stock split) as of August 31, 2000 and December 31, 1999:

                                                       Number of Shares
                                            Authorized      Issued      Outstanding     Amount
August 31, 2000
---------------
     Common stock, $0.01 par
      Value (1)                            500,000,000    62,424,946    62,424,946   $   624,000
                                                                                     -----------

     Preferred stock
         Series A Preferred stock
          of subsidiary, $100 par
          value                              5,000,000        13,000        13,000   $ 1,300,000
                                                                                     -----------


December 31, 1999
-----------------
     Common stock, $0.01 par value           8,333,333     2,092,690     2,088,684   $    21,000
                                                                                     -----------

     Preferred Stock
         Series A preferred stock,
          $0.01 par value                       55,983        55,983        55,983   $     1,000

         Series C cumulative preferred
          stock, $0.01 par value                 4,000         4,000         4,000     5,995,000

         Series D cumulative preferred
          stock, $0.01 par value                 4,000         4,000         4,000     5,779,000

         Series E preferred stock, $0.01
          par value                              4,000         4,000         4,000     5,362,000
                                                                                     -----------

                                                                                     $17,137,000
                                                                                     -----------

      (1) The principal stockholder of the distributor of the Company's television program owns approximately 1,875,000 shares of the Company's common stock. The distributor was also granted a warrant (Note 7) to purchase 1% of the common stock owned by the Control Group.

      All the shares of the Company's Series A Preferred Stock were converted into 233,261 shares of common stock as of July 21, 2000. The shares of Series A Preferred Stock, all the outstanding shares of which were held by Shamrock, were convertible at the holder's option into 25 shares of common stock per share of Series A Preferred Stock. The shares of Series A Preferred Stock did not accrue or pay dividends.

      All the shares of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock were converted into 60,098,060 shares of Common Stock as of July 21, 2000. Each of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock was convertible by the holder thereof into the number of shares of common stock equal to the then-applicable redemption price for each such series divided by an amount equal to 75% of the average market price of Common Stock for the ten consecutive business days prior to the conversion date.

      As a result of the conversion of all the shares of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, the Company reversed accrued accretion on those series of preferred stock totaling approximately $18,086,000 as of July 21, 2000. Additionally, as a result of the conversion of all the shares of preferred stock, the Company recorded common stock of approximately $3,620,000 and additional paid-in capital of approximately $14,467,000 as of such date.

      Pursuant to the letter agreement (Note 9), Shamrock waived all accrued dividends, whether declared or undeclared, on the Series C Preferred Stock and the Series D Preferred Stock. The Series E Preferred Stock had no stated dividend rate. Accordingly, the Company reversed accrued dividends on the Series C Preferred Stock and Series D Preferred Stock totaling approximately $1,627,000 and approximately $1,527,000, respectively, as of December 16, 1999.

      On May 5, 2000 the Company's subsidiary, WOW, authorized 5,000,000 shares of cumulative voting Series A Preferred Stock. Dividends are payable quarterly at the rate of Libor plus 1%. Preferred stockholders have preference over common stockholders in dividends and liquidation rights. The Preferred Stock has voting rights similar to those of the common stockholders. At the Company's option, the Series A Preferred Stock may be redeemed at a purchase price of $100 per share plus any unpaid dividends. The outstanding and subscribed preferred stock was purchased by a member of the Control Group.

NOTE 7 - STOCK OPTIONS, WARRANTS AND OTHER COMPENSATION

      The Company sponsored a stock option plan for employees that provided for the issuance of both incentive and nonqualified stock options to purchase shares of the Company's common stock at exercise prices not less than the fair market value of the common stock on the date of grant. The stock option plan terminated as a result of the purchase of substantially all of the common stock by the Control Group on September 1, 2000 (Note 3), and all options granted under the Plan that were not exercised prior to such purchase were terminated. Transactions related to the stock option plan were as follows:

                                    Eight Months     Weighted Average    Year Ended    Weighted Average
                                  Ended August 31,    Exercise Price    December 31,    Exercise Price
                                       2000             Per Share           1999          Per Share
      Options outstanding
       at beginning of period          238,482            $16.44          250,901           $18.72
      Options exercised                 (5,000)           $ 0.36              -                -
      Options canceled                (150,148)(1)        $25.92          (12,419)          $62.46
                                     ---------                           --------

      Options outstanding
       at end of period                 83,334 (1)        $ 0.42          238,482           $16.44
                                     =========                           ========

      (1) The Company's former President and CEO was the only option holder to advise the Company that he would exercise certain of his options, granted in 1996, prior to the purchase of substantially all of the Common Stock by the Control Group. Such options, at an exercise range of $0.375 to $0.48, were exercised on September 1, 2000, immediately prior to such purchase.

      The Company determined that it would account for employee stock-based transactions under Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for options issued with an exercise price equal to the market value of the common stock at the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Management believes that had compensation cost been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, there would have been no material effect on the Company's net income
      (loss) and earnings per common share for the eight months ended August 31, 2000 or the year ended December 31, 1999. No options were granted during the eight months ended August 31, 2000 or the year ended December 31, 1999.

      The Company periodically issues warrants on a one-for-one basis, for the purchase of shares of its common stock. The exercise prices of the warrants are no less than the fair market value of the common stock on the dates of grant. The estimated fair market value of the warrants are measured on the date of grant (measurement date), and accounted for as part of the related transaction. At the beginning of 1999, warrants for the purchase of 29,792 shares of common stock at exercise prices ranging from $18.00 to $97.50 were outstanding. All such warrants expired in 1999. No warrants were exercised during the year ended December 31, 1999. In connection with the change in control discussed in Note 3, the Company has agreed to grant 50,000 new warrants to the Company's former CEO on June 30, 2002. Each new warrant is convertible into one share of common stock at an exercise price of $1.00 per share exercisable June 30, 2002 through June 30, 2008.

      In connection with a certain distribution agreement, the Company's distributor was granted a warrant to purchase 1% of the common stock owned by the Control Group at an aggregate exercise price of $1,000,000. The warrant is exercisable immediately and expires in 2005 (Note 1).

NOTE 8 - INCOME TAXES

      The partial repayment of debt to Shamrock pursuant to the letter agreement (Note 4), which for tax purposes is effective for the eight months ended August 31, 2000, was accomplished by the transfer of the Transferred Assets. The release by Shamrock of the remaining debt owed by the Company to Shamrock, effective for tax purposes for the eight months ended August 31, 2000, did not result in any taxable gain. However, the Company's net operating loss carryforwards and other tax attributes were reduced by the amount of the forgiveness.

      Reconciliation of income taxes computed at the statutory rate to the Company's effective rate is as follows:

                                                           Eight Months
                                                              Ended        Year Ended
                                                            August 31,    December 31,
                                                              2000           1999
           Federal income tax (benefit) at statutory rate   $(500,000)    $ 21,046,000
           Valuation allowance                                500,000       21,046,000
                                                            ---------     -------------

               Provision for Income Taxes                   $    -        $        -
                                                            =========     =============

      The significant components of the Company's deferred tax asset are as follows:

           Deferred Tax Assets:
               Net operating loss carryforwards             $ 445,000     $ 11,957,000
               Stock warrants                                  55,000              -
               Valuation allowance                           (500,000)     (11,957,000)
                                                            ---------     ------------
           Net Deferred Tax Assets                          $    -        $        -
                                                            =========     ============

      At August 31, 2000, the Company's tax operating loss carryforwards were approximately $1,301,000 and expire in 2020.

NOTE 9 - 1999 RESTRUCTURING

      In accordance with an Agreement dated November 23, 1999 between the Company and Shamrock (the "Letter Agreement"), the Company agreed to transfer to Shamrock (a) substantially all of the Company's right, title and interest under the First Amended Joint Plan of Liquidation (the "Mississippi Plan") for Amgam Associates, Inc. ("AMGAM") and American Gaming and Resorts of Mississippi, Inc. ("AGRM") and (b) all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to or in connection with an Irrevocable Proxy and Consent Agreement (the "Proxy Agreement") relating to a 4.9% interest in a riverboat gaming and entertainment complex in Rising Sun, Indiana (the "RSR Interest") (collectively, the "Transferred Assets"). On December 16, 1999, the Letter Agreement was approved by the Bankruptcy Court, in which Shamrock was a debtor in bankruptcy from June 1998 through February 2000.

      The Transferred Assets constituted substantially all of the assets of the Company as of December 16, 1999. The amount of the Transferred Assets reduced the Company's indebtedness to Shamrock. The Company was to retain cash of $464,000 as of January 1, 2000, less legal retainers plus accounts payable incurred in the ordinary course of business to bona fide third parties and others mutually agreed upon by the Company and Shamrock (Note
      4).

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

      Pursuant to the Letter Agreement, Shamrock released the Company from all debts and liabilities in excess of the amount of the Transferred Assets, and dismissed with prejudice of the adversary proceeding captioned Richard C. Breeden, Trustee of the Bennett Funding Group, Inc. et al v. Gamma International, (Formerly American Gaming & Entertainment, Ltd. and John Does 1 to 100 (AP 98-70465 A) (United States Bankruptcy Court for the Northern District of New York).

      Shamrock waived all accrued dividends, whether declared or undeclared, on the Series C Preferred Stock and the Series D Preferred Stock (Note 9).

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

      Indiana

           Pursuant to the Proxy Agreement, RSR, LLC ("RSR"), a limited liability company formed by the Company and a group of non-affiliated individuals, was obligated to purchase the RSR Interest from NBD Bank, N.A., as trustee ("NBD"), for the benefit of the Company, at an average appraised fair market value.

           On September 9, 1999, RSR alleged that the Company and its principal stockholders fraudulently induced RSR and the other members of RSR to enter into the operating agreement for RSR and the Proxy Agreement. RSR offered to release the Company from such alleged claims in exchange for the RSR Interest and all distributions received by the Company with respect to the RSR Interest. The Company rejected RSR's offer and filed suit against RSR for damages arising from RSR's failure to comply with the provisions of the Proxy Agreement and purchase the RSR Interest.

           In accordance with the Letter Agreement, the Company agreed to transfer to Shamrock all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to, or in connection with, the RSR Interest and the Company, and Shamrock executed a security interest in the RSR Interest in exchange for Shamrock agreeing to forebear from the exercise of any rights or remedies in respect of all obligations owing by the Company to Shamrock (see Note 5).

           On August 25, 2000, the Company entered an Agreement and Release with RSR, pursuant to which RSR agreed to purchase the RSR Interest, and the Company agreed to dismiss with prejudice its suit against RSR. All sales proceeds under such agreement will be paid directly to Shamrock in accordance with the Letter Agreement.

           The Company did not receive any financial statement information or payments relating to the RSR Interest for the year ended December 31, 1999 and therefore did not record any revenues attributable to the RSR Interest for such period.

      Mississippi

           Prior to 1999, an involuntary petition for liquidation under Chapter 7 of the Code was filed with the United States Bankruptcy Court, Southern District of Mississippi (the "Mississippi Bankruptcy Court") against AMGAM, which operated the Gold Shore Casino in Biloxi, Mississippi. The case was subsequently converted into a reorganization under Chapter 11 of the Code. Additionally, prior to 1999, AGRM, which owned and leased certain property in Vicksburg, Mississippi, filed a voluntary petition for reorganization under Chapter 11 of the Code with the Mississippi Bankruptcy Court.

           Prior to 1998 and the bankruptcy proceedings of AGRM and AMGAM, the Gold Coast Barge, on which AMGAM had previously operated the Gold Shore Casino, had been transferred to the Company from AGRM in exchange for the cancellation of AGRM's guaranty to the Company of certain unpaid lease obligations of AMGAM to the Company.

           Pursuant to a Charter Agreement (the "Charter Agreement") entered into prior to 1998 between the Company and President Mississippi Charter Corporation ("PMCC"), PMCC leased the Gold Coast Barge from the Company. Effective October 30, 1998, PMCC and the Company entered into an amendment to the Charter Agreement (the "Charter Amendment"). Pursuant to the Charter Amendment, among other things, (i) PMCC paid $4,105,000 (the "Amendment Payments") into an escrow account (the "Escrow Account") for the benefit of the creditors of AMGAM and AGRM,
           (ii) PMCC agreed to pay into the Escrow Account a monthly charter payment of $215,000 for the period from December 1, 1998 through April 15, 2000 (and made all such payments through July 31, 1999). On August 10, 1999, the Company sold the Gold Coast Casino barge to The President Riverboat Casino-Mississippi, Inc. (the "Purchaser"), an affiliate of PMCC, for $6,827,500, calculated as $5,000,000 plus all remaining charter payments. Upon closing the Purchaser paid $1,000,000 into an Escrow Account and delivered a promissory note in the amount of $5,827,500 to an escrow agent, to disburse all amounts paid by the Purchaser pursuant to the Mississippi Plan.

           On July 23, 1999, the Mississippi Bankruptcy Court confirmed the Mississippi Plan. Pursuant to the Mississippi Plan, the Company's and Shamrock's claims will be paid from (a) 70% of all escrowed charter payments, including the Amendment Payments, (b) 72% of the first $3,000,000 of net proceeds from the sale of the Gold Coast Barge, and
           (c) 75% of the net proceeds in excess of $3,000,000 from the sale of the Gold Coast Barge. Additionally, all equity interests of the Company in AMGAM and AGRM were cancelled as of the effective date of the Mississippi Plan.

NOTE 10 - DISCONTINUED VENTURES

           As a result of the confirmation of the Mississippi Plan, as of July 23, 1999, the Company set off "Short Term Portion of Estimated Net Liabilities for Subsidiaries in Bankruptcy", totaling approximately $3,635,000, against the "Restricted Cash Mississippi" and "Note Receivable" amounts (totaling approximately $2,024,000 and $1,611,000, respectively) to be received by creditors of AMGAM and AGRM other than the Company. Additionally, as a result of the confirmation of the Mississippi Plan and the dismissal of an adversary complaint filed by the Official Committee of Unsecured Creditors of AMGAM Associates challenging the transfer of the Gold Coast Barge from AGRM to the Company, the Company recognized "Deferred Charter Revenue" of approximately $11,743,000 as revenue for the year ended December 31, 1999.

           In accordance with the Letter Agreement, the Company transferred to Shamrock substantially all of the Company's rights, title and interest under the Mississippi Plan (Note 5).

      Nevada

           Prior to 1998, pursuant to an agreement between Shamrock and the Company under which Shamrock provided the necessary funds to the Company to close the purchase of the Harolds Club casino in Reno, Nevada, the Company transferred to Shamrock title to the land and the building related to the Harolds Club. Shamrock assumed responsibility for all carrying costs of the Harolds Club property including, but not limited to, lease payments under certain land leases held by the Company related to the Harolds Club, taxes, insurance and utilities. Such land leases were assigned by the Company to Shamrock on September 29, 1998.

           On June 25, 1999, Shamrock sold the Harolds Club in Reno, Nevada. All five land- leases held by Shamrock related to the Harolds Club terminated at closing. The Company was released from all obligations under such leases, except that the Company agreed to indemnify the five lessors of the Harolds Club property against any environmental liabilities resulting from intentional or negligent conduct on the part of the Company. The Company is unaware of, and no claim has been asserted related to, adverse environmental conditions at the Harolds Club resulting from intentional or negligent conduct on the part of the Company. Additionally, lawsuits filed against the Company by the five lessors of the Harolds Club property and cross-claims filed against the Company by co-defendants were dismissed upon closing, and any judgments which were entered have been withdrawn and set aside as if not entered.

           Due to certain lease guarantees, the Company had recorded unpaid Harolds Club lease payments and property taxes from April 1996 through March 1999, collectively totaling approximately $2,307,000 (the "Unpaid Harolds Club Obligations"), as current liabilities. The Company had recorded the amount of the Unpaid Harolds Club Obligations as a receivable due from Shamrock, but, as a result of the Company's determination that there was a substantial likelihood that such amounts would be uncollectible, the Company fully reserved for such amounts at the same time such amounts were recorded as a receivable. As a result of the sale of the Harolds Club, and the consequent release of the Company from all obligations under such leases and the dismissal of all related lawsuits and cross-claims against the Company, the Company reversed the Unpaid Harolds Obligations as of June 30, 1999.

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

      Alabama

           Prior to 1998, the Company acquired the GM&O Building in Mobile, Alabama for approximately $1,006,000 in cash and subsequently recognized write downs in the value of such investment to reflect its fair market value.

           On March 1, 1999, the Company sold the GM&O Building to the City of Mobile for approximately $423,000. The Company used the net sales proceeds of approximately $415,000 for working capital purposes.

      Nebraska

           Prior to 1998, the Company entered into an assignment and transfer agreement with American Heartland Corporation ("AHC"), and Big Red Keno, Ltd., a licensed keno operator in Omaha, Nebraska ("BRK"), pursuant to which: (i) the Company assigned, and AHC assumed, all of the Company's rights and obligations under a certain financing agreement with BRK to provide equipment, services and financing for the operation of a multiple parlor keno game in the City of Omaha in exchange for a revenue participation equal to 50% of cash net income of BRK after deduction of certain cash payments by BRK: (ii) the Company transferred and assigned to AHC all of the Company's right, title and interest to all of the assets utilized by the Company in the conduct of its keno gaming activities, including, without limitation, the Company's computerized keno system and all maintenance and servicing agreements with the licensed operators for stations and locations at which the Company's computerized keno system is utilized; (iii) the Company agreed not to compete, directly or indirectly, with AHC or BRK as a distributor, manufacturer or maintainer of keno equipment or software, other than in the normal course of any casino operations of the Company for a period of five years; (iv) AHC paid the Company $500,000 on March 29, 1996; and (v) AHC issued and delivered its promissory note to the Company in the principal amount of approximately $1,112,000 (the "Keno Note"). On September 22, 1998, AHC asserted set offs against the Keno Note aggregated approximately $198,000. The Company received principal and interest payments on the Keno Note totaling $850,000 through December 31, 1998. On January 8, 1999, the Company agreed to the payment of $300,000 from AHC in full satisfaction of the Keno Note and accordingly recorded a writedown in the value of the Keno Note in the amount of $165,000.

NOTE 11 - NONCASH INVESTING AND FINANCING ACTIVITIES

      Noncash investing and financing activities occurred as follows:

                                                             Eight Months
                                                                Ended         Year Ended
                                                              August 31,     December 31,
                                                                2000            1999
           Write-off of fully-depreciated equipment          $     80,000    $       -
           Accretion on Series C and D Preferred Stock            950,000      1,267,000
           Dividends on Series C, D and E Preferred Stock             -          600,000
           Reversal of Previously Accrued Accretion:
               Preferred Stock (see Note 6)                    18,086,000            -
           Reversal on Previously Accrued Dividend:
               Preferred Stock (see Note 6)                           -        3,153,000
           Transfer of assets to stockholder and reduction
            of related indebtedness                                   -       14,013,000
           Quasi-reorganization                                60,099,000            -

      The Company's Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock were all converted into Common Stock as of July 21, 2000. Accordingly, the Company reversed the accretion previously accrued with respect to such preferred stock for the eight months ended August 31, 2000. Pursuant to the Agreement (Note 6), Shamrock waived all accrued dividends, whether declared or undeclared, on the Series C Preferred Stock and the Series D Preferred Stock. Accordingly, the Company reversed such accrued dividends for the year ended December 31, 1999.

      The Company paid no interest or income taxes for the eight months ended August 31, 2000 or for the year ended December 31, 1999.

NOTE 12 - PER SHARE DATA

      The following presents the computation of basic earnings per share and diluted earnings per share.

                                                       Eight Months
                                                          Ended         Year Ended
                                                        August 31,     December 31,
                                                          2000            1999
Net Income (Loss)                                     $ (1,426,000)   $ 60,131,000
                                                      ------------    ------------

Dividends and Accretion on Preferred Stock
     Accretion                                            (950,000)     (1,267,000)
     Dividends                                             (10,000)       (600,000)
     Reversal of previously accrued accretion upon
      conversion                                        18,086,000             -
     Reversal of previously accrued dividends                  -         3,153,000
                                                      ------------    ------------
         Total Dividends and Accretion on Preferred
          Stock                                         17,126,000       1,286,000
                                                      ------------    ------------

Net Income Available for Common Stockholders          $ 15,700,000    $ 61,417,000
                                                      ============    ============

Basic Income Per Share
     Before extraordinary credit                      $       1.28    $       6.84
     Extraordinary credit                                      -             22.56
                                                      ------------    ------------

         Total Basic Income per Share                 $       1.28    $      29.40
                                                      ============    ============

                                                        Eight Months
                                                           Ended        Year Ended
                                                         August 31,    December 31,
                                                            2000           1999
Diluted Income Per Share
     Before extraordinary credit                        $       0.06   $       0.06
     Extraordinary credit                                        -             0.12
                                                        ------------   ------------

         Total Diluted Income per Share                 $       0.06   $       0.18
                                                        ============   ============

Shares Outstanding
     Basic weighted average number of common shares
      Outstanding                                         12,229,537      2,088,684
     Dilutive effect of conversion of options                168,259            -
     Dilutive effect of conversion of preferred stock
      Series A, C, D & E                                 256,805,556    302,751,375
                                                        ------------   ------------

         Total Shares Outstanding                        269,203,352    304,840,059
                                                        ============   ============

NOTE 13 - QUASI-REORGANIZATION

      Effective July 21, 2000, the Company's Board of Directors approved a quasi-reorganization. The effect of the quasi-reorganization was to eliminate the accumulated deficit of $60,099,000 by application of the Company's paid-in capital. The quasi-reorganization had no impact on the Company's cash flows, total stockholders' equity or the tax basis of its assets, but resulted in a consolidated balance sheet that better reflects the Company's current financial position.

NOTE 14 - SEGMENT INFORMATION

      Prior to 2000, the Company operated various gaming operations through wholly-owned subsidiaries. The Company is focusing its efforts on other areas of the entertainment business and is currently not actively seeking to develop gaming projects. Future operations of the Company will be organized around three primary segments:

          o Live and Televised Entertainment: The creation, marketing and distribution of the Company's live and televised entertainment events through over-the-air television and Internet broadcasting, includes the sale of the integrated sponsorship and commercial advertising time within the Company's events and programs;

          o Branded Merchandise: The marketing, promotion and licensing of the Company's branded merchandise; and

          o New Media: The creation of a new media platform designed to fully capitalize on the live and televised entertainment and branded merchandise segments and generate revenue from the sale of advertising, memberships and merchandise on the Company's Internet site.

                                       Live and
                                       Televised      Branded                  Gaming                        Segment
                                     Entertainment  Merchandise  New Media  Entertainment     Other          Totals
Eight months ended August 31, 2000
Operating costs                      $   (664,000)  $     -     $    -     $        -     $        -     $   (664,000)
Selling, general and administrative
 expenses                                     -           -          -         (470,000)      (300,000)      (770,000)
                                     ------------   ----------  --------   ------------   ------------   ------------
Segment (Loss)                       $   (664,000)  $     -     $    -     $   (470,000)  $   (300,000)  $ (1,434,000)
                                     ============   ==========  ========   ============   ============   ============

As of August 31, 2000
Cash                                        $ -     $     -     $    -     $     61,000   $    233,000   $    294,000
Restricted cash                               -           -          -           80,000            -           80,000
Prepaid expenses                          970,000         -          -           60,000         75,000      1,105,000
Other current assets                          -           -          -            1,000          8,000          9,000
Production costs                           60,000         -          -              -              -           60,000
Net property and equipment                    -           -          -            4,000         23,000         27,000
Other assets                                  -           -       98,000            -              -           98,000
                                     ------------   ----------  --------   ------------   ------------   ------------
Total Segment Assets                 $  1,030,000   $     -     $ 98,000   $    206,000   $    339,000   $  1,673,000
                                     ============   ==========  ========   ============   ============   ============

Year ended December 31, 1999

Revenues                             $        -     $     -     $    -     $ 11,743,000   $        -     $ 11,743,000
Selling, general and administrative
 expenses                                                                    (1,436,000)           -       (1,436,000)
Other income                                  -           -          -        2,867,000            -        2,867,000
                                     ------------   ----------  --------   ------------   ------------   ------------
Segment Profit                       $        -     $     -     $    -     $ 13,174,000   $        -     $ 13,174,000
                                     ============   ==========  ========   ============   ============   ============

As of December 31, 1999
Cash                                 $        -     $     -     $    -     $    127,000   $        -     $    127,000
Prepaid expenses                              -           -          -           58,000            -           58,000
Due from stockholder                          -           -          -          376,000            -          376,000
Other current assets                          -           -          -            7,000            -            7,000
Net Property and equipment                    -           -          -            5,000            -            5,000
                                     ------------   ----------  --------   ------------   ------------   ------------
Total Segment Assets                 $        -     $     -     $    -     $    573,000   $        -     $    573,000
                                     ============   ==========  ========   ============   ============   ============

NOTE 15 - CONSOLIDATING INFORMATION

                                                           Eight Months Ended August 31, 2000
                                                    -------------------------------------------------
                                                       Women of            WOW
                                                    Wrestling, Inc.  Entertainment,Inc.  Consolidated
OPERATING REVENUE
       Equity interests in gaming projects            $       -         $       -         $       -
                                                      -----------       -----------       -----------

OPERATING COSTS AND EXPENSES
       Operating costs                                    664,000               -             664,000
       Selling, general and administrative expenses       300,000           470,000           770,000
                                                      -----------       -----------       -----------
            Total Operating Costs and Expenses            964,000           470,000         1,434,000
                                                      -----------       -----------       -----------

Operating (Loss)                                         (964,000)         (470,000)       (1,434,000)
                                                      -----------       -----------       -----------

INTEREST INCOME                                             2,000             6,000             8,000
                                                      -----------       -----------       -----------

Net (Loss) before Provision for Income Taxes             (962,000)         (464,000)       (1,426,000)

PROVISION FOR INCOME TAXES                                    -                 -                 -
                                                      -----------       -----------       -----------

NET (LOSS)                                            $  (962,000)      $  (464,000)      $(1,426,000)
                                                      ===========       ===========       ===========

                                                           Eight Months Ended August 31, 2000
                                                    -------------------------------------------------
                                                       Women of            WOW
                                                    Wrestling, Inc.  Entertainment,Inc.  Consolidated
CURRENT ASSETS
       Cash                                           $   233,000       $    61,000       $   294,000
       Restricted cash                                        -              80,000            80,000
       Prepaid insurance                                   75,000            60,000           135,000
       Prepaid distribution fee                           970,000               -             970,000
       Other current assets                                 8,000             1,000             9,000
                                                      -----------       -----------       -----------
            Total Current Assets                        1,286,000           202,000         1,488,000

PRODUCTION COSTS                                           60,000               -              60,000

PROPERTY AND EQUIPMENT                                     23,000             4,000            27,000

WEB-SITE DEVELOPMENT COSTS                                 98,000               -              98,000
                                                      -----------       -----------       -----------

            TOTAL ASSETS                              $ 1,467,000       $   206,000       $ 1,673,000
                                                      ===========       ===========       ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                               $   162,000       $     2,000       $   164,000
       Due to escrow agent                                    -              80,000            80,000
       Accrued payroll and related expenses                 2,000           116,000           118,000
       Accrued expenses                                    40,000               -              40,000
                                                      -----------       -----------       -----------
            Total Current Liabilities                     204,000           198,000           402,000
                                                      -----------       -----------       -----------

STOCKHOLDERS' EQUITY
       Preferred stock                                  1,300,000               -           1,300,000
       Preferred stock subscribed (7,000 shares)          700,000               -             700,000
       Common stock                                           -             624,000           624,000
       Additional paid in capital and warrants
            outstanding                                   158,000               -             158,000
       Accumulated deficit                               (195,000)         (616,000)         (811,000)
                                                      -----------       -----------       -----------
                                                        1,963,000       #     8,000         1,971,000
       Less: Preferred stock subscribed (7,000 shares)   (700,000)              -            (700,000)
                                                      -----------       -----------       -----------
            Total Stockholders' Equity                  1,263,000       #     8,000         1,271,000
                                                      -----------       -----------       -----------

                 TOTAL LIABILITIES AND STOCKHOLDERS'
                 EQUITY                               $ 1,467,000       $   206,000       $ 1,673,000
                                                      ===========       ===========       ===========

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WOW ENTERTAINMENT, INC.


Date:   11/17/00                     By:  /s/ David B. McLane
                                        -------------------------------
                                        David B. McLane, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:   11/17/00

/s/ David B. McLane
---------------------------------------
David B. McLane, President and Director

/s/ Douglas E. May
---------------------------------------
Douglas E. May, Chief Financial Officer,
Vice President of Finance, Secretary and Director

/s/ Frank F. Fisbeck
---------------------------------------
Frank F. Fisbeck, Director