Form 10QSB
period 2000-11-30
WOW ENTERTAINMENT INC
filed 2001-01-16
CIK 851249

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

            Commission file number          0-19049



                             WOW Entertainment, Inc.
     -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                        74-2504501
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

  Bank One Tower, 111 Monument Circle, Suite 4600, Indianapolis, Indiana 46204
        ----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (317) 974-1969
                ------------------------------------------------
                (Issuer's telephone number, including area code)


    -----------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

On January 11, 2001, the aggregate market value of the voting stock of the Company held by non-affiliates of the Company was approximately $1,131,000.

On January 11, 2001 there were 62,509,164 shares of the Company's Common Stock outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEETS

                                                              ASSETS


                                                                                                  (Unaudited)       (Audited)
                                                                                                  November 30,      August 31,
                                                                                                     2000              2000
CURRENT ASSETS
      Cash                                                                                        $   148,000      $   294,000
      Restricted cash                                                                                      --           80,000
      Accounts receivable                                                                              97,000               --
      Merchandise inventory                                                                            38,000               --
      Prepaid insurance                                                                                86,000          135,000
      Prepaid distribution fee                                                                        990,000          970,000
      Other current assets                                                                                 --            9,000
                                                                                                  -----------      -----------
           Total Current Assets                                                                     1,359,000        1,488,000

PRODUCTION COSTS                                                                                       44,000           60,000

OFFICE EQUIPMENT                                                                                       31,000           27,000

WEB-SITE DEVELOPMENT COSTS                                                                            147,000           98,000
                                                                                                  -----------      -----------

                TOTAL ASSETS                                                                      $ 1,581,000      $ 1,673,000
                                                                                                  ===========      ===========


                                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Line of credit payable to a stockholder                                                     $ 2,000,000      $        --
      Accounts payable                                                                                469,000          164,000
      Due to escrow agent                                                                                  --           80,000
      Deferred revenue                                                                                 13,000               --
      Accrued payroll and related expenses                                                             43,000          118,000
      Other accrued expenses                                                                               --           40,000
                                                                                                  -----------      -----------
           Total Current Liabilities                                                                2,525,000          402,000
                                                                                                  -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
      Preferred stock                                                                               2,000,000        1,300,000
      Preferred stock subscribed (7000 shares at August 31, 2000)                                          --          700,000
      Common stock                                                                                    625,000          624,000
      Additional paid-in capital and warrants outstanding                                             191,000          158,000
      Accumulated deficit since July 21, 2000, when
       a deficit of $60,099,000 was eliminated                                                     (3,760,000)        (811,000)
                                                                                                  -----------      -----------
                                                                                                     (944,000)       1,971,000

      Less: Preferred stock subscribed (7000 shares at August 31, 2000)                                    --         (700,000)
                                                                                                  -----------      -----------
           Total Stockholders' Equity (Deficit)                                                      (944,000)       1,271,000
                                                                                                  -----------      -----------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                 (DEFICIT)                                                                        $ 1,581,000      $ 1,673,000
                                                                                                  ===========      ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          Three Months Ended
                                                                                             November 30,
                                                                                        2000             1999
OPERATING REVENUE
       Revenue                                                                     $     92,000      $         --
       Equity interests in gaming projects                                                   --        11,743,000
                                                                                   ------------      ------------
            Total Revenue                                                                92,000        11,743,000
                                                                                   ------------      ------------

OPERATING COSTS AND EXPENSES
       Operating costs                                                                2,641,000                --
       Selling, general and administrative expenses                                     366,000           145,000
                                                                                   ------------      ------------
            Total Operating Costs and Expenses                                        3,007,000           145,000
                                                                                   ------------      ------------

Operating Income (Loss)                                                              (2,915,000)       11,598,000
                                                                                   ------------      ------------

OTHER INCOME (EXPENSE)
       Interest income                                                                    1,000            17,000
       Interest expense                                                                  (7,000)       (1,164,000)
       Net gain on sale of assets                                                            --             7,000
                                                                                   ------------      ------------
            Total Other Income (Expense)                                                 (6,000)       (1,140,000)
                                                                                   ------------      ------------


Net Income (Loss) before Provision for Income Taxes                                  (2,921,000)       10,458,000

PROVISION FOR INCOME TAXES                                                                   --                --
                                                                                   ------------      ------------

NET INCOME (LOSS)                                                                  $ (2,921,000)     $ 10,458,000
                                                                                   ============      ============


BASIC INCOME PER SHARE                                                             $      (0.05)     $       0.14
                                                                                   ============      ============

DILUTED INCOME PER SHARE                                                           $      (0.05)     $       0.03
                                                                                   ============      ============

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                              November 30,
                                                                         2000              1999
OPERATING ACTIVITIES
       Net income (loss)                                            $ (2,921,000)     $ 10,458,000
       Adjustments to reconcile net income (loss) to
        net cash (used) by operating activities:
            Equity interests in gaming projects                               --       (11,743,000)
            Depreciation                                                   1,000             1,000
            Changes in certain operating assets
             and liabilities:
                 Accounts receivable                                     (97,000)          420,000
                 Merchandise inventories                                 (38,000)               --
                 Production costs                                         16,000                --
                 Other current assets                                     38,000            28,000
                 Accounts payable, accrued expenses and other
                  current liabilities                                    203,000         1,152,000
                                                                    ------------      ------------
                      Net Cash (Used) by Operating Activities         (2,798,000)          316,000
                                                                    ------------      ------------

INVESTING ACTIVITIES
       Purchases of office equipment                                      (5,000)               --
       Web-site development costs incurred                               (49,000)               --
       Restricted cash                                                        --          (420,000)
                                                                    ------------      ------------
                      Net Cash (Used) by Investing Activities            (54,000)         (420,000)
                                                                    ------------      ------------

FINANCING ACTIVITIES
       Issuance of common stock                                           34,000                --
       Dividends paid to preferred stockholders                          (28,000)               --
       Proceeds from issuance of preferred stock                         700,000                --
       Borrowings on line of credit                                    2,000,000                --
                                                                    ------------      ------------
                      Net Cash Provided by Financing Activities        2,706,000                --
                                                                    ------------      ------------

NET DECREASE IN CASH                                                    (146,000)         (104,000)

CASH
       Beginning of Period                                               294,000         1,466,000
                                                                    ------------      ------------

       End of Period                                                $    148,000      $  1,362,000
                                                                    ============      ============

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD AND SUBSIDIARIES).

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      In the opinion of the management of WOW Entertainment, Inc. (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of WOW Entertainment, Inc. and Subsidiary as of November 30, 2000, and the results of their operations and their cash flows for the three-month periods ended November 30, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim unaudited consolidated financial statements should be read in conjunction with WOW Entertainment, Inc.'s annual consolidated financial statements and the related footnotes included in WOW Entertainment, Inc.'s Annual Report on Form 10-KSB for the year ended August 31, 2000.

      The unaudited consolidated financial statements include the accounts of WOW Entertainment, Inc. and its wholly-owned subsidiary, Women of Wrestling, Inc., as well as the accounts of the Company's predecessor. All intercompany balances and transactions have been eliminated from the unaudited consolidated financial statements.

      Prior to 2000, WOW Entertainment, Inc., formerly known as American Gaming & Entertainment, Ltd., operated various gaming enterprises, including the Gold Coast Barge, through wholly-owned subsidiaries. On September 1, 2000, the Company purchased, for nominal consideration, all of the common stock of Women of Wrestling, Inc. (WOW), a company owned by the Control Group (Note 3). The acquisition was accounted for in a manner similar to a pooling of interest. Based in Indianapolis, Indiana, WOW develops and produces sports entertainment programming. WOW's first run syndicated television series, WOW-Women of Wrestling, premiered in the fall of 2000.

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

      Revenues: The Company recognizes revenue from the direct distribution, exploitation and licensing of film and television programs before deduction for any of the Company's direct costs of distribution. For markets and territories in which the Company's fully or jointly-owned films and television programs are distributed by third parties, revenue is the net amounts payable to the Company by third party distributors. Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

      In 1999, revenue was derived primarily from the charter of the Gold Coast Barge.

      Inventory and Production Costs: The Company has implemented AICPA Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films", which requires special accounting for production costs relating to episodic television series. Specifically, SOP 00-2 requires that a company must demonstrate through its experience and industry norms that the number of episodes already produced, plus those for which a firm commitment exists and the entity expects to deliver, can be licensed in the secondary market before an episodic television series can implement the individual-film-forecast-computation method to amortize production costs. SOP 00-2 further stipulates that until an entity can establish estimates of secondary market revenue, capitalized costs for each episode produced should not exceed an amount equal to the amount of revenue contracted for that episode; the entity should expense as incurred production costs in excess of this limitation on an episode-by-episode basis; and, the entity should expense all capitalized costs for each episode as it recognizes the related revenue for each episode. The Company as of the quarter-end continues to follow the more conservative episode-by-episode basis versus the individual-film-forecast-computation method. As such, the Company's capitalized production costs as of November 30, 2000 were all considered in process and will all be expensed in the upcoming operating cycle as episodic revenue is recognized. As of November 30, 2000 the Company had capitalized $44,000 of production costs. Production costs expensed for the three months ended November 30, 2000 and 1999 were $1,969,000 and $-0-, respectively.

      Advertising and Exploitation Costs including marketing, advertising, publicity, promotion and other distribution costs are expensed as incurred and totaled $633,000 and $-0- for the three months ended November 30, 2000 and 1999, respectively.

      Stock-based Compensation: The Company accounts for all stock based compensation under the provision of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which uses the term compensation in its broadest sense to refer to consideration paid for goods and services, regardless of whether the supplier is an employee or not. In connection with a certain distribution agreement, the Company's distributor was granted a warrant to purchase 1% of the common stock owned by the Control Group at an aggregate exercise price of $1,000,000. The warrant is exercisable immediately and expires in 2005. The Company values stock options and warrants issued based upon an option-pricing model and recognized this value as an expense over the period in which the option vests.

NOTE 2 - ABILITY TO CONTINUE AS A GOING CONCERN

      As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $2.9 million during the three-month period ended November 30, 2000, had current liabilities in excess of current assets of $1.2 million, and total liabilities in excess of total assets of $.9 million. In addition, management estimates that the Company needs additional financing to continue to implement its current business plan. The Company is negotiating with a stockholder for an additional $3 million line of credit; however, no formal documentation has been executed and there can be no assurance that this additional loan commitment will be obtained. If the Company is successful in obtaining this additional funding, management believes that this financing will enable it to continue operations through August 31, 2001 without any significant modification to its business plan. In addition, management is exploring other financing opportunities. These factors, and possible others, create a reasonable doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - CHANGE IN CONTROL

      On September 1, 2000, Messrs. David B. McLane, John F. Fisbeck and Carter
      M. Fortune (collectively, the Control Group) and their assigns collectively purchased 61,318,563 shares of the Company's common stock pursuant to two stock purchase agreements dated July 28, 2000. One agreement was with Richard C. Breeden, who is the bankruptcy trustee (the Trustee) for Bennett Funding Group, Inc. et al. (the Estate) in a bankruptcy proceeding pending in the United States Bankruptcy Court for the Northern District of New York (the Bankruptcy Court). This agreement provided for the purchase of 60,348,060 shares (the Estate Stock) of common stock from the Estate for $98,200 in cash. The Estate Stock included 60,098,060 shares of common stock that were converted from the Company's Series C cumulative preferred stock, Series D cumulative preferred stock and Series E preferred stock owned by the Estate pursuant to a notice of conversion delivered to the Company dated July 21, 2000.

      The other agreement was with Shamrock Holdings Group, Inc. (Shamrock), collectively with the Estate, the (Sellers) and provided for the purchase of 970,503 shares of common stock, of which 233,261 shares were converted from the Company's Series A preferred stock owned by Shamrock pursuant to a notice of conversion delivered to the Company dated July 21, 2000, for $1,800 in cash.

      The source of funds for both purchases was from personal funds. Collectively, the stock purchased from the Estate and Shamrock represents 98.1% of the outstanding common stock of the Company.

NOTE 4 - CREDIT FACILITIES

      At November 30, 2000, the Company had a $4 million line of credit with a stockholder. The line of credit is secured by all of the assets of WOW, the operating subsidiary of the Company, and interest is payable monthly at a rate of LIBOR plus 1%. At November 30, 2000, $2,000,000 was borrowed and outstanding under the line of credit. The line of credit is subject to renewal in November 2001.

      The Company is negotiating with the same stockholder for an additional $3 million line of credit; however, no formal documentation has been executed and there can be no assurance that this additional loan commitment will be obtained.

NOTE 5 - STOCKHOLDERS' EQUITY

      The following are the details of the preferred and common stock as of November 30, 2000:

                                             Number of Shares
                                 Authorized     Issued      Outstanding       Amount

November 30, 2000
-----------------
     Common stock, $0.01 par
      Value (1)(2)              150,000,000    62,509,164    62,509,164   $   625,000
                                                                          ===========

     Series A Preferred stock
      of subsidiary, $100 par
      value                       5,000,000        20,000        20,000   $ 2,000,000
                                                                          ===========

August 31, 2000
---------------
     Common stock, $0.01 par
      Value (1)(2)              150,000,000    62,424,946    62,424,946   $   624,000
                                                                          ===========

     Series A Preferred stock
      of subsidiary, $100 par
      value                       5,000,000        13,000        13,000   $ 1,300,000
                                                                          ===========

      (1) The principal stockholder of the distributor of the Company's television program owns approximately 1,875,000 shares of the Company's common stock. The distributor was also granted a warrant to purchase 1% of the common stock owned by the Control Group.

      (2) The Board of Directors authorized a 1 for 6 reverse stock split effective in September, 2000. The share information presented has been adjusted to reflect the reverse stock split.

      On May 5, 2000 the Company authorized 5,000,000 shares of cumulative voting Series A preferred stock. Dividends are payable quarterly at the rate of LIBOR plus 1%. Preferred stockholders have preference over common stockholders in dividends and liquidation rights. The preferred stock has voting rights similar to those of the common stockholders. At the Company's option, the Series A preferred stock may be redeemed at a purchase price of $100 per share plus any unpaid dividends. The outstanding and subscribed preferred stock was purchased by a member of the Control Group. As of November 30, 2000, 20,000 shares of the Series A Preferred Stock was issued and outstanding.

NOTE 6 - STOCK OPTIONS, WARRANTS AND OTHER COMPENSATION

      The Company sponsored a stock option plan for employees that provided for the issuance of both incentive and nonqualified stock options to purchase shares of the Company's common stock at exercise prices not less than the fair market value of the common stock on the date of grant. The stock option plan terminated as a result of the purchase of substantially all of the common stock by the Control Group on September 1, 2000 (Note 3). All options granted under the Plan that were not exercised prior to such purchase were terminated. Transactions related to the stock option plan were as follows:


                         Three Months                    Eight Months
                            Ended       Weighted Average    Ended      Weighted Average
                         November 30,    Exercise Price   August 31,    Exercise Price
                            2000            Per Share       2000          Per Share

Options outstanding at
 beginning of period     $  83,334          $0.42         $ 238,482          $16.44
Options exercised          (83,334)         (0.42)           (5,000)           (.36)
Options canceled                --                         (150,148) (1)     (25.92)
                         ---------    ---------           ---------         -------

Options outstanding
 at end of period               --                        $  83,334 (1)      $ 0.42
                         =========    =========           =========         =======


      (1) The Company's former President and CEO was the only option holder to advise the Company that he would exercise certain of his options, granted in 1996, prior to the purchase of substantially all of the common stock by the Control Group. Such options, at an exercise price range of $0.375 to $0.48, were exercised on September 1, 2000, immediately prior to such purchase.

      The Company periodically issues warrants on a one-for-one basis for the purchase of shares of its common stock. The exercise prices of the warrants are no less than the fair market value of the common stock on the dates of grant. The estimated fair market value of the warrants is measured on the date of grant (measurement date), and accounted for as part of the related transaction. In connection with the change in control discussed in Note 3, the Company has agreed to grant 50,000 new warrants to the Company's former CEO on June 30, 2000. Each new warrant is convertible into one share of common stock at an exercise price of $1.00 per share exercisable from June 30, 2002 through June 30, 2008.

      In connection with a certain distribution agreement, the Company's distributor was granted a warrant to purchase 1% of the common stock owned by the Control Group at an aggregate exercise price of $1,000,000. The warrant is exercisable immediately and expires in 2005 (Note 1).

NOTE 7 - PER SHARE DATA

      The following presents the computation of basic earnings per share and diluted earnings per share.

                                                        Three Months    Three Months
                                                           Ended            Ended
                                                        November 30,    November 30,
                                                            2000            1999
Net Income (Loss)                                       $ (2,921,000)   $ 10,458,000
                                                        ------------    ------------

Dividends on Preferred Stock                                 (28,000)             --
                                                        ------------    ------------


Net Income Available for Common Stockholders            $ (2,949,000)   $ 10,458,000
                                                        ============    ============

Basic Income Per Share                                  $      (0.05)   $       0.14
                                                        ============    ============

Diluted Income Per Share                                $      (0.05)   $       0.03
                                                        ============    ============

Shares Outstanding
     Basic weighted average number of common shares
      Outstanding                                         62,509,164      75,192,612
     Dilutive effect of conversion of preferred stock
      Series A, C, D & E                                          --     302,751,375
                                                        ------------    ------------

         Total Shares Outstanding                         62,509,164     377,943,987
                                                        ============    ============

      At November 30, 2000, all outstanding options and warrants were anti-dilutive.

   The Board of Directors authorized a 1 for 6 reverse stock split effective in September, 2000.

NOTE 8 - QUASI-REORGANIZATION

      Effective July 21, 2000, the Company's Board of Directors approved a quasi-reorganization. The effect of the quasi-reorganization was to eliminate the accumulated deficit of $60,099,000 by application of the Company's paid-in capital. The quasi-reorganization had no impact on the Company's cash flows, total stockholders' equity or the tax basis of its assets, but resulted in a consolidated balance sheet which better reflects the Company's current financial position.

NOTE 9 - SEGMENT INFORMATION

      Prior to 2000, the Company operated various gaming operations through wholly-owned subsidiaries. The Company is focusing its efforts on other areas of the entertainment business and is currently not seeking to develop gaming projects. Future operations of the Company will be organized around three primary segments:

          o Live and Televised Entertainment: The creation, marketing and distribution of the Company's live and televised entertainment and pay-per-view programming. Revenues include live event ticket sales, pay-per-view buys, the sale of integrated sponsorship and commercial advertising time within the Company's events and programs, and receipt of television rights;

          o Branded Merchandise: The marketing, promotion and licensing of the Company's branded merchandise. Revenues include direct sale by the Company of merchandise and royalties from the sale of merchandise by third party licensees; and

          o New Media: The creation of a new media platform designed to further capitalize on the live and televised entertainment and branded merchandise segments and generate revenue from the sale of advertising, memberships and merchandise on the Company's internet site.

                                       Live and
                                      Televised       Branded                        Gaming                         Segment
                                     Entertainment   Merchandise     New Media    Entertainment      Other          Totals

Three months ended November 30, 2000

Revenues                              $     89,000   $      3,000   $         --   $         --   $         --   $     92,000
Operating costs                         (2,603,000)       (11,000)       (27,000)            --             --     (2,641,000)
Selling, general and administrative
 expenses                                       --             --             --        (33,000)      (333,000)      (366,000)
                                      ------------   ------------   ------------   ------------   ------------   ------------
Segment Operating Loss                $ (2,514,000)  $     (8,000)  $    (27,000)  $    (33,000)  $   (333,000)  $ (2,915,000)
                                      ============   ============   ============   ============   ============   ============

As of November 30, 2000
Cash                                  $         --   $         --   $         --   $         --   $    148,000   $    148,000
Accounts receivable                             --             --             --             --         97,000         97,000
Merchandise inventory                           --         38,000             --             --             --         38,000
Prepaid expenses                           990,000             --             --         38,000         48,000      1,076,000
Production costs                            44,000             --             --             --             --         44,000
Other current assets                            --             --             --             --             --             --
Net Property and equipment                      --             --             --             --         31,000         31,000
Other assets                                    --             --        147,000             --             --        147,000
                                      ------------   ------------   ------------   ------------   ------------   ------------
Total Segment Assets                  $  1,034,000   $     38,000   $    147,000   $     38,000   $    324,000   $  1,581,000
                                      ============   ============   ============   ============   ============   ============


Three months ended November 30, 1999

Revenues                              $         --   $         --   $         --   $ 11,743,000   $         --   $ 11,743,000
Operating costs                                 --             --             --             --             --             --
Selling, general and administrative
 expenses                                       --             --             --       (145,000)            --       (145,000)
                                      ------------   ------------   ------------   ------------   ------------   ------------
Segment Operating Loss                $         --   $         --   $         --   $ 11,598,000   $         --   $ 11,598,000
                                      ============   ============   ============   ============   ============   ============

As of August 31, 2000
Cash                                  $         --   $         --   $         --   $     61,000   $    233,000   $    294,000
Restricted cash                                 --             --             --         80,000             --         80,000
Prepaid expenses                           970,000             --             --         60,000         75,000      1,105,000
Other current assets                            --             --             --          1,000          8,000          9,000
Production costs                            60,000             --             --             --             --         60,000
Net property and equipment                      --             --             --          4,000         23,000         27,000
Other assets                                    --             --         98,000             --             --         98,000
                                      ------------   ------------   ------------   ------------   ------------   ------------
Total Segment Assets                  $  1,030,000   $         --   $     98,000   $    206,000   $    339,000   $  1,673,000
                                      ============   ============   ============   ============   ============   ============

NOTE 10 - UNAUDITED CONSOLIDATING INFORMATION

                                                       Three Months Ended November 30, 2000 (Unaudited)
                                                      -------------------------------------------------
                                                        Women of            WOW
                                                      Wrestling, Inc. Entertainment,Inc. Consolidated
OPERATING REVENUE                                       $    92,000      $        --      $    92,000
                                                        -----------      -----------      -----------

OPERATING COSTS AND EXPENSES
       Operating costs                                    2,641,000               --        2,641,000
       Selling, general and administrative expenses         333,000           33,000          366,000
                                                        -----------      -----------      -----------
            Total Operating Costs and Expenses            2,974,000           33,000        3,007,000
                                                        -----------      -----------      -----------

Operating Loss                                           (2,882,000)         (33,000)      (2,915,000)
                                                        -----------      -----------      -----------

OTHER EXPENSE                                                 6,000               --            6,000
                                                        -----------      -----------      -----------

Net Loss before Provision for Income Taxes               (2,888,000)         (33,000)      (2,909,000)

PROVISION FOR INCOME TAXES                                       --               --               --
                                                        -----------      -----------      -----------

NET LOSS                                                $(2,888,000)     $   (33,000)     $(2,909,000)
                                                        ===========      ===========      ===========


                                                                                   November 30, 2000 (Unaudited)
                                                                         ------------------------------------------------
                                         ASSETS                             Women of           WOW
                                                                         Wrestling, Inc. Entertainment, Inc. Consolidated
CURRENT ASSETS
      Cash                                                                 $   148,000      $        --      $   148,000
      Accounts receivable                                                       97,000               --           97,000
      Merchandise inventory                                                     38,000               --           38,000
      Prepaid insurance                                                         48,000           38,000           86,000
      Prepaid distribution fee                                                 990,000               --          990,000
                                                                           -----------      -----------      -----------
           Total Current Assets                                              1,321,000           38,000        1,359,000

PRODUCTION COSTS                                                                44,000               --           44,000

PROPERTY AND EQUIPMENT                                                          31,000               --           31,000

WEB-SITE DEVELOPMENT COSTS                                                     147,000               --          147,000
                                                                           -----------      -----------      -----------

           TOTAL ASSETS                                                    $ 1,543,000      $    38,000      $ 1,581,000
                                                                           ===========      ===========      ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Line of credit payable to stockholder                                $ 2,000,000      $ 2,000,000
      Accounts payable                                                         469,000      $        --          469,000
      Deferred revenue                                                          13,000               --           13,000
      Accrued payroll and related expenses                                      14,000           29,000           43,000
                                                                           -----------      -----------      -----------
           Total Current Liabilities                                         2,496,000           29,000        2,525,000
                                                                           -----------      -----------      -----------

STOCKHOLDERS' EQUITY
      Preferred stock                                                        2,000,000               --        2,000,000
      Common stock                                                                  --          625,000          625,000
      Additional paid in capital and warrants outstanding                      158,000           33,000          191,000
      Accumulated deficit                                                   (3,111,000)        (649,000)      (3,760,000)
                                                                           -----------      -----------      -----------
           Total Stockholders' Equity                                         (953,000)           9,000         (944,000)
                                                                           -----------      -----------      -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,543,000      $    38,000      $ 1,581,000
                                                                           ===========      ===========      ===========


Item 2.  Management's Discussion And Analysis Or Plan Of Operations.

This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of WOW Entertainment, Inc. (the "Company"), its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, those risks and uncertainties are discussed under the headings "Risk Factors" and "Management's Discussion and Analysis Or Plan of Operations," in the Company's Form 10-KSB40 for the fiscal year ended August 31, 2000 as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited financial statements of the Company and related notes set forth elsewhere herein.

WOW Entertainment, Inc. is an integrated media company primarily engaged in the development, production and marketing of live events featuring women's professional wrestling, which are filmed for pay-per-view, Internet and worldwide television broadcast; the licensing and sale of branded consumer products featuring the WOW Women of Wrestling brand; and the creation of a new media platform designed to further capitalize on the live and televised entertainment and branded merchandise segments.

Prior to 2000, the Company operated various gaming operations through wholly-owned subsidiaries. The Company is focusing its efforts on other areas of the entertainment business and is currently not actively seeking to develop gaming projects. Future operations of the Company will be organized around three primary segments:

o Live and Televised Entertainment: The creation, marketing and distribution of the Company's live and televised entertainment and pay-per-view programming. Revenues include live event ticket sales, pay-per-view buys, the sale of integrated sponsorship and commercial advertising time within the Company's events and programs, and receipt of television rights;

o Branded Merchandise: The marketing, promotion and licensing of the Company's branded merchandise. Revenues include direct sale by the Company of merchandise and royalties from the sale of merchandise by third party licensees; and

o New Media: The creation of a new media platform designed to further capitalize on the live and televised entertainment and branded merchandise segments and generate revenue from the sale of advertising, memberships and merchandise on the Company's Internet site.

On September 1, 2000, the Company purchased, for nominal consideration, all of the common stock of Women of Wrestling, Inc., a company owned by David B. McLane, John F. Fisbeck and Carter M. Fortune (the "Control Group"), the controlling shareholders of the Company. WOW was incorporated as an Indiana corporation in May, 2000, and had no operating history. This transaction was accounted for in a manner similar to a pooling of interest. WOW's significant assets included employment, venue and other production contracts (entered into in the ordinary course of business); certain intellectual property, including trademark rights in the "WOW Women of Wrestling" name, logos and character names of performers; rights in characters portrayed by performers; publicity rights of performers with respect to their performances; and copyrights in recorded performances, events, programs, advertisements and promotional materials and capitalized production costs relating to its syndicated television program. The Company has discontinued for the foreseeable future its gaming operations.

The Company has received, and anticipates it will continue to receive license fees for the production of television programming through its distribution agreement with a third party and other future direct and third party agreements. Revenue will be recognized by the Company from its direct distribution, exploitation, or licensing of its films and television programs, before deduction for any of the Company's direct costs of distribution. For markets and territories in which the Company's fully or jointly-owned films and television programs are distributed by third parties, revenue is the net amounts payable to the entity by third party distributors. Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

The Company has implemented Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films", which requires special accounting for production costs relating to episodic television series. Specifically, SOP 00-2 requires a company to demonstrate through its experience and industry norms that the number of episodes already produced, plus those for which a firm commitment exists and the entity expects to deliver, can be licensed in the secondary market before an episodic television series can implement the individual-film-forecast-computation method to amortize production costs. SOP 00-2 further stipulates that until an entity can establish estimates of secondary market revenue, capitalized costs for each episode produced should not exceed an amount equal to the amount of revenue contracted for that episode, the entity should expense as incurred production costs in excess of this limitation on an episode-by-episode basis, and the entity should expense all capitalized costs for each episode as it recognizes the related revenue for each episode. The Company as of the quarter-end continues to follow the more conservative episode-by-episode basis versus the individual-film-forecast-computation method. As such, the Company's capitalized production costs as of November 30,

2000 were all considered in process and will all be expensed in the upcoming operating cycle as episodic revenue is recognized.

Advertising and exploitation costs, which include marketing, advertising, publicity, promotion, and other distribution expenses incurred in connection with the distribution of a film or television program, are expensed as incurred.

The Company accounts for all stock based compensation under the provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which uses the term "compensation" in its broadest sense to refer to consideration paid for goods and services, regardless of whether the supplier is an employee or not. In connection with a certain distribution agreement, the Company's distributor was granted a warrant to purchase 1% of the common stock owned by the Control Group at an aggregate exercise price of $1,000,000. The warrant is exercisable immediately and expires in 2005. The Company values stock options and warrants issued based upon an option-pricing model and recognizes this value as an expense over the period in which the option vests.

RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                              Live and
                                              Televised       Branded                        Gaming                    Segment
                                            Entertainment   Merchandise    New Media     Entertainment    Other        Totals

Three-months ended November 30, 2000
Revenue                                             89,000          3,000           -0-             -0-          -0-        92,000
Operating costs                                (2,603,000)       (11,000)      (27,000)             -0-          -0-   (2,915,000)
Selling, general and administrative                    -0-            -0-           -0-        (33,000)    (333,000)     (366,000)
                                              ------------      ---------     ---------       --------    ---------   -----------
Operating income (loss)                        (2,514,000)        (8,000)      (27,000)        (33,000)    (333,000)   (2,915,000)
                                              ============      =========     =========       =========   ==========  ============

As of November 30, 2000

Total segment assets                             1,034,000         38,000       147,000          38,000      324,000     1,581,000

Three-months ended November 30, 1999

Revenue                                                -0-            -0-           -0-      11,743,000            -    11,743,000
Operating costs                                        -0-            -0-           -0-             -0-          -0-           -0-
Selling, general and administrative                    -0-            -0-           -0-       (145,000)          -0-     (145,000)
                                              ------------      ---------     ---------       --------    ---------   -----------
Operating income (loss)                                -0-            -0-           -0-      11,598,000          -0-    11,598,000
                                              ============      =========     =========       =========   ==========  ============

As of August 31, 2000

Total segment assets                             1,030,000            -0-        98,000         206,000      339,000     1,673,000


Revenues

Revenue for the three months ended November 30, 2000 was $92,000, compared to $11,743,000 for the three months ended November 30, 1999, a decrease of $11,621,000. The decrease in revenue was primarily due to a decrease in revenue in the discontinued Gaming Entertainment segment of $11,743,000, which was a result of the confirmation of a bankruptcy plan dated November 23, 1999 (prior to the change in control) and the dismissal of an adversary complaint filed by the Company's unsecured creditors challenging the transfer of certain gaming assets (the Gold Coast Barge) to the Company for which the Company recognized "Deferred Charter Revenue" of approximately $11,743,000 as revenue for the three months ended November 30, 1999. In the Live and Televised Entertainment segment, the increase of $92,000 was mostly from the distribution of the Company's television show WOW Women of Wrestling that premiered during the quarter. While the Company did have an increase in revenues from the prior fiscal year in its Live and Televised Entertainment segment, this was because the Company only began operations in the segment subsequent to last year, and revenues from the distribution of the Company's television show were significantly below expectations in part due to the downturn in the U.S. economy and its adverse effect on the advertising market. The Company did not recognize revenue in its Branded Merchandise and New Media segments for either the quarter ended November 30, 2000 or for the same period in the previous fiscal year.

Costs and Expenses

The Company began additional operations, primarily the production of its one-hour weekly television program, WOW Women of Wrestling, starting in May, 2000. Operating costs were $2,641,000 for the three months ended November 30, 2000 compared to zero for the three months ended November 30, 1999, an increase of $2,641,000. This increase was primarily due to an increase of $2,603,000 in the Company's Live and Televised Entertainment segment in which there was an increase of $1,969,000 in production costs and an increase of $633,000 in exploitation costs all related to the Company's weekly, one-hour, syndicated television show, WOW Women of Wrestling. In the Branded Merchandise segment, the Company had an increase of $11,000 in operating costs for the quarter ended November 30, 2000 compared to the same period in the previous fiscal year. This increase was primarily related to design costs and the fact that the Company did not commence operations in the segment until subsequent to the previous fiscal year. In the New Media segment, the Company had an increase of $27,000 in operating costs for the quarter ended November 30, 2000 compared to the same period in the previous fiscal year. This increase was primarily related to salaries and benefits and website maintenance, and the fact that the Company did not commence operations in the segment until subsequent to the previous fiscal year. The Company did not incur any operating costs in its discontinued Gaming Entertainment segment for either the quarter ended November 30, 2000 or for the same period in the previous fiscal year.

Selling, general and administrative expenses were $366,000 for the three months ended August 31, 2000, compared to $145,000 for the three months ended November 30, 1999, an increase of $221,000. The change was primarily due to an increase in legal and accounting and consulting fees, related to the Company's change in ownership, operating direction, and fiscal year end.

Interest income for the three months ended November 30, 2000 was approximately $1,000, primarily related to funds deposited in a money market account. Interest income for the three months ended November 30, 1999 was approximately

$17,000, primarily related to funds held in escrow in connection with the settlement of a lawsuit. In November 1999, the Company agreed to transfer to a stockholder all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to or in connection with the settlement of a lawsuit.

Interest expense for the three months ended November 30, 2000 was approximately $7,000 from the Company's line of credit. Interest expense for the three months ended November 30, 1999 was approximately $1,164,000 on debt owed to a stockholder. In November 1999, the stockholder agreed to release the Company from all debts and liabilities.

For the three months ended November 30, 1999, the Company recorded a net gain of approximately $7,000, which amount represents the reversal of accrued expenses relating to a building in Mobile, Alabama, which was sold in March 1999. No such gain was recorded for the three months ended November 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of approximately $148,000 as of November 30, 2000. As of November 30, 2000, the Company has no outstanding bank borrowings. The Company's subsidiary, Women of Wrestling, Inc. ("WOW"), had outstanding 2,000 shares of Series A Preferred Stock that were sold to Carter M. Fortune, a member of the Control Group, for $2,000,000. The dividend rate of the Series A Preferred Stock is equal to the London Interbank Offered Rate ("LIBOR") plus one percent (1%) (subject to change effective on the same date as each change of LIBOR) per annum payable quarterly on the 15th day of January, April, July and October in each year. The redemption price for the Preferred Stock is $100 per share; the Preferred Stock is not convertible into common stock; in the event of a liquidation, the Preferred Stock is entitled to receive a liquidating distribution of $100 per share (plus any accrued but unpaid dividends) and the Preferred Stock has the same voting rights as WOW's common stock.

In addition, Mr. Fortune has loaned to WOW $3,000,000 pursuant to a Line of Credit Promissory Note dated May 5, 2000, at an interest rate equal to LIBOR plus one percent (1%) (subject to change effective on the same date as each change of LIBOR) per annum. Interest on said note is due monthly with the entire outstanding principal and any accrued interest due on November 1, 2001. The note is secured by a security interest in WOW's assets.

In November, 2000, Mr. Fortune agreed to loan the Company up to an additional $1,000,000 under substantially the same terms as the original loan from Mr. Fortune. As of the date of this report, the Company has drawn approximately $500,000 of the additional $1,000,000 loan from Mr. Fortune. The Company has agreed to issue to Mr. Fortune, in a transaction that is exempt from registration under Section 4(2) of the Securities Act of 1933, one share of common stock for each dollar drawn on the additional $1,000,000 loan. As of November 30, 2000, no shares had been issued and formal documentation is still being negotiated.

The Company began airing its programs in the United States in October, 2000 and marketing its programs internationally in the same period. While the Company anticipates that its future cash requirements over the next 12 month will be partially fulfilled by sales of its television programs internationally, advertising revenues from its television programs, pay-per-view buys, Internet advertising and memberships and sales of branded merchandise, revenues received from such activities to date, particularly U.S. advertising revenue from the Company's syndicated television show, have been substantially less than the Company anticipated.

The Company believes that its loan commitment from Mr. Fortune along with revenues from its programs and merchandise sales will only partially satisfy its cash requirements over the next 12 months. As of the date of this report, the Company has begun negotiations with Mr. Fortune to loan up to an additional $3,000,000; however, no formal documentation has been executed and there can be no assurance that this additional loan commitment will be obtained.

In addition, the Company is engaging in discussions with several third parties to participate in an "accredited investor" only Regulation D offering under the Securities Act of 1933. The Company believes that, if its working capital is insufficient to fund its operations, it will have to explore additional sources of financing as discussed above. No assurances, however, can be given that future financing will be available or, if available, could be obtained at terms satisfactory to the Company.

The Company has been encouraged to date by the acceptance of its syndicated program as evidenced by the more than 51% increase in the number of viewing homes during November, 2000 as compared to the prior programming in its time period. The Company is actively pursuing the licensing of additional programming with a television company and/or a cable network affiliation. The acceptance of the program to date coupled with the Company's ability to produce original content programming at low production costs makes the Company's program attractive. However, there is no guarantee that the Company will be able to secure a licensing agreement that would provide adequate additional capital from operations to warrant the production of such a program. If the Company is unable to secure such an agreement within the next twelve months, then the Company will probably alter its current operating structure.

The Company's short and long term capital requirements will depend upon many factors, including the rate of market acceptance of the Company's television and pay-per-view broadcasts and its new media broadcasts, advertising, Internet memberships and sales of branded merchandise, the ability to license production properties at favorable terms, as well as the level of resources required to expand the Company's marketing and sales operations. Many of these and other factors are beyond the Company's control.

Over the next 12 months, the Company has no plans as of the date of this report to hire a significant number of additional employees.

PART II--OTHER INFORMATION.

Item 1.     Legal Proceedings.

None

Item 2.  Changes in Securities and Use of Proceeds.

The information required by this item is omitted from this report. Pursuant to General Instruction C to Form 10-QSB, the information is included in the Company's Definitive Information Statement filed on

September 18, 2000 with the Securities and Exchange Commission, and is incorporated herein by reference.

Item 3.  Defaults upon Senior Securities.

None

Item 4.  Submission of Matter to a Vote of Security Holders.

The information required by this item is omitted from this report. Pursuant to General Instruction C to Form 10-QSB, the information is included in the Company's Definitive Information Statement filed on September 18, 2000 with the Securities and Exchange Commission, and is incorporated herein by reference.

Item 5.  Other Information.

In January, 2001, the Company appointed Jeffrey J. Lewis as its new Chief Executive Officer. Mr. Lewis was a Partner at Glass & Associates, a nationally-recognized management consulting firm. He previously was the Chief Financial Officer for The Hunt Corporation, a billion dollar construction management firm. He also holds a law degree from Indiana University. The Company is negotiating the terms of Mr. Lewis' employment as of the date of this report.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     None

(b) Reports on Form 8-K. The following report was filed by the Company during the first quarter of fiscal year 2000-2001:

            (1) Form 8-K dated September 1, 2000 with respect to the change in control of the Company, the acquisition of a subsidiary by the Company, the Changes in Certifying Accountant by the Company and the Change in fiscal for the Company.

            (2) Form 8-K/A dated November 17, 2000 (amended Form 8-K dated September 1, 2000) to include the required financial statements for the acquired business described in Item 2 of said Current Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                          WOW ENTERTAINMENT, INC.


Date:  1/16/01            By: /s/ Douglas E. May
    ---------------           ----------------------------
                              Douglas E. May
                              Vice President of Finance and
                              Chief Financial Officer