Form 10QSB
period 2001-02-28
WOW ENTERTAINMENT INC
filed 2001-04-16
CIK 851249

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2001

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

  Bank One Tower, 111 Monument Circle, Suite 4600, Indianapolis, Indiana 46204
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (317) 974-1969
                                 --------------
                (Issuer's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---
On April 6, 2001, the aggregate market value of the voting stock of the Company held by non-affiliates of the Company was approximately $728,000.

On April 6, 2001 there were 62,543,664 shares of the Company's Common Stock outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                                Unaudited          Audited
                                                               February 28        August 31,
                                                                   2001              2000
CURRENT ASSETS
     Cash ...............................................      $    76,000       $   294,000
     Restricted cash ....................................             --              80,000
     Accounts receivable ................................          282,000              --
     Merchandise inventory ..............................           22,000              --
     Prepaid insurance ..................................          105,000           135,000
     Prepaid compensation ...............................        1,054,000              --
     Prepaid consulting fee .............................           84,000              --
     Prepaid distribution fee ...........................          729,000           970,000
     Other current assets ...............................            1,000             9,000
                                                               -----------       -----------
        Total Current Assets ............................        2,353,000         1,488,000

PRODUCTION COSTS ........................................             --              60,000

OFFICE EQUIPMENT ........................................           29,000            27,000

WEB-SITE DEVELOPMENT COSTS ..............................          129,000            98,000
                                                               -----------       -----------

           TOTAL ASSETS .................................      $ 2,511,000       $ 1,673,000
                                                               ===========       ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Line of credit payable to a stockholder ............      $ 4,250,000       $      --
     Accounts payable ...................................          792,000           164,000
     Due to escrow agent ................................             --              80,000
     Deferred revenue ...................................            8,000              --
     Accrued interest expense ...........................           19,000              --
     Accrued dividends on preferred stock ...............            9,000              --
     Accrued payroll and related expenses ...............           26,000           118,000
     Other accrued expenses .............................             --              40,000
                                                               -----------       -----------
        Total Current Liabilities .......................        5,104,000           402,000
                                                               -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock ....................................        2,000,000         1,300,000
     Preferred stock subscribed (7,000 shares at
      August 31, 2000) ..................................             --             700,000
     Common stock .......................................          625,000           624,000
     Additional paid-in capital and warrants outstanding         1,439,000           158,000
     Accumulated deficit since July 21, 2000, when
      a deficit of $60,099,000 was eliminated ...........       (6,657,000)         (811,000)
                                                               -----------       -----------
                                                                (2,593,000)        1,971,000

     Less: Preferred stock subscribed (7,000 shares at
      August 31, 2000) ..................................             --            (700,000)
                                                               -----------       -----------
        Total Stockholders' Equity (Deficit) ............       (2,593,000)        1,271,000
                                                               -----------       -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
            (DEFICIT) ...................................      $ 2,511,000       $ 1,673,000
                                                               ===========       ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                             ------------------
                                                       February 28,       February 29,
                                                           2001               2000
OPERATING REVENUE                                      $    216,000       $         --

OPERATING COSTS AND EXPENSES
     Operating costs                                      2,245,000                 --
     Selling, general and administrative expenses           750,000             79,000
                                                       ------------       ------------
        Total Operating Costs and Expenses                2,995,000             79,000
                                                       ------------       ------------

Operating Loss                                           (2,779,000)           (79,000)
                                                       ------------       ------------

OTHER INCOME (EXPENSE)
     Interest income                                         12,000              5,000
     Interest expense                                       (58,000)          (204,000)
     Net gain on sale of assets                                  --          4,098,000
                                                       ------------       ------------
        Total Other Income (Expense)                        (46,000)         3,899,000
                                                       ------------       ------------


Net Income (Loss) before Extraordinary Credit            (2,825,000)         3,820,000

EXTRAORDINARY CREDIT - EXTINGUISHMENT OF DEBT                    --         47,181,000
                                                       ------------       ------------

NET INCOME (LOSS)                                      $ (2,825,000)      $ 51,001,000
                                                       ============       ============


BASIC INCOME (LOSS) PER SHARE
     Before extraordinary item                         $      (0.05)      $       0.09
     Extraordinary item                                          --               0.63
                                                       ------------       ------------
        Total                                          $      (0.05)      $       0.72
                                                       ============       ============

DILUTED INCOME (LOSS) PER SHARE
     Before extraordinary item                         $      (0.05)      $       0.02
     Extraordinary item                                          --               0.12
                                                       ------------       ------------
        Total                                          $      (0.05)      $       0.14
                                                       ============       ============

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Six Months Ended
                                                              ----------------
                                                       February 28,       February 29,
                                                           2001               2000
OPERATING REVENUE
     Revenue                                           $    308,000       $         --
     Equity interests in gaming projects                         --         11,743,000
                                                       ------------       ------------
        Total Revenue                                       308,000         11,743,000
                                                       ------------       ------------

OPERATING COSTS AND EXPENSES
     Operating costs                                      4,886,000                 --
     Selling, general and administrative expenses         1,116,000            224,000
                                                       ------------       ------------
        Total Operating Costs and Expenses                6,002,000            224,000
                                                       ------------       ------------

Operating Income (Loss)                                  (5,694,000)        11,519,000
                                                       ------------       ------------

OTHER INCOME (EXPENSE)
     Interest income                                         14,000             22,000
     Interest expense                                       (66,000)        (1,368,000)
     Net gain on sale of assets                                  --          4,105,000
                                                       ------------       ------------
        Total Other Income (Expense)                        (52,000)         2,759,000
                                                       ------------       ------------


Net Income (Loss) before Extraordinary Credit            (5,746,000)        14,278,000

EXTRAORDINARY CREDIT - EXTINGUISHMENT OF DEBT                    --         47,181,000
                                                       ------------       ------------

NET INCOME (LOSS)                                      $ (5,746,000)      $ 61,459,000
                                                       ============       ============


BASIC INCOME (LOSS) PER SHARE
     Before extraordinary item                         $      (0.09)      $       0.23
     Extraordinary item                                          --               0.62
                                                       ------------       ------------
        Total                                          $      (0.09)      $       0.85
                                                       ============       ============

DILUTED INCOME (LOSS) PER SHARE
     Before extraordinary item                         $      (0.09)      $       0.04
     Extraordinary item                                          --               0.13
                                                       ------------       ------------
        Total                                          $      (0.09)      $       0.17
                                                       ============       ============

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                    ------------------
                                                             February 28,       February 29,
                                                                 2001               2000
OPERATING ACTIVITIES
     Net income (loss)                                       $ (2,825,000)      $ 51,001,000
     Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
        Net gain on sale of assets                                     --         (4,098,000)
        Reversal of bad debt expense                                   --             (7,000)
        Extraordinary credit - extinguishment of debt                  --        (47,181,000)
        Stock options granted for service                          48,000                 --
        Stock options granted for compensation                     62,000                 --
        Accrued interest                                               --            204,000
        Depreciation and amortization                              20,000              1,000
        Changes in certain operating assets
         and liabilities:
           Accounts receivable                                   (185,000)           203,000
           Merchandise inventories                                 16,000                 --
           Production costs                                        44,000                 --
           Other current assets                                   241,000             52,000
           Accounts payable, accrued expenses and other
            current liabilities                                   329,000            (50,000)
                                                             ------------       ------------
              Net Cash Provided (Used) by Operating
               Activities                                      (2,250,000)           125,000
                                                             ------------       ------------

INVESTING ACTIVITIES
     Increase in restricted cash                                       --         (1,381,000)
                                                             ------------       ------------
              Net Cash (Used) by Investing Activities                  --         (1,381,000)
                                                             ------------       ------------

FINANCING ACTIVITIES
     Dividends paid to preferred stockholders                     (72,000)                --
     Borrowings on line of credit                               2,250,000                 --
                                                             ------------       ------------
              Net Cash Provided by Financing Activities         2,178,000                 --
                                                             ------------       ------------

NET DECREASE IN CASH                                              (72,000)        (1,256,000)

CASH
     Beginning of Period                                          148,000          1,362,000
                                                             ------------       ------------

     End of Period                                           $     76,000       $    106,000
                                                             ============       ============

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended
                                                                     ----------------
                                                             February 28,       February 29,
                                                                 2001               2000
OPERATING ACTIVITIES
     Net income (loss)                                       $ (5,746,000)      $ 61,459,000
     Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
        Equity interests in gaming projects                            --        (11,743,000)
        Depreciation                                               21,000              2,000
        Extraordinary credit - extinguishment of debt                  --        (47,181,000)
        Reversal of bad debt expense                                   --             (7,000)
        Accrued interest                                               --            204,000
        Stock options granted for services                         48,000                 --
        Stock options granted for compensation                     62,000                 --
        Net gain on sale of assets                                     --         (4,098,000)
        Changes in certain operating assets
         and liabilities:
           Accounts receivable                                   (282,000)           623,000
           Merchandise inventories                                (22,000)                --
           Production costs                                        60,000                 --
           Other current assets                                   279,000             80,000
           Accounts payable, accrued expenses and other
            current liabilities                                   532,000          1,102,000
                                                             ------------       ------------
              Net Cash Provided (Used) by Operating
               Activities                                      (5,048,000)           441,000
                                                             ------------       ------------

INVESTING ACTIVITIES
     Purchases of office equipment                                 (5,000)                --
     Web-site development costs incurred                          (49,000)                --
     Increase restricted cash                                          --         (1,801,000)
                                                             ------------       ------------
              Net Cash (Used) by Investing Activities             (54,000)        (1,801,000)
                                                             ------------       ------------

FINANCING ACTIVITIES
     Issuance of common stock                                      34,000                 --
     Dividends paid to preferred stockholders                    (100,000)                --
     Proceeds from issuance of preferred stock                    700,000                 --
     Borrowings on line of credit                               4,250,000                 --
                                                             ------------       ------------
              Net Cash Provided by Financing Activities         4,884,000                 --
                                                             ------------       ------------

NET DECREASE IN CASH                                             (218,000)        (1,360,000)

CASH
     Beginning of Period                                          294,000          1,466,000
                                                             ------------       ------------

     End of Period                                           $     76,000       $    106,000
                                                             ============       ============

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD AND SUBSIDIARIES).

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      In the opinion of the management of WOW Entertainment, Inc. (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of WOW Entertainment, Inc. and Subsidiary as of February 28, 2001, and the results of their operations and their cash flows for the three-month and six-month periods ended February 28, 2001 and February 29, 2000. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim unaudited consolidated financial statements should be read in conjunction with WOW Entertainment, Inc.'s annual consolidated financial statements and the related footnotes included in WOW Entertainment, Inc.'s Annual Report on Form 10-KSB for the year ended August 31, 2000.

      The unaudited consolidated financial statements include the accounts of WOW Entertainment, Inc. and its wholly-owned subsidiary, Women of Wrestling, Inc.(WOW), as well as the accounts of the Company's predecessor. All intercompany balances and transactions have been eliminated from the unaudited consolidated financial statements.

      Prior to 2000, WOW Entertainment, Inc., formerly known as American Gaming & Entertainment, Ltd., operated various gaming enterprises, including the Gold Coast Barge, through wholly-owned subsidiaries. On September 1, 2000, the Company purchased, for nominal consideration, all of the common stock of Women of Wrestling, Inc., a company owned by the Control Group (Note
      3). The acquisition was accounted for in a manner similar to a pooling of interest. Based in Indianapolis, Indiana, WOW develops and produces sports entertainment programming. WOW's first run syndicated television series, WOW-Women of Wrestling, premiered in the fall of 2000.

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

      In 2000, revenue was derived primarily from the charter of the Gold Coast Barge.

      Production Costs: The Company has implemented Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films", which requires special accounting of production costs for episodic television series. Specifically, SOP 00-2 requires that before an episodic television series can implement the individual-film-forecast-computation method to amortize production costs, it must demonstrate through its experience and industry norms that the number of episodes already produced, plus those for which a firm commitment exists and the entity expects to deliver, can be licensed in the secondary market. SOP 00-2 further stipulates that until an entity can establish estimates of secondary market revenue, capitalized costs for each episode produced should not exceed an amount equal to the amount of revenue contracted for that episode, the entity should expense as incurred production costs in excess of this limitation on an episode-by-episode basis, and the entity should expense all capitalized costs for each episode as it recognizes the related revenue for each episode. As of February 28, 2001, the Company continues to follow the more conservative episode-by-episode basis versus the individual-film-forecast-computation method. Furthermore, as the Company had effectively recognized revenues from the initial airing of all of the episodes produced through the quarter-end, all production costs as of February 28, 2001, were expensed. As such, the Company did not have any capitalized production costs as of February 28, 2001.

      Advertising and Exploitation Costs, including marketing, advertising, publicity, promotion and other distribution costs, are expensed as incurred and totaled $614,000 and $1,207,000 for the three months and six months ended February 28, 2001, respectively.

      Stock-based Compensation: The Company accounts for all stock based compensation under the provision of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which uses the term compensation in its broadest sense to refer to consideration paid for goods and services, regardless of whether the supplier is an employee or not. On January 12, 2001 the Company hired Jeffrey J. Lewis as its CEO. In connection with his hiring, he was granted an option to purchase 1,200,000 shares of common stock at an aggregate purchase price of $12,000. The options vest at the rate of 200,000 shares every six months beginning July 12, 2001. In connection with a certain distribution agreement, the Company's distributor was granted a warrant to purchase 1% of the common stock owned by the Control Group at an aggregate exercise price of $1,000,000. The warrant is exercisable immediately and expires in 2005. In connection with a certain consulting agreement, the Company's investment banker was granted an option to purchase 150,000 shares of common stock at an aggregate exercise price of approximately $143,000. The options are exercisable immediately and expire in 2005. The Company values stock options and warrants issued based upon an option-pricing model and recognized this value as an expense over the period in which the option vests.

NOTE 2 - ABILITY TO CONTINUE AS A GOING CONCERN

      As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $5.6 million during the six-month period ended February 28, 2001, had current liabilities in excess of current assets of $3.9 million and total liabilities in excess of total assets of $3.7 million. Management is exploring other financing opportunities. If the Company is successful in obtaining this additional funding, management believes that the Company will be able to continue operations through August 31, 2001 without any significant modification to its business plan. These factors, and possible others, create substantial doubt about the Company's ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 - CREDIT FACILITIES

      At February 28, 2001, the Company had a $5 million line of credit with a stockholder. The line of credit is secured by all of the assets of WOW, the operating subsidiary of the Company, and interest is payable monthly at a rate of LIBOR plus 1%. At February 28, 2001, $4,250,000 was borrowed and outstanding under the line of credit. The line of credit is subject to renewal in November 2001.

NOTE 5 - STOCKHOLDERS' EQUITY

      The following are the details of the preferred and common stock:

                                                                            Number of Shares
                                            Authorized        Issued       Outstanding Amount
      February 28, 2001
      -----------------
         Common stock, $0.01 par
          Value (1) (2) 150,000,000         62,543,664      62,543,664         $   625,000
                                                                               ===========

         Series A Preferred stock
          of subsidiary, $100 par
          value 5,000,000                       20,000          20,000         $ 2,000,000
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

(2) The Board of Directors approved a 1 for 6 reverse stock split effective in September 2000. The August 31, 2000 amounts have been adjusted to reflect the reverse stock split.

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

NOTE 6 - STOCK OPTIONS, WARRANTS AND OTHER COMPENSATION

      The Company previously sponsored a stock option plan for employees that provided for the issuance of both incentive and nonqualified stock options to purchase shares of the Company's common stock at exercise prices not less than the fair market value of the common stock on the date of grant. The stock option plan terminated as a result of the purchase of substantially all of the common stock by the Control Group on September 1, 2000 (Note 3). All options granted under the Plan that were not exercised prior to such purchase were terminated. Transactions related to the stock option plan were as follows:

                                     Six Months                         Eight Months
                                        Ended       Weighted Average       Ended        Weighted Average
                                      February,      Exercise Price      August 31,      Exercise Price
                                        2001            Per Share           2000            Per Share
      Options outstanding at
       beginning of period             83,334             $ 0.42           238,482           $ 16.44
      Options exercised               (83,334)             (0.42)           (5,000)             (.36)
      Options issued                1,200,000(1)            0.01
      Options canceled                      -                  -          (150,148)(2)        (25.92)
                                   ----------            -------         ---------          --------

      Options outstanding
       at end of period             1,200,000             $ 0.01            83,334(2)        $  0.42
                                   ==========            =======         =========          ========

     (1) On January 12, 2001, the Company hired a new CEO. In connection with this hiring, he was granted an option to purchase 1,200,000 shares of common stock of an aggregate purchase price of $12,000. The options vest at a rate of 200,000 shares every six months beginning July 12, 2001.

     (2) The Company's former President and CEO was the only option holder to advise the Company that he would exercise certain of his options, granted in 1996, prior to the purchase of substantially all of the common stock by the Control Group. Such options, at an exercise price range of $0.375 to $0.48, were exercised on September 1, 2000, immediately prior to such purchase.

      The Company periodically issues warrants on a one-for-one basis for the purchase of shares of its common stock. The exercise prices of the warrants are no less than the fair market value of the common stock on the dates of grant. The estimated fair market value of the warrants is measured on the date of grant (measurement date), and accounted for as part of the related transaction. In connection with the change in control discussed in Note 3, the Company issued 50,000 new warrants to the Company's former CEO. Each new warrant is convertible into one share of common stock at an exercise price of $1.00 per share exercisable from June 30, 2002 through June 30, 2008.

      In connection with a certain distribution agreement, the Company's distributor was granted a warrant to purchase 1% of the common stock owned by the Control Group at an aggregate exercise price of $1,000,000. The warrant is exercisable immediately and expires in 2005 (Note 1).

      In connection with a certain consulting agreement, the Company's investment banker was granted an option to purchase 150,000 shares of common stock at an aggregate exercise price of approximately $143,000. The options are exercisable immediately and expire in 2005 (Note 1).

NOTE 7 - PER SHARE DATA

      The following presents the computation of basic earnings per share and diluted earnings per share.

                                                                                       Three Months        Three Months
                                                                                          Ended               Ended
                                                                                       February 28,        February 29,
                                                                                          2001                2000
      Net Income (Loss)                                                                $(2,825,000)        $ 51,001,000

      Dividends and accretion on preferred stock                                           (28,000)            (303,000)
      Reversal of previously accrued dividends                                                   -            3,103,000
                                                                                       -----------         ------------
      Net Income (Loss) Available for Common Stockholders                              $(2,853,000)        $ 53,801,000
                                                                                       ===========         ============
      Basic Income (Loss) Per Share
       Before extraordinary item                                                       $     (0.05)        $       0.09
       Extraordinary item                                                                        -                 0.63
                                                                                       -----------         ------------
             Total                                                                     $     (0.05)        $       0.72
                                                                                       ===========         ============
      Diluted Income (Loss) Per Share
       Before extraordinary item                                                       $     (0.05)        $       0.02
       Extraordinary item                                                                        -                 0.12
                                                                                       -----------         ------------
             Total                                                                     $     (0.05)        $       0.14
                                                                                       ===========         ============
      Shares Outstanding
         Basic weighted average number of common shares
          outstanding                                                                   62,543,664           75,192,612
         Dilutive effect of conversion of preferred stock
          Series A, C, D & E                                                                     -          302,751,375
                                                                                       -----------         ------------
                                                                                        62,543,664          377,943,987
                                                                                       ===========         ============

                                                                                        Six Months          Six Months
                                                                                          Ended               Ended
                                                                                       February 28,        February 29,
                                                                                          2001                2000

      Net Income (Loss)                                                                $(5,746,000)         $61,459,000

      Dividends and accretion on preferred stock                                          (100,000)            (609,000)
      Reversal of previously accrued dividends                                                   -            3,103,000
                                                                                       -----------         ------------

      Net Income (Loss) Available for Common Stockholders                              $(5,846,000)          63,953,000
                                                                                       ===========         ============

      Basic Income (Loss) Per Share
       Before extraordinary item                                                       $     (0.09)        $       0.23
       Extraordinary item                                                                        -                 0.62
                                                                                       -----------         ------------
             Total                                                                     $     (0.09)        $       0.85
                                                                                       ===========         ============
      Diluted Income (Loss) Per Share
       Before extraordinary item                                                       $     (0.09)        $       0.04
       Extraordinary item                                                                        -                 0.13
                                                                                       -----------         ------------
             Total                                                                     $     (0.09)        $       0.17
                                                                                       ===========         ============


NOTE 7 - PER SHARE DATA (CONTINUED)

      Shares Outstanding
         Basic weighted average number of common shares
          outstanding                                                                   62,543,664           75,192,612
         Dilutive effect of conversion of preferred stock
          Series A, C, D & E                                                                     -          302,751,375
                                                                                       -----------         ------------

                                                                                        62,543,664          377,943,987
                                                                                       ===========         ============

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

NOTE 9 - SEGMENT INFORMATION

      Prior to 2000, the Company operated various gaming operations through wholly-owned subsidiaries. The Company is focusing its efforts on other areas of the entertainment business and is currently not seeking to develop gaming projects. The operations of the Company are organized around three primary segments:

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

                                       Live and
                                       Televised       Branded                       Gaming                        Segment
                                     Entertainment   Merchandise     New Media    Entertainment      Other          Totals
Three Months Ended February 28, 2001

Revenues                             $    212,000   $      3,000   $      1,000   $         --   $         --   $    216,000
Operating costs                        (2,123,000)        (3,000)      (119,000)            --             --     (2,245,000)
Selling, general and administrative
 expenses                                      --             --             --        (23,000)      (727,000)      (750,000)
                                     ------------   ------------   ------------   ------------   ------------   ------------
Segment Operating Loss               $ (1,911,000)  $         --   $   (118,000)  $    (23,000)  $   (727,000)  $ (2,779,000)
                                     ============   ============   ============   ============   ============   ============

Six Months Ended February 28, 2001

Revenues                             $    301,000   $      6,000   $      1,000   $         --   $         --   $    308,000
Operating costs                        (4,726,000)       (14,000)      (146,000)            --             --     (4,886,000)
Selling, general and administrative
 expenses                                      --             --             --        (56,000)    (1,060,000)    (1,116,000)
                                     ------------   ------------   ------------   ------------   ------------   ------------
Segment Operating Loss               $ (4,425,000)  $     (8,000)  $   (145,000)  $    (56,000)  $ (1,060,000)  $ (5,694,000)
                                     ============   ============   ============   ============   ============   ============

As of February  28, 2001
Cash                                 $         --   $         --   $         --   $         --   $     76,000   $     76,000
Accounts receivable                            --             --             --             --        282,000        282,000
Merchandise inventory                          --         22,000             --             --             --         22,000
Prepaid expenses                          729,000             --             --         15,000      1,228,000      1,972,000
Other current assets                           --             --             --             --          1,000          1,000
Net Property and equipment                     --             --             --             --         29,000         29,000
Other assets                                   --             --        129,000             --             --        129,000
                                     ------------   ------------   ------------   ------------   ------------   ------------
Total Segment Assets                 $    729,000   $     22,000   $    129,000   $     15,000   $  1,616,000   $  2,511,000
                                     ============   ============   ============   ============   ============   ============

Three Months Ended February 29, 2000

Revenues                             $         --   $         --   $         --   $         --   $         --   $         --
Operating costs                                --             --             --             --             --             --
Selling, general and administrative
 expenses                                      --             --             --        (79,000)            --        (79,000)
                                     ------------   ------------   ------------   ------------   ------------   ------------
Segment Operating Loss               $         --   $         --   $         --   $    (79,000)  $         --   $    (79,000)
                                     ============   ============   ============   ============   ============   ============

Six Months Ended February 29, 2000

Revenues                             $         --   $         --   $         --   $ 11,743,000   $         --   $ 11,743,000
Operating costs                                --             --             --             --             --             --
Selling, general and administrative
 expenses                                      --             --             --       (224,000)            --       (224,000)
                                     ------------   ------------   ------------   ------------   ------------   ------------
Segment Operating Loss               $         --   $         --   $         --   $ 11,519,000   $         --   $ 11,519,000
                                     ============   ============   ============   ============   ============   ============


As of August 31, 2000
Cash                                 $         --   $         --   $         --   $     61,000   $    233,000   $    294,000
Restricted cash                                --             --             --         80,000             --         80,000
Prepaid expenses                          970,000             --             --         60,000         75,000      1,105,000
Other current assets                           --             --             --          1,000          8,000          9,000
Production costs                           60,000             --             --             --             --         60,000
Net property and equipment                     --             --             --          4,000         23,000         27,000
Other assets                                   --             --         98,000             --             --         98,000
                                     ------------   ------------   ------------   ------------   ------------   ------------
Total Segment Assets                 $  1,030,000   $         --   $     98,000   $    206,000   $    339,000   $  1,673,000
                                     ============   ============   ============   ============   ============   ============


NOTE 10 - UNAUDITED CONSOLIDATING INFORMATION

                                                     Three Months Ended February 28, 2001 (Unaudited)
                                                     ------------------------------------------------
                                                       Women of             WOW
                                                     Wrestling, Inc.  Entertainment,Inc. Consolidated
OPERATING REVENUE                                      $   216,000      $        --      $   216,000
                                                       -----------      -----------      -----------

OPERATING COSTS AND EXPENSES
      Operating costs                                    2,245,000               --        2,245,000
      Selling, general and administrative expenses         617,000          133,000          750,000
                                                       -----------      -----------      -----------
          Total Operating Costs and Expenses             2,862,000          133,000        2,995,000
                                                       -----------      -----------      -----------

Operating Loss                                          (2,646,000)        (133,000)      (2,779,000)

OTHER EXPENSE                                              (46,000)              --          (46,000)
                                                       -----------      -----------      -----------

NET LOSS                                               $(2,692,000)     $  (133,000)     $(2,825,000)
                                                       ===========      ===========      ===========

                                                       Six Months Ended February 28, 2001 (Unaudited)
                                                       ----------------------------------------------
                                                        Women of           WOW
                                                     Wrestling, Inc. Entertainment,Inc. Consolidated
OPERATING REVENUE                                      $   308,000      $        --      $   308,000
                                                       -----------      -----------      -----------

OPERATING COSTS AND EXPENSES
      Operating costs                                    4,886,000               --        4,886,000
      Selling, general and administrative expenses         950,000          166,000        1,116,000
                                                       -----------      -----------      -----------
          Total Operating Costs and Expenses             5,836,000          166,000        6,002,000
                                                       -----------      -----------      -----------

Operating Loss                                          (5,528,000)        (166,000)      (5,694,000)

OTHER EXPENSE                                              (52,000)              --          (52,000)
                                                       -----------      -----------      -----------

NET LOSS                                               $(5,580,000)     $  (166,000)     $(5,746,000)
                                                       ===========      ===========      ===========

                                                                                               February 28, 2001 (Unaudited)
                                                                                               -----------------------------

                                                      ASSETS                        Women of           WOW
                                                                                 Wrestling, Inc. Entertainment, Inc.  Consolidated
CURRENT ASSETS
      Cash                                                                         $    76,000       $        --       $    76,000
      Accounts receivable                                                              282,000                --           282,000
      Merchandise inventory                                                             22,000                --            22,000
      Prepaid expenses                                                                  91,000            15,000           106,000
      Prepaid consulting fee                                                                --            84,000            84,000
      Prepaid compensation                                                                  --         1,054,000         1,054,000
      Prepaid distribution fee                                                         729,000                --           729,000
                                                                                   -----------       -----------       -----------
          Total Current Assets                                                       1,200,000         1,153,000         2,353,000

PRODUCTION COSTS                                                                            --                --                --

PROPERTY AND EQUIPMENT                                                                  29,000                --            29,000

WEB-SITE DEVELOPMENT COSTS                                                             129,000                --           129,000
                                                                                   -----------       -----------       -----------

          TOTAL ASSETS                                                             $ 1,358,000       $ 1,153,000       $ 2,511,000
                                                                                   ===========       ===========       ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Line of credit payable to stockholder                                        $ 4,250,000       $        --       $ 4,250,000
      Accounts payable                                                                 763,000            29,000           792,000
      Accrued dividends                                                                  9,000                --             9,000
      Deferred revenue                                                                   8,000                --             8,000
      Accrued interest                                                                  19,000                --            19,000
      Accrued payroll and related expenses                                              26,000                --            26,000
                                                                                   -----------       -----------       -----------
          Total Current Liabilities                                                  5,075,000            29,000         5,104,000
                                                                                   -----------       -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
      Preferred stock                                                                2,000,000                --         2,000,000
      Common stock                                                                          --           625,000           625,000
      Additional paid in capital and warrants outstanding                              158,000         1,281,000         1,439,000
      Accumulated deficit                                                           (5,875,000)         (782,000)       (6,657,000)
                                                                                   -----------       -----------       -----------
          Total Stockholders' Equity (Deficit)                                      (3,717,000)        1,124,000        (2,593,000)
                                                                                   -----------       -----------       -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $ 1,358,000       $ 1,153,000       $ 2,511,000
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

The Company, WOW Entertainment, Inc., through its wholly-owned subsidiary Women of Wrestling, Inc. ("WOW"), is an integrated media company primarily engaged in the development, production and marketing of live events featuring women's professional wrestling, which are filmed for pay-per-view, Internet and worldwide television broadcast, including its weekly syndicated television series, WOW-Women of Wrestling(R). The Company also engages in the licensing and sale of branded consumer products featuring the WOW-Women of Wrestling(R) brand and the creation of a new media platform designed to further capitalize on the live and televised entertainment and branded merchandise segments.

In addition to assessing the syndication market for a 2001 launch of a second season of WOW-Women of Wrestling(R), and actively working to find a distributor of the program on cable or a network, the Company is also reviewing the potential acquisition and/or operation of other businesses, which if consummated will be through a wholly-owned subsidiary or subsidiaries separate from WOW. Any such acquisition will be based upon Management's analysis of the specific business and the respective industry, as well as the Company's ability to utilize a capital structure that is beneficial to the Company's shareholders.

Prior to 2000, the Company operated various gaming operations through wholly-owned subsidiaries. The Company is focusing its efforts on other areas of the entertainment business and is currently not actively seeking to develop gaming projects.

Operations of the Company are organized around three primary segments:

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

On September 1, 2000, the Company purchased, for nominal consideration, all of the common stock of Women of Wrestling, Inc., a company owned by David B. McLane, John F. Fisbeck and Carter M. Fortune (the "Control Group"), the controlling shareholders of the Company. WOW was incorporated as an Indiana corporation in May, 2000, and had no operating history. This transaction was accounted for in a manner similar to a pooling of interest. WOW's significant assets included employment, venue and other production contracts (entered into in the ordinary course of business); certain intellectual property, including trademark rights in the "WOW-Women of Wrestling" name, logos and character names of performers; rights in characters portrayed by performers; publicity rights of performers with respect to their performances; and copyrights in recorded performances, events, programs, advertisements and promotional materials and capitalized production costs relating to its syndicated television program.

The Company's wholly owned subsidiary, WOW, began production of its weekly syndicated television series, WOW - Women of Wrestling(R), in September, 2000, began airing the programs in the United States in October, 2000 and began marketing the programs internationally in the same period. In February 2001, WOW completed production of its first season of over-the-air syndicated shows and began re-airs of its original episodes in March 2001. Also in March 2001, the Company decided against paying any further promotional or other compensation in exchange for airing WOW-Women of Wresting(R) because the show had established ratings in its markets for its first season, and because of the recent existence of, and continued forecast for, a weak advertising market. Although a few stations decided to discontinue airing the show without such payments, Management intends to seek out stations in those markets that will carry the show without promotional compensation.

As of the date of this report, the Company does not intend to continue a distribution relationship with the distributor of the first season of WOW-Women of Wrestling(R) and is in negotiations to terminate the relationship. The Company is assessing the syndication market for the 2001 launch of its second season, and is also actively working to distribute programming through a cable or network outlet.

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

The Company has implemented Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films", which requires special accounting for production costs relating to episodic television series. Specifically, SOP 00-2 requires a company to demonstrate through its experience and industry norms that the number of episodes already produced, plus those for which a firm commitment exists and the entity expects to deliver, can be licensed in the secondary market before an episodic television series can implement the individual-film-forecast-computation method to amortize production costs. SOP 00-2 further stipulates that until an entity can establish estimates of secondary market revenue, capitalized costs for each episode produced should not exceed an amount equal to the amount of revenue contracted for that episode, the entity should expense as incurred production costs in excess of this limitation on an episode-by-episode basis, and the entity should expense all capitalized costs for each episode as it recognizes the related revenue for each episode. The Company as of the quarter-end continues to follow the more conservative episode-by-episode basis versus the individual-film-forecast-computation method. Furthermore, as the Company had effectively recognized revenues from the initial airing of all of the episodes produced through the quarter-end, all production costs as of February 28, 2001, were expensed. As such, the Company did not have any capitalized production costs as of February 28, 2001.

Advertising and exploitation costs, which include marketing, advertising, publicity, promotion, and other distribution expenses incurred in connection with the distribution of a film or television program, are expensed as incurred.

The Company accounts for all stock based compensation under the provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which uses the term "compensation" in its broadest sense to refer to consideration paid for goods and services, regardless of whether the supplier is an employee or not. On January 12, 2001, the Company hired Jeffrey J. Lewis as its CEO. In connection with his hiring, he was granted an option to purchase 1,200,000 shares of common stock at an aggregate purchase price of $12,000. The options vest at the rate of 200,000 shares every six months beginning July 12, 2001. In connection with the change in control of the Company in September, 2000, the Company issued 50,000 new warrants to the Company's former CEO. Each new warrant is convertible into one share of common stock at an exercise price of $1.00 per share exercisable from June 30, 2002 through June 30, 2008. In connection with a certain distribution agreement, the Company's distributor was granted a warrant to purchase 1% of the common stock owned by the Control Group at an aggregate exercise price of $1,000,000. The warrant is exercisable immediately and expires in 2005. In connection with a certain consulting agreement, the Company's investment banker was granted an option to purchase 150,000 shares of common stock at an aggregate exercise price of approximately $143,000. The option is exercisable immediately and expires in 2005. The Company values stock options and warrants issued based upon an option-pricing model and recognizes this value as an expense over the period in which the option vests.

RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                       Live and
                                       Televised      Branded                       Gaming                      Segment
                                     Entertainment  Merchandise     New Media    Entertainment    Other         Totals
Three-months ended February 28, 2001

Revenue                                    212,000         3,000          1,000           -0-           -0-        216,000
Operating costs                        (2,123,000)       (3,000)      (119,000)           -0-           -0-    (2,245,000)
Selling, general and administrative            -0-           -0-            -0-      (23,000)     (727,000)      (750,000)
                                      ------------  ------------   ------------   -----------   -----------  -------------
Operating income (loss)                (1,911,000)           -0-      (118,000)      (23,000)     (727,000)    (2,779,000)
                                      ============  ============   ============   ===========   ===========  =============

As of February 28, 2001

Total segment assets                       729,000        22,000        129,000        15,000     1,616,000      2,511,000

Three-months ended February 29, 2000

Revenue                                        -0-           -0-            -0-           -0-           -0-            -0-
Operating costs                                -0-           -0-            -0-           -0-           -0-            -0-
Selling, general and administrative            -0-           -0-            -0-      (79,000)           -0-       (79,000)
                                      ------------  ------------   ------------   -----------   -----------  -------------
Operating income (loss)                        -0-           -0-            -0-      (79,000)           -0-       (79,000)
                                      ============  ============   ============   ===========   ===========  =============

As of August 31, 2000

Total segment assets                     1,030,000           -0-         98,000       206,000       339,000      1,673,000

Revenues

Revenue for the three months ended February 28, 2001 was $216,000, compared to zero for the three months ended February 29, 2000, an increase of $216,000. The increase in revenue was primarily due to an increase in revenue in the Company's Live and Televised Entertainment segment of $212,000, which was mostly from the distribution of the Company's television show WOW-Women of Wrestling, which accounted for $98,000, and pay-per-view revenues of $105,000. While the Company did have an increase in revenues from the prior fiscal year in its Live and Televised Entertainment segment, this was because the Company only began operations in the segment subsequent to last year, and revenues from the distribution of the Company's television show were significantly below expectations, in part, due to the downturn in the U.S. economy and its adverse effect on the advertising market. The Company recognized $1,000 and $3,000 of revenue in its Branded Merchandise and New Media segments for the three months ended February 28, 2001 and did not recognize any revenue in either segment for the same period in the previous fiscal year.

Costs and Expenses

The Company began additional operations, primarily the production of its one-hour weekly television program, WOW-Women of Wrestling, starting in May, 2000. Operating costs were $2,245,000 for the three months ended February 28, 2001 compared to zero for the three months ended February 29, 2000, an increase of $2,245,000. This increase was primarily due to an increase of $2,123,000 in costs in the Company's Live and Televised Entertainment segment in which there was an increase of $1,469,000 in production costs and an increase of $654,000 in exploitation costs that were related to the Company's weekly, one-hour, syndicated television show, WOW-Women of Wrestling, and the pay-per-view event WOW-Women of Wrestling...Unleashed. In the Branded Merchandise segment, the Company had an increase of $3,000 in operating costs for the quarter ended February 28, 2001 compared to the same period in the previous fiscal year. This increase was primarily related to design and product costs and because the Company did not commence operations in the segment until subsequent to the previous fiscal year. In the New Media segment, the Company had an increase of $119,000 in operating costs for the quarter ended February 28, 2001 compared to the same period in the previous fiscal year. This increase was primarily related to salaries and benefits and website maintenance, and the fact that the Company did not commence operations in the segment until subsequent to the previous fiscal year. The Company did not incur any operating costs in its discontinued Gaming Entertainment segment for either the quarter ended February 28, 2001 or for the same period in the previous fiscal year.

Selling, general and administrative expenses were $750,000 for the three months ended February 28, 2001, compared to $79,000 for the three months ended February 29, 2000, an increase of $671,000. The change was primarily due to an increase in employee compensation, legal, accounting and consulting fees and bad debt expense related to the Company's change in ownership and operating direction.

Interest income for the three months ended February 28, 2001 was approximately $12,000, primarily related to interest accrued on the distribution commission advance to the Company's distributor. Interest income for the three months ended February 29, 2000 was approximately $5,000, primarily related to funds held in escrow in connection with the settlement of a lawsuit. In November 1999, the Company pursuant to a settlement agreement agreed to transfer to a stockholder all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to or in connection with the settlement of a lawsuit.

Interest expense for the three months ended February 28, 2001 was approximately $59,000 from the Company's line of credit. Interest expense for the three months ended February 29, 2000 was approximately $1,164,000 on debt owed to a stockholder. In November 1999, the stockholder pursuant to a settlement agreement agreed to release the Company from all debts and liabilities.

For the three months ended February 29, 2000, the Company recorded a net gain of approximately $4,098,000 resulting from the cancellation of indebtedness to a shareholder in exchange for all payments, distributions, dividends and proceeds of any type to which the Company is entitled under the November, 1999 settlement agreement. No such gain was recorded for the three months ended February 28, 2001.


RESULTS OF OPERATIONS: COMPARISON OF THE SIX MONTH PERIODS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                       Live and
                                       Televised      Branded                       Gaming                      Segment
                                     Entertainment  Merchandise     New Media    Entertainment    Other         Totals
Six-months ended February 28, 2001

Revenue                                    301,000         6,000          1,000           -0-           -0-        308,000
Operating costs                        (4,726,000)      (14,000)      (146,000)           -0-           -0-    (4,886,000)
Selling, general and administrative            -0-           -0-            -0-      (56,000)   (1,060,000)    (1,116,000)
                                      ------------  ------------   ------------   -----------   -----------  -------------
Operating income (loss)                (4,425,000)       (8,000)      (145,000)      (56,000)   (1,060,000)    (5,694,000)
                                      ============  ============   ============   ===========   ===========  =============

As of February 28, 2001

Total segment assets                       729,000        22,000        129,000        15,000     1,616,000      2,511,000

Six-months ended February 29, 2000

Revenue                                        -0-           -0-            -0-    11,743,000             -     11,743,000
Operating costs                                -0-           -0-            -0-           -0-           -0-            -0-
Selling, general and administrative            -0-           -0-            -0-     (224,000)           -0-      (224,000)
                                      ------------  ------------   ------------   -----------   -----------  -------------
Operating income (loss)                        -0-           -0-            -0-    11,519,000           -0-     11,519,000
                                      ============  ============   ============   ===========   ===========  =============

As of August 31, 2000

Total segment assets                     1,030,000           -0-         98,000       206,000       339,000      1,673,000

Revenues

Revenue for the six months ended February 28, 2001 was $308,000, compared to $11,743,000 for the six months ended February 29, 2000, a decrease of $11,435,000. The decrease in revenue was primarily due to a decrease in revenue in the discontinued Gaming Entertainment segment of $11,743,000, which was a result of the confirmation of a bankruptcy plan dated November 23, 1999 (prior to the change in control) and the dismissal of an adversary complaint filed by the Company's unsecured creditors challenging the transfer of certain gaming assets (the Gold Coast Barge) to the Company for which the Company recognized "Deferred Charter Revenue" of approximately $11,743,000 as revenue for the six months ended February 29, 2000. In the Live and Televised Entertainment segment, the increase of $301,000 was mostly from the distribution of the Company's television show WOW-Women of Wrestling, which accounted for $180,000, and pay-per-view revenues of $105,000. While the Company did have an increase in revenues from the prior fiscal year in its Live and Televised Entertainment segment, this was because the Company only began operations in the segment subsequent to last year, and revenues from the distribution of the Company's television show were significantly below expectations in part due to the downturn in the U.S. economy and its adverse effect on the advertising market. The Company recognized $1,000 and $6,000 of revenue in its Branded Merchandise and New Media segments for the six months ended February 28, 2001 and did not recognize any revenue in either segment for the same period in the previous fiscal year.

Costs and Expenses

The Company began additional operations, primarily the production of its one-hour weekly television program, WOW-Women of Wrestling, starting in May, 2000. Operating costs were $4,886,000 for the six months ended February 28, 2001 compared to zero for the three months ended February 29, 2000, an increase of $4,886,000. This increase was primarily due to an increase of $4,726,000 in the Company's Live and Televised Entertainment segment in which there was an increase of $3,438,000 in production costs and an increase of $1,287,000 in exploitation costs that were related to the Company's weekly, one-hour, syndicated television show, WOW-Women of Wrestling and pay-per-view event WOW-Women of Wrestling...Unleashed. In the Branded Merchandise segment, the Company had an increase of $14,000 in operating costs for the six months ended February 28, 2001 compared to the same period in the previous fiscal year. This increase was primarily related to design and product costs and because the Company did not commence operations in the segment until subsequent to the previous fiscal year. In the New Media segment, the Company had an increase of $146,000 in operating costs for the six months ended February 28, 2001 compared to the same period in the previous fiscal year. This increase was primarily related to salaries and benefits and website maintenance, and the fact that the Company did not commence operations in the segment until subsequent to the previous fiscal year. The Company did not incur any operating costs in its discontinued Gaming Entertainment segment for either the six months ended February 28, 2001 or for the same period in the previous fiscal year.

Selling, general and administrative expenses were $1,116,000 for the six months ended February 28, 2001, compared to $224,000 for the six months ended February 29, 2000, an increase of $892,000. The change was primarily due to an increase in employee compensation, legal, accounting and consulting fees and bad debt expense related to the Company's change in ownership and operating direction.

Interest income for the six months ended February 28, 2001 was approximately $14,000, primarily related to interest accrued on the distribution commission advance to the Company's distributor. Interest income for the six months ended February 29, 2000 was approximately $22,000, primarily related to funds held in escrow in connection with the settlement of a lawsuit. In November 1999, the Company pursuant to a settlement agreement agreed to transfer to a stockholder all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to or in connection with the settlement of a lawsuit.

Interest expense for the six months ended February 28, 2001 was approximately $66,000 from the Company's line of credit. Interest expense for the six months ended February 29, 2000 was approximately $1,368,000 on debt owed to a stockholder. In November 1999, the stockholder pursuant to a settlement agreement agreed to release the Company from all debts and liabilities.

For the six months ended February 29, 2000, the Company recorded a net gain of approximately $4,105,000, of which amount $7,000 represents the reversal of accrued expenses relating to a building in Mobile, Alabama, which was sold in March 1999. A net gain of 4,098,000 was the result of cancellation of indebtedness to a shareholder in exchange for all payments, distributions, dividends and proceeds of any type to which the Company is entitled under the November, 1999 settlement agreement. No such gains were recorded for the six months ended February 28, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of approximately $76,000 as of February 28, 2001. As of February 28, 2001, the Company had no outstanding bank borrowings. The Company's subsidiary, Women of Wrestling, Inc., had outstanding 2,000 shares of Series A Preferred Stock that were sold to Carter M. Fortune, a member of the Control Group, for $2,000,000. The dividend rate of the Series A Preferred Stock is equal to the London Interbank Offered Rate ("LIBOR") plus one percent (1%) (subject to change effective on the same date as each change of LIBOR) per annum payable quarterly on the 15th day of January, April, July and October in each year. The redemption price for the Preferred Stock is $100 per share; the Preferred Stock is not convertible into common stock; in the event of a liquidation, the Preferred Stock is entitled to receive a liquidating distribution of $100 per share (plus any accrued but unpaid dividends) and the Preferred Stock has the same voting rights as WOW's common stock.

In addition, Mr. Fortune has loaned WOW $3,000,000 pursuant to a Line of Credit Promissory Note dated May 5, 2000, at an interest rate equal to LIBOR plus one percent (1%) (subject to change effective on the same date as each change of LIBOR) per annum. Interest on the note is due monthly with the entire outstanding principal and any accrued interest due on November 1, 2001. The note is secured by a security interest in WOW's assets.

In November, 2000, Mr. Fortune agreed to loan WOW up to an additional $1,000,000 and in February, 2001, another $1,000,000 under substantially the same terms as the original loan from Mr. Fortune. As of the date of this report, WOW has drawn the entire amount of the additional $2,000,000 loans from Mr. Fortune. The Company has agreed to issue to Mr. Fortune, in a transaction that is exempt from registration under Section 4(2) of the Securities Act of 1933, an additional 2,000,000 shares of the Company's common stock. As of the date of this report, no shares have been issued and formal documentation is still being negotiated.

The Company's wholly owned subsidiary, WOW, began production of its weekly syndicated television series, WOW - Women of Wrestling(R) in September, 2000, began airing the programs in the United States in October, 2000 and marketed the programs internationally in the same period. In February 2001, WOW completed production of its first season of over-the-air syndicated shows and began re-airs of its original episodes beginning in March 2001. Also in March 2001, WOW decided against paying any further promotional or other compensation in exchange for airing WOW-Women of Wrestling(R) because the show had established ratings in its markets, and because of the recent existence of, and continued forecast for, a weak advertising market. Although a few stations decided to discontinue airing the show without such payments, the net effect on WOW's cash flow was positive relative to those markets. As a result of the cessation of production and promotional payments, WOW's operating requirements have been reduced significantly. Any decision to produce a second season of WOW-Women of Wrestling(R) will be contingent upon the Company obtaining additional financing.

While WOW anticipates that its future cash requirements over the next 12 months will be partially fulfilled by sales of its first season television programs internationally, advertising revenues from its first season television programs, revenues to be received from its first pay-per-view broadcast in February, 2001, Internet advertising and memberships and sales of branded merchandise, revenues received from such activities to date, particularly U.S. advertising revenue from the syndicated television show, have been substantially less than anticipated. WOW believes that its cash and revenues from its programs and merchandise sales will only partially satisfy its cash requirements over the next 12 months.

The Company is engaging in discussions with several third parties to participate in an "accredited investor" only Regulation D offering under the Securities Act of 1933. The Company believes that, if its working capital is insufficient to fund its operations, it will have to explore additional sources of financing. No assurances, however, can be given that future financing will be available or, if available, could be obtained at terms satisfactory to the Company.

The Company has been encouraged to date by the acceptance of its syndicated program as evidenced by the more than 51% increase in the number of viewing homes during November, 2000 as compared to the prior programming in its time period. The Company is actively pursuing the licensing of additional programming with a television company and or a cable network affiliation. The Company believes that the acceptance of the program to date coupled with WOW's ability to produce original content programming at low production costs continues to make WOW's program attractive. However, there is no guarantee that WOW will be able to secure a licensing agreement that would provide adequate additional capital from operations to warrant the production of such a program. If WOW is unable to secure such an agreement within the next three to six months, WOW intends to alter further its current operating structure. Further, the Company is also exploring licensing certain assets of WOW, including intellectual property, to a third party in exchange for a royalty with certain minimum payment requirements.

The Company also is reviewing the potential acquisition and/or operation of other businesses, which if consummated will be through a wholly-owned subsidiary or subsidiaries separate from WOW. Any such acquisition will be based upon Management's analysis of the specific business and the respective industry, as well as the Company's ability to utilize a capital structure that is beneficial to the Company's shareholders.

The Company's short and long term capital requirements will depend upon many factors, including whether it acquires and/or operates other businesses, whether it retains the WOW property for business operation or licenses it to a third party, the rate of market acceptance of WOW's television and pay-per-view broadcasts and its new media broadcasts, advertising, Internet memberships and sales of branded merchandise, the ability to license production properties at favorable terms, as well as the level of resources required to expand WOW's marketing and sales operations. Many of these and other factors are beyond the Company's control.

The Unaudited Interim Consolidated Financial Statements prepared by Katz Sapper & Miller, LLP and contained in this report contains an explanatory paragraph regarding the Company's ability to continue as a going concern. The Company believes that if it is successful in obtaining the additional funding discussed above, it will be able to continue operations through August 31, 2001 without a significant modification of its business plan. If the Company is not successful in obtaining such additional funding, there is substantial doubt about the Company's ability to continue as a going concern.

Following the conclusion of its first season of production of WOW-Women of Wrestling, the Company terminated its agreements with its performers and terminated much of its production staff. As of the date of this report, the Company has five employees. If the Company, through its wholly owned subsidiary WOW, produces a second season and additional programming, then the Company will hire and rehire additional employees over the next 12 months.

The Company's subsidiary, Women of Wrestling, Inc., is also negotiating to reduce its office and warehouse space at The Great Western Forum located 3900 W. Manchester Blvd., Los Angeles, California.

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

Item 5.  Other Information.

In January, 2001, the Company appointed Jeffrey J. Lewis as its new Chief Executive Officer. Mr. Lewis was a Partner at Glass & Associates, a nationally-recognized management consulting firm. He previously was the Chief Financial Officer for The Hunt Corporation, a billion dollar construction management firm. He also holds a law degree from Indiana University. Specific terms of employment for Mr. Lewis are still being negotiated; however, Mr. Lewis was granted an option to purchase 1,200,000 shares of common stock at an aggregate purchase price of $12,000. The options vest at the rate of 200,000 shares every six months beginning July 12, 2001.

Mr. Lewis also became a director of the Company as of April, 2001. Mr. Lewis replaced Frank Fisbeck who resigned his position as a director. Mr. Fisbeck's resignation was not as a result of any dispute with the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits

Exhibit Number    Description
--------------    -----------

None

(b)     Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            WOW ENTERTAINMENT, INC.


Date:    4/16/01            By: /s/ Douglas E. May
     ----------------           ----------------------------
                               Douglas E. May
                               Vice President of Finance and
                               Chief Financial Officer