Form 10QSB
period 2001-05-31
WOW ENTERTAINMENT INC
filed 2001-07-16
CIK 851249

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

            Commission file number          0-19049


                             WOW Entertainment, Inc.
     -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                       74-2504501
-------------------------------                ------------------------------
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


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

On July 13, 2001, the aggregate market value of the voting stock of the Company held by non-affiliates of the Company was approximately $280,000.

On July 13, 2001 there were 58,546,523 shares of the Company's Common Stock outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.


                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEETS

                                                ASSETS

                                                                          Unaudited            Audited
                                                                           May 31,            August 31,
                                                                             2001                2000
                                                                         -----------         -----------
CURRENT ASSETS
     Cash                                                                $    71,000         $   294,000
     Restricted cash                                                              --              80,000
     Accounts receivable                                                       5,000
     Prepaid insurance                                                        86,000             135,000
     Prepaid compensation                                                    961,000                  --
     Prepaid consulting fee                                                   71,000                  --
     Prepaid distribution fee                                                     --             970,000
     Other current assets                                                         --               9,000
                                                                         -----------         -----------
         Total Current Assets                                              1,194,000           1,488,000

PRODUCTION COSTS                                                                  --              60,000

OFFICE EQUIPMENT                                                              13,000              27,000

WEB-SITE DEVELOPMENT COSTS                                                        --              98,000
                                                                         -----------         -----------

             TOTAL ASSETS                                                $ 1,207,000         $ 1,673,000
                                                                         ===========         ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Line of credit payable to a stockholder                             $ 5,250,000         $        --
     Accounts payable and other accrued expenses                             107,000             204,000
     Due to escrow agent                                                          --              80,000
     Accrued interest expense                                                 43,000                  --
     Accrued dividends on preferred stock                                     27,000                  --
     Accrued payroll and related expenses                                     30,000             118,000
                                                                         -----------         -----------
         Total Current Liabilities                                         5,457,000             402,000
                                                                         -----------         -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock                                                       2,000,000           1,300,000
     Preferred stock subscribed (7,000 shares at
      August 31, 2000)                                                            --             700,000
     Common stock                                                            607,000             624,000
     Additional paid-in capital and warrants outstanding                   1,300,000             158,000
     Accumulated deficit since July 21, 2000, when
      a deficit of $60,099,000 was eliminated                             (8,157,000)           (811,000)
                                                                         -----------         -----------
                                                                          (4,250,000)          1,971,000

     Less: Preferred stock subscribed (7,000 shares at
      August 31, 2000)                                                            --            (700,000)
                                                                         -----------         -----------
         Total Stockholders' Equity (Deficit)                             (4,250,000)          1,271,000
                                                                         -----------         -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
              (DEFICIT)                                                  $ 1,207,000         $ 1,673,000
                                                                         ===========         ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                          May 31,           May 31,
                                                           2001              2000
                                                         ---------         ---------
OPERATING REVENUE                                        $ 118,000         $      --

OPERATING COSTS AND EXPENSES
     Operating costs                                       294,000            70,000
     Selling, general and administrative expenses          526,000            80,000
                                                         ---------         ---------
         Total Operating Costs and Expenses                820,000           150,000
                                                         ---------         ---------

Operating Loss                                            (702,000)         (150,000)
                                                         ---------         ---------

OTHER INCOME (EXPENSE)
     Interest income                                         5,000             2,000
     Interest expense                                      (75,000)               --
                                                         ---------         ---------
         Total Other Income (Expense)                      (70,000)            2,000
                                                         ---------         ---------

NET LOSS                                                 $(772,000)        $(148,000)
                                                         =========         =========


BASIC LOSS PER SHARE                                     $   (0.01)        $      --
                                                         =========         =========


DILUTED LOSS PER SHARE                                   $   (0.01)        $      --
                                                         =========         =========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                            May 31,              May 31,
                                                             2001                 2000
                                                         ------------         ------------
OPERATING REVENUE
     Revenue                                             $    425,000         $         --
     Equity interests in gaming projects                           --           11,743,000
                                                         ------------         ------------
         Total Revenue                                        425,000           11,743,000
                                                         ------------         ------------

OPERATING COSTS AND EXPENSES
     Operating costs                                        5,206,000               70,000
     Selling, general and administrative expenses           1,672,000              304,000
                                                         ------------         ------------
         Total Operating Costs and Expenses                 6,878,000              374,000
                                                         ------------         ------------

Operating Income (Loss)                                    (6,453,000)          11,369,000
                                                         ------------         ------------

OTHER INCOME (EXPENSE)
     Interest income                                           19,000               24,000
     Interest expense                                        (153,000)          (1,368,000)
     Net gain on sale of assets                                    --            4,105,000
                                                         ------------         ------------
         Total Other Income (Expense)                        (134,000)           2,761,000
                                                         ------------         ------------


Net Income (Loss) before Extraordinary Credit              (6,587,000)          14,130,000

EXTRAORDINARY CREDIT - EXTINGUISHMENT OF DEBT                      --           47,181,000
                                                         ------------         ------------

NET INCOME (LOSS)                                        $ (6,587,000)        $ 61,311,000
                                                         ============         ============


BASIC INCOME (LOSS) PER SHARE
     Before extraordinary item                           $      (0.11)        $       0.24
     Extraordinary item                                            --                 0.62
                                                         ------------         ------------
         Total                                           $      (0.11)        $       0.86
                                                         ============         ============

DILUTED INCOME (LOSS) PER SHARE
     Before extraordinary item                           $      (0.11)        $       0.04
     Extraordinary item                                            --                 0.12
                                                         ------------         ------------
         Total                                           $      (0.11)        $       0.16
                                                         ============         ============

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                    May 31,             May 31,
                                                                     2001                2000
                                                                  -----------         -----------
OPERATING ACTIVITIES
     Net loss                                                     $  (772,000)        $  (148,000)
     Adjustments to reconcile net loss to net
      cash provided (used) by operating activities:
         Depreciation and amortization                                106,000                  --
         Loss on disposal of fixed assets                              16,000                  --
         Loss on disposal of web-ste development costs                129,000                  --
         Changes in certain operating assets
          and liabilities:
             Accounts receivable                                      277,000                  --
             Production costs                                              --              60,000
             Merchandise inventories                                   22,000                  --
             Other current assets                                      20,000              (4,000)
             Accounts payable, accrued expenses and other
              current liabilities                                    (689,000)            156,000
             Accrued interest                                          24,000                  --
                                                                  -----------         -----------
                 Net Cash Provided (Used) by Operating
                  Activities                                         (867,000)             64,000
                                                                  -----------         -----------

INVESTING ACTIVITIES
     Purchases of office equipment                                         --              (3,000)
     Web-site development costs incurred                                   --             (82,000)
                                                                  -----------         -----------
                 Net Cash (Used) by Investing Activities                   --             (85,000)
                                                                  -----------         -----------

FINANCING ACTIVITIES
     Repurchase of common stock                                       (18,000)                 --
     Dividends paid to preferred stockholders                        (120,000)                 --
     Borrowings on line of credit                                   1,000,000                  --
                                                                  -----------         -----------
                 Net Cash Provided by Financing Activities            862,000                  --
                                                                  -----------         -----------

NET DECREASE IN CASH                                                   (5,000)            (21,000)

CASH
     Beginning of Period                                               76,000             106,000
                                                                  -----------         -----------

     End of Period                                                $    71,000         $    85,000
                                                                  ===========         ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine Months Ended
                                                                    May 31,               May 31,
                                                                      2001                 2000
                                                                  ------------         ------------
OPERATING ACTIVITIES
     Net income (loss)                                            $ (6,587,000)        $ 61,311,000
     Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
         Equity interests in gaming projects                                --          (11,743,000)
         Depreciation and amortization                                 237,000                2,000
         Extraordinary credit - extinguishment of debt                      --          (47,181,000)
         Reversal of bad debt expense                                       --               (7,000)
         Net (gain) loss on sale of assets                             145,000           (4,098,000)
         Changes in certain operating assets
          and liabilities:
             Accounts receivable                                        (5,000)             623,000
             Production costs                                           60,000               60,000
             Other current assets                                      299,000               76,000
             Accounts payable, accrued expenses and other
              current liabilities                                      (88,000)           1,258,000
             Accrued interest                                           24,000              204,000
                                                                  ------------         ------------
                 Net Cash Provided (Used) by Operating
                  Activities                                        (5,915,000)             505,000
                                                                  ------------         ------------

INVESTING ACTIVITIES
     Purchases of office equipment                                      (5,000)              (3,000)
     Web-site development costs incurred                               (49,000)             (82,000)
     Increase restricted cash                                               --           (1,801,000)
                                                                  ------------         ------------
                 Net Cash (Used) by Investing Activities               (54,000)          (1,886,000)
                                                                  ------------         ------------

FINANCING ACTIVITIES
     Issuance of common stock                                           34,000                   --
     Repurchase of common stock                                        (18,000)                  --
     Dividends paid to preferred stockholders                         (220,000)                  --
     Proceeds from issuance of preferred stock                         700,000                   --
     Borrowings on line of credit                                    5,250,000                   --
                                                                  ------------         ------------
                 Net Cash Provided by Financing Activities           5,746,000                   --
                                                                  ------------         ------------

NET DECREASE IN CASH                                                  (223,000)          (1,381,000)

CASH
     Beginning of Period                                               294,000            1,466,000
                                                                  ------------         ------------

     End of Period                                                $     71,000         $     85,000
                                                                  ============         ============

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

                     WOW ENTERTAINMENT, INC. AND SUBSIDIARY
        (FORMERLY AMERICAN GAMING & ENTERTAINMENT, LTD AND SUBSIDIARIES).

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      In the opinion of the management of WOW Entertainment, Inc. (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position of WOW Entertainment, Inc. and Subsidiary as of May 31, 2001, and the results of their operations and their cash flows for the three-month and nine-month periods ended May 31, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim unaudited consolidated financial statements should be read in conjunction with WOW Entertainment, Inc.'s annual consolidated financial statements and the related footnotes included in WOW Entertainment, Inc.'s Annual Report on Form 10-KSB for the year ended August 31, 2000.

      The unaudited consolidated financial statements include the accounts of WOW Entertainment, Inc. and its wholly-owned subsidiary, Women of Wrestling, Inc. (WOW), as well as the accounts of the Company's predecessor. All intercompany balances and transactions have been eliminated from the unaudited consolidated financial statements.

      Prior to 2000, WOW Entertainment, Inc., formerly known as American Gaming & Entertainment, Ltd., operated various gaming enterprises, including the Gold Coast Barge, through wholly-owned subsidiaries. On September 1, 2000, the Company purchased, for nominal consideration, all of the common stock of Women of Wrestling, Inc., a company owned by the Control Group (Note
      2). The acquisition was accounted for in a manner similar to a pooling of interest. The Company, WOW Entertainment, Inc. is the parent company of Women of Wrestling, Inc., which owns the WOW - Women of Wrestling(R) property. In July 2001, the Company agreed in principle to general terms for licensing the property to David McLane Enterprises, Inc. (DME) for a minimum monthly dollar amount plus a percentage of certain revenues for three and one half years. The Company also expects to grant an option to DME to purchase the WOW - Women of Wrestling(R) property at the end of the license. As of the date of this report, a licensing agreement with DME has not been finalized; however, the Company anticipates that an agreement will be completed in the near future. The Company also acquired Murphy Development, Ltd., a commercial and retail real estate development company. In the near future, the Company intends to acquire and/or operate other businesses to help diversify its assets and to increase its earnings potential.

      Because of the Company's expanded current and future anticipated holdings beyond Women of Wrestling, Inc., the Company plans to amend its Certificate of Incorporation to change its name from WOW Entertainment, Inc. to Fortune Diversified Industries, Inc. The name change is anticipated to occur as soon as the Company has provided required information and notice to its shareholders and has otherwise complied with applicable requirements of state and federal law.

      Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

      Estimates: Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could vary from the estimates that were used.

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

      Production Costs: The Company has implemented SOP 00-2, which requires special accounting of production costs for episodic television series. Specifically, SOP 00-2 requires that before an episodic television series can implement the individual-film-forecast-computation method to amortize production costs, it must demonstrate through its experience and industry norms that the number of episodes already produced, plus those for which a firm commitment exists and the entity expects to deliver, can be licensed in the secondary market. SOP 00-2 further stipulates that until an entity can establish estimates of secondary market revenue, capitalized costs for each episode produced should not exceed an amount equal to the amount of revenue contracted for that episode, the entity should expense as incurred production costs in excess of this limitation on an episode-by-episode basis, and the entity should expense all capitalized costs for each episode as it recognizes the related revenue for each episode. Through May 2001, the Company followed the more conservative episode-by-episode basis versus the individual-film-forecast-computation method. Furthermore, as the Company had effectively recognized revenues from the initial airing of all of the episodes produced through May 31, 2001, all production costs as of May 31, 2001, were expensed. As such, the Company did not have any capitalized production costs as of May 31, 2001.

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

NOTE 2 - CHANGE IN CONTROL

      On September 1, 2000, Messrs. David B. McLane, John F. Fisbeck and Carter
      M. Fortune (collectively, the Control Group) and their assigns collectively purchased 61,318,563 shares of the Company's common stock pursuant to two stock purchase agreements dated July 28, 2000. The source of funds for both purchases was from personal funds. Collectively, the stock purchased represented 98.1% of the outstanding common stock of the Company. (See Note 8.)

NOTE 3 - CREDIT FACILITIES

      At May 31, 2001, the Company had a $5.25 million line of credit with a stockholder. The line of credit is secured by all of the assets of WOW, the operating subsidiary of the Company, and interest is payable monthly at a rate of LIBOR plus 1%. At May 31, 2001, $5,250,000 was borrowed and outstanding under the line of credit. The line of credit is subject to renewal in November 2001. (See Note 8.)

NOTE 4 - STOCKHOLDERS' EQUITY

      The following are the details of the preferred and common stock:

                                                   Number of Shares
                                    Authorized          Issued         Outstanding        Amount
May 31, 2001
------------
     Common stock, $0.01 par
      Value (1) (2)                 150,000,000        60,704,108       60,704,108      $  607,000
                                                                                        ==========
     Series A Preferred stock
      of subsidiary, $100 par
      value                           5,000,000            20,000           20,000      $2,000,000
                                                                                        ==========

August 31, 2000
---------------
     Common stock, $0.01 par
      Value (1)(2)                  150,000,000        62,424,946       62,424,946      $  624,000
                                                                                        ==========
     Series A Preferred stock
      of subsidiary, $100 par
      value                           5,000,000            13,000           13,000      $1,300,000
                                                                                        ==========

     (1) The principal stockholder of the former distributor of the Company's television program owned approximately 1,840,000 shares of the Company's common stock. The distributor returned these shares of common stock owned as part of an amendment to the distribution agreement on May 22, 2001.

     (2) The Board of Directors approved a 1 for 6 reverse stock split effective in September 2000. The August 31, 2000 amounts have been adjusted to reflect the reverse stock split.

      As of May 5, 2000, Women of Wrestling, Inc., a subsidiary of the Company, authorized 5,000,000 shares of cumulative voting Series A preferred stock. Dividends are payable quarterly at the rate of LIBOR plus 1%. Preferred stockholders have preference over common stockholders in dividends and liquidation rights. The preferred stock has voting rights similar to those of the common stockholders. At the Company's option, the Series A preferred stock may be redeemed at a purchase price of $100 per share plus any unpaid dividends. The outstanding and subscribed preferred stock was purchased by a member of the Control Group.

NOTE 5 - STOCK OPTIONS, WARRANTS AND OTHER COMPENSATION

      The Company previously sponsored a stock option plan for employees that provided for the issuance of both incentive and nonqualified stock options to purchase shares of the Company's common stock at exercise prices not less than the fair market value of the common stock on the date of grant. The stock option plan terminated as a result of the purchase of substantially all of the common stock by the Control Group on September 1, 2000 (Note 2). All options granted under the Plan that were not exercised prior to such purchase were terminated.

      The Company periodically issues warrants on a one-for-one basis for the purchase of shares of its common stock. The exercise prices of the warrants are no less than the fair market value of the common stock on the dates of grant. The estimated fair market value of the warrants is measured on the date of grant (measurement date), and accounted for as part of the related transaction. In connection with the change in control discussed in Note 3, the Company issued 50,000 new warrants to the Company's former CEO. Each new warrant is convertible into one share of common stock at an exercise price of $1.00 per share exercisable from June 30, 2002 through June 30, 2008. In connection with a certain distribution agreement, the Company's distributor was granted a warrant to purchase 1% of the common stock owned by the Control Group at an aggregate exercise price of $1,000,000. This agreement was terminated in May 2001 and the warrant rights were voided. As part of the agreement with the distributor, the distributor returned 1,839,556 shares of common stock.

      In connection with a certain consulting agreement, the Company's investment banker was granted an option to purchase 150,000 shares of common stock at an aggregate exercise price of approximately $143,000. The options are exercisable immediately and expire in 2005 (Note 1). Transactions related to the stock option plan were as follows:

                                  Nine Months                        Eight Months
                                     Ended       Weighted Average       Ended       Weighted Average
                                    May 31,       Exercise Price      August 31,     Exercise Price
                                     2001           Per Share            2000           Per Share
      Options outstanding at
       beginning of period          83,334            $ 0.42            238,482          $ 16.44
      Options exercised            (83,334)            (0.42)            (5,000)            (.36)
      Options issued             1,350,000              0.11                  -                -
      Options canceled                   -                 -           (150,148) (1)      (25.92)
                                ----------            ------          ---------          -------

      Options outstanding
       at end of period          1,350,000            $ 0.11             83,334  (1)     $  0.42
                                ==========            ======          =========          =======

      (1) The Company's former President and CEO was the only option holder to advise the Company that he would exercise certain of his options, granted in 1996, prior to the purchase of substantially all of the common stock by the Control Group. Such options, at an exercise price range of $0.375 to $0.48, were exercised on September 1, 2000, immediately prior to such purchase.

      (2) On January 12, 2001, the Company hired a new CEO. In connection with this hiring, he was granted an option to purchase 1,200,000 shares of common stock of an aggregate purchase price of $12,000. The options vest at a rate of 200,000 shares every six months beginning July 12, 2001.

NOTE 6 - PER SHARE DATA

      The following presents the computation of basic earnings per share and diluted earnings per share.

                                                       Three Months      Three Months
                                                          Ended             Ended
                                                       May 31, 2001      May 31, 2000

      Net Loss                                         $  (772,000)      $   (148,000)

      Dividends and accretion on preferred stock          (120,000)                 -
                                                       -----------       ------------

      Net Loss Available for Common Stockholders       $  (892,000)      $   (148,000)

      Basic Loss Per Share                             $      (.01)      $          -

      Diluted Loss Per Share                           $      (.01)      $          -

      Shares Outstanding
           Basic weighted average number of common
            shares outstanding                          60,704,108         75,192,612
           Dilutive effect of conversion of preferred
            stock Series A, C, D & E and exercise of
            options                                      1,350,000        302,751,375
                                                       -----------       ------------

                                                        62,054,108        377,943,987
                                                       ===========       ============

                                                                        Nine Months      Nine Months
                                                                           Ended            Ended
                                                                        May 31, 2001     May 31, 2000
      Net Income (Loss)                                                 $(6,587,000)      $61,311,000

      Dividends and accretion on preferred stock                           (220,000)                -
      Reversal of previously accrued dividends                                    -         3,103,000
                                                                        -----------       -----------

      Net Income (Loss) Available for Common Stockholders               $(6,807,000)      $64,414,000
                                                                        ===========       ===========
      Basic Income (Loss) Per Share
       Before extraordinary item                                        $      (.11)      $       .24
       Extraordinary item                                                         -               .62
                                                                        -----------       -----------
               Total                                                    $      (.11)      $       .86
                                                                        ===========       ===========
      Diluted Income (Loss) Per Share
       Before extraordinary item                                        $      (.11)      $       .04
       Extraordinary item                                                         -               .12
                                                                        -----------       -----------
               Total                                                    $      (.11)      $       .16
                                                                        ===========       ===========
      Shares Outstanding
           Basic weighted average number of common shares
            outstanding                                                  60,704,108        75,192,612
           Dilutive effect of conversion of preferred stock
            Series A, C, D & E and exercise of options                    1,350,000       302,757,375
                                                                        -----------      ------------

                                                                         62,054,108       377,943,987
                                                                        ===========      ============

NOTE 7 - QUASI-REORGANIZATION

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

NOTE 8 - SUBSEQUENT EVENTS

      Pursuant to an agreement dated June 26, 2001, David McLane, a member of the Control Group, allowed the Company to redeem his 19,007,585 shares of common stock in an amount equal to his original purchase price. McLane also resigned as an officer and director of the Company. In addition, on June 30, 2001, the Company, in principle, agreed to license the property to an entity owned by David McLane.

      Effective July 2, 2001, the Company entered into various agreements related to the restructuring of the Company:

          o Carter Fortune, a member of the Control Group, agreed to accept 16,250,000 restricted shares of the Company's common stock valued at $3,250,000 in exchange for his $2,000,000 of preferred stock and in full satisfaction of his loan and accrued interest, and dividends aggregating approximately $5,424,000.

          o Carter Fortune and Julie Fisbeck, the sister of John Fisbeck, a member of the Control Group, agreed to exchange their ownership interests in Murphy Development, Ltd., a commercial and retail real estate development company, in exchange for 600,000 restricted shares of the Company's common stock valued at $120,000.

          o Carter Fortune agreed to loan $500,000 to Murphy Development, Ltd. The loan is secured by all of Murphy's assets and is convertible at Fortune's option into shares of the Company's common stock at $.407401 per common share. Fortune also agreed to make available to Murphy a line of credit for an additional $2,250,000 as needed to fund its operations. The terms of this line of credit are the same as the terms for the earlier loan.

NOTE 9 - SEGMENT INFORMATION

      Prior to 2000, the Company operated various gaming operations through wholly-owned subsidiaries. Operations of the Company in the prior three and nine months ended May 31, 2001, were organized around three primary segments:

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

      The Company does not intend to produce its WOW-Women of Wrestling program going forward. Rather, the Company agreed in principle to general terms for licensing the property to David McLane Enterprises, Inc., which would allow for Women of Wrestling, Inc. to receive a minimum monthly dollar amount plus a percentage of certain revenues for the three and one half years with an option to purchase the property at the end of the term. As of the date of this filing a final licensing agreement has not been executed. However, the Company anticipates that an agreement will be completed in the near term.

                                           Live and
                                           Televised      Branded                      Gaming                           Segment
                                         Entertainment  Merchandise    New Media    Entertainment        Other          Totals
Three Months Ended May 31, 2001

Revenues                                 $    118,000     $    --    $         --    $         --    $         --    $    118,000
Operating costs                               (88,000)         --        (206,000)             --              --        (294,000)
Selling, general and administrative
 expenses                                          --          --              --              --        (526,000)       (526,000)
                                         ------------     -------    ------------    ------------    ------------    ------------
Segment Operating Loss                   $     30,000     $    --    $   (206,000)   $         --    $   (526,000)   $   (702,000)
                                         ============     =======    ============    ============    ============    ============

Nine Months Ended May 31, 2001

Revenues                                 $    418,000     $ 6,000    $      1,000    $         --    $         --    $    425,000
Operating costs                            (4,813,000)    (14,000)       (379,000)             --              --      (5,206,000)
Selling, general and administrative
 expenses                                          --          --              --         (56,000)     (1,616,000)     (1,672,000)
                                         ------------     -------    ------------    ------------    ------------    ------------
Segment Operating Loss                   $ (4,395,000)    $(8,000)   $   (378,000)   $    (56,000)   $ (1,616,000)   $ (6,453,000)
                                         ============     =======    ============    ============    ============    ============

As of May 31, 2001
Cash                                     $         --     $    --    $         --    $         --    $     71,000    $     71,000
Accounts receivable                             5,000          --              --              --              --           5,000
Prepaid expenses                                   --          --              --              --              --              --
Other current assets                               --          --              --              --       1,118,000       1,118,000
Net Property and equipment                         --          --              --              --          13,000          13,000
                                         ------------     -------    ------------    ------------    ------------    ------------
Total Segment Assets                     $      5,000     $    --    $         --    $         --    $  1,202,000    $  1,207,000
                                         ============     =======    ============    ============    ============    ============

Three Months Ended May 31, 2000

Operating costs                          $    (70,000)    $    --    $         --    $         --    $         --    $    (70,000)
Selling, general and administrative
 expenses                                          --          --              --         (15,000)        (65,000)        (80,000)
                                         ------------     -------    ------------    ------------    ------------    ------------
Segment Operating Loss                   $    (70,000)    $    --    $         --    $    (15,000)   $    (65,000)   $   (150,000)
                                         ============     =======    ============    ============    ============    ============

Nine Months Ended May 31, 2000

Revenues                                 $         --     $    --    $         --    $ 11,743,000    $         --    $ 11,743,000
Operating costs                               (70,000)         --              --              --              --         (70,000)
Selling, general and administrative
 expenses                                          --          --              --        (239,000)        (65,000)       (304,000)
                                         ------------     -------    ------------    ------------    ------------    ------------
Segment Operating Loss                   $    (70,000)    $    --    $         --    $ 11,504,000    $    (65,000)   $ 11,369,000
                                         ============     =======    ============    ============    ============    ============


As of August 31, 2000
Cash                                     $         --     $    --    $         --    $     61,000    $    233,000    $    294,000
Restricted cash                                    --          --              --          80,000              --          80,000
Prepaid expenses                              970,000          --              --          60,000          75,000       1,105,000
Other current assets                               --          --              --           1,000           8,000           9,000
Production costs                               60,000          --              --              --              --          60,000
Net property and equipment                         --          --              --           4,000          23,000          27,000
Other assets                                       --          --          98,000              --              --          98,000
                                         ------------     -------    ------------    ------------    ------------    ------------
Total Segment Assets                     $  1,030,000     $    --    $     98,000    $    206,000    $    339,000    $  1,673,000
                                         ============     =======    ============    ============    ============    ============

NOTE 10 - UNAUDITED CONSOLIDATING INFORMATION

                                                              Three Months Ended May 31 2001 (Unaudited)

                                                           Women of            WOW
                                                         Wrestling, Inc.  Entertainment, Inc.  Consolidated
OPERATING REVENUE                                          $ 118,000          $      --         $ 118,000
                                                           ---------          ---------         ---------

OPERATING COSTS AND EXPENSES
     Operating costs                                         294,000                 --           294,000
     Selling, general and administrative expenses            403,000            123,000           526,000
                                                           ---------          ---------         ---------
         Total Operating Costs and Expenses                  697,000            123,000           820,000
                                                           ---------          ---------         ---------

Operating Loss                                              (579,000)          (123,000)         (702,000)

OTHER EXPENSE                                                (70,000)                --           (70,000)
                                                           ---------          ---------         ---------

NET LOSS                                                   $(649,000)         $(123,000)        $(772,000)
                                                           =========          =========         =========

                                                               Nine Months Ended May 31 2001 (Unaudited)

                                                          Women of              WOW
                                                       Wrestling, Inc.    Entertainment,Inc.     Consolidated
OPERATING REVENUE                                        $   425,000         $        --         $   425,000
                                                         -----------         -----------         -----------

OPERATING COSTS AND EXPENSES
     Operating costs                                       5,206,000                  --           5,206,000
     Selling, general and administrative expenses          1,382,000             290,000           1,672,000
                                                         -----------         -----------         -----------
         Total Operating Costs and Expenses                6,588,000             290,000           6,878,000
                                                         -----------         -----------         -----------

Operating Loss                                            (6,163,000)           (290,000)         (6,453,000)

OTHER EXPENSE                                               (134,000)                 --            (134,000)
                                                         -----------         -----------         -----------

NET LOSS                                                 $(6,297,000)        $  (290,000)        $(6,587,000)
                                                         ===========         ===========         ===========

                                                                                               May 31 2001 (Unaudited)

                                                      ASSETS                    Women of               WOW
                                                                              Wrestling, Inc.   Entertainment, Inc.     Consolidated
CURRENT ASSETS
     Cash                                                                       $    50,000         $    21,000         $    71,000
     Accounts receivable                                                              5,000                  --               5,000
     Due from related entity                                                         55,000                  --                  --
     Prepaid expenses                                                                71,000              15,000              86,000
     Prepaid consulting fee                                                              --              71,000              71,000
     Prepaid compensation                                                                --             961,000             961,000
                                                                                -----------         -----------         -----------
         Total Current Assets                                                       181,000           1,068,000           1,194,000

PROPERTY AND EQUIPMENT                                                                   --              13,000              13,000
                                                                                -----------         -----------         -----------

         TOTAL ASSETS                                                           $   181,000         $ 1,081,000         $ 1,207,000
                                                                                ===========         ===========         ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Line of credit payable to stockholder                                      $ 5,250,000         $        --         $ 5,250,000
     Due to related entity                                                               --              55,000                  --
     Accounts payable and other accrued expenses                                     82,000              25,000             107,000
     Accrued dividends                                                               27,000                  --              27,000
     Accrued interest                                                                43,000                  --              43,000
     Accrued payroll and related expenses                                            30,000                  --              30,000
                                                                                -----------         -----------         -----------
         Total Current Liabilities                                                5,432,000              80,000           5,457,000
                                                                                -----------         -----------         -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock                                                              2,000,000                  --           2,000,000
     Common stock                                                                        --             607,000             607,000
     Additional paid in capital and warrants outstanding                                 --           1,300,000           1,300,000
     Accumulated deficit                                                         (7,251,000)           (906,000)         (8,157,000)
                                                                                -----------         -----------         -----------
         Total Stockholders' Equity (Deficit)                                    (5,251,000)          1,001,000          (4,250,000)
                                                                                -----------         -----------         -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $   181,000         $ 1,081,000         $ 1,207,000
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

The Company, WOW Entertainment, Inc., is the parent company of Women of Wrestling, Inc., which owns the WOW - Women of Wrestling(R) property consisting of certain intellectual property, including trademark rights in the "WOW-Women of Wrestling(R) " name, logos and character names of performers; rights in characters portrayed by performers; publicity rights of performers with respect to their performances; and copyrights in recorded performances, events, programs, advertisements and promotional materials. Beginning in September, 2000, the Company operated as an integrated media company engaged in the production and marketing of live events featuring women's professional wrestling, which were filmed for pay-per-view, Internet and television broadcast, including the weekly syndicated television series, WOW - Women of Wrestling(R). Prior to 2000, the Company operated various gaming operations through wholly-owned subsidiaries.

The Company's wholly owned subsidiary, Women of Wrestling, Inc. ("WOW"), was organized in May, 2000, began production of its weekly syndicated television series, WOW - Women of Wrestling(R) in September, 2000 and began airing the programs in the United States and marketing them internationally in October, 2000. In February 2001, WOW completed production of its first season of over-the-air syndicated shows and began re-airs of its original episodes in March 2001. After assessing the syndication, cable and network television markets for the 2001 season, the Company decided as of June, 2001 not to produce future episodes of its WOW-Women of Wrestling(R) program and discontinued related activities.

In July 2001, the Company agreed in principle to general terms for licensing the WOW - Women of Wrestling(R) property to David McLane

Enterprises, Inc. ("DME") for a minimum monthly dollar amount plus a percentage of certain revenues for three and one half years. DME is owned by David McLane, who was until June, 2001, the president, a director and one of the controlling shareholders of the Company. The Company also expects to grant an option to DME to purchase the WOW - Women of Wrestling(R) property at the end of the license. As of the date of this report, a licensing agreement with DME has not been finalized; however, the Company anticipates that an agreement will be completed in the near future.

As of June 29, 2001, the Company announced a major capital restructuring, which was effective July 2, 2001. The restructuring, which was part of several agreements and commitments between the Company and Carter Fortune, the Company's largest shareholder and the holder of certain debt and preferred stock in WOW, allowed the Company to eliminate its existing debt, acquire Murphy Development, Ltd. ("Murphy Development"), a commercial and retail real estate development company 50% owned by Mr. Fortune, and issue new convertible debt to be used to purchase and operate the Company's existing and future businesses.

As part of the restructuring, Mr. Fortune agreed to a settlement in which he will receive $3,250,000 of the Company's common stock at the June 28, 2001 closing price of $0.20 a share, or 16,250,000 restricted shares, in exchange for his $2,000,000 of WOW preferred stock and in full satisfaction of his approximately $5,424,000 of WOW debt.

In addition, Mr. Fortune and Julie Fisbeck, who is the sister of John Fisbeck, one of the members of the Control Group, also agreed to exchange their respective 50% ownership interests in Murphy Development, in exchange for $120,000 of the Company's common stock at the June 28, 2001 closing price of $0.20 a share. Mr. Fortune and Ms. Fisbeck will each receive 300,000 restricted shares.

Mr. Fortune also agreed to loan $500,000 to Murphy Development. The loan is secured by all of the assets of Murphy Development and is convertible at Mr. Fortune's option into shares of the Company's common stock at $0.407401 a share. If Mr. Fortune exercises the conversion feature for the principal amount of $500,000, he will receive 1,227,292 restricted shares. The proceeds of this loan will be used to purchase and operate other businesses.

Mr. Fortune also agreed to make available to Murphy Development a line of credit of up to $2,250,000, if and as needed, to fund its operations. The line of credit is secured by all of the assets of Murphy Development and is convertible at Mr. Fortune's option into shares of the Company's common stock at $0.407401 a share. If the full amount of the line of credit is loaned and Mr. Fortune exercises the conversion feature on the full principal amount, he will receive 5,522,814 restricted shares.

The Company will provide through the filing of Form 8-K financial statements for Murphy Development as they are available which is anticipated to be not later than 60 days after the filing of this report.

Because of the Company's expanded current and future anticipated holdings beyond Women of Wrestling, Inc., the Company plans to amend its Certificate of Incorporation to change its name from WOW Entertainment, Inc. to Fortune Diversified Industries, Inc. The name change is anticipated to occur as soon as the Company has provided the required information and notice to its shareholders and has otherwise complied with applicable requirements of state and federal law.

Also as a part of its restructuring, the Company redeemed, effective as of June 26, 2001, 19,007,585 shares of common stock of the Company from David B. McLane, which represented all the shares owned by Mr. McLane. Concurrently with the redemption, Mr. McLane resigned from the Board of Directors of the Company and as the President of the Company and its subsidiaries. Mr. McLane was formerly part of the Control Group along with Messrs. Fisbeck and Fortune. As a result of the redemption, Mr. McLane is no longer a member of the Control Group.

As of May 22, 2001, the Company and its subsidiary, Women of Wrestling, Inc. ("WOW"), executed an Amendment to its Distribution Agreement with M/G Perin, Inc. and Richard Perin (collectively "Perin")in which they agreed to terminate their Distribution Agreement dated January 18, 2000 and enter into a new agreement covering only WOW's free television programs created through May 22, 2001. The new agreement will extend no later than through September 30, 2001 for domestic distribution and December 31, 2001 for foreign distribution. Perin will be entitled to collect and retain all domestic distribution and foreign television advertising or licensing revenues relating to any licensing of WOW's programs that occurs during Perin's continued representation through September 30, 2001 or December 31, 2001, respectively (with the exception only of amounts, if any, already paid to WOW). Since Perin is paying all expenses relating to distribution of WOW's programs, Perin shall have the right to discontinue the distribution of the programs at any time, provided Perin gives as much advance notice to WOW as is reasonably practicable. In the event a substantial portion of the assets or stock of WOW are sold or licensed, Perin's rights to continue to distribute WOW's programs shall terminate thirty days after the consummation of such a sale or license.

Also as part of the agreement, Mr. Perin returned for cancellation by the Company 1,839,556 restricted shares which represented all of his common stock in the Company. All rights to warrants issuable under the Distribution Agreement were also voided. Perin also received funding from WOW sufficient to pay certain payables incurred in connection with its representation of WOW. The funds used to pay Perin were loaned to WOW by Carter Fortune, a member of the Control Group of the Company.

During the period covered by this report, the Company received license fees for its production of television programming through its distribution agreement with Perin. Revenue was recognized by the Company from its direct distribution, exploitation, or licensing of its films and television programs, before deduction for any of the Company's direct costs of distribution. For markets and territories in which the Company's fully or jointly-owned films and television programs were distributed by third parties, revenue was the net amounts payable to the entity by third party distributors. Revenue was reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

The Company has implemented Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films", which requires special accounting for production costs relating to episodic television series. Specifically, SOP 00-2 requires a company to demonstrate through its experience and industry norms that the number of episodes already produced, plus those for which a firm commitment exists and the entity expects to deliver, can be licensed in the secondary market before an episodic television series can implement the individual-film-forecast-computation method to amortize production costs. SOP 00-2 further stipulates that until an entity can establish estimates of secondary market revenue, capitalized costs for each episode produced should not exceed an amount equal to the amount of revenue contracted for that episode, the entity should expense as incurred production costs in excess of this limitation on an episode-by-episode basis, and the entity should expense all capitalized costs for each episode as it recognizes the related revenue for each episode. The Company follows the more conservative episode-by-episode basis versus the individual-film-forecast-computation method. Furthermore, as the Company had effectively recognized revenues from the initial airing of all of the episodes produced through the quarter-end, all production costs as of May 31, 2001, were expensed. As such, the Company did not have any capitalized production costs as of May 31, 2001.

Advertising and exploitation costs, which include marketing, advertising, publicity, promotion, and other distribution expenses incurred in connection with the distribution of a film or television program, were expensed as incurred.

The Company accounts for all stock based compensation under the provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which uses the term "compensation" in its broadest sense to refer to consideration paid for goods and services, regardless of whether the supplier is an employee or not. On January 12, 2001, the Company hired Jeffrey J. Lewis as its CEO. In connection with his hiring, he was granted an option to purchase 1,200,000 shares of common stock at an aggregate purchase price of $12,000. The options vest at the rate of 200,000 shares every six months beginning July 12, 2001. In connection with the change in control of the Company in September, 2000, the Company issued 50,000 new warrants to the Company's former CEO. Each new warrant is convertible into one share of common stock at an exercise price of $1.00 per share exercisable from June 30, 2002 through June 30, 2008.
In connection with a certain distribution agreement, the Company's former distributor was granted a warrant to purchase 1% of the common stock owned by the Control Group at an aggregate exercise price of $1,000,000. This agreement was terminated in May 2001 and the warrant rights were voided. In connection with a certain consulting agreement, the Company's investment banker was granted an option to purchase 150,000 shares of common stock at an aggregate exercise price of approximately $143,000. The option is exercisable immediately and expires in 2005. The Company values stock options and warrants issued based upon an option-pricing model and recognizes this value as an expense over the period in which the option vests.

RESULTS OF OPERATIONS:

Operations of the Company in the prior three and nine months ended May 31, 2001 were organized around three primary segments:

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

COMPARISON OF THE THREE MONTH PERIODS ENDED MAY 31, 2001 AND MAY 31, 2000

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                  Live and
                                  Televised       Branded                    Gaming                   Segment
                                Entertainment   Merchandise   New Media   Entertainment     Other     Totals

Three-months ended May 31, 2001

Revenue                             118,000           -0-          -0-           -0-          -0-      118,000
Operating costs                    (88,000)           -0-     (206,000)          -0-          -0-    (294,000)
Selling, general and
administrative                          -0-           -0-          -0-           -0-    (526,000)    (526,000)
                                -----------      --------     --------      --------    ---------    ---------


Operating income (loss)              30,000           -0-     (206,000)          -0-    (526,000)    (702,000)
                                ===========      ========     ========      ========    =========    =========

As of May 31, 2001

Total segment assets                  5,000           -0-          -0-           -0-    1,202,000    1,207,000

Three-months ended May 31, 2000

Revenue                                 -0-           -0-          -0-           -0-          -0-          -0-
Operating costs                    (70,000)           -0-          -0-           -0-          -0-     (70,000)
Selling, general and
administrative                          -0-           -0-          -0-      (15,000)     (65,000)     (80,000)
                                -----------      --------     --------      --------    ---------    ---------

Operating income (loss)                 -0-           -0-          -0-      (15,000)     (65,000)    (150,000)
                                ===========      ========     ========      ========    =========    =========

As of August 31, 2000

Total segment assets              1,030,000           -0-       98,000       206,000      339,000    1,673,000

Revenues

Revenue for the three months ended May 31, 2001 was $118,000, compared to zero for the three months ended May 31, 2000, an increase of $118,000. The increase in revenue was primarily due to an increase in revenue in the Company's Live and Televised Entertainment segment of $118,000, which was from the distribution of the Company's television show WOW-Women of Wrestling(R). While the Company did have an increase in revenues from the prior fiscal year in its Live and Televised Entertainment segment, this was because the Company only began operations in the segment in May of last year, and revenues from the distribution of the Company's television show were significantly below expectations, in part, due to the downturn in the U.S. economy and its adverse effect on the advertising market. The Company did not recognize revenue in its Branded Merchandise and New Media segments for the three months ended May 31, 2001 and did not recognize any revenue in either segment for the same period in the previous fiscal year.

Costs and Expenses

The Company began additional operations, primarily the production of its one-hour weekly television program, WOW-Women of Wrestling(R), starting in May, 2000. Operating costs were $294,000 for the three months ended May 31, 2001 compared to $70,000 for the three months ended May 31, 2000, an increase of $224,000. This increase was primarily due to an increase of $28,000 in costs in the Company's Live and Televised Entertainment segment in which there was an increase of $13,000 in production costs and an increase of $5,000 in exploitation costs that were related to the Company's weekly, one-hour, syndicated television show, WOW-Women of Wrestling(R), and the pay-per-view event WOW-Women of Wrestling...Unleashed. In the New Media segment, the Company had an increase of $206,000 in operating costs for the quarter ended May 31, 2001 compared to the same period in the previous fiscal year. This increase was primarily related to salaries and benefits and website maintenance, and the fact that the Company did not commence operations in the segment until subsequent to the previous fiscal year. The Company did not incur any operating costs in its discontinued Gaming Entertainment or Branded Merchandise segments for either the quarter ended May 31, 2001 or for the same period in the previous fiscal year.

Selling, general and administrative expenses were $526,000 for the three months ended May 31, 2001, compared to $80,000 for the three months ended May 31, 2000, an increase of $446,000. The change was primarily due to an increase of $290,000 in bad debt expense associated with the distribution of the Company's syndicated television show. The remaining increase was attributable to an increase in employee compensation, legal, accounting and consulting fees related to the Company's change in ownership and operating direction.

Interest income for the three months ended May 31, 2001 was approximately $5,000, primarily related to interest accrued on the distribution commission advanced to the Company's distributor. Interest income for the three months ended May 31, 2000 was approximately $2,000, primarily related to funds held in escrow in connection with the settlement of a lawsuit. In November 1999, the Company agreed to transfer to a shareholder all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to or in connection with the settlement of a lawsuit.

Interest expense for the three months ended May 31, 2001 was approximately $75,000 from the Company's line of credit. Interest expense for the three months ended May 31, 2000 was zero.

COMPARISON OF THE NINE MONTH PERIODS ENDED MAY 31, 2001 AND MAY 31, 2000

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                  Live and
                                  Televised       Branded                    Gaming                   Segment
                                Entertainment   Merchandise   New Media   Entertainment     Other     Totals

Nine-months ended May 31, 2001

Revenue                             418,000         6,000        1,000           -0-          -0-       425,000
Operating costs                 (4,813,000)      (14,000)    (379,000)           -0-          -0-   (5,206,000)
Selling, general and
administrative                          -0-           -0-          -0-      (56,000)  (1,616,000)   (1,672,000)
                                -----------      --------    ---------    ----------  -----------   -----------

Operating income (loss)         (4,395,000)       (8,000)    (378,000)      (56,000)  (1,616,000)   (6,453,000)
                                ===========      ========    =========    ==========  ===========   ===========

As of May 31, 2001

Total segment assets                  5,000           -0-          -0-           -0-    1,202,000     1,207,000

Nine-months ended May 31, 2000

Revenue                                 -0-           -0-          -0-    11,743,000            -    11,743,000
Operating costs                    (70,000)           -0-          -0-           -0-          -0-           -0-
Selling, general and
administrative                          -0-           -0-          -0-     (239,000)     (65,000)     (304,000)
                                -----------      --------    ---------    ----------  -----------   -----------

Operating income (loss)            (70,000)           -0-          -0-    11,504,000     (65,000)    11,369,000
                                ===========      ========    =========    ==========  ===========   ===========

As of August 31, 2000

Total segment assets              1,030,000           -0-       98,000       206,000      339,000     1,673,000

Revenues

Revenue for the nine months ended May 31, 2001 was $425,000, compared to $11,743,000 for the nine months ended May 31, 2000, a decrease of $11,318,000. The decrease in revenue was primarily due to a decrease in revenue in the discontinued Gaming Entertainment segment of $11,743,000, which was a result of the confirmation of a bankruptcy plan dated November 23, 1999 (prior to the change in control) and the dismissal of an adversary complaint filed by the Company's unsecured creditors challenging the transfer of certain gaming assets (the Gold Coast Barge) to the Company for which the Company recognized "Deferred Charter Revenue" of approximately $11,743,000 as revenue for the nine months ended May 31, 2000. In the Live and Televised Entertainment segment, the increase of $418,000 was mostly from the distribution of the Company's television show WOW-Women of Wrestling(R), which accounted for $313,000, and pay-per-view revenues of $105,000. While the Company did have an increase in revenues from the prior fiscal year in its Live and Televised Entertainment segment, this was because the Company only began operations in the segment subsequent to last year, and revenues from the distribution of the Company's television show were significantly below expectations in part due to the downturn in the U.S. economy and its adverse effect on the advertising market. The Company recognized $1,000 and $6,000 of revenue in its Branded Merchandise and New Media segments for the nine months ended May 31, 2001 and did not recognize any revenue in either segment for the same period in the previous fiscal year.

Costs and Expenses

The Company began additional operations, primarily the production of its one-hour weekly television program, WOW-Women of Wrestling, starting in May, 2000. Operating costs were $5,206,000 for the nine months ended May 31, 2001 compared to $70,000 for the three months ended May 31, 2000, an increase of $5,136,000. This increase was primarily due to an increase of $4,743,000 in the Company's Live and Televised Entertainment segment in which there was an increase of $3,452,000 in production costs and an increase of $1,291,000 in exploitation costs that were related to the Company's weekly, one-hour, syndicated television show, WOW-Women of Wrestling(R) and pay-per-view event WOW-Women of Wrestling...Unleashed. In the Branded Merchandise segment, the Company had an increase of $14,000 in operating costs for the nine months ended May 31, 2001 compared to the same period in the previous fiscal year. This increase was primarily related to design and product costs and because the Company did not commence operations in the segment until subsequent to the previous fiscal year. In the New Media segment, the Company had an increase of $379,000 in operating costs for the nine months ended May 31, 2001 compared to the same period in the previous fiscal year. This increase was primarily related to salaries and benefits and website maintenance, and the fact that the Company did not commence operations in the segment until subsequent to the previous fiscal year. The Company did not incur any operating costs in its discontinued Gaming Entertainment segment for either the nine months ended May 31, 2001 or for the same period in the previous fiscal year.

Selling, general and administrative expenses were $1,672,000 for the nine months ended May 31, 2001, compared to $304,000 for the nine months ended May 31, 2000, an increase of $1,368,000. The change was primarily due to an increase of $539,000 in bad debt expense associated with the distribution of the Company's syndicated television show. The remaining increase was attributable to an increase in employee compensation, legal, accounting and consulting fees related to the Company's change in ownership and operating direction.

Interest income for the nine months ended May 31, 2001 was approximately $19,000, primarily related to interest accrued on the distribution commission advance to the Company's distributor. Interest income for the nine months ended May 31, 2000 was approximately $24,000, primarily related to funds held in escrow in connection with the settlement of a lawsuit. In November 1999, the Company agreed to transfer to a shareholder all payments, distributions, dividends and proceeds of any type to which the Company is entitled pursuant to or in connection with the settlement of a lawsuit.

Interest expense for the nine months ended May 31, 2001 was approximately $153,000 from the Company's line of credit. Interest expense for the nine months ended May 31, 2000 was approximately $1,368,000 on debt owed to a shareholder. In November 1999, the shareholder agreed to release the Company from all debts and liabilities.

For the nine months ended May 31, 2000, the Company recorded a net gain of approximately $4,105,000, of which $7,000 represents the reversal of accrued expenses relating to a building in Mobile, Alabama, which was sold in March 1999. A net gain of $4,098,000 was the result of cancellation of indebtedness to a shareholder in exchange for all payments, distributions, dividends and proceeds of any type to which the Company is entitled under the November, 1999 settlement agreement. No such gains were recorded for the nine months ended May 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of approximately $71,000 as of May 31, 2001. As of May 31, 2001, the Company had no outstanding bank borrowings.

As of June 29, 2001, the Company announced a major capital restructuring, which was effective July 2, 2001. The restructuring, which was part of several agreements and commitments between the Company and Carter Fortune, the Company's largest shareholder and the holder of certain debt and preferred stock in WOW, allowed the Company to eliminate its existing debt, acquire Murphy Development, Ltd. ("Murphy Development"), a commercial and retail real estate development company 50% owned by Mr. Fortune, and issue new convertible debt to be used to purchase and operate the Company's existing and future businesses.

As part of the restructuring, Mr. Fortune agreed to a settlement in which he will receive $3,250,000 of the Company's common stock at the June 28, 2001 closing price of $0.20 a share, or 16,250,000 restricted shares, in exchange for his $2,000,000 of WOW preferred stock and in full satisfaction of his approximately $5,424,000 of WOW debt.

In addition, Mr. Fortune and Julie Fisbeck, who is the sister of John Fisbeck, one of the members of the Control Group, also agreed to exchange their respective 50% ownership interests in Murphy Development, in exchange for $120,000 of the Company's common stock at the June 28, 2001 closing price of $0.20 a share. Mr. Fortune and Ms. Fisbeck will each receive 300,000 restricted shares.

Mr. Fortune also agreed to loan $500,000 to Murphy Development. The loan is secured by all of the assets of Murphy Development and is convertible at Mr. Fortune's option into shares of the Company's common stock at $0.407401 a share. If Mr. Fortune exercises the conversion feature for the principal amount of $500,000, he will receive 1,227,292 restricted shares. The proceeds of this loan will be used to purchase and operate other businesses.

Mr. Fortune also agreed to make available to Murphy Development a line of credit of up to $2,250,000, if and as needed, to fund its operations. The line of credit is secured by all of the assets of Murphy Development and is convertible at Mr. Fortune's option into shares of the Company's common stock at $0.407401 a share. If the full amount of the line of credit is loaned and Mr. Fortune exercises the conversion feature on the full principal amount, he will receive 5,522,814 restricted shares.

The Company's wholly owned subsidiary, Women of Wrestling, Inc. ("WOW"), was organized in May, 2000, began production of its weekly syndicated television series, WOW - Women of Wrestling(R) in September, 2000 and began airing the programs in the United States and marketing them internationally in October, 2000. In February 2001, WOW completed production of its first season of over-the-air syndicated shows and began re-airs of its original episodes in March 2001. After assessing the syndication, cable and network television markets for the 2001 season, the Company decided as of June, 2001 not to produce future episodes of its WOW-Women of Wrestling(R) program and discontinued related activities.

In July 2001, the Company agreed in principle to general terms for licensing the WOW - Women of Wrestling(R) property to David McLane Enterprises, Inc. ("DME") for a minimum monthly dollar amount plus a percentage of certain revenues for three and one half years. DME is owned by David McLane, who was until June, 2001, the president, a director and one of the controlling shareholders of the Company. The Company also expects to grant an option to DME to purchase the WOW - Women of Wrestling(R) property at the end of the license. As of the date of this report, a licensing agreement with DME has not been finalized; however, the Company anticipates that an agreement will be completed in the near future.

As of May 22, 2001, the Company and its subsidiary, Women of Wrestling, Inc. ("WOW"), executed an Amendment to its Distribution Agreement with M/G Perin, Inc. and Richard Perin (collectively "Perin")in which they agreed to terminate their Distribution Agreement dated January 18, 2000 and enter into a new agreement covering only WOW's free television programs created through May 22, 2001. The new agreement will extend no later than through September 30, 2001 for domestic distribution and December 31, 2001 for foreign distribution. Perin will be entitled to collect and retain all domestic distribution and foreign television advertising or licensing revenues relating to any licensing of WOW's programs that occurs during Perin's continued representation through September 30, 2001 or December 31, 2001, respectively (with the exception only of amounts, if any, already paid to WOW). Since Perin is paying all expenses relating to distribution of WOW's programs, Perin shall have the right to discontinue the distribution of the programs at any time, provided Perin gives as much advance notice to WOW as is reasonably practicable. In the event a substantial portion of the assets or stock of WOW are sold or licensed, Perin's rights to continue to distribute WOW's programs shall terminate thirty days after the consummation of such a sale or license.

Also as part of the agreement, Mr. Perin returned for cancellation by the Company 1,839,556 restricted shares which represented all of his common stock in the Company. All rights to warrants issuable under the Distribution Agreement were also voided. Perin also received funding from WOW sufficient to pay certain payables incurred in connection with its representation of WOW. The funds used to pay Perin were loaned to WOW by Carter Fortune, a member of the Control Group of the Company.

In addition to Murphy Development, the Company is also reviewing the potential acquisition and/or operation of other businesses. Any such action will be based upon Management's analysis of the specific business and the respective industry, as well as the Company's ability to utilize a capital structure that is beneficial to the Company's shareholders.

The Company's short and long term capital requirements will depend upon many factors, including whether it acquires and/or operates other businesses, the potential license of the WOW - Women of Wrestling(R) property and the success of various real estate developments undertaken by Murphy Development. Many of these and other factors are beyond the Company's control.

The Unaudited Interim Consolidated Financial Statements prepared by Katz Sapper & Miller, LLP did not contain in this report, as it had in the previously filed reports, an explanatory paragraph regarding the Company's ability to continue as a going concern. Management believes that the Company will be able to continue operations through May 31, 2002.

Following the conclusion of its first season of production of WOW-Women of Wrestling(R), the Company terminated its agreements with its performers and terminated much of its production staff. As of the date of this report, the Company has three employees. However, the Company anticipates that it will hire additional employees over the next 12 months.

The Company's subsidiary, Women of Wrestling, Inc., no longer leases space at The Great Western Forum located 3900 W. Manchester Blvd., Los Angeles, California.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits

Exhibit Number    Description
--------------    -----------

(a)  Exhibits.

EXHIBIT
  NO.                      DESCRIPTION                             LOCATION
-------                    -----------                             --------


Exhibit 10.1      Stock Redemption Agreement, dated as of          (2) Exh. 7.1
                  June 26, 2001,between WOW Entertainment, Inc.,
                  Women of Wrestling, Inc., David B. McLane and David McLane Enterprises, Inc.

Exhibit 10.2      Amendment to Distribution Agreement, dated as    (2) Exh. 7.2
                  of May 22, 2001, between Carter Fortune, WOW
                  Entertainment, Inc., Women of Wrestling, Inc.
                  and M/G Perin, Inc. and Richard Perin.

Exhibit 10.3 Agreement dated as of July 2, 2001, between WOW (1) Entertainment, Inc., Women of Wrestling, Inc., and Carter M. Fortune

Exhibit 10.4      Exchange Agreement dated as of July 2, 2001,     (1)
                  between WOW Entertainment Inc., Julie Fisbeck and Carter M. Fortune

Exhibit 10.5      Exchangeable Promissory Note dated as of July    (1)
                  2, 2001, by Murphy Development, Ltd.

Exhibit 10.6      Exchangeable Line of Credit Promissory Note      (1)
                  dated as of July 2, 2001, by Murphy Development,
                  Ltd.

Exhibit 10.7      Optional Exchange Agreement dated as July 2,     (1)
                  2001, between WOW Entertainment, Inc., Carter
                  Fortune, and Murphy Development, Ltd.

     (1)  Enclosed herewith.

     (2) This exhibit is incorporated by reference to the Company's Current Report on Form 8-K dated July 11, 2000.

(b) Reports on Form 8-K. The following report was filed by the Company during the third quarter of fiscal year 2000-2001:

     (1) Form 8-K dated July 11, 2001 with respect to the change in control and redemption of common stock owned by David McLane and the Amendment of the Distribution Agreement with M/G Perin, Inc. and Richard Perin.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                          WOW ENTERTAINMENT, INC.


Date: 7/16/01             By: /s/ Douglas E. May
                              ------------------------------
                              Douglas E. May
                              Vice President of Finance and
                              Chief Financial Officer