Form 10KSB
period 2001-08-31
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2001-11-29
CIK 851249

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                for the transition period ended August 31, 2001

                      Fortune Diversified Industries, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                                     0-19049
                             ----------------------
                             Commission file number

          Delaware                                      74-2504501
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


           6809 Corporate Drive
           Indianapolis, Indiana                           46278
---------------------------------------------           -------------
  (Address of principal executive offices)                (Zip Code)

                                 (317) 532-1374
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

On November 26, 2001 the aggregate market value of the voting stock of the Company held by non-affiliates of the Company was approximately $451,323.

On November 26, 2001 there were 69,496,629 shares of the Company's Common Stock outstanding.

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

                       FORTUNE DIVERSIFIED INDUSTRIES, INC

                         2001 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Description of Business...........................................  4

Item 2.   Description of Property........................................... 11

Item 3.   Legal Proceedings................................................. 11

Item 4.   Submission of  Matters to a Vote of Security Holders.............. 11

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.......... 11

Item 6.   Management's Discussion and Analysis or Plan of Operation......... 12

Item 7.   Financial Statements.............................................. 23

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.............................................. 23


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Section 16(a) Beneficial Ownership Report Compliance.............. 23

Item 10.  Executive Compensation............................................ 25

Item 11.  Security Ownership of Certain Beneficial Owners and Management.... 27


Item 12.  Certain Relationships and Related Transactions..................... 30

Item 13.  Exhibits and Reports on Form 8-K................................... 31

SIGNATURES................................................................... 50

                                     PART I

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

ITEM 1. DESCRIPTION OF BUSINESS

Fortune Diversified Industries, Inc. (formerly known as WOW Entertainment, Inc. and prior to that American Gaming & Entertainment, Ltd.), is a Delaware corporation incorporated in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and such subsidiaries unless the context otherwise requires. The Company is the parent company of Cornerstone Wireless Services, Incorporated, Women of Wrestling, Inc., and Murphy Development, Ltd. Prior to 2000, the Company owned equity interests in various properties that were utilized in casino gaming projects. The Company is no longer seeking to develop gaming projects.

Cornerstone Wireless Services, Incorporated and its affiliates (collectively, "CWSI" or "Cornerstone") provide a full line of architectural and engineering services for cellular, personal communication services (PCS), specialized mobile radio (SMR), enhanced specialized mobile radio (ESMR), microwave systems, fixed wireless providers, including emerging wideband technologies for consolidators, carriers and utilities. Detailed services include site surveys, site layout drawings, architectural aesthetic designs, foundation designs, antenna mount designs, geo-technical investigation and reports, structural analysis and environmental assessments. Cornerstone is pursuing assignments and projects anywhere within the United States. Women of Wrestling, Inc. ("WOW") owns the WOW
- Women of Wrestling(R) property. In July 2001, WOW agreed in principle to general terms for licensing the property to David McLane Enterprises, Inc. for a minimum monthly dollar amount plus a percentage of certain revenues for three and one half years. As of the date of this report, no licensing agreement with David McLane Enterprises, Inc. has been entered into by the Company. Murphy Development, Ltd. is a commercial and retail real estate development company.

The Company's primary operating focus has shifted in the past year from the entertainment industry to the wireless telecommunications industry through its subsidiary, Cornerstone. Because of the Company's change in operating focus and expanded current and future anticipated holdings beyond Women of Wrestling, Inc., the Company amended its Certificate of Incorporation to change its name from "WOW Entertainment, Inc." to "Fortune Diversified Industries, Inc." and stock symbol from "WOWI" to "FDVI" effective after the close of business on August 16, 2001.

CORNERSTONE WIRELESS SERVICES

CWSI was acquired by the Company for nominal consideration from its incorporator, William A. Shoemake. Cornerstone first began business operations as of July 2001. Cornerstone hired Mr. Shoemake to serve as its President and Chief Executive Officer. Mr. Shoemake and a management team made up of seasoned telecom professionals will direct the development of a full line of architectural and engineering services specializing in the wireless telecommunications industry. Through its experienced personnel and range of resources and services, CWSI has the capability to assist its customers with the site development process from visualization to completion. Through all phases of a project, CWSI's objective is to utilize its own staff to perform the required services. It is CWSI's dedication to the industry, detail, productivity and quality that are the keystones of its mission and how it intends to set itself apart from the competition.

CWSI specializes in architectural and engineering services for cellular, PCS, SMR, ESMR, microwave systems, fixed wireless providers, including emerging wideband technologies for consolidators, carriers and utilities. Detailed services include site surveys, site layout drawings, architectural aesthetic designs, foundation designs, antenna mount designs, geo-technical investigation and reports, structural analysis and environmental assessments. CWSI is pursuing assignments and projects anywhere within the United States.

Management believes that the need for CWSI's services in the coming years will be significant. In order to meet the bandwidth and usage needs of consumers that management believes will be required in the coming years for second generation to third generation wireless data applications (commonly referred to as 2G, 2.5G and 3G), cell site density will need to increase anywhere from four to eight fold. In addition to the build out of additional sites, as usage changes occur, existing tower and base station configurations will also need to change. CWSI is positioned to provide to the industry the re-engineering and design services necessary to meet its evolving needs.

The past year has seen a significant downturn in the economy and management has witnessed many companies in the telecommunications industry significantly reduce their operations. Management has observed the number of builds within the industry decline in conjunction with the economy. Management has also observed, as a result of this decline, many architectural and engineering companies leaving the wireless segment. It was during this downturn when CWSI began operations, viewing the downturn as an opportunity to position for future growth. Because of CWSI's experienced management team and focus in the wireless telecom industry, it is in the process of becoming a qualified provider of services to most major carriers and consolidators in the industry. CWSI has also been building and training its staff and increasing its capacity in a planned growth strategy over the past quarter, which will continue in the coming year. While the number of builds within the industry declined in conjunction with the economy, the infrastructure capacity needs did not. When the industry resumes the infrastructure build out for 2G to 2.5G to 3G and beyond, management believes that CWSI will be positioned as a recognized provider with the capacity to meet and exceed the industry's needs.

WOMEN OF WRESTLING

Women of Wrestling, Inc. (WOW), owns the WOW - Women of Wrestling(R) property consisting of certain intellectual property, including trademark rights in the "WOW-Women of Wrestling(R)" name, logos and character names of performers; rights in characters portrayed by performers; publicity rights of performers with respect to their performances; and copyrights in recorded performances, events, programs, advertisements and promotional materials. Beginning in September, 2000, WOW operated as an integrated media company engaged in the production and marketing of live events featuring women's professional wrestling, which were filmed for pay-per-view, Internet and television broadcast, including the weekly syndicated television series, WOW - Women of Wrestling(R).

WOW was organized in May, 2000, began production of its weekly syndicated television series, WOW - Women of Wrestling(R) in September, 2000 and began airing the programs in the United States and marketing them internationally in October, 2000. In February 2001, WOW completed production of its first season of over-the-air syndicated shows and began re-airs of its original episodes in March, 2001. After assessing the syndication, cable and network television markets for the 2001 season, WOW decided as of June, 2001 not to produce future episodes of its WOW-Women of Wrestling(R) program and discontinued related activities.

In July 2001, WOW agreed in principle to general terms for licensing the WOW - Women of Wrestling(R) property to David McLane Enterprises, Inc. ("DME") for a minimum monthly dollar amount plus a percentage of certain revenues for three and one half years. DME is owned by David McLane, who was until June, 2001, the president, a director and one of the controlling shareholders of the Company. When a licensing agreement is concluded, the Company also plans to grant an option to DME to purchase the WOW - Women of Wrestling(R) property at the end of the license. As of the date of this report, a licensing agreement with DME has not been finalized and it is uncertain whether any licensing agreement will be entered into with DME.

MURPHY DEVELOPMENT

Murphy Development, Ltd., is a commercial and retail real estate development company. On July 2, 2001, the Company purchased Murphy Development, Ltd. from Carter Fortune, the Company's largest shareholder, and Julie Fisbeck, the sister of John Fisbeck, one of the members of the Control Group. The primary assets of Murphy Development, Ltd the past fiscal year were pre-acquisition development costs of a northeast, Ohio commercial development, including several options to purchase real estate. Recently, Murphy Development, Ltd. exercised the options. However, it does not anticipate closing on the real estate due to the unavailability of financing under terms acceptable to Murphy Development, Ltd. and the lack of a commitment from a major anchor tenant. The options will expire at the end of 2001 unless further negotiations to extend the options occur.

2001 CAPITAL RESTRUCTURING

The Company engaged in a major capital restructuring, which was effective July 2, 2001. The restructuring, which was part of several agreements and commitments between the Company and Carter Fortune, the Company's largest shareholder and the holder at the time of certain debt and preferred stock in WOW, allowed the Company to eliminate its existing debt, acquire Murphy Development, Ltd. ("Murphy Development"), a commercial and retail real estate development company 50% owned by Mr. Fortune, and issue new convertible debt to be used to purchase and operate the Company's existing and future businesses, including CWSI. As part of the restructuring, Mr. Fortune agreed to a settlement in which he received $3,250,000 of the Company's common stock at the June 28, 2001 closing price of $0.20 a share, or 16,250,000 restricted shares, in exchange for his $2,000,000 of WOW preferred stock and in full satisfaction of his approximately $5,424,000 of debt owed by WOW.

In addition, Mr. Fortune and Julie Fisbeck, who is the sister of John Fisbeck, one of the members of the Control Group, also agreed to exchange their respective 50% ownership interests in Murphy Development, in exchange for $120,000 of the Company's common stock at the June 28, 2001 closing price of $0.20 a share. Mr. Fortune and Ms. Fisbeck each received 300,000 restricted shares of the Company's common stock.

Mr. Fortune also agreed to loan $500,000 to Murphy Development. The loan was secured by all of the assets of Murphy Development and convertible at Mr. Fortune's option into shares of the Company's common stock at $0.407401 a share. Mr. Fortune exercised the conversion feature for the principal amount of $500,000, on August 27, 2001 and received 1,227,292 restricted shares of the Company's common stock.

Mr. Fortune also agreed to make available to Murphy Development a line of credit of up to $2,250,000, if and as needed, to fund its operations. The line of credit was secured by all of the assets of Murphy Development and convertible at Mr. Fortune's option into shares of the Company's common stock at $0.407401 a share. On August 27, 2001, Murphy Development drew down the entire $2,250,000 line of credit. Also on August 27, 2001, Mr. Fortune exercised the conversion feature on the full principal amount, and received 5,522,814 restricted shares of the Company's common stock.

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

As of May 22, 2001, the Company and its subsidiary, Women of Wrestling, Inc. ("WOW"), executed an Amendment to its Distribution Agreement with M/G Perin, Inc. and Richard Perin (collectively "Perin") in which they agreed to terminate their Distribution Agreement dated January 18, 2000 and enter into a new agreement covering only WOW's free television programs created through May 22, 2001. The new agreement extended no later than through September 30, 2001 for domestic distribution and December 31, 2001 for foreign distribution. Perin was entitled to collect and retain all domestic distribution and foreign television advertising or licensing revenues relating to any licensing of WOW's programs that occurred during Perin's continued representation through September 30, 2001 or December 31, 2001, respectively (with the exception only of amounts, if any, already paid to WOW). Since Perin was paying all expenses relating to distribution of WOW's programs, Perin had the right to discontinue the distribution of the programs at any time, provided Perin gave as much advance notice to WOW as reasonably practicable. In the event a substantial portion of the assets or stock of WOW are sold or licensed, Perin's rights to continue to distribute WOW's programs would terminate thirty days after the consummation of such a sale or license.

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

2000 CHANGE OF CONTROL

On September 1, 2000, David B. McLane, John F. Fisbeck and Carter M. Fortune (collectively, the "Control Group") and their assigns collectively purchased 61,318,563 shares of Common Stock. Of the 61,318,563 shares purchased, 57,360,255 shares were purchased by the Control Group. The right to purchase the remainder of the shares was assigned to family members of the Control Group and employees and consultants of WOW Entertainment, Inc., a company owned by the Control Group (which company became a wholly-owned subsidiary of the Company and changed its name to Women of Wrestling, Inc.). In particular, the Company's distributor of its television program, M/G Perin, Inc. through its principal shareholder, Richard Perin, purchased 3% of the 61,318,563 shares Common Stock pursuant to the Distribution Agreement with the Company. (MG Perin, Inc. was also entitled to receive a warrant to purchase 1% of the Common Stock owned by the Control Group). The source of funds for all purchases was from personal funds. Collectively, the stock purchased represented 98.1% of the outstanding common stock of the Company.

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

The other agreement was with Shamrock Holdings Group, Inc. ("Shamrock", and collectively with the Estate, the "Sellers") and provided for the purchase of 970,503 shares of Common Stock (of which 233,260 shares were converted from the Company's Series A Preferred Stock owned by Shamrock pursuant to a notice of conversion delivered to the Company dated as of July 21, 2000) for $1,800 in cash.

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

2) A 1 for 6 reverse stock split resulting in each share of Common Stock being reclassified into 0.1667 of a share of new common stock, $0.01 par value; and

3) The amendment and restatement of the Company's Certificate Incorporation, which included amendments to reflect the reverse stock split and to change the name of the Company from "American Gaming & Entertainment, Ltd." to "WOW Entertainment, Inc."

Also in October, 2000, the Company elected Mr. May as Secretary and Vice President of Finance; Kevin Foster as Chief Information Officer and Vice President of New Media; Selina Majors as Vice President of Talent and Steven Blance as Vice President of Creative Affairs. Messrs. Foster and Blance and Ms. Majors were removed as officers of the Company as a result of the 2001 capital restructuring.

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


COMPETITION

The markets in which the Company operates are highly competitive, requiring substantial resources and skilled and experienced personnel. The Company competes with other independent contractors in most of the geographic markets in which it operates, and several of its competitors are large companies that have greater financial, technical and marketing resources than the Company does. In addition, there are relatively few barriers to entry into the industries in which the Company operates and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. Management believes that a significant portion of the Company's revenue will be derived from fixed price and unit price agreements, and price will often be an important factor in the award of such agreements. Accordingly, the Company could be underbid by its competitors in an effort by them to procure such business. The Company believes that as demand for its services increases, customers will increasingly consider other factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which management of the Company believes will benefit it. There can be no assurance, however, that the Company's competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to the Company's services, or that the Company will be able to maintain or enhance its competitive position. The Company may also face competition from the in-house service organizations of its existing or prospective customers that employ personnel who perform some of the same types of services as those provided by the Company. Although a significant portion of these services are currently outsourced, there can be no assurance that its existing or prospective customers will continue to outsource services in the future.

REGULATION

The Company's operations are subject to various federal, state and local laws and regulations including:

     - licensing requirements applicable to architects, engineers and other professionals;

     -    building and electrical codes;

     - permitting and inspection requirements applicable to construction projects;

     - Federal Communication Commission and Federal Aviation Administration regulations and requirements;

     -    regulations relating to worker safety and environmental protection;
          and

     -    special bidding and procurement requirements on government projects.

The Company believes that it has all the licenses required to conduct its operations and that it is in substantial compliance with applicable regulatory requirements. The failure of the Company to comply with applicable regulations could result in substantial fines or revocation of its operating licenses. Many state and local regulations governing many of its products, such as construction drawings, require permits and licenses to be held by individuals who have passed an examination or met other requirements.

EMPLOYEES

As of October, 2001, the Company had 10 full-time employees of which all were primarily engaged in the wireless telecommunications segment. The Company anticipates that it will significantly increase its staff within the wireless telecommunications segment in the coming year. The Company's in-house staff is supplemented with contract personnel on an as-needed basis. The Company believes that its relationships with its employees are generally satisfactory. None of its employees are represented by a union.

INTELLECTUAL PROPERTY

The Company owns, controls or claims ownership of key intellectual properties associated with its business, including trademark rights in the "WOW Women of Wrestling" name (which is the subject of a U.S. service mark registration) and in the Company's logos and character names of performers (for which a number of applications for federal registration have been filed); rights in characters portrayed by performers; publicity rights of performers with respect to their performances; and copyrights in recorded performances, events, programs, advertisements and promotional materials. The Company also claims a proprietary interest in all confidential or trade secret information relating to its businesses. The Company does not have any patents or patent rights.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's headquarters is located in Indianapolis, Indiana. The Company has a one year lease. The property is sufficient for the Company's current administrative and known operating needs, and there is room to expand within the current space to meet the Company's expected needs in the market for the coming year. The Company frequently evaluates its space needs. Future growth can be accommodated by leasing new or additional space if necessary.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings or claims that management believes will have a material adverse effect on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable. The last annual meeting of stockholders of the Company was held on October 12, 1995. No meeting of stockholders has been held since such date and the Company has no present intention of holding a meeting of stockholders in 2001.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. From 1998 through October 4, 1999 and from June 21, 2000 through October 16, 2000, the Common Stock traded under the symbol "AGEL" on the OTC Bulletin Board (from October 4, 1999 through June 21, 2000 the Common Stock traded under the symbol "AGELE" on the OTC Bulletin Board). From October 16, 2000 through August 16, 2001, the Common Stock traded under the symbol "WOWI" on the OTC Bulletin Board. Effective after the close of business, August 16, 2001, the Common Stock has traded under the symbol "FDVI" on the OTC Bulletin Board.

The following table sets forth, for the calendar periods indicated, the high and low bid prices (which prices are interdealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions).

                                                       Bid Price Per Share (1)
                                                       -----------------------
Calendar Periods                                          High          Low
----------------                                          ----          ---
1998
         First Quarter..............................    $ 0.1878     $ 0.0936
         Second Quarter.............................      0.0936       0.0936
         Third Quarter .............................      0.0936       0.0936
         Fourth Quarter.............................      0.0936       0.0936

1999
         First Quarter..............................    $ 0.6564     $ 0.0936
         Second Quarter ............................      0.1878       0.0936
         Third Quarter .............................      0.3600       0.1200
         Fourth Quarter ............................      0.1200       0.0300

2000
         First Quarter..............................       $2.40      $0.0540
         Second Quarter ............................        4.50       0.4800
         Third Quarter (through August 31) (2) .....        5.10       0.3000

2001 (2)
         First Quarter..............................       $1.30        $0.25
         Second Quarter.............................        2.50         0.81
         Third Quarter..............................        1.03         0.25
         Fourth Quarter.............................        0.51         0.20

(1) The prices per share have been restated to reflect the 1 for 6 reverse stock split which became effective on October 13, 2000.

(2) In 2000, the Company changed its fiscal reporting year end from December 31, to August 31. Accordingly, the 2000 market information for 2000 includes only three quarters of market information.

(b) Holders. At November 26, 2001, there were approximately 130 holders of record of the Common Stock.

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

The Company has conducted its business directly and through wholly-owned subsidiaries. The Company is the parent company of Cornerstone Wireless Services, Incorporated., Women of Wrestling, Inc., and Murphy Development, Ltd. Prior to 2000, the Company owned equity interests in various properties that were utilized in casino gaming projects. The Company is no longer seeking to develop gaming projects.

Cornerstone Wireless Services Incorporated ("Cornerstone") was acquired by the Company for nominal consideration from its incorporator, William A. Shoemake. Cornerstone first began business operations as of July 2001. Cornerstone hired Mr. Shoemake to serve as its President and Chief Executive Officer. Mr. Shoemake and a management team made up of seasoned telecom professionals will direct the development of a full line of architectural and engineering services for cellular, PCS, SMR, ESMR, microwave systems, fixed wireless providers, including emerging wideband technologies for consolidators, carriers and utilities. Detailed services include site surveys, site layout drawings, architectural aesthetic designs, foundation designs, antenna mount designs, geo-technical investigation and reports, structural analysis and environmental assessments. Cornerstone is pursuing assignments and projects anywhere within the United States.

Women of Wrestling, Inc. (WOW), owns the WOW - Women of Wrestling(R) property consisting of certain intellectual property, including trademark rights in the "WOW-Women of Wrestling(R) " name, logos and character names of performers; rights in characters portrayed by performers; publicity rights of performers with respect to their performances; and copyrights in recorded performances, events, programs, advertisements and promotional materials. Beginning in September, 2000, WOW operated as an integrated media company engaged in the production and marketing of live events featuring women's professional wrestling, which were filmed for pay-per-view, Internet and television broadcast, including the weekly syndicated television series, WOW - Women of Wrestling(R).

WOW was organized in May, 2000, began production of its weekly syndicated television series, WOW - Women of Wrestling(R) in September, 2000 and began airing the programs in the United States and marketing them internationally in October, 2000. In February 2001, WOW completed production of its first season of over-the-air syndicated shows and began re-airs of its original episodes in March 2001. After assessing the syndication, cable and network television markets for the 2001 season, WOW decided as of June, 2001 not to produce future episodes of its WOW-Women of Wrestling(R) program and discontinued related activities.

In July 2001, WOW agreed in principle to general terms for licensing the WOW - Women of Wrestling(R) property to David McLane Enterprises, Inc. ("DME") for a minimum monthly dollar amount plus a percentage of certain revenues for three and one half years. DME is owned by David McLane, who was until June, 2001, the president, a director and one of the controlling shareholders of the Company. When a licensing agreement is concluded, the Company also plans to grant an option to DME to purchase the WOW - Women of Wrestling(R) property at the end of the license. As of the date of this report, a licensing agreement with DME has not been finalized and it is uncertain whether any licensing agreement will be entered into with DME.

Murphy Development, Ltd., is a commercial and retail real estate development company. On July 2, 2001, the Company purchased Murphy Development, Ltd. from Carter Fortune, the Company's largest shareholder, and Julie Fisbeck, who is the sister of John Fisbeck, one of the members of the Control Group. The primary assets of Murphy Development, Ltd the past fiscal year were pre-acquisition development costs of a northeast, Ohio commercial development, to include several options to purchase real estate. Recently, Murphy Development, Ltd. exercised the options. However, it does not anticipate closing on the real estate due to the unavailability of financing under terms acceptable to Murphy Development, Ltd. and the lack of a commitment from a major anchor tenant. The options will expire at the end of 2001 unless further negotiations to extend the options occur.

The Company enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on either a fixed price or unit price basis in which the Company agrees to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within one year. The Company generally recognizes revenue when services are performed. The Company will at times record revenues from longer term, fixed price contracts on a percentage-of-completion basis.

Operating costs consist primarily of salaries, wages and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees.

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

The Company has implemented Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films", which requires special accounting for production costs relating to episodic television series. Specifically, SOP 00-2 requires a company to demonstrate through its experience and industry norms that the number of episodes already produced, plus those for which a firm commitment exists and the entity expects to deliver, can be licensed in the secondary market before an episodic television series can implement the individual-film-forecast-computation method to amortize production costs. SOP 00-2 further stipulates that until an entity can establish estimates of secondary market revenue, capitalized costs for each episode produced should not exceed an amount equal to the amount of revenue contracted for that episode, the entity should expense as incurred production costs in excess of this limitation on an episode-by-episode basis, and the entity should expense all capitalized costs for each episode as it recognizes the related revenue for each episode. The Company follows the more conservative episode-by-episode basis versus the individual-film-forecast-computation method. Furthermore, as the Company had effectively recognized revenues from the initial airing of all of the episodes produced through the year-end, all production costs as of August 31, 2001, were expensed. As such, the Company did not have any capitalized production costs as of August 31, 2001.

Advertising and exploitation costs, which include marketing, advertising, publicity, promotion, and other distribution expenses incurred in connection with the distribution of a film or television program, were expensed as incurred.

The Company accounts for all stock based compensation under the provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which uses the term "compensation" in its broadest sense to refer to consideration paid for goods and services, regardless of whether the supplier is an employee or not. On January 12, 2001, the Company hired Jeffrey J. Lewis as its CEO. In connection with his hiring, he was granted an option to purchase 1,200,000 shares of common stock at an aggregate purchase price of $12,000. The options vest at the rate of 200,000 shares every six months beginning July 12, 2001. Effective July 13, 2001, after Mr. Lewis had vested options on 200,000 shares of the Company's stock, the Company and Mr. Lewis agreed to terminate the option program.

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

RESULTS OF OPERATIONS:  YEAR ENDED AUGUST 31, 2001 AND AUGUST 31, 2000

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                        Cornerstone        Murphy            Women           Fortune
                                          Wireless       Development          of           Diversified
                                       (Architectural    (Real Estate      Wrestling        (Holding         Segment
                                             and         Development)   (Entertainment)     Company)         Totals
Year ended August 31, 2001              Engineering)
Revenue                                         -0-              -0-         425,000              -0-         425,000
Operating costs                            (21,000)        (154,000)      (5,206,000)             -0-      (5,381,000)
Selling, general and administrative        (77,000)          (8,000)      (1,402,000)       (522,000)      (2,009,000)
                                         ----------       ----------     ------------     -----------     ------------
Operating income (loss)                    (98,000)        (162,000)      (6,183,000)       (522,000)      (6,965,000)
                                         ==========       ==========     ============     ===========     ============

As of August 31, 2001

Total segment assets                       313,000           31,000           35,000       2,937,000        3,316,000

Eight-months ended August 31, 2000

Revenue                                         -0-              -0-              -0-             -0-              -0-
Operating costs                                 -0-              -0-        (664,000)             -0-        (664,000)
Selling, general and administrative             -0-              -0-        (300,000)       (470,000)        (770,000)
                                         ----------       ----------     ------------     -----------     ------------
Operating income (loss)                         -0-              -0-        (964,000)       (470,000)      (1,434,000)
                                         ==========       ==========     ============     ===========     ============

As of August 31, 2000

Total segment assets                            -0-              -0-       1,467,000         206,000        1,673,000

Revenues

Revenue for the year ended August 31, 2001 was $425,000, representing an increase of $425,000 over the eight month period ending August 31, 2000, all related to the entertainment segment. In the Women of Wrestling segment, the increase of $425,000 was mostly from the distribution of the Company's television show WOW-Women of Wrestling(R), which accounted for $313,000, and pay-per-view revenues of $105,000. While the Company did have an increase in revenues from the prior fiscal year in its Women of Wrestling segment, this was because the Company only began recognizing revenue from operations in the segment subsequent to last year, and revenues from the distribution of the Company's television show were significantly below expectations in part due to the downturn in the U.S. economy and its adverse effect on the advertising market. The Company did not recognize any revenue in its Cornerstone Wireless segment and Murphy Development segment for the year ended August 31, 2001 or for the eight months ended August 31, 2000. The Company began operations in its Cornerstone Wireless segment at the end of July, 2001, and did not recognize any revenue in the segment from the time it commenced operations through August 31, 2001.

Costs and Expenses

The Company began additional operations, primarily the production of its one-hour weekly television program, WOW-Women of Wrestling, starting in May, 2000. Operating costs were $5,206,000 for the year ended August 31, 2001 compared to $664,000 for the eight months ended August 31, 2000, an increase of

$4,542,000. This increase was primarily due to the Company's Women of Wrestling segment in which there was an increase of $3,452,000 in production costs and an increase of $1,291,000 in exploitation costs that were related to the Company's weekly, one-hour, syndicated television show, WOW-Women of Wrestling(R) and pay-per-view event WOW-Women of Wrestling...Unleashed. Also contributing to the increase in WOW's operating costs was an increase of $379,000 for new media and website maintenance, which was primarily related to salaries and benefits, and the fact that the Company did not incur expenses for those items within the segment until subsequent to the previous fiscal year.

In the Cornerstone Wireless segment, the Company had an increase of $21,000 in operating costs for the year ended August 31, 2001 compared to the eight months ended August 31, 2000. This increase was primarily related to salaries and benefits, and the fact that the Company did not commence operations in the segment until July 2001.

In the Murphy Development segment, the Company had an increase of $154,000 in operating costs for the year ended August 31, 2001 compared to the same period in the previous fiscal year. This increase was primarily related to the expensing of previously capitalized pre-acquisition development costs of a northeast, Ohio commercial development, including several options. Recently, Murphy Development, Ltd. exercised the options. However, it does not anticipate closing on the real estate due to the unavailability of financing under terms acceptable to Murphy Development, Ltd. and the lack of a commitment from a major anchor tenant. The options will expire at the end of 2001 unless further negotiations to extend the options occur.

The Company did not incur any operating costs in its discontinued Gaming Entertainment segment for either the year ended August 31, 2001 or for the eight months ended August 31, 2000.

Selling, general and administrative expenses were $2,184,000 for the year ended August 31, 2001, compared to $770,000 for the eight months ended August 31, 2000, an increase of $1,414,000. The change was primarily due to an increase of $539,000 in bad debt expense associated with the distribution of the Company's syndicated television show. The remaining increase was attributable to an increase in employee compensation, legal, accounting and consulting fees related to the Company's change in ownership and operating direction.

In the Cornerstone Wireless segment, the Company had an increase of $77,000 in selling, general and administrative expenses for the year ended August 31, 2001 compared to the eight months ended August 31, 2000. This increase was primarily attributable to an increase in employee compensation, legal, accounting and consulting fees related to the Company's change in ownership and operating direction and the fact that the Company did not commence operations in the segment until July 2001.

In the Murphy Development segment, the Company had an increase of $8,000 in selling, general and administrative for the year ended August 31, 2001 compared to the eight months ended August 31, 2000. This increase was primarily attributable to an increase in legal, accounting and consulting fees related to the Company's change in ownership.

Interest income for the year ended August 31, 2001 was approximately $20,000, primarily related to interest accrued on the distribution commission advance to the Company's distributor. Interest income for the eight months ended

August 31, 2000 was approximately $8,000, primarily related to funds held in escrow in connection with the settlement of a lawsuit.

Interest expense for the year ended August 31, 2001 was approximately $180,000 from the Company's line of credit. There was no interest expense for eight months ended August 31, 2000.

Extraordinary credit-extinguishment of debt for the year ended August 31, 2001 was approximately $4,174,000. The credit is the result of a major capital restructuring, which was effective July 2, 2001. As part of the restructuring, Mr. Fortune agreed to a settlement in which he received $3,250,000 of the Company's common stock at the June 28, 2001 closing price of $0.20 a share, or 16,250,000 restricted shares, in exchange for his $2,000,000 of WOW preferred stock and in full satisfaction of his approximately $5,424,000 of WOW debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and investments in other liquid securities (i.e., publicly traded stocks and bonds) of approximately $2,538,000 as of August 31, 2001. As of August 31, 2001, the Company had no outstanding bank borrowings or other indebtedness.

As of October 31, 2001, the Company had cash and investments in other liquid securities (i.e., publicly traded stocks and bonds) of approximately $2,351,000 (Cash of $1,762,000 plus investments of $589,000), and did not have any outstanding debt.

The Company's 2001 capital budget provides for expenditures of approximately $1,645,000, for which management of the Company believes will be significantly if not entirely offset by revenues from operations and investments. The Company's management believes that its capital resources are adequate to satisfy its cash requirements over the next 12 months without the necessity of raising additional capital.

As of June 29, 2001, the Company announced a major capital restructuring, which was effective July 2, 2001. The restructuring, which was part of several agreements and commitments between the Company and Carter Fortune, the Company's largest shareholder and the holder at that time of certain debt and preferred stock in WOW, allowed the Company to eliminate its existing debt, acquire Murphy Development, Ltd., a commercial and retail real estate development company 50% owned by Mr. Fortune, and issue new convertible debt to be used to purchase and operate the Company's existing and future businesses.

As part of the restructuring, Mr. Fortune agreed to a settlement in which he received $3,250,000 of the Company's common stock at the June 28, 2001 closing price of $0.20 a share, or 16,250,000 restricted shares, in exchange for his $2,000,000 of WOW preferred stock and in full satisfaction of his approximately $5,424,000 of WOW debt.

In addition, Mr. Fortune and Julie Fisbeck, who is the sister of John Fisbeck, one of the members of the Control Group, also agreed to exchange their respective 50% ownership interests in Murphy Development, in exchange for $120,000 of the Company's common stock at the June 28, 2001 closing price of $0.20 a share. Mr. Fortune and Ms. Fisbeck each received 300,000 restricted shares of the Company's common stock.

Mr. Fortune also agreed to loan $500,000 to Murphy Development. The loan was secured by all of the assets of Murphy Development and convertible at Mr. Fortune's option into shares of the Company's common stock at $0.407401 a share. Mr. Fortune exercised the conversion feature for the principal amount of $500,000, on August 27, 2001 and received 1,227,292 restricted shares of the Company's common stock.

Mr. Fortune also agreed to make available to Murphy Development a line of credit of up to $2,250,000, if and as needed, to fund its operations. The line of credit was secured by all of the assets of Murphy Development and convertible at Mr. Fortune's option into shares of the Company's common stock at $0.407401 a share. On August 27, 2001, the Company drew down the entire $2,250,000 line of credit. Also on August 27, 2001, Mr. Fortune exercised the conversion feature on the full principal amount, and received 5,522,814 restricted shares of the Company's common stock.

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

In July 2001, the Company agreed in principle to general terms for licensing the WOW - Women of Wrestling(R) property to David McLane Enterprises, Inc. ("DME") for a minimum monthly dollar amount plus a percentage of certain revenues for three and one half years. DME is owned by David McLane, who was until June, 2001, the president, a director and one of the controlling shareholders of the Company. When a licensing agreement is concluded, the Company also plans to grant an option to DME to purchase the WOW - Women of Wrestling(R) property at the end of the license. As of the date of this report, a licensing agreement with DME has not been finalized and it is uncertain whether any licensing agreement will be entered into with DME.

As of May 22, 2001, the Company and its subsidiary, Women of Wrestling, Inc. ("WOW"), executed an Amendment to its Distribution Agreement with M/G Perin, Inc. and Richard Perin (collectively "Perin") in which they agreed to terminate their Distribution Agreement dated January 18, 2000 and enter into a new agreement covering only WOW's free television programs created through May 22, 2001. The new agreement will extend no later than through September 30, 2001 for domestic distribution and December 31, 2001 for foreign distribution. Perin will be entitled to collect and retain all domestic distribution and foreign television advertising or licensing revenues relating to any licensing of WOW's programs that occurs during Perin's continued representation through September 30, 2001 or December 31, 2001, respectively (with the exception only of amounts, if any, already paid to WOW). Since Perin is paying all expenses relating to distribution of WOW's programs, Perin shall have the right to discontinue the distribution of the programs at any time, provided Perin gives as much advance notice to WOW as is reasonably practicable. In the event a substantial portion of the assets or stock of WOW are sold or licensed, Perin's rights to continue to distribute WOW's programs shall terminate thirty days after the consummation of such a sale or license.

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

In addition to Murphy Development and Cornerstone Wireless, the Company also reviews, as opportunities arise, the potential acquisition and/or operation of other businesses. Any such action will be based upon management's analysis of the specific business and the respective industry, as well as the Company's ability to utilize a capital structure that is beneficial to the Company's shareholders.

The Company's short and long term capital requirements will depend upon many factors, including whether it acquires and/or operates other businesses, the operating success of Cornerstone Wireless, the potential license of the WOW - Women of Wrestling(R) property, and the success of various real estate developments undertaken by Murphy Development. Many of these and other factors are beyond the Company's control.

Following the conclusion of its first season of production of WOW-Women of Wrestling(R), the Company terminated its agreements with its performers and terminated much of its production staff. As of the date of this report, the Company does not have any employees in its Women of Wrestling, Inc. subsidiary.

The Company's subsidiary, Women of Wrestling, Inc., no longer leases space at The Great Western Forum located 3900 W. Manchester Blvd., Los Angeles, California.

Over the next 12 months, the Company plans to hire a significant number of additional employees in its Cornerstone Wireless Services Incorporated subsidiary; however, the hiring of these employees will be approximately correlated with an increase in operating revenue.

RISK FACTORS

The Company's businesses are subject to a variety of risks, including the risks described below. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not known to management of the Company or that management of the Company currently considers to be immaterial may also impair its business operations. If any of the following risks actually occur, the Company's business, financial condition and results of operations could be materially and adversely affected.

The industries the Company serves are subject to rapid technological and structural changes that could reduce the demand for the services the Company provides. The telecommunications industry is undergoing rapid change as a result of technological advances and deregulation that could in certain cases reduce the demand for the Company's services or otherwise adversely affect its business. Improvements in existing technology may allow telecommunications companies to significantly improve their networks without physically upgrading them. In addition, consolidation in the telecommunications industry may result in the loss of one or more customers.

The Company may be unsuccessful at generating internal growth. The Company's ability to generate internal growth will be affected by, among other factors, its ability to:

     - expand the range of services it offers to customers to address their evolving needs;

     -    attract new customers;

     -    increase the number of projects performed for existing customers;

     -    hire and retain employees;

     -    open additional facilities; and

     -    reduce its operating and overhead expenses.

In addition, the Company's customers may reduce the number or size of projects available to the Company due to their inability to obtain capital. Many of the factors affecting the Company's ability to generate internal growth may be beyond its control, and the Company cannot be certain that its strategies will be successful or that it will be able to generate cash flow sufficient to fund its operations and to support internal growth. Its inability to achieve internal growth could materially and adversely affect its business, financial condition and results of operations.

An economic downturn may lead to less demand for the Company's services. If the general level of economic activity slows, the Company's customers may delay or cancel new projects. A number of other factors, including financing conditions for the industries the Company serve, could adversely affect its customers and their ability or willingness to fund capital expenditures in the future.

The Company may be unsuccessful at integrating companies that it acquires. Management of the Company cannot be sure that it can successfully integrate its acquired companies with its existing operations without substantial costs, delays or other operational or financial problems. Failure to implement proper overall business controls could result in inconsistent operating and financial practices at the companies the Company acquires, and its overall profitability could be adversely affected. Integrating its acquired companies involves a number of special risks which could materially and adversely affect the Company's business, financial condition and results of operations, including:

     - failure of acquired companies to achieve the results management expects;

     -    diversion of management's attention from operational matters;

     - difficulties integrating the operations and personnel of acquired companies;

     -    inability to retain key personnel of the acquired companies;

     -    risks associated with unanticipated events or liabilities;

     -    the potential disruption of business; and

     - the difficulty of maintaining uniform standards, controls, procedures and policies.

If one of the acquired companies suffers customer dissatisfaction or performance problems, the reputation of the entire company could be materially and adversely affected.

The Company may not have access in the future to sufficient funding to finance desired growth. If it cannot secure additional financing from time to time in the future on acceptable terms, the Company may be unable to support its growth strategy. Management of the Company cannot readily predict the timing, size and success of its acquisition efforts and therefore the capital it will need for these efforts. Using cash for acquisitions limits its financial flexibility and makes the Company more likely to seek additional capital through future debt or equity financings. If the Company seeks additional debt or equity financing, it may have to agree to additional covenants that limit its operational and financial flexibility. When it seeks additional debt or equity financings, it cannot be certain that additional debt or equity will be available to it at all or on terms acceptable to it.

The Company's operating results may vary significantly from quarter-to-quarter. During the winter months, demand for its services may be lower due to inclement weather. Additionally, its quarterly results may also be materially affected by:

     -    the timing and volume of work under new agreements;

     -    regional or general economic conditions;

     - the budgetary spending patterns of customers; - variations in the margins of projects performed during any particular quarter;

     -    the termination of existing agreements;

     - costs the Company incurs to support growth internally or through acquisitions or otherwise;

     - losses experienced in its operations not otherwise covered by insurance;

     -    a change in the mix of our customers, contracts and business;

     -    increases in design costs;

     - the timing of acquisitions; and - the timing and magnitude of acquisition assimilation costs.

Accordingly, the Company's operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

Many of the Company's contracts may be canceled on short notice and the Company may be unsuccessful in replacing the contracts as they are completed or expire. The Company could experience a material adverse effect on its revenue, net income and liquidity if any of the following occur:

     -    its customers cancel a significant number of contracts;

     - its fails to win a significant number of its existing contracts upon re-bid; or

     - it completes the required work under a significant number of non-recurring projects and cannot replace them with similar projects.

The Company's business growth could outpace the capability of its corporate management infrastructure. The Company cannot be certain that its systems, procedures and controls will be adequate to support its operations as they expand. Future growth also will impose significant additional responsibilities on members of the Company's senior management, including the need to recruit and integrate new senior level managers and executives. The Company cannot be certain that it can recruit and retain such additional managers and executives. To the extent that it is unable to manage its growth effectively, or are unable to attract and retain additional qualified management, the Company's financial condition and results of operations could be materially and adversely affected.

The departure of key personnel could disrupt the Company's business. The Company depends on the continued efforts of its executive officers and on senior management of the businesses it acquires. Although the Company intends to enter into an employment agreement with each of its executive officers and certain other key employees, it cannot be certain that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could adversely affect the Company's business, financial condition and results of operations. The Company does not carry key-person life insurance on any employees.

The Company's business is labor intensive and it may be unable to attract and retain qualified employees. The Company's ability to increase productivity and profitability will be limited by its ability to employ, train and retain skilled personnel necessary to meet its requirements. The Company cannot be certain that it will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support its growth strategy or that its labor expenses will not increase as a result of a shortage in the supply of skilled personnel. Labor shortages or increased labor costs could have a material adverse effect on the Company's ability to implement its growth strategy and its operations.

The telecommunications industry is highly competitive and is served by numerous small, owner-operated private companies, a few public companies and several large regional companies. In addition, relatively few barriers prevent entry into the telecommunications industry. As a result, any organization that has adequate financial resources and access to technical expertise may become one of the Company's competitors. Competition in the industry depends on a number of factors, including price. Certain of the Company's competitors may have lower overhead cost structures and may, therefore, be able to provide their services at lower rates than the Company is able to provide. In addition, some of the Company's competitors are larger and have greater resources than the Company does. Management of the Company cannot be certain that its competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to the Company's services. Similarly, management of the Company cannot be certain that it will be able to maintain or enhance the Company's competitive position within its industry. The Company may also face competition from the in-house service organizations of existing or prospective customers. Telecommunication companies usually employ personnel who perform some of the same types of services the Company does. The Company cannot be certain that its existing or prospective customers will continue to outsource services in the future.

The Company's results of operations could be adversely affected as a result of goodwill amortization. When it acquires a business, the Company records an asset called goodwill equal to the excess amount it pays for the business, including liabilities assumed, over the fair value of the tangible assets of the business it acquired. Pursuant to generally accepted accounting principles, the Company amortizes this goodwill over its estimated useful life of 40 years following the acquisition, which directly impacts its earnings in those years. Furthermore, it continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. Should the Company be required to accelerate the amortization of goodwill or write it off completely because of impairments or changes in generally accepted accounting principles, its results from operations may be materially adversely affected.

The Company could have potential exposure to environmental liabilities. The Company's operations are subject to various environmental laws and regulations. As a result, management cannot be certain that it will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business, property or assets.

The Company may not be able to protect its intellectual property rights which could impair its ability to compete in the sports entertainment market.

The Control Group, which owns a substantial majority of the Company's common stock, could through the exercise of its voting rights affect decisions which could conflict with the interests of the public shareholders.

ITEM 7. FINANCIAL STATEMENTS

See pages F-1 through F-15 following Item 13 below.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE REPORT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a)         Executive Officers and Directors

The executive officers and directors of the Company are as follows:
--------------------------------------------------------------------------------
                               DIRECTOR
NAME               AGE          SINCE        POSITION

Jeffrey J. Lewis    48           2001        Chief Executive Officer, Director

Douglas E. May      34           2000        Chief Financial Officer, Vice
                                             President of Finance and Secretary,
                                             Director
--------------------------------------------------------------------------------

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

Douglas E. May was elected to the Board of Directors and became Vice President of Finance and Secretary on October 2, 2000. He was previously elected the Chief Financial Officer of the Company in September, 2000. Mr. May, who is a certified public accountant and certified financial planner, was a financial advisor with Merrill Lynch in Indianapolis, Indiana from August, 1995 until August, 2000. Prior to joining Merrill Lynch, Mr. May was with Price Waterhouse, LLP in New York, New York from 1990 to 1995. While at Price Waterhouse, Mr. May worked in both the Audit division and the "Capital Markets and Treasury" group of the Management Consulting Services Division. Mr. May is also a Captain and Company Commander in the United States Army Reserve. Mr. May received a degree in Accounting and Finance from Indiana University.

(b)         Significant Employees.

William A. Shoemake is President and Chief Executive Officer of Cornerstone Wireless Services, Incorporated. Mr. Shoemake comes to CWSI with over 16 years of experience in the telecommunications industry. He was previously Chief Operating Officer of Valcom, Inc. before joining qServe Communications as the Senior Vice President of Operations when the companies merged in July 2000. He served as Chief Operating Officer of Valcom from 1996- 2000 during which time Valcom's operation grew over 300%. Prior to that role, he spent over 10 years at BellSouth Cellular Corporation, lastly as Director of Engineering and Operations for the Indiana markets. Mr. Shoemake has an AS degree in Electrical Engineering and Technology from Purdue University, a BS degree in Electrical Engineering from Purdue University and a Masters in Business Administration from Indiana Weslyen University.

Anthony W. Sutton is Executive Vice President of Cornerstone Wireless Services, Inc. Mr. Sutton comes to CWSI with over 27 years of experience in the telecommunications industry. He was previously Vice President of Sales and Marketing of qServe Communications from 1999 to 2001, during which time sales grew from $12 million to over $30 million. From 1995 to 1999, he served as Director of Sales for IFR Systems, Inc., a leading designer and provider of RF communication test sets and spectrum analyzers. At the end of his 4 1/2 years at IFR Systems, Mr. Sutton managed a team of 300 RF sales engineers, had responsibilities over its 90 employee customer service department and 12 employee software engineering department. During Mr. Sutton's tenure at IFR Systems revenues grew from $45 million to $245 million. From 1990 to 1995 Mr. Sutton was National Sales Manager for the RF Communications Division of Schlumberger Technologies, where he established and managed a national sales force of manufacturers' representatives. The RF business grew 1,200% to $22 million during Mr. Sutton's employment. From 1979 to 1990 Mr. Sutton worked for Motorola, Inc. in a variety of roles to include: Commodity Manager, RF Instrument Product Manager, and RF Instrument Sales Manager. From 1973 to 1979, Mr. Sutton worked for the Department of Defense, US Naval Intelligence - Counterespionage in positions of responsibility related to shipboard and land based LF, VHF, and UHF communications systems, cryptographic equipment, teletype multiplex equipment, recording systems and electronic warfare and countermeasures systems. Mr. Sutton has a Bachelor of Science Degree in Business Administration with a minor in Marketing from Indiana University.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain such reporting persons that no Form 5's were required for such persons, the Company believes that, for the year ended August 31, 2001, its officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain information respecting the compensation awarded to, earned by, or paid to the individuals serving as the Company's executive officers during the period ended August 31, 2001. No other individual had a total annual compensation exceeding $100,000 for the period ended August 31, 2001.

                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------
                                                                                        Long Term
                                                                                       Compensation
                                                                                          Awards
                                                Annual Compensation                     Securities
                                                                      Other Annual      Underlying         All Other
       Name and Principal         Year     Salary ($)     Bonus ($)   Compensation ($)  Options (#)    Compensation ($)
            Position
                                  2001            ---           ---          ---              ---               64,000 (1)
J. Douglas Wellington, CEO        2000 (2)     83,654           ---          ---              ---                9,608 (3)
                                  1999        125,000           ---          ---              ---               18,422 (4)

Douglas E. May, CFO, Vice         2001        $75,000           ---          ---              ---                   ---
President of Finance and          2000         12,500(5)
Secretary
Jeffrey J. Lewis, CEO             2001        $67,000           ---          ---          200,000                 ---
William A. Shoemake, President    2001        $15,000(6)        ---          ---              ---                   ---
and CEO of Cornerstone
Anthony W. Sutton, Executive      2001        $10,000(6)        ---          ---              ---                   ---
Vice President of Cornerstone
-----------------------------------------------------------------------------------------------------------------------------

(1) The Company paid Mr. Wellington one-half of a severance payment in the amount of $62,500 pursuant to a Severance and Consulting Agreement plus a $1,500 car and rent allowance. Mr. Wellington resigned as CEO on September 1, 2000.
(2)  For the transition period ended August 31, 2000.
(3) Consists of $4,808 for accrued vacation and sick time, $4,000 for car allowance and $800 for home office expenses.
(4) Consists of $12,022 for accrued vacation and sick time, $6,000 for car allowance and $400 for home office expenses.
(5)  For the last two months of the transition period ended August 31, 2000.
(6)  For July and August of the year ending August 31, 2001.


 AGGREGATED OPTION EXERCISES IN THE PERIOD ENDED AUGUST 31, 2001 AND PERIOD-END
                                  OPTION VALUES

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Value of Unexercised
                                                                     Number of Unexercised Options      in-the-money Options at
                                                                             At TP-End (#)                     TP-End ($)
                                                                     Exercisable / Unexercisable      Exercisable / Unexercisable
                           Shares Acquired on   Value Realized ($)
       Name                   Exercise (#)
Jeffrey L. Lewis                    0                   $0                  200,000/0 (1)                    $2,000/$0 (1)
----------------------------------------------------------------------------------------------------------------------------------

(1) On January 12, 2001, the Company hired a new CEO. In connection with this hiring, he was granted an option to purchase 1,200,000 shares of common stock of an aggregate purchase price of $12,000. The options vest at a rate of 200,000 shares every six months beginning July 12, 2001. The Company entered into an agreement to cancel the options to purchase 1,000,000 shares of common stock previously granted to the CEO. This agreement was agreed to in principle by the Company and Mr. Lewis in August 2001, and formally executed in November 2001.

COMPENSATION OF DIRECTORS

Directors who are employed by the Company receive no compensation. Every director is reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and other Company business.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

The Company and Mr. Wellington executed an employment agreement dated as of December 31, 1999 (the "Employment Agreement") in connection with the execution of the Letter Agreement. The Employment Agreement had a term of thirteen months, and provided for compensation payable to Mr. Wellington of $135,417. The Employment Agreement also provided for a severance payment of $125,000 to be paid to Mr. Wellington from a reserve account set aside and controlled by Shamrock upon the occurrence of certain events.

On September 1, 2000, the Company, WOW, the Control Group and Mr. Wellington entered into a Severance and Consulting Agreement. Pursuant to such agreement,
(a) Mr. Wellington received his severance payment on January 31, 2001 (pursuant to the Letter Agreement, one-half of such amount will be paid by Shamrock, see "Description of Business - Change in Control and - 1999 Restructuring"), (b) the Company paid Mr. Wellington his base salary under the Employment Agreement through September 30, 2000, (c) the Company paid Mr. Wellington the remainder of his base salary under the Employment Agreement, and (d) the Company paid Mr. Wellington $1,500 for car and rent allowances through January 31, 2001. The Company engaged Mr. Wellington as a consultant through January 31, 2002 and has agreed to grant Mr. Wellington warrants to purchase 50,000 shares of Common Stock at $1.00 per share on June 30, 2002, exercisable immediately after grant, for a period of six years. The Company also gave Mr. Wellington two computers owned by the Company (with an aggregate net book value of approximately $4,000).

Effective as of July 20, 2001 and July 30, 2001, Cornerstone Wireless Services, Incorporated, a wholly owned subsidiary of the Company, entered into Employment Agreements with William A. Shoemake and Anthony Sutton as the President and CEO and Executive Vice President, respectively, of Cornerstone. Each agreement is for an initial term of three years, provides for a base salary plus a bonus based upon the performance of Cornerstone. Messrs. Shoemake and Sutton each purchased certain stock in the Company (see "Security Ownership of Management".

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of October 31, 2001 with respect to the only persons or groups known to the Company who may be deemed to own beneficially more than 5% of the Company's voting securities (i.e. Common Stock). Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities.

---------------------------------------------------------------------------------------------------------------------
    Title of Class   Name and Address of Beneficial Owner    Amount and Nature of Beneficial      Percent of Class
                                                                       Ownership (1)
Common Stock               John F. Fisbeck                             61,652,776 (2)                     88.7%
                           6809 Corporate Drive
                           Indianapolis, IN 46278

Common Stock               Carter M. Fortune                           61,652,776 (2)                     88.7%
                           6809 Corporate Drive
                           Indianapolis, IN 46278
---------------------------------------------------------------------------------------------------------------------

(1) The number of shares have been adjusted to reflect a one for six reverse stock split. Based on information supplied by persons listed or as reported on the most recent Schedule 13D, as amended, filed by any such persons. As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after October 31, 2001.

(2) As the Control Group, Messrs. John F. Fisbeck and Carter M. Fortune beneficially own 61,652,776 shares of Common Stock. Individually, each person has sole dispositive and voting power over the following shares of Common Stock: John F. Fisbeck, 19,009,669 and Carter M. Fortune, 42,643,108. Members of the Control Group assigned the right to purchase certain additional shares of the Company pursuant to the Stock Purchase Agreements to family members of the Control Group and employees and consultants of Women of Wrestling, Inc, a company owned by the Control Group (which company became a wholly-owned subsidiary of the Company; however, the members of the Control Group did not retain sole or shared voting or dispositive power over such shares.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information as of October 31, 2001 with respect to (i) each director, (ii) all individuals serving as the Company's executive officers during the period ended August 31, 2001, and (iii) all directors and all such executive officers as a group. Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities. An asterisk (*) indicates beneficial ownership of less than 1%.

                                  COMMON STOCK

-----------------------------------------------------------------------------------------------
   Name and Address of Beneficial Owner      Amount and Nature of       Percent of Class
                                             Beneficial Ownership (1)

J. Douglas Wellington                                    83,033                       *
c/o American Gaming & Entertainment, Ltd.,
51 Beech Road,
Glen Rock, New Jersey, 07452 (2)

William A. Shoemake                                   2,000,200 (3)                 2.9%
6809 Corporate Drive
Indianapolis, In 46278


Anthony W. Sutton                                     2,000,000 (3)                 2.9%
6809 Corporate Drive
Indianapolis, In 46278

Douglas E. May                                         300,000 (4)                    *
6809 Corporate Drive
Indianapolis, In 46278

Executive Officers and Directors as a group             4,383,233                   6.6%
(2 people)
-----------------------------------------------------------------------------------------------

(1) The number of shares has been adjusted to reflect a one for six reverse stock split that was effective October 13, 2000. As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, and/or the sole or shared investment power with respect to such securities (i.e., the power to dispose of, or to direct the disposition of, such securities).
(2)  Mr. Wellington resigned as CEO of the Company on September 1, 2000.
(3) Messrs. Shoemake and Sutton are President and CEO and Executive Vice President, respectively, of Cornerstone Wireless Services, Incorporated, a wholly owned subsidiary of the Company. Messrs. Shoemake and Sutton purchased these shares of the Company (with the exception of 200 shares which were purchased by Mr. Shoemake in an open market purchase) in connection with their Employment Agreements. Pursuant to Restricted Stock Purchase Agreements dated July 20, 2001 for Mr. Shoemake and July 30, 2001 for Mr. Sutton, each purchased 2,000,000 shares at $.15 per share for a total of $300,000. Payment for the shares was in the form of a Recourse Promissory Note which is secured by the shares under a Stock Pledge Agreement. The shares are restricted by the Stock Purchase Agreement and are subject to a vesting schedule set out in the Stock Purchase Agreement. Vesting of the shares occurs upon the achievement by Cornerstone of certain financial performance goals. If the employment of Messrs. Shoemake or Sutton terminates for any reason (including death or permanent disability) or if there is a change of control of Cornerstone, Cornerstone is obligated to repurchase any unvested shares from Messrs. Shoemake and Sutton (or their personal representatives) and apply the proceeds of such repurchase first to any balance of the Recourse Promissory Note. The shares have been registered under the Securities Act of 1933 on Form S-8 and upon vesting under the Stock Purchase Agreements and satisfaction of the Recourse Promissory Note may be transferable.
(4) Mr. May is the Chief Financial Officer, Vice President of Finance and Secretary of the Company. Pursuant to a Stock Purchase Agreement dated July 20, 2001, Mr. May purchased 200,000 of the shares owned by him in connection with his employment at $.15 per share for a total of $30,000. Payment for the shares was in the form of a Recourse Promissory Note which is secured by the shares under a Stock Pledge Agreement. The shares are restricted by the Stock Purchase Agreement and are subject to a vesting schedule set out in the Stock Purchase Agreement. Vesting of the shares occurs when the Company's voting common stock trades at a price (based upon the daily closing price) equal to or greater than one dollar ($1.00) per share for a period of forty five (45) consecutive, calendar days. If the employment of Mr. May terminates for any reason (including death or permanent disability) or if there is a change of control of Cornerstone, Cornerstone is obligated to repurchase any unvested shares from Mr. May (or his personal representative) and apply the proceeds of such repurchase first to any balance of the Recourse Promissory Note. The shares have been registered under the Securities Act of 1933 on Form S-8 and upon vesting under the Stock Purchase Agreements and satisfaction of the Recourse Promissory Note may be transferable. The remaining 100,000 shares of Mr. May's stock were received when the Control Group acquired control in September, 2000.

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

See "Description of Business - Change of Control" for certain relationships regarding the Company's subsidiary, Women of Wrestling, Inc.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.


EXHIBIT
  NO.                   DESCRIPTION                                  LOCATION
  ---                   -----------                                  --------

3.1     Restated Certificate of Incorporation                      (2) Exh. 3.1

3.2     Certificate of Amendment to Certificate of Incorporation   (3) Exh. A

3.3     Amendment to Bylaws                                        (2) Exh. 3.3

4.1     Specimen Common Stock Certificate                          (2) Exh. 4.1

4.2     Restricted Stock Purchase Agreement with Douglas E. May,
        dated July 20, 2001                                        (4) Exh. 4.1

4.3     Restricted Stock Purchase Agreement with William A.
        Shoemake, dated July 20, 2001                              (4) Exh. 4.2

4.4     Restricted Stock Purchase Agreement with Anthony W. Sutton,
        dated July 20, 2001                                        (4) Exh. 4.3

7.1     Stock Redemption Agreement, dated as of June 26, 2001,
        between WOW Entertainment, Inc., Women of Wrestling, Inc.,
        David B. McLane and David McLane Enterprises, Inc.         (5) Exh. 7.1

7.2     Amendment to Distribution Agreement, dated as of May 22,
        2001, between Carter Fortune, WOW Entertainment, Inc.,
        Women of Wrestling, Inc. and M/G Perin, Inc. and
        Richard Perin                                              (5) Exh. 7.2

10.1    Agreement dated as of July 2, 2001, between WOW
        Entertainment, Inc., Women of Wrestling, Inc. and
        Carter M. Fortune                                          (6) Exh. 10.3

10.2    Exchange Agreement dated as of July 2, 2001, between
        WOW Entertainment, Inc., Julie Fisbeck and
        Carter M. Fortune                                          (6) Exh. 10.4

10.3    Exchangeable Promissory Note dated as of July 2, 2001,
        by Murphy Development, Ltd.                                (6) Exh. 10.5

10.4    Exchangeable Line of Credit Promissory Note dated as of
        July 2, 2001, by Murphy Development, Ltd.                  (6) Exh. 10.6

10.5    Optional Exchange  Agreement dated as of July 2, 2001,
        between WOW Entertainment, Inc., Carter M. Fortune
        and Murphy Development, Ltd.                               (6) Exh. 10.7

10.6    Standard Office Lease dated as June 7, 2000, as amended,
        between the Company and L.A. Forum Holdings, LLC           (2) Exh. 10.5

10.7    Lease Agreement between R&R Limited Liability Company
        and Cornerstone Wireless Services, Inc., dated
        June 20, 2001                                              (1)

10.8    Letter Agreement between Company and Jeffrey J. Lewis
        canceling options.                                         (1)

21      List of subsidiaries                                       (1)

23.1    Consent of Katz Sapper & Miller, LLP                       (1)


(1)  Enclosed herewith.
(2) Each of these exhibits is incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended August 31, 2000.
(3) This exhibit is incorporated by reference to the Definitive Information Statement filed by the Company on July 27, 2001.
(4) This exhibit is incorporated by reference to the S-8 filed by the Company on August 3,2001.
(5) This exhibit is incorporated by reference to the Company's Current Report on Form 8-K dated July 11, 2001.
(6) This exhibit is incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended May 31, 2001.

(b)  Reports on Form 8-K.

The Company filed the following reports during the three month period ended August 31, 2001:

Form 8-K dated September 14, 2001 with respect to Murphy Development, Ltd. The Company previously reported in its Form 10Q-SB on July 16, 2001, in "Item 2. Management's Discussion And Analysis Or Plan Of Operations," the acquisition of Murphy Development, Ltd. ("Murphy Development") by the Company. The Company further reported that the Company would provide, by the filing of a Form 8-K, financial statements for Murphy Development as they became available which the Company anticipated to be not later than 60 days after the filing of the 10Q-SB. The Company has subsequently determined that the Company is not required to include financial statements with the reporting of the Murphy Development acquisition because Murphy Development is not a significant subsidiary as defined in Regulation S-X, Rule 3-05(b)(2). Therefore, the Company will not file financial statements for Murphy Development.

Form 8-K dated August 1, 2001 with respect to its establishment on July 20, 2001 of a subsidiary under the name, Cornerstone Wireless Services Incorporated and the hiring of William A. Shoemake as the President and CEO of Cornerstone.

Form 8-K dated July 11, 2001 with respect to the change in control resulting from the redemption on June 26, 2001, by the Company of 19,007,585 shares of common stock of the Company from David B. McLane, which represented all the Company's shares owned by Mr. McLane. Concurrently with the redemption, Mr. McLane resigned from the Board of Directors of the Registrant and as the President of the Registrant's wholly owned subsidiaries Women of Wrestling, Inc. ("WOW") and WOW Women of Wrestling Music I, Inc. Mr. McLane was formerly part of a control group with Messrs. John F. Fisbeck and Carter M. Fortune. As a result of the redemption, Mr. McLane is no longer a member of the control group. Messrs. Fisbeck and Fortune remain members of the control group.

                      FORTUNE DIVERSIFIED INDUSTRIES, INC.
                                AND SUBSIDIARIES
                        (FORMERLY WOW ENTERTAINMENT, INC.
                                 AND SUBSIDIARY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                            August 31, 2001 and 2000

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)


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

Consolidated Balance Sheets                                       F-2

Consolidated Statements of Operations                             F-3

Consolidated Statements of Stockholders' Equity                   F-4

Consolidated Statements of Cash Flows                             F-5

Notes to Consolidated Financial Statements                     F-6 - F-15

                          Independent Auditors' Report



Board of Directors and Stockholders
Fortune Diversified Industries, Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheets of Fortune Diversified Industries, Inc. and Subsidiaries (formerly WOW Entertainment, Inc. and Subsidiary) as of August 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended August 31, 2001 and for the eight months ended August 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortune Diversified Industries, Inc. and Subsidiaries at August 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended August 31, 2001 and for the eight months ended August 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 9 to the consolidated financial statements, effective July 21, 2000, the Company implemented a quasi-reorganization which eliminated its accumulated deficit of $60,099,000.



/s/ KATZ, SAPPER & MILLER, LLP

KATZ, SAPPER & MILLER, LLP
Certified Public Accountants

Indianapolis, Indiana
October 24, 2001

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                           CONSOLIDATED BALANCE SHEETS
                            August 31, 2001 and 2000


                                                     ASSETS

                                                                                   2001              2000
CURRENT ASSETS
       Cash and equivalents                                                     $ 2,538,000      $   294,000
       Restricted cash-Note 2                                                            --           80,000
       Prepaid distribution fee                                                          --          970,000
       Other current assets                                                         107,000          144,000
                                                                                -----------      -----------
            Total Current Assets                                                  2,645,000        1,488,000
                                                                                -----------      -----------

OTHER ASSETS
       Notes receivable-Note 5                                                      630,000               --
       Investment in land development                                                 6,000               --
       Office equipment                                                              35,000           27,000
       Web-site development costs                                                    98,000
       Production costs                                                                  --           60,000
                                                                                -----------      -----------
            Total Other Assets                                                      671,000          185,000
                                                                                -----------      -----------

            TOTAL ASSETS                                                        $ 3,316,000      $ 1,673,000
                                                                                ===========      ===========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                         $    73,000      $   164,000
       Due to escrow agent-Note 2                                                        --           80,000
       Accrued payroll and related expenses                                          28,000          118,000
       Accrued expenses                                                              50,000           40,000
                                                                                -----------      -----------
            Total Current Liabilities                                               151,000          402,000
                                                                                -----------      -----------

STOCKHOLDERS' EQUITY-Notes 2, 4 and 5
       Preferred stock                                                                   --        1,300,000
       Preferred stock subscribed (7,000 shares)                                         --          700,000
       Common stock                                                                 695,000          624,000
       Additional paid-in capital and warrants outstanding                        7,001,000          158,000
       Accumulated deficit, since July 21, 2000, when a
        deficit of $60,099,000 was eliminated-Note 9                             (4,531,000)        (811,000)
                                                                                -----------      -----------
                                                                                  3,165,000        1,971,000
       Less: Preferred stock subscribed (7,000 shares)                                   --         (700,000)
                                                                                -----------      -----------
            Total Stockholders' Equity                                            3,165,000        1,271,000
                                                                                -----------      -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 3,316,000      $ 1,673,000
                                                                                ===========      ===========

See Accompanying Notes to Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        Year Ended August 31, 2001 and Eight Months Ended August 31, 2000


                                                            2001             2000

OPERATING REVENUE                                       $   425,000      $        --
                                                        -----------      -----------

OPERATING COSTS AND EXPENSES
       Operating costs                                    5,381,000          664,000
       Selling, general and administrative expenses       2,009,000          770,000
                                                        -----------      -----------
            Total Operating Costs and Expenses            7,390,000        1,434,000
                                                        -----------      -----------

Operating (Loss)                                         (6,965,000)      (1,434,000)
                                                        -----------      -----------

OTHER INCOME (EXPENSE)
       Interest income                                       20,000            8,000
       Interest expense                                    (180,000)              --
                                                        -----------      -----------
            Total Other Income (Expense)                   (160,000)           8,000
                                                        -----------      -----------

Net (Loss) before Extraordinary Credit and Income
 Taxes                                                   (7,125,000)      (1,426,000)

EXTRAORDINARY CREDIT-EXTINGUISHMENT OF DEBT-Note 4        4,174,000               --
                                                        -----------      -----------

Net (Loss) before Provision for Income Taxes             (2,951,000)      (1,426,000)

PROVISION FOR INCOME TAXES-Note 6                                --               --
                                                        -----------      -----------

NET (LOSS)                                              $(2,951,000)     $(1,426,000)
                                                        ===========      ===========


BASIC INCOME (LOSS) PER SHARE-Note 8
       Before extraordinary credit                      $     (0.11)     $      1.28
       Extraordinary credit                                    0.06               --
                                                        -----------      -----------

            Total Basic Income (Loss) Per Share         $     (0.05)     $      1.28
                                                        ===========      ===========

DILUTED INCOME (LOSS) PER SHARE-Note 8
       Before extraordinary credit                      $     (0.11)     $      0.06
       Extraordinary credit                                    0.06               --
                                                        -----------      -----------

            Total Diluted Income (Loss) Per Share       $     (0.05)     $      0.06
                                                        ===========      ===========

See Accompanying Notes to Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        Year Ended August 31, 2001 and Eight Months Ended August 31, 2000

                                                         Preferred Stock
                                              ---------------------------------------                   Additional
                                                                           Women of                   Paid-in Capital     Cost of
                                               Series       Series        Wrestling,       Common       and Warrants      Treasury
                                                  A        C, D & E          Inc.          Stock        Outstanding        Stock

BALANCE AT DECEMBER 31, 1999                  $  1,000   $ 17,136,000    $         --   $     21,000    $ 42,812,000   $    (25,000)

Effect of 6-for-1 reverse stock split               --             --              --     (3,016,000)      3,016,000             --
Fair value of stock warrants issued for
 distribution services-Note 13                      --             --              --             --         935,000             --
Exercise of stock option (5,000 shares)             --             --              --             --           2,000             --
Accretion of preferred stock                        --        950,000              --             --        (950,000)            --
Cancellation of treasury stock                      --             --              --             --         (25,000)        25,000
Conversion of preferred stock into
 60,331,321 shares of common stock-
 Note 6                                         (1,000)   (18,086,000)             --      3,619,000      14,467,000             --
Quasi-reorganization-Note 13                        --             --              --             --     (60,099,000)            --
Issuance of 20,000 shares of preferred
 stock                                              --             --       2,000,000             --              --             --
Preferred stock subscribed (7,000 shares)           --             --        (700,000)            --              --             --
Dividends paid to preferred stockholders            --             --              --             --              --             --
Net loss                                            --             --              --             --              --             --
                                              --------   ------------    ------------   ------------    ------------   ------------

BALANCE AT AUGUST 31, 2000                          --             --       1,300,000        624,000         158,000             --

Dividends paid to preferred stockholders
Issuance of 7,000 shares of subscribed
 preferred stock                                    --             --         700,000             --              --             --
Issuance of 16,250,000 shares of common stock
 for debt forgiveness-Note 4                        --             --      (2,000,000)       162,000       3,088,000             --
Issuance of stock options-Note 5                    --             --              --             --       1,282,000             --
Cancellation of stock options-Note 5                --             --              --             --        (930,000)            --
Redemption of 19,000,000 shares of common
 stock-Note 4                                       --             --              --       (190,000)        159,000             --
Issuance of 11,550,000 shares of
 common stock-Note 4                                --             --              --        117,000       3,384,000             --
Cancellation of stock warrants-Note 5               --             --              --        (18,000)       (140,000)            --
Net loss                                            --             --              --             --              --             --
                                              --------   ------------    ------------   ------------    ------------   ------------

BALANCE AT AUGUST 31, 2001                    $     --   $         --    $         --   $    695,000    $  7,001,000   $         --
                                              ========   ============    ============   ============    ============   ============

                                                Accumulated
                                                  Deficit
BALANCE AT DECEMBER 31, 1999                    $(59,474,000)

Effect of 6-for-1 reverse stock split                     --
Fair value of stock warrants issued for
 distribution services-Note 13                            --
Exercise of stock option (5,000 shares)                   --
Accretion of preferred stock                              --
Cancellation of treasury stock                            --
Conversion of preferred stock into
 60,331,321 shares of common stock-
 Note 6                                                   --
Quasi-reorganization-Note 13                      60,099,000
Issuance of 20,000 shares of preferred
 stock                                                    --
Preferred stock subscribed (7,000 shares)                 --
Dividends paid to preferred stockholders             (10,000)
Net loss                                          (1,426,000)
                                                ------------

BALANCE AT AUGUST 31, 2000                          (811,000)

Dividends paid to preferred stockholders            (119,000)
Issuance of 7,000 shares of subscribed
 preferred stock                                          --
Issuance of 16,250,000 shares of common stock
 for debt forgiveness-Note 4                              --
Issuance of stock options-Note 5                          --
Cancellation of stock options-Note 5                      --
Redemption of 19,000,000 shares of common
 stock-Note 4                                             --
Issuance of 11,550,000 shares of
 common stock-Note 4                                      --
Cancellation of stock warrants-Note 5               (650,000)
Net loss                                          (2,951,000)
                                                ------------

BALANCE AT AUGUST 31, 2001                      $ (4,531,000)
                                                ============

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        Year Ended August 31, 2001 and Eight Months Ended August 31, 2000

                                                                        2001             2000
OPERATING ACTIVITIES
       Net (loss)                                                    $(2,951,000)     $(1,426,000)
       Adjustments to reconcile net (loss) to net cash (used)
        by operating activities:
            Depreciation                                                   6,000            1,000
            Loss from impairment of production and web-site
             development costs                                           158,000               --
            Stock options granted for services                           128,000          125,000
            Extraordinary credit-extinguishment of debt-Note 9        (4,174,000)              --
            Increase (decrease) in certain operating assets
             and liabilities:
                 Production costs                                        (60,000)
                 Other current assets                                    345,000         (159,000)
                 Accounts payable, accrued expenses and other
                  current liabilities                                    170,000          140,000
                                                                     -----------      -----------
                       Net Cash (Used) by Operating Activities        (6,318,000)      (1,379,000)
                                                                     -----------      -----------

INVESTING ACTIVITIES
       Decrease in amount due from stockholder                                --          376,000
       Land development costs incurred                                    (5,000)              --
       Purchase of office equipment                                      (14,000)         (24,000)
       Web-site development costs incurred                                    --          (98,000)
                                                                     -----------      -----------
                       Net Cash Provided (Used) by Investing
                        Activities                                       (19,000)         254,000
                                                                     -----------      -----------

FINANCING ACTIVITIES
       Dividends paid to preferred stockholders                         (119,000)         (10,000)
       Proceeds from issuance of preferred stock                         700,000        1,300,000
       Proceeds from line of credit borrowings                         5,250,000               --
       Issuance of common stock                                        2,750,000               --
       Proceeds from exercise of stock options                                --            2,000
                                                                     -----------      -----------
                       Net Cash Provided by Financing Activities       8,581,000        1,292,000
                                                                     -----------      -----------

NET INCREASE IN CASH AND EQUIVALENTS                                   2,244,000          167,000

CASH AND EQUIVALENTS
       Beginning of Period                                               294,000          127,000
                                                                     -----------      -----------

       End of Year Period                                            $ 2,538,000      $   294,000
                                                                     ===========      ===========

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business: Fortune Diversified Industries, Inc. (the Company), formerly known as WOW Entertainment, Inc. and American Gaming & Entertainment, Ltd., is a Delaware corporation organized in 1988. The Company is the parent company of three wholly-owned subsidiaries:
     Cornerstone Wireless Services, Inc., Women of Wrestling, Inc., and Murphy Development, Ltd.

     o Cornerstone Wireless Services, Inc. (CWSI) provides a full line of architectural and engineering services for cellular, PCS, SMR, ESMR, microwave systems and fixed wireless providers to customers located throughout the United States. Detailed services include but are not limited to site surveys, site layout drawings, architectural aesthetic designs, foundation designs, antenna mount designs/fabrication, geo-technical investigation and reports, structural analysis and environmental assessments.

     o Women of Wrestling, Inc. owns the WOW - Women of Wrestling(R) property. In July 2001, WOW agreed to license the property to David McLane Enterprises, Inc. ("DME") for a minimum monthly dollar amount plus a percentage of certain revenues for three and one half years. A licensing agreement with DME has not yet been finalized and it is uncertain whether any licensing agreement will be entered into with DME.

     o Murphy Development, Ltd. is a commercial and retail real estate development company.

     During 2000 and through July 2001, the Company's main area of emphasis was in entertainment, primarily, WOW - Women of Wrestling. However, the Company's primary operating focus has shifted from the entertainment industry to the wireless telecommunications industry through its subsidiary Cornerstone Wireless Services, Inc. Because of the Company's change in operating focus and its expanded current and future anticipated holdings, the Company amended its certificate of incorporation to change its name from "WOW Entertainment, Inc." to "Fortune Diversified Industries, Inc." and changed its stock symbol from "WOWI" to "FDVI", effective August 16, 2001.

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

     Revenues: The Company enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on either a fixed price or unit price basis in which the Company agrees to do the work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within one year. The Company generally recognizes revenue when services are performed. The Company will at times record revenues from longer term, fixed price contracts on a percentage-of-completion basis. The Company recognizes revenue from the direct distribution, exploitation, and licensing of film and television programs before deduction for any of the Company's direct costs of distribution. For markets and territories in which the Company's fully or jointly-owned films and television programs are distributed by third parties, revenue is the net amounts payable to the Company by third party distributors. Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Cash and Equivalents may include money market fund shares, bank time deposits and certificates of deposits, and other instruments with original maturities of three months or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has never experienced any losses in such accounts.

     Operating Costs consist primarily of salaries, wages and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees.

     Production Costs: The Company has implemented Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films", which requires special accounting for production costs relating to episodic television series. Specifically, SOP 00-2 requires a company to demonstrate through its experience and industry norms that the number of episodes already produced, plus those for which a firm commitment exists and the entity expects to deliver, can be licensed in the secondary market before an episodic television series can implement the individual-film-forecast-computation method to amortize production costs. SOP 00-2 further stipulates that until an entity can establish estimates of secondary market revenue, capitalized costs for each episode produced should not exceed an amount equal to the amount of revenue contracted for that episode, the entity should expense as incurred production costs in excess of this limitation on an episode-by-episode basis, and the entity should expense all capitalized costs for each episode as it recognizes the related revenue for each episode. The Company follows the more conservative episode-by-episode basis versus the individual-film-forecast-computation method. Furthermore, as the Company had effectively recognized revenues from the initial airing of all of the episodes produced through the year-end, all production costs as of August 31, 2001, were expensed. As such, the Company did not have any capitalized production costs as of August 31, 2001.

     Office Equipment is recorded at cost. Depreciation is provided by the straight-line method over the estimated useful lives (3 to 10 years) of the respective assets.

                                                       2001           2000

           Office equipment                          $ 40,000       $ 31,000
           Less:  Accumulated depreciation             (5,000)        (4,000)
                                                     --------       --------

           Office Equipment, Net                     $ 35,000       $ 27,000
                                                     ========       ========

     Web-Design Costs incurred subsequent to the preliminary project stage are capitalized until the website is operational and then amortized on a straight-line basis over 24 months. Costs of maintaining and operating the website are expensed as incurred. The Company determined that its web-design costs were impaired; accordingly, such costs were fully amortized during the year ended August 31, 2001.

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

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Leases: The Company's facilities are leased pursuant to a one-year lease agreement which expires in June 2002.

     Advertising and Exploitation Costs, including marketing, advertising, publicity, promotion and other distribution costs, are expensed as incurred and totaled $1,292,000 for the year ended August 31, 2001, and $236,000 for the eight months ended August 31, 2000.

     Fair Value of Financial Instruments is estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, prepayments, and other factors. Changes in assumptions or market conditions could significantly affect these estimates. The amounts reported in the consolidated balance sheets for cash and equivalents, receivables, and payables approximate fair value.

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

     Income Per Common Share: Income per share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Under SFAS No. 128, basic income per share is computed based on income applicable to common stock divided by the weighted average number of common shares outstanding for the period. Diluted income per share is computed based on income applicable to common stock divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive common stock equivalents.

     Income Taxes: The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates.

NOTE 2 - CHANGE IN CONTROL

     On September 1, 2000, David B. McLane, John F. Fisbeck, Carter M. Fortune (collectively, the "Control Group") and their assigns collectively purchased 61,318,563 shares of the Company common stock. Of the 61,318,563 shares purchased, 57,360,255 shares were purchased by the Control Group. The right to purchase the remainder of the shares was assigned to family members of the Control Group and employees and consultants of WOW Entertainment, Inc., a company owned by the Control Group (which company became a wholly-owned subsidiary of the Company and changed its name to Women of Wrestling, Inc.). In particular, the Company's distributor of its television program, M/G Perin, Inc., through its principal shareholder, Richard Perin, purchased 3% of the 61,318,563 shares common stock pursuant to a distribution agreement with the Company. (MG Perin, Inc. was also entitled to receive a warrant to purchase 1% of the common stock owned by the Control Group). The source of funds for all purchases was from personal funds of the Control Group. Collectively, the stock purchased represented 98.1% of the outstanding share of common stock of the Company.

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

     The other agreement was with Shamrock Holdings Group, Inc. ("Shamrock", collectively with the Estate, the "Sellers") and provided for the purchase of 970,503 shares of common stock (of which 233,260 shares were converted from the Company's Series A preferred stock owned by Shamrock pursuant to a notice of conversion delivered to the Company dated July 21, 2000) for $1,800 in cash.

     Pursuant to the stock purchase agreements, the Control Group and the Sellers required that the cash on hand in the Company as of September 1, 2000, less specified liabilities, be deposited with an escrow agent and, subject to certain offsets, be distributed to the Sellers on September 30, 2000.

     On September 1, 2000, J. Douglas Wellington resigned as the Company's President and Chief Executive Officer ("CEO") and David McLane was elected President and Douglas E. May was elected Chief Financial Officer. Mr. McLane was also appointed to the Board of Directors. As of such date, the Company entered in a severance and consulting agreement with Mr. Wellington.

     In October, 2000, certain actions, which had been approved by written consent of the Control Group, became effective, including a 1 for 6 reverse stock split resulting in each share of common stock being reclassified into
     0.1667 of a share of new common stock, $0.01 par value. Except as otherwise noted, the outstanding shares of common stock presented in this Form 10-KSB have been adjusted for this reverse stock split.

     On September 1, 2000, the Company purchased for nominal consideration all of the common stock of Women of Wrestling, Inc. ("WOW"), a company owned by the Control Group. WOW was incorporated as an Indiana corporation in May, 2000, and had no operating history. This transaction was accounted for in a manner similar to a pooling of interests. WOW's significant assets included employment, venue and other production contracts (entered into in the ordinary course of business); certain intellectual property, including trademark rights in the "WOW Women of Wrestling" name, logos and character names of performers; rights in characters portrayed by performers; publicity rights of performers with respect to their performances; and copyrights in recorded performances, events, programs, advertisements and promotional materials and capitalized production costs relating to its syndicated television program.

NOTE 3 - CREDIT FACILITIES

     At August 31, 2000, the Company had a $3 million operating line of credit with a stockholder. The line of credit was secured by all of the assets of WOW, an operating subsidiary of the Company. There were no outstanding borrowings at August 31, 2000, and the line of credit expired during the year ended August 31, 2001.

NOTE 4 - STOCKHOLDERS' EQUITY

     The following are the details of the Company's preferred and common stock (giving effect to the one-for-six reverse stock split discussed in Note 2) as of August 31, 2001 and 2000:

                                                                              Number of Shares
                                           Authorized        Issued       Outstanding       Amount
      August 31, 2001
           Common stock, $0.01 par
            value (1)(2)                  500,000,000      69,496,629      69,496,629     $  695,000
                                                                                          ==========

           Preferred stock
               Series A Preferred stock
                of subsidiary, $100 par
                value                       5,000,000               -               -     $        -
                                                                                          ==========

      August 31, 2000
           Common stock, $0.01 par
            value (1)(2)                  500,000,000      62,424,946      62,424,946     $  624,000
                                                                                          ==========

           Preferred stock
               Series A Preferred stock
                of subsidiary, $100 par
                value                       5,000,000          13,000          13,000     $1,300,000
                                                                                          ==========

     (1) As of May 22, 2001, the Company and its subsidiary, Women of Wrestling, Inc. ("WOW"), executed an Amendment to its Distribution Agreement with M/G Perin, Inc. and Richard Perin (collectively "Perin") in which they agreed to terminate their Distribution Agreement dated January 18, 2000 and enter into a new agreement covering only WOW's free television programs created through May 22, 2001.

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


     (2) As of June 26, 2001, the Company redeemed 19,007,585 shares of common stock of the Company from David B. McLane, which represented all the shares owned by Mr. McLane, and cancelled the outstanding warrant. Concurrently with the redemption, Mr. McLane resigned from the Board of Directors of the Company and as President of the Company and its subsidiaries. As a result of the redemption, Mr. McLane is no longer a member of the Control Group.

     On May 5, 2000, the Company authorized 5,000,000 shares of cumulative voting Series A preferred stock. Dividends are payable quarterly at the rate of Libor plus 1%. Preferred stockholders have preference over common stockholders in dividends and liquidation rights. The preferred stock has voting rights similar to those of the common stockholders. At the Company's option, the Series A preferred stock may be redeemed at a purchase price of $100 per share plus any unpaid dividends. The outstanding and subscribed preferred stock was purchased by a member of the Control Group.

     On June 29, 2001, the Company announced a major capital restructuring, which was effective July 2, 2001. The restructuring, which was part of several agreements and commitments between the Company and Mr. Fortune, the Company's largest shareholder and the holder of certain debt and preferred stock of the Company, allowed the Company to eliminate its existing debt, acquire Murphy Development, Ltd. ("Murphy Development"), a commercial and retail real estate development company 50% owned by Mr. Fortune, and issue new convertible debt to be used to purchase and operate the Company's existing and future businesses.

     As part of the restructuring, Mr. Fortune received $3,250,000 of the Company's common stock at the June 28, 2001 closing price of $0.20 a share, or 16,250,000 restricted shares, in exchange for his $2,000,000 of WOW preferred stock and in full satisfaction of his approximately $5,424,000 of WOW debt. This resulted in an extraordinary credit of $4,174,000.

     In addition, Mr. Fortune and Julie Fisbeck, who is the sister of John Fisbeck, one of the members of the Control Group, also exchanged their respective 50% ownership interests in Murphy Development, in exchange for $120,000 of the Company's common stock at the June 28, 2001 closing price of $0.20 a share. Fortune and Julie Fisbeck each received 300,000 restricted shares.

     Mr. Fortune also agreed to loan $500,000 to Murphy Development. The loan was secured by all of the assets of Murphy Development and was convertible at Mr. Fortune's option into shares of the Company's common stock at $0.407401 a share. Mr. Fortune exercised the option on August 27, 2001, and received 1,227,292 restricted shares.

     Mr. Fortune also agreed to make available to Murphy Development an operating line of credit of up to $2,250,000, if and as needed. The line of credit was secured by all of the assets of Murphy Development and is convertible at Fortune's option into shares of the Company's common stock at $0.407401 a share. On August 27, 2001, the Company borrowed $2,250,000 under the line of credit, and Mr. Fortune exercised the option and received 5,522,814 restricted shares.

     In July 2001, the Company entered into several restricted stock agreements with key employees. Pursuant to these agreements, the Company advanced $630,000 to purchase 4,200,000 shares of restricted stock. The restrictions are pursuant to the respective stock purchase agreements. The loans are repayable in 2006.

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

     The Company periodically issues warrants on a one-for-one basis for the purchase of shares of its common stock. The exercise prices of the warrants are no less than the fair market value of the common stock on the dates of grant. The estimated fair market value of the warrants is measured on the date of grant (measurement date), and accounted for as part of the related transaction. In connection with the change in control discussed in Note 2, the Company agreed to grant 50,000 new warrants to the Company's former CEO on June 30, 2002. Each new warrant is convertible into one share of common stock at an exercise price of $1.00 per share exercisable from June 30, 2002 through June 30, 2008. In connection with a certain distribution agreement, the Company's distributor was granted a warrant to purchase 1% of the common stock owned by the Control Group at an aggregate exercise price of $1,000,000. That agreement was terminated in May 2001, the warrant rights were voided and the Company redeemed the distributor's 1,839,556 shares of common stock.

      Transactions related to the stock option plan were as follows:

                                                           Weighted                      Weighted
                                                           Average         Eight         Average
                                                           Exercise     Months Ended     Exercise
                                         Year Ended         Price        August 31,        Price
                                      August 31, 2001     Per Share         2000         Per Share
           Options outstanding at
            beginning of period            83,334            $0.42         238,482         $16.44
           Options exercised              (83,334)            0.42          (5,000)          0.36
           Options issued               1,350,000 (2)(4)      0.12
           Options canceled            (1,000,000)(3)(4)      0.01        (150,148)(1)      25.92
                                       -----------                        --------

           Options outstanding at
            end of period                 350,000            $0.46          83,334 (1)     $ 0.42
                                       ==========                         ========

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

     (3) On November 15, 2001, the Company and the CEO agreed in principle on August 31, 2001 and entered into an agreementon November 15, 2001 to cancel the options to purchase 1,000,000 shares of common stock previously granted to the CEO.

     (4) In connection with a certain consulting agreement, the Company's investment banker was granted an option to purchase 150,000 shares of common stock at an aggregate exercise price of approximately $143,000. The options are exercisable immediately and expire in 2005.

     The Company accounts for employee stock-based transactions under Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for options issued with an exercise price equal to the market value of the common stock at the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Management believes that had compensation cost been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, there would have been no material effect on the Company's net loss and its earnings per common share for the eight months ended August 31, 2000.

     In connection with the change in control discussed in Note 2, the Company agreed to grant 50,000 warrants to the Company's former CEO on June 30, 2002. Each warrant is convertible into one share of common stock at an exercise price of $1.00 per share exercisable June 30, 2002 through June 30, 2008.

NOTE 6 - INCOME TAXES

     Reconciliation of income taxes computed at the statutory rate to the Company's effective rate is as follows:

                                                           2001          2000

     Federal income tax (benefit) at statutory rate    $(1,035,000)   $(500,000)
     Effect of graduated rates                             354,000            -
     State income tax, net of federal benefit             (154,000)           -
     Other                                                  35,000            -
     Change in valuation allowance                         800,000      500,000
                                                       -----------    ---------

         Provision for Income Taxes                    $         -    $       -
                                                       ===========    =========

     The significant components of the Company's deferred tax asset are as follows:

                                                       August 31,     August 31,
                                                          2001           2000

     Deferred Tax Assets:
         Net operating loss carryforwards              $ 1,225,000    $ 445,000
         Stock warrants                                    145,000       55,000
         Valuation allowance                            (1,370,000)    (500,000)
                                                       -----------    ---------

     Net Deferred Tax Asset                            $         -    $       -
                                                       ===========    =========

     At August 31, 2001, the Company's had tax operating loss carryforwards of approximately $6,600,000 which expire during the years of 2020 and 2021.

NOTE 7 - NONCASH INVESTING AND FINANCING ACTIVITIES

     Noncash investing and financing activities occurred as follows:

                                                                    Eight Months
                                                         Year Ended     Ended
                                                         August 31,   August 31,
                                                           2001         2000

     Write-off of fully-depreciated equipment                        $    80,000
     Accretion on Series C and D preferred stock                         950,000
     Reversal of previously accrued accretion on
      preferred stock                                                 18,086,000
     Issuance of common stock in exchange for debt       $ 5,250,000           -
     Issuance of common stock in exchange for preferred
      stock                                                2,000,000           -
     Issuance of common stock in exchange for notes
      receivable                                             630,000           -
     Quasi-reorganization                                             60,099,000

     The Company's Series C preferred stock, Series D preferred stock and Series E preferred stock were all converted into common stock as of July 21, 2000. Accordingly, the Company reversed the accretion previously accrued with respect to such preferred stock.

     The Company paid no income taxes for the year ended August 31, 2001 or the eight months ended August 31, 2000. The Company paid interest of $180,000 (all to a member of the Control Group) for the year ended August 31, 2001. No interest was paid during the eight months ended August 31, 2000.

NOTE 8 - PER SHARE DATA

     The following presents the computation of basic earnings per share and diluted earnings per share:

                                                                                   Eight Months
                                                                 Year Ended          Ended
                                                                 August 31,         August 31,
                                                                    2001              2000
           Net (loss)                                            $(2,951,000)     $ (1,426,000)
                                                                 -----------      ------------

           Dividends and accretion on preferred stock                                 (950,000)
           Dividends                                                (119,000)          (10,000)
           Reversal of previously accrued accretion upon
            Conversion of preferred stock                                  -        18,086,000
                                                                 -----------      ------------
               Total Dividends and Accretion on Preferred Stock     (119,000)       17,126,000
                                                                 -----------      ------------

           Net Income (Loss) Available for Common
            Stockholders                                         $(3,070,000)     $ 15,700,000
                                                                 ===========      ============

           Basic Income (Loss) Per Share:
               Before extraordinary credit                       $     (0.11)     $       1.28
               Extraordinary credit                                     0.06                 -
                                                                 -----------      ------------

                     Total Basic Income per Share                $     (0.05)     $       1.28
                                                                 ===========      ============

           Diluted Income (Loss) Per Share:
               Before extraordinary credit                       $     (0.11)     $       0.06
               Extraordinary credit                                     0.06                 -
                                                                 -----------      ------------

                     Total Diluted Income (Loss) per Share       $     (0.05)     $       0.06
                                                                 ===========      ============

           Shares Outstanding:
               Basic weighted average number of common shares
                outstanding                                       65,535,720        12,229,537
               Dilutive effect of conversion of options              350,000           168,259
               Dilutive effect of conversion of preferred stock
                Series A, C, D and E                                       -       256,805,556
                                                                 -----------      ------------

                     Total Shares Outstanding                     65,885,720       269,203,352
                                                                 ===========      ============

NOTE 9 - QUASI-REORGANIZATION

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

NOTE 10 - COMPARATIVE FINANCIAL INFORMATION

                                                               Twelve Months  Twelve Months
                                                                   Ended         Ended
                                                                 August 31,     August 31,
                                                                    2001          2000
      Selected Financial Data                                    (Audited)     (Unaudited)
           Operating revenue                                    $   425,000    $11,743,000
           Net income (loss) before extraordinary credit for
            debt forgiveness and provision for income taxes      (7,125,000)     4,664,000
           Extraordinary credit-net of taxes                      4,174,000     28,305,000
           Net income (loss)                                     (2,951,000)    32,972,000

NOTE 11 - SEGMENT INFORMATION

     Prior to 2000, the Company operated various gaming operations through wholly-owned subsidiaries. The Company has decided to focus its efforts in other areas and is currently not seeking to develop gaming projects. Future operations of the Company will be organized around four primary segments:

          o    Cornerstone Wireless (Architecture and Engineering)
          o    Murphy Development (Real Estate Development)
          o    Women of Wrestling (Entertainment)
          o    Fortune Diversified (Holding Company)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        FORTUNE DIVERSIFIED INDUSTRIES, INC.



Date: 11/29/01          By: /s/ Jeffrey J. Lewis
                            -----------------------------------------
                            Jeffrey J. Lewis, Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

 Date: 11/29/01


/s/ Jeffrey J. Lewis
------------------------------------------------------
Jeffrey J. Lewis, Chief Executive Officer and Director

/s/ Douglas E. May
------------------------------------------------------
Douglas E. May, Chief Financial Officer,
Vice President of Finance, Secretary and Director