Form 10QSB
period 2001-11-30
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2002-01-14
CIK 851249

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from __________ to ___________

                Commission file number          0-19049



                      Fortune Diversified Industries, Inc.
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

                6809 Corporate Drive, Indianapolis, Indiana 46278
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (317) 532-1374
                ------------------------------------------------
                (Issuer's telephone number, including area code)


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

On January 11, 2002 there were 69,496,629 shares of the Company's Common Stock outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                           CONSOLIDATED BALANCE SHEETS


                                           ASSETS

                                                                  Unaudited         Audited
                                                                 November 30,      August 31,
                                                                     2001             2001
                                                                 -----------      -----------
CURRENT ASSETS
     Cash and equivalents                                        $ 1,775,000      $ 2,538,000
     Accounts receivable                                              18,000               --
     Other current assets                                            111,000          107,000
                                                                 -----------      -----------
         Total Current Assets                                      1,904,000        2,645,000
                                                                 -----------      -----------

OTHER ASSETS
     Notes receivable-Note 4                                         630,000          630,000
     Investment in land development                                    6,000            6,000
     Investment in marketable securities                             677,000               --
     Office equipment                                                 48,000           35,000
                                                                 -----------      -----------
         Total Other Assets                                        1,361,000          671,000
                                                                 -----------      -----------

         TOTAL ASSETS                                            $ 3,265,000      $ 3,316,000
                                                                 ===========      ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                            $    62,000      $    73,000
     Accrued payroll and related expenses                             44,000           28,000
     Accrued expenses                                                 53,000           50,000
                                                                 -----------      -----------
         Total Current Liabilities                                   159,000          151,000
                                                                 -----------      -----------

STOCKHOLDERS' EQUITY-Notes 2, 4 and 5
     Common stock                                                    695,000          695,000
     Additional paid-in capital and warrants outstanding           7,001,000        7,001,000
     Accumulated deficit, since July 21, 2000, when a
      deficit of $60,099,000 was eliminated-Note 7                (4,722,000)      (4,531,000)
     Accumulated other comprehensive income                          132,000               --
                                                                 -----------      -----------
                                                                   3,106,000        3,165,000

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 3,265,000      $ 3,316,000
                                                                 ===========      ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three Months Ended
                                                            November 30,     November 30,
                                                                2001             2000
                                                            -----------      -----------
REVENUES                                                    $    20,000      $    92,000

COST OF REVENUES                                                 85,000        2,641,000
                                                            -----------      -----------

GROSS PROFIT                                                    (65,000)      (2,549,000)

SELLING, GENERAL, AND
     ADMININSTRATIVE EXPENSES                                   265,000          366,000
                                                            -----------      -----------

Operating (Loss)                                               (330,000)      (2,915,000)
                                                            -----------      -----------

OTHER INCOME (EXPENSE)
     Interest income                                             26,000            1,000
     Interest expense                                                --           (7,000)
     Gains on investments in marketable securities, net         113,000               --
                                                            -----------      -----------
         Total Other Income (Expense)                           139,000           (6,000)
                                                            -----------      -----------

Net (Loss) before Provision for Income Taxes                   (191,000)      (2,921,000)

PROVISION FOR INCOME TAXES                                           --               --
                                                            -----------      -----------

NET (LOSS)                                                  $  (191,000)     $(2,921,000)
                                                            ===========      ===========


BASIC INCOME (LOSS) PER SHARE-Note 6                        $        --      $     (0.05)
                                                            ===========      ===========


DILUTED INCOME (LOSS) PER SHARE-Note 6                      $        --      $     (0.05)
                                                            ===========      ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Three Months Ended
                                                                November 30,     November 30,
                                                                    2001             2000
                                                                -----------      -----------
OPERATING ACTIVITIES
     Net (loss)                                                 $  (191,000)     $(2,921,000)
     Adjustments to reconcile net (loss) to net cash (used)
      by operating activities:
         Depreciation                                                 5,000            1,000
         Gain on sale of investments                               (113,000)
         Increase (decrease) in certain operating assets
          and liabilities:
             Accounts receivable                                    (18,000)         (97,000)
             Merchandise inventories                                     --          (38,000)
             Production costs                                            --           16,000
             Other current assets                                    (4,000)          38,000
             Accounts payable, accrued expenses and other
              current liabilities                                     8,000          203,000
                                                                -----------      -----------
                 Net Cash (Used) by Operating Activities           (313,000)      (2,798,000)
                                                                -----------      -----------

INVESTING ACTIVITIES
     Purchase of office equipment                                   (18,000)          (5,000)
     Purchase of available-for-sale investments                  (1,095,000)              --
     Sale of available-for-sale investments                         663,000
     Web-site development costs incurred                                 --          (49,000)
                                                                -----------      -----------
                 Net Cash  (Used) by Investing
                  Activities                                       (450,000)         (54,000)
                                                                -----------      -----------

FINANCING ACTIVITIES
     Dividends paid to preferred stockholders                            --          (28,000)
     Proceeds from issuance of preferred stock                           --          700,000
     Proceeds from line of credit borrowings                             --        2,000,000
     Issuance of common stock                                            --           34,000
                                                                -----------      -----------
                 Net Cash Provided by Financing Activities               --        2,706,000
                                                                -----------      -----------

NET DECREASE IN CASH AND EQUIVALENTS                               (763,000)        (146,000)

CASH AND EQUIVALENTS
     Beginning of Period                                          2,538,000          294,000
                                                                -----------      -----------

     End of Year Period                                         $ 1,775,000      $   148,000
                                                                ===========      ===========

SUPPLEMENTAL DISCLOSURES
     Noncash investing and financing activities:
      Unrealized net gain on marketable securities              $   132,000


See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business: Fortune Diversified Industries, Inc. (the Company), formerly known as WOW Entertainment, Inc. and American Gaming & Entertainment, Ltd., is a Delaware corporation organized in 1988. The Company is the parent company of wholly-owned subsidiaries: Cornerstone Wireless Services, Incorporated, Cornerstone Wireless Construction Services, Inc., Women of Wrestling, Inc., and Murphy Development, Ltd. The Company's current operating focus is achieved through its Cornerstone Wireless subsidiaries: Cornerstone Wireless Services Incorporated and Cornerstone Wireless Construction Services, Inc. and their affiliates ("Cornerstone").

          o Cornerstone can assist its customers with: 1) wireless site acquisition (e.g., raw-land property along an interstate or a building rooftop for co-location of an antenna); 2) architectural and engineering analysis and drawings (e.g., analysis of an existing cell tower or construction drawings of cell towers and switches); 3) site construction; and 4) existing site maintenance and upgrades.

          o Women of Wrestling, Inc. owns the WOW - Women of Wrestling(R) property. In July 2001, WOW agreed to license the property to David McLane Enterprises, Inc. ("DME")for a minimum monthly dollar amount plus a percentage of certain revenues for three and one half years. A licensing agreement with DME has not yet been finalized and it is uncertain whether any licensing agreement will be entered into with DME.

          o Murphy Development, Ltd. is a commercial and retail real estate development company.

     During 2000 and through July 2001, the Company's main area of emphasis was in entertainment, primarily, WOW - Women of Wrestling. However, the Company's primary operating focus has shifted from the entertainment industry to the wireless telecommunications industry through its Cornerstone subsidiaries. Because of the Company's change in operating focus and its expanded current and future anticipated holdings, the Company amended its certificate of incorporation to change its name from "WOW Entertainment, Inc." to "Fortune Diversified Industries, Inc." and changed its stock symbol from "WOWI" to "FDVI", effective August 16, 2001.

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

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenues: Cornerstone enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on either a fixed price or unit price basis in which Cornerstone agrees to perform work for a fixed amount for the entire project (fixed price) or for units of work performed (unit price). Cornerstone also performs services on a cost-plus or time and materials basis. Cornerstone completes most projects within one year, and generally recognizes revenue when services are performed. However, Cornerstone does recognize revenue from long term, fixed price contracts on a percentage-of-completion basis.

     Women of Wrestling recognizes revenue from the direct distribution, exploitation, and licensing of film and television programs before deduction for any direct costs of distribution. For markets and territories in which the Women of Wrestling's fully or jointly-owned films and television programs are distributed by third parties, revenue is the net amounts payable to Women of Wrestling by third party distributors. Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

     Cash and Equivalents may include money market fund shares, bank time deposits and certificates of deposits, and other instruments with original maturities of three months or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has never experienced any losses in such accounts.

     Marketable Securities include common stocks classified as "available for sale". The securities are carried at fair value based on current market quotations. Unrealized holding gains and losses are not included in "net income", but are accounted for as "other comprehensive income" and reflected as a separate component of the change in stockholder's equity. At November 30, 2001, the portfolio of marketable equity securities included gross unrealized gains of $132,000. The cost of securities used to compute realized gains and losses is based on specifically-identified securities.

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

NOTE 3 - CREDIT FACILITIES

     At November 30, 2000, the Company had borrowed $2 million on a $3 million operating line of credit with a stockholder. The line of credit was secured by all of the assets of WOW, an operating subsidiary of the Company. The line of credit expired during the year ended August 31, 2001. There were no outstanding borrowings at November 30, 2001.

NOTE 4 - STOCKHOLDERS' EQUITY

     The following are the details of the Company's preferred and common stock (giving effect to the one-for-six reverse stock split discussed in Note 2) as of November 30, 2001 and August 31, 2001:

                                                   Number of Shares
                                       Authorized        Issued     Outstanding     Amount
     November 30, 2001
        Common stock, $0.01 par
         value (1)(2)                 500,000,000    69,496,629      69,496,629    $695,000
                                                                                   ========

        Preferred stock
           Series A Preferred stock
            of subsidiary, $100 par
            value                       5,000,000             -               -    $       -
                                                                                   =========

     August 31, 2001
        Common stock, $0.01 par
         value (1)(2)                 500,000,000    69,496,629      69,496,629    $695,000
                                                                                   ========

        Preferred stock
           Series A Preferred stock
            of subsidiary, $100 par
            value                       5,000,000             -               -    $       -
                                                                                   =========

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

     Transactions related to the stock option plan were as follows:

                                                     Weighted                         Weighted
                                        Three        Average                          Average
                                    Months Ended     Exercise     Year Ended          Exercise
                                     November 30,      Price       August 31,           Price
                                        2001         Per Share        2001            Per Share
        Options outstanding at
         beginning of period            350,000        $0.46          83,334           $0.42
        Options exercised                     -                      (83,334)           0.42
        Options issued                        -                    1,350,000 (1)(3)     0.12
        Options canceled                      -                   (1,000,000)(2)        0.01
                                        -------                   ----------

        Options outstanding at
         end of period                  350,000        $0.46         350,000           $0.46
                                        =======                   ==========

     (1) On January 12, 2001, the Company hired a new CEO. In connection with this hiring, he was granted an option to purchase 1,200,000 shares of common stock of an aggregate purchase price of $12,000. The options vest at a rate of 200,000 shares every six months beginning July 12, 2001.

     (2) The Company and the CEO agreed in principle on August 31, 2001 and entered into an agreement on November 15, 2001 to cancel the options to purchase 1,000,000 shares of common stock previously granted to the CEO.

     (3) In connection with a certain consulting agreement, the Company's investment banker was granted an option to purchase 150,000 shares of common stock at an aggregate exercise price of approximately $143,000. The options are exercisable immediately and expire in 2005.

     The Company accounts for employee stock-based transactions under Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for options issued with an exercise price equal to the market value of the common stock at the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Management believes that had compensation cost been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, there would have been no material effect on the Company's net loss and its earnings per common share for the three months ended November 30, 2001 and 2000.

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

NOTE 6 - PER SHARE DATA

     The following presents the computation of basic earnings per share and diluted earnings per share:

                                                                 Three           Three
                                                              Months Ended    Months Ended
                                                              November 30,    November 30,
                                                                  2001            2000
        Net (loss)                                            $  (191,000)     $(2,921,000)

        Dividends on preferred stock                                -              (28,000)
                                                              -----------      -----------

        Net Income (Loss) Available for Common
         Stockholders                                         $  (191,000)     $(2,949,000)
                                                              ===========      ===========

        Basic Income (Loss) Per Share                         $         -      $     (0.05)
                                                              -----------      ===========

        Diluted Income (Loss) Per Share                       $         -      $     (0.05)
                                                              -----------      ===========

        Shares Outstanding:
           Basic weighted average number of common shares
            outstanding                                        69,496,629       62,509,164

     At November 30, 2001 and 2000, all outstanding options and warrants were anti-dilutive.

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

NOTE 8 - SEGMENT INFORMATION

     Prior to 2000, the Company operated various gaming operations through wholly-owned subsidiaries. The Company has decided to focus its efforts in other areas and is currently not seeking to develop gaming projects. Future operations of the Company will be organized around four primary segments:

          o    Cornerstone Wireless (Wireless Site Development)
          o    Murphy Development (Real Estate Development)
          o    Women of Wrestling (Entertainment)
          o    Fortune Diversified (Holding Company)

                                         Cornerstone        Murphy                           Fortune
                                          Wireless        Development       Women of       Diversified
                                       (Wireless Site    (Real Estate       Wrestling        (Holding          Segment
                                         Development)     Development)   (Entertainment)     Company)          Totals
Three Months Ended November 30, 2001

Revenues                                 $    20,000      $        --      $        --      $        --      $    20,000
Cost of revenues                             (85,000)              --               --               --          (85,000)
Selling, general and administrative
 expenses                                   (141,000)         (18,000)          (5,000)        (101,000)        (265,000)
                                         -----------      -----------      -----------      -----------      -----------

Segment Operating (Loss)                 $  (206,000)     $   (18,000)     $    (5,000)     $  (101,000)     $  (330,000)
                                         ===========      ===========      ===========      ===========      ===========

As of November 30, 2001

Cash                                     $    70,000      $    25,000      $    29,000      $ 1,651,000      $ 1,775,000
Accounts receivable                           18,000               --               --               --           18,000
Other current assets                          10,000               --               --          101,000          111,000
Other assets                                  29,000            6,000               --        1,326,000        1,361,000
                                         -----------      -----------      -----------      -----------      -----------

Total Segment Assets                     $   127,000      $    31,000      $    29,000      $ 3,078,000      $ 3,265,000
                                         ===========      ===========      ===========      ===========      ===========


Three Months Ended November 30, 2000

Revenues                                 $        --      $        --      $    92,000      $        --      $    92,000
Cost of revenues                                  --               --       (2,641,000)              --       (2,641,000)
Selling, general and administrative
 expenses                                         --               --         (333,000)         (33,000)        (366,000)
                                         -----------      -----------      -----------      -----------      -----------

Segment Operating (Loss)                 $        --      $        --      $(2,882,000)     $   (33,000)     $(2,915,000)
                                         ===========      ===========      ===========      ===========      ===========

As of August 31, 2001

Cash                                     $   280,000      $    25,000      $    30,000      $ 2,203,000      $ 2,538,000
Other current assets                          10,000               --            5,000           92,000          107,000
Other assets                                  23,000            6,000               --          642,000          671,000
                                         -----------      -----------      -----------      -----------      -----------

Total segment assets                     $   313,000      $    31,000      $    35,000      $ 2,937,000      $ 3,316,000
                                         ===========      ===========      ===========      ===========      ===========

Item 2.  Management's Discussion And Analysis Or Plan Of Operations.

This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of Fortune Diversified Industries, Inc. (the "Company"), its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, those risks and uncertainties are discussed under the headings "Risk Factors" and "Management's Discussion and Analysis Or Plan of Operations," in the Company's Form 10-KSB40 for the fiscal year ended August 31, 2001 as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited financial statements of the Company and related notes set forth elsewhere herein.

Fortune Diversified Industries, Inc. (formerly known as WOW Entertainment, Inc. and prior to that American Gaming & Entertainment, Ltd.), is a Delaware corporation incorporated in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and such subsidiaries unless the context otherwise requires. The Company is the parent company of Cornerstone Wireless Services, Incorporated; Cornerstone Wireless Construction Services, Inc.; Women of Wrestling, Inc.; and Murphy Development, Ltd. Prior to 2000, the Company owned equity interests in various properties that were utilized in casino gaming projects. The Company is no longer seeking to develop gaming projects.

The Company's primary operating focus shifted in the past year from the entertainment industry to the wireless telecommunications industry. Because of the Company's change in operating focus and expanded current and future anticipated holdings, the Company changed its name from "WOW Entertainment, Inc." to "Fortune Diversified Industries, Inc." and stock Symbol from WOWI to FDVI effective August 16, 2001.

The Company's current operating focus is achieved through its Cornerstone Wireless subsidiaries Cornerstone Wireless Services Incorporated and Cornerstone Wireless Construction Services, Inc. and their affiliates ("Cornerstone"). Cornerstone has the capability to assist its customers with the wireless site development process from visualization to completion, as well as site maintenance and upgrades. Simply stated, Cornerstone can assist its clients with any and all of the following: 1) wireless site acquisition (e.g., raw-land property along an interstate or a building rooftop for co-location of an antenna); 2) architectural and engineering analysis and drawings (e.g., analysis of an existing cell tower or construction drawings of cell towers and switches);
3) site construction; and 4) existing site maintenance and upgrades.

Cornerstone Wireless Services, Incorporated was acquired by the Company in July, 2001. William A. Shoemake serves as its President and Chief Executive Officer. Cornerstone Wireless Construction Services, Inc. was incorporated in October, 2001 and began operations shortly thereafter, with Anthony Sutton serving as its President. Mr. Shoemake and Mr. Sutton are both seasoned telecommunications professionals. Mr. Shoemake and his team direct the development of a full line of architectural and engineering services specializing in the telecommunications industry. Mr. Sutton and his team, through Cornerstone Wireless Construction Services, Inc. (the Company's wireless construction subsidiary), enables the Company to offer its customers a complete, turnkey wireless site development option.

Through all phases of a project, Cornerstone's objective is to utilize its own staff to perform the required services. It is Cornerstone's dedication to the industry, detail, productivity and quality that are the keystones of its mission and its plan to set itself apart from the competition. Cornerstone Wireless Services, Incorporated specializes in the engineering and architectural services for the telecommunication's industry including the cellular, personal communication services (PCS), specialized mobile radio (SMR), enhanced specialized mobile radio (ESMR), microwave systems, fixed wireless, broadband and fiber optics technologies for carriers, consolidators and utilities. Detailed services include site surveys, site layout drawings, architectural aesthetic designs, foundation designs, antenna mount designs, geo-technical investigation and reports, structural analysis and environmental assessments. Cornerstone Wireless Construction Services, Inc. specializes in construction of wireless telecommunications infrastructure. Cornerstone is pursuing assignments and projects anywhere within the United States. Cornerstone also plans to open additional branches as market opportunities arise.

Management believes that the need for Cornerstone's services in the coming years will be significant. In order to meet the bandwidth and usage needs of consumers that management believes will be required in the coming years for second generation to third generation wireless data applications (commonly referred to as 2G, 2.5G and 3G), cell site density will need to increase anywhere from four to eight fold. In addition to the build-out of additional sites, as usage changes occur, existing tower and base station configurations will also need to change. Cornerstone is positioned to provide to the industry the re-engineering and design services necessary to meet its evolving needs.

The past year has seen a significant downturn in the economy and management has witnessed many companies in the telecommunications industry significantly reduce their operations. Management has observed the number of builds within the industry decline in conjunction with the economy. Management has also observed, as a result of this decline, many architectural and engineering and construction companies leaving the wireless segment. It was during this downturn when Cornerstone began operations, viewing the downturn as an opportunity to position for future growth. Because of

Cornerstone's experienced management team and focus in the wireless telecom industry, it is in the process of becoming a qualified provider of services to most major carriers and consolidators in the industry. Cornerstone has also been building and training its staff and increasing its capacity in a planned growth strategy over the past quarter, which will continue in the coming year. While the number of builds within the industry declined in conjunction with the economy, the infrastructure capacity needs did not. When the industry resumes the infrastructure build out for 2G to 2.5G to 3G and beyond, management believes that Cornerstone will be positioned as a recognized provider with the capacity to meet and exceed the industry's needs.

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

During the period covered by this report, the Company received license fees for its production of television programming through its distribution agreement with its distributor. Revenue was recognized by the Company from its direct distribution, exploitation, or licensing of its films and television programs, before deduction for any of the Company's direct costs of distribution. For markets and territories in which the Company's fully or jointly-owned films and television programs were distributed by third parties, revenue was the net amounts payable to the entity by third party distributors. Revenue was reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

Cost of revenues consist primarily of salaries, wages and benefits to employees, depreciation, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies.

Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees.

The Company has implemented Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films", which requires special accounting for production costs relating to episodic television series. Specifically, SOP 00-2 requires a company to demonstrate through its experience and industry norms that the number of episodes already produced, plus those for which a firm commitment exists and the entity expects to deliver, can be licensed in the secondary market before an episodic television series can implement the individual-film-forecast-computation method to amortize production costs. SOP 00-2 further stipulates that until an entity can establish estimates of secondary market revenue, capitalized costs for each episode produced should not exceed an amount equal to the amount of revenue contracted for that episode, the entity should expense as incurred production costs in excess of this limitation on an episode-by-episode basis, and the entity should expense all capitalized costs for each episode as it recognizes the related revenue for each episode. The Company follows the more conservative episode-by-episode basis versus the individual-film-forecast-computation method. The Company's capitalized production costs as of November 30, 2000 were all considered in process and were expensed in the prior operating cycle as episodic revenue was recognized. Furthermore, as the Company had effectively recognized revenues from the initial airing of all of the episodes produced through the current reporting period end, all production costs as of November 30, 2001, were expensed. As such, the Company did not have any capitalized production costs as of November 30, 2001.

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

RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2001 AND NOVEMBER 30, 2000

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                     Cornerstone      Murphy           Women        Fortune
                                       Wireless     Development         of        Diversified
                                    (Wireless Site  (Real Estate     Wrestling      (Holding       Segment
                                      Development)  Development)  (Entertainment)   Company)       Totals
Three months ended November 30, 2001

Revenues                                 20,000            -0-             -0-          -0-         20,000
Cost of revenues                        (85,000)           -0-             -0-          -0-        (85,000)
Selling, general and administrative    (141,000)       (18,000)         (5,000)    (101,000)      (265,000)
                                      ---------       --------      ----------    ---------    -----------
Operating income (loss)                (206,000)       (18,000)         (5,000)    (101,000)      (330,000)

As of November 30, 2001

Total segment assets                    127,000         31,000          29,000    3,078,000      3,265,000

Three months ended November 30, 2000

Revenues                                    -0-            -0-          92,000          -0-         92,000
Cost of revenues                            -0-            -0-      (2,641,000)         -0-     (2,641,000)
Selling, general and administrative         -0-            -0-        (333,000)     (33,000)      (366,000)
                                      ---------       --------      ----------    ---------    -----------
Operating income (loss)                     -0-            -0-      (2,882,000)     (33,000)    (2,915,000)
                                      =========       ========      ==========    =========    ===========

As of August 31, 2001

Total segment assets                    313,000         31,000          35,000    2,937,000      3,316,000

Revenues

Revenues for the three months ended November 30, 2001 were $20,000, compared to $92,000 for the three months ended November 30, 2000, a decrease of $72,000. The decrease in revenues were primarily due to a decrease in revenues in the Women of Wrestling segment of $92,000, which was a result of the Company not producing and distributing the television show WOW Women of Wrestling for the 2001 and 2002 season. The Company had an increase in revenues from the prior fiscal year in its Cornerstone Wireless segment of $20,000. This increase was primarily the result of the Company only beginning operations in the segment subsequent to last year. The Company did not recognize revenue in its Murphy Development and Fortune Diversified segments for either the quarter ended November 30, 2001 or for the same period in the previous fiscal year.

Costs and Expenses

The Company began additional operations, primarily the operation of its Cornerstone Wireless segment and scaled back significantly other operations, primarily the Women of Wrestling segment for the comparable periods. Cost of revenues were $85,000 for the three months ended November 30, 2001 compared to $2,641,000 for the three months ended November 30, 2000, a decrease of $2,556,000. This decrease was primarily due to a decrease of $2,641,000 in the Company's Women of Wrestling segment, which was a result of the Company not producing and distributing the television show WOW Women of Wrestling for the 2001 and 2002 season. In the Cornerstone Wireless segment, the Company had an increase of $85,000 in Cost of revenues for the quarter ended November 30, 2001 compared to the same period in the previous fiscal year. This increase was primarily related to salaries and benefits and the fact that the Company did not commence operations in the segment until subsequent to the previous fiscal year. The Company did not incur any Cost of revenues in its Murphy Development and Fortune Diversified segments for either the quarter ended November 30, 2001 or for the same period in the previous fiscal year.

Selling, general and administrative expenses were $265,000 for the three months ended November 30, 2001, compared to $366,000 for the three months ended November 30, 2000, a decrease of $101,000. This decrease was primarily due to a decrease of $328,000 in the Company's Women of Wrestling segment. This decrease was primarily the result of the Company significantly scaling back operations in the Women of Wrestling segment for the comparable periods. Also there were legal and accounting and consulting fees related to the Company's change in control that occurred in September, 2000 and allocated to the Women of Wrestling segment.

In the Cornerstone Wireless segment, the Company had an increase of $141,000 in selling, general and administrative expenses for the quarter ended November 30, 2001 compared to the same period in the previous fiscal year. This increase was primarily attributable to an increase in employee compensation and benefits, legal, accounting and consulting fees and the fact that the Company did not commence operations in the segment until July 2001.

In the Murphy Development segment, the Company had an increase of $18,000 in selling, general and administrative expenses for the quarter ended November 30, 2001 compared to the same period in the previous fiscal year. This increase was primarily related to legal, accounting and consulting costs and the fact that the Company did not commence operations in the segment until subsequent to the previous fiscal year.

In the Fortune Diversified segment, the Company had an increase of $68,000 in selling, general and administrative expenses for the quarter ended November 30, 2001 compared to the same period in the previous fiscal year. This increase was primarily related to an increase in employee compensation and benefits, legal, accounting and consulting fees.

Interest income for the three months ended November 30, 2001 was approximately $26,000, compared to $1,000 for the three months ended November 30, 2000, an increase of $25,000. This increase was primarily due to an increase in funds held in money market accounts and accrued interest income from employee held recourse promissory notes.

Interest expense for the three months ended November 30, 2001 was zero. Interest expense for the three months ended November 30, 2000 was approximately $7,000 from a line of credit. There were no outstanding borrowings at November 30, 2000, and the line of credit expired during the year ended August 31, 2001.

Gain on investments in marketable securities, net for the three months ended November 30, 2001 was approximately $113,000. No such gain was recorded for the three months ended November 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and investments in other liquid securities (i.e., publicly traded stocks and bonds) of approximately $2,452,000 as of November 30, 2001. As of November 30, 2001, the Company had no outstanding bank borrowings or other indebtedness.

As of December 31, 2001, the Company had cash and investments in other liquid securities (i.e., publicly traded stocks and bonds) of approximately $2,292,000, and did not have any outstanding debt.

The Company's 2002 capital budget provides for expenditures of approximately $1,645,000, for which management of the Company believes will be significantly if not entirely offset by revenues from operations and investments. The Company's management believes that its capital resources are adequate to satisfy its cash requirements over the next 12 months.

The Company reviews, as opportunities arise, the potential acquisition and/or operation of other businesses. Any such action will be based upon management's analysis of the specific business and the respective industry, as well as the Company's ability to utilize a capital structure that is beneficial to the Company's shareholders. If funding through the equity and debt markets can be obtained on attractive terms, the Company would consider financing its acquisition and operating activities by such means.

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

Over the next 12 months, the Company plans to hire a significant number of additional employees in its Cornerstone Wireless segment; however, the hiring of these employees will be approximately correlated with an increase in operating revenue.

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

For the three months ended November 30, 2001, cash flows used for operating activities were $313,000, as compared to cash flows used for operating activities of $2,798,000 million for the three months ended November 30, 2000. The change is primarily related to a decrease in net losses associated with the Company's Women of Wrestling Operations.

For the three months ended November 30, 2001, cash flows used for investing activities were $450,000, as compared to $54,000 for the three months ended November 30, 2000. The increase in cash flows used for 2001 is primarily due to an increase in investments in marketable securities, partially offset by a decrease in cash flows used for web-site development costs.

For the three months ended November 30, 2001, cash flows provided by financing activities were zero as compared to $2,706,000 for the three months ended November 30, 2000. The decrease was primarily related to a reduction in net cash inflows from preferred stock and line of credit borrowings.

PART II--OTHER INFORMATION.

Item 1.  Legal Proceedings.

The Company is not involved in any legal proceedings or claims that management believes will have a material adverse effect on the Company's business or financial condition.

Item 2.  Changes in Securities and Use of Proceeds.

None

Item 3.  Defaults upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

In January, 2002, the Company appointed and the Control Group elected by written consent in lieu of a meeting Carter M. Fortune as Chief Executive Officer, a Director, and Chairman of the Board. Also, at the same time, the Company appointed and the Control Group elected by written consent in lieu of a meeting William A. Shoemake to the Company's Board of Directors. Douglas E. May remained as a Director.

Effective December 31, 2001, Jeffrey J. Lewis resigned as a Director and Chief Executive Officer of Fortune Diversified Industries, Inc., Women of Wrestling, Inc., WOW Women of Wrestling Music I, Inc., and Murphy Development, Ltd.

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits

Exhibit Number    Description
--------------    -----------

None

(b) Reports on Form 8-K. The following report was filed by the Company during the first quarter of fiscal year 2000-2001:

     (1) Form 8-K dated September 14, 2001 with respect to the acquisition of a subsidiary by the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             FORTUNE DIVERSIFIED INDUSTRIES, INC.


Date: 1/14/02                By: /s/ Douglas E. May
      -------                    ----------------------------
                                 Douglas E. May
                                 Vice President of Finance and
                                 Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
  NO.        DESCRIPTION                             PAGE NO.
--------     -----------                             --------

None