Form 10QSB
period 2002-02-28
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2002-04-15
CIK 851249

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to ___________

     Commission file number          0-19049



                      Fortune Diversified Industries, Inc.
     -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                 74-2504501
  -------------------------------          -------------------------------
  (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                Identification No.)


                6809 Corporate Drive, Indianapolis, Indiana 46278
        ----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (317) 532-1374
                            -------------------------
                (Issuer's telephone number, including area code)


     -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---
On April 11, 2002 there were 69,496,629 shares of the Company's Common Stock outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.


              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                  Unaudited         Audited
                                                                 February 28,      August 31,
                                                                     2002             2001
CURRENT ASSETS
     Cash and equivalents                                        $   135,000      $ 2,538,000
     Accounts receivable                                             454,000               --
     Other current assets                                            101,000          107,000
                                                                 -----------      -----------
         Total Current Assets                                        690,000        2,645,000
                                                                 -----------      -----------

OTHER ASSETS
     Notes receivable-Note 2                                         630,000          630,000
     Investment in land development                                    6,000            6,000
     Investment in marketable securities                             931,000               --
     Office equipment                                                244,000           35,000
                                                                 -----------      -----------
         Total Other Assets                                        1,811,000          671,000
                                                                 -----------      -----------

         TOTAL ASSETS                                            $ 2,501,000      $ 3,316,000
                                                                 ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                            $   114,000      $    73,000
     Accrued payroll and related expenses                             64,000           28,000
     Accrued expenses                                                 66,000           50,000
                                                                 -----------      -----------
         Total Current Liabilities                                   244,000          151,000
                                                                 -----------      -----------

STOCKHOLDERS' EQUITY-Notes 2 and 3
     Common stock                                                    695,000          695,000
     Additional paid-in capital and warrants outstanding           7,001,000        7,001,000
     Accumulated deficit, since July 21, 2000, when a
      deficit of $60,099,000 was eliminated-Note 5                (5,173,000)      (4,531,000)
     Accumulated other comprehensive income (loss)                  (266,000)              --
                                                                 -----------      -----------
                                                                   2,257,000        3,165,000
                                                                 -----------      -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 2,501,000      $ 3,316,000
                                                                 ===========      ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                            February 28,     February 28,
                                                                2002             2001
REVENUES                                                    $    71,000      $   216,000

COST OF REVENUES                                                197,000        2,245,000
                                                            -----------      -----------

GROSS PROFIT (LOSS)                                            (126,000)      (2,029,000)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                   432,000          750,000
                                                            -----------      -----------

Operating Loss                                                 (558,000)      (2,779,000)
                                                            -----------      -----------

OTHER INCOME (EXPENSE)
     Interest income                                             16,000           12,000
     Interest expense                                                --          (58,000)
     Gains on investments in marketable securities, net          95,000               --
     Net loss on sale of assets                                  (4,000)              --
                                                            -----------      -----------
         Total Other Income (Expense)                           107,000          (46,000)
                                                            -----------      -----------

Net Loss before Provision for Income Taxes                     (451,000)      (2,825,000)

PROVISION FOR INCOME TAXES                                           --               --
                                                            -----------      -----------

NET LOSS                                                    $  (451,000)     $(2,825,000)
                                                            ===========      ===========


BASIC LOSS PER SHARE-Note 4                                 $     (0.01)     $     (0.05)
                                                            ===========      ===========


DILUTED LOSS PER SHARE-Note 4                               $     (0.01)     $     (0.05)
                                                            ===========      ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Six Months Ended
                                                            February 28,     February 28,
                                                                2002             2001

REVENUE                                                     $    91,000      $   308,000

COST OF REVENUE                                                 282,000        4,886,000
                                                            -----------      -----------

GROSS PROFIT (LOSS)                                            (191,000)      (4,578,000)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                   696,000        1,116,000
                                                            -----------      -----------

Operating Loss                                                 (887,000)      (5,694,000)

OTHER INCOME (EXPENSE)
     Interest income                                             42,000           14,000
     Interest expense                                                --          (66,000)
     Gains on investments in marketable securities, net         208,000               --
     Net loss on sale of assets                                  (4,000)              --
                                                            -----------      -----------
         Total Other Income (Expense)                           246,000          (52,000)
                                                            -----------      -----------

Net Loss before Provision for Income Taxes                     (641,000)      (5,746,000)

PROVISION FOR INCOME TAXES                                           --               --
                                                            -----------      -----------

NET LOSS                                                    $  (641,000)     $(5,746,000)
                                                            ===========      ===========


BASIC LOSS PER SHARE-Note 4                                 $     (0.01)     $     (0.09)
                                                            ===========      ===========


DILUTED LOSS PER SHARE-Note 4                               $     (0.01)     $     (0.09)
                                                            ===========      ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                  February 28,     February 28,
                                                                      2002             2001
OPERATING ACTIVITIES
     Net loss                                                     $  (451,000)     $(2,825,000)
     Adjustments to reconcile net loss to net cash used
      by operating activities:
         Accrued interest                                             (10,000)              --
         Depreciation and amortization                                  5,000           20,000
         Net loss on sale of assets                                     4,000               --
         Net realized gain from sale of available for sale
          securities                                                  (95,000)              --
         Stock options granted for service                                 --           48,000
         Stock options granted for compensation                            --           62,000
         Changes in certain operating assets and liabilities:
             Accounts receivable                                     (436,000)        (185,000)
             Merchandise inventories                                       --           16,000
             Production costs                                              --           44,000
             Other current assets                                      10,000          241,000
             Accounts payable, accrued expenses and other
              current liabilities                                     (84,000)         329,000
                                                                  -----------      -----------
                 Net Cash Used by Operating Activities             (1,057,000)      (2,250,000)
                                                                  -----------      -----------

INVESTING ACTIVITIES
     Purchases of property and equipment                             (205,000)              --
     Purchases of available for sale securities                    (1,723,000)              --
     Proceeds from sale of available for sale securities            1,345,000               --
                                                                  -----------      -----------
                 Net Cash Used by Investing Activities               (583,000)              --
                                                                  -----------      -----------

FINANCING ACTIVITIES
     Dividends paid to preferred stockholders                              --          (72,000)
     Borrowings on line of credit                                          --        2,250,000
                                                                  -----------      -----------
                 Net Cash Provided by Financing Activities                 --        2,178,000
                                                                  -----------      -----------

NET DECREASE IN CASH                                               (1,640,000)         (72,000)

CASH
     Beginning of Period                                            1,775,000          148,000
                                                                  -----------      -----------

     End of Period                                                $   135,000      $    76,000
                                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURES
     Noncash investing and financing activities:
      Unrealized net loss on marketable securities                $  (398,000)     $        --

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                  February 28,     February 28,
                                                                      2002             2001
OPERATING ACTIVITIES
     Net loss                                                     $  (641,000)     $(5,746,000)
     Adjustments to reconcile net loss to net cash used
      by operating activities:
         Depreciation                                                  10,000           21,000
         Accrued interest                                             (10,000)              --
         Net loss on sale of assets                                     4,000               --
         Net realized gain from sale of available for sale
          securities                                                 (208,000)              --
         Stock options granted for services                                --           48,000
         Stock options granted for compensation                            --           62,000
         Changes in certain operating assets and liabilities:
             Accounts receivable                                     (454,000)        (282,000)
             Merchandise inventories                                       --          (22,000)
             Production costs                                              --           60,000
             Other current assets                                       5,000          279,000
             Accounts payable, accrued expenses and other
              current liabilities                                     (76,000)         532,000
                                                                  -----------      -----------
                 Net Cash Used by Operating Activities             (1,370,000)      (5,048,000)
                                                                  -----------      -----------

INVESTING ACTIVITIES
     Purchases of office equipment                                   (223,000)          (5,000)
     Purchases of available for sale securities                    (2,818,000)              --
     Proceeds from sale of available for sale securities            2,008,000               --
     Web-site development costs incurred                                   --          (49,000)
                                                                  -----------      -----------
                 Net Cash Used by Investing Activities             (1,033,000)         (54,000)
                                                                  -----------      -----------

FINANCING ACTIVITIES
     Issuance of common stock                                              --           34,000
     Dividends paid to preferred stockholders                              --         (100,000)
     Proceeds from issuance of preferred stock                             --          700,000
     Borrowings on line of credit                                          --        4,250,000
                                                                  -----------      -----------
                 Net Cash Provided by Financing Activities                 --        4,884,000
                                                                  -----------      -----------

NET DECREASE IN CASH                                               (2,403,000)        (218,000)

CASH
     Beginning of Period                                            2,538,000          294,000
                                                                  -----------      -----------

     End of Period                                                $   135,000      $    76,000
                                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURES
     Noncash investing and financing activities:
      Unrealized net loss on marketable securities                $  (266,000)     $        --

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business: Fortune Diversified Industries, Inc. (the Company), formerly known as WOW Entertainment, Inc. and American Gaming & Entertainment, Ltd., is a Delaware corporation organized in 1988. The Company is the parent company of five wholly-owned subsidiaries: PDH, Inc., Cornerstone Wireless Services, Inc., Cornerstone Wireless Construction Services, Inc., Women of Wrestling, Inc., and Murphy Development, Ltd.

     Through July 2001, the Company's main area of emphasis was in entertainment, primarily, WOW - Women of Wrestling(R). However, the Company's primary operating focus has shifted from the entertainment industry to the wireless telecommunications industry. Because of the Company's change in operating focus and its expanded current and future anticipated holdings, the Company amended its certificate of incorporation to change its name from WOW Entertainment, Inc. to Fortune Diversified Industries, Inc. and changed its stock symbol from WOWI to FDVI, effective August 16, 2001.

     The Company's current operating focus is achieved though its PDH, Inc.
     (PDH), Cornerstone Wireless Services, Inc. and Cornerstone Wireless Construction Services, Inc. subsidiaries and their affiliates (Cornerstone). The Company can assist its customers with the telecom site development process from visualization to completion including:

     o Site acquisition (i.e., raw land along and interstate or a building rooftop for co-location of an antenna);

     o Architectural and engineering analysis and drawings (i.e., analysis of existing cell tower or construction drawings of cell towers and switches);

     o    Site construction, and;

     o    Existing site maintenance and upgrades.

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

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenues: The Company enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on either a unit price or fixed price basis in which the Company agrees to do the work for units of work performed (unit price) or for a fixed amount for the entire project (fixed price). The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within one year. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached. The Company will, at times, record revenues from longer term, fixed price contracts on a percentage-of-completion basis , using input measures such as the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract.

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

     Marketable Securities include common stocks classified as "available for sale". The securities are carried at fair value based on current market quotations. Unrealized holding gains and losses are not included in "net income", but are accounted for as "other comprehensive income" and reflected as a separate component of the change in stockholders' equity. At February 28, 2002, the accumulated other comprehensive losses on marketable equity securities were comprised entirely of gross unrealized losses of $266,000. The cost of securities used to compute realized gains and losses is based on specifically-identified securities.

     Office Equipment is recorded at cost. Depreciation is provided by the straight-line method over the estimated useful lives (3 to 10 years) of the respective assets.

                                                  February 28,       August 31,
                                                     2002               2001

        Office equipment                           $257,000           $40,000
        Less:  Accumulated depreciation             (13,000)           (5,000)
                                                   --------           -------

        Office Equipment, Net                      $244,000           $35,000
                                                   ========           =======

     Leases: The Company's facilities are leased pursuant to a three-year lease agreement which expires in August 2004.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Fair Value of Financial Instruments is estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments, and other factors. Changes in assumptions or market conditions could significantly affect these estimates. The amounts reported in the consolidated balance sheets for cash and equivalents, marketable securities, receivables, and payables approximate fair value.

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

NOTE 2 - STOCKHOLDERS' EQUITY

     The following are the details of the Company's common stock as of February 28, 2002 and August 31, 2001:

                                        Number of Shares
                                     Authorized      Issued      Outstanding       Amount
     February 28, 2002
        Common stock, $0.01 par
         value (1)(2)               500,000,000    69,496,629     69,496,629      $695,000
                                                                                  ========

     August 31, 2001
        Common stock, $0.01 par
         value (1)(2)               500,000,000    69,496,629     69,496,629      $695,000
                                                                                  ========

(1) As of May 22, 2001, the Company and its subsidiary, Women of Wrestling, Inc. (WOW), executed an Amendment to its Distribution Agreement with M/G Perin, Inc. and Richard Perin (collectively "Perin") in which they agreed to terminate their Distribution Agreement dated January 18, 2000 and enter into a new agreement covering only WOW's free television programs created through May 22, 2001.

     Also as part of the agreement, Mr. Perin returned for cancellation by the Company 1,839,556 restricted shares which represented all of his common stock in the Company. All rights to warrants issuable under the Distribution Agreement were also voided. Perin also received funding from WOW sufficient to pay certain payables incurred in connection with its representation of WOW. The funds used to pay Perin were loaned to WOW by Carter Fortune, a major stockholder of the Company.

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

     In addition, Mr. Fortune and Julie Fisbeck, who is the sister of John Fisbeck, a major stockholder, also exchanged their respective 50% ownership interests in Murphy Development, in exchange for $120,000 of the Company's common stock at the June 28, 2001 closing price of $0.20 a share. Fortune and Julie Fisbeck each received 300,000 restricted shares.

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

NOTE 3 - STOCK OPTIONS, WARRANTS AND OTHER COMPENSATION

     The Company periodically issues warrants on a one-for-one basis for the purchase of shares of its common stock. The exercise prices of the warrants are no less than the fair market value of the common stock on the dates of grant. The estimated fair market value of the warrants is measured on the date of grant (measurement date), and accounted for as part of the related transaction. The Company agreed to grant 50,000 new warrants to the Company's former CEO on September 1, 2000. Each new warrant is convertible into one share of common stock at an exercise price of $1.00 per share exercisable from June 30, 2002 through June 30, 2008. In connection with a certain distribution agreement, the Company's distributor was granted a warrant to purchase 1% of the common stock owned by the Control Group at an aggregate exercise price of $1,000,000. That agreement was terminated in May 2001, the warrant rights were voided and the Company redeemed the distributor's 1,839,556 shares of common stock.

     Transactions related to the stock option plan were as follows:

                                                       Weighted                           Weighted
                                          Six          Average                            Average
                                      Months Ended     Exercise     Year Ended            Exercise
                                       February 28,      Price       August 31,             Price
                                          2002         Per Share        2001              Per Share
        Options outstanding at
         beginning of period            350,000          $0.46           83,334             $0.42
        Options exercised                    --                         (83,334)             0.42
        Options issued                       --                       1,350,000 (1)(3)       0.12
        Options canceled                     --                      (1,000,000)(2)          0.01
                                        -------                      ----------

        Options outstanding at
         end of period                  350,000          $0.46          350,000             $0.46
                                        =======                      ==========

     (1) On January 12, 2001, the Company hired Jeffrey Lewis. In connection with this hiring, he was granted an option to purchase 1,200,000 shares of common stock of an aggregate purchase price of $12,000. The options vest at a rate of 200,000 shares every six months beginning July 12, 2001.

     (2) The Company and Mr. Lewis entered into an agreement on November 15, 2001 to cancel the options to purchase 1,000,000 of the 1,200,000 shares of common stock previously granted to Mr. Lewis.

     (3) In connection with a certain consulting agreement, the Company's investment banker was granted an option to purchase 150,000 shares of common stock at an aggregate exercise price of approximately $143,000. The options are exercisable immediately and expire in 2005.

     The Company accounts for employee stock-based transactions under Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for options issued with an exercise price equal to the market value of the common stock at the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Management believes that had compensation cost been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, there would have been no material effect on the Company's net loss and its loss per common share for the eight months ended August 31, 2000.

NOTE 4 - PER SHARE DATA

     The following presents the computation of basic earnings per share and diluted earnings per share:

                                               Three Months      Three Months
                                                  Ended             Ended
                                               February 28,      February 28,
                                                   2002              2001

Net Loss                                       $   (451,000)     $ (2,825,000)

Dividends and accretion on preferred stock               --           (28,000)
                                               ------------      ------------

Net Loss Available for Common Stockholders     $   (451,000)     $ (2,853,000)
                                               ============      ============

Basic Loss Per Share                           $      (0.01)     $      (0.05)
                                               ============      ============

Diluted Loss Per Share                         $      (0.01)     $      (0.05)
                                               ============      ============

Shares Outstanding
   Basic weighted average number of common
    shares outstanding                           69,496,629        62,543,664
                                               ============      ============

                                                Six Months        Six Months
                                                  Ended             Ended
                                               February 28,      February 28,
                                                   2002              2001

Net Loss                                       $   (641,000)     $ (5,746,000)

Dividends and accretion on preferred stock               --          (100,000)
                                               ------------      ------------

Net Loss Available for Common Stockholders     $   (641,000)     $ (5,846,000)
                                               ============      ============

Basic Loss Per Share                           $      (0.01)     $      (0.09)
                                               ============      ============

Diluted Loss Per Share                         $      (0.01)     $      (0.09)
                                               ============      ============


     At February 28, 2002 and 2001, all outstanding options and warrants were anti-dilutive.

NOTE 5 - QUASI-REORGANIZATION

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

NOTE 6 - SEGMENT INFORMATION

     The Company has decided to focus its efforts in areas other than gaming projects. Future operations of the Company will be organized around three primary segments:

     o    Telecom Site Development
     o    Entertainment
     o    Holding Company

                                                Telecom Site                     Holding          Segment
                                                Development    Entertainment     Company          Totals

Three Months Ended February 28, 2002
Revenues                                        $    71,000     $        --     $        --     $    71,000
Cost of revenues                                   (197,000)             --              --        (197,000)
Selling, general and administrative expenses       (290,000)             --        (142,000)       (432,000)
                                                -----------     -----------     -----------     -----------

Segment Operating Loss                          $  (416,000)    $        --     $  (142,000)    $  (558,000)
                                                ===========     ===========     ===========     ===========

Six Months Ended February 28, 2002
Revenues                                        $    91,000     $        --     $        --     $    91,000
Cost of revenues                                   (282,000)             --              --        (282,000)
Selling, general and administrative expenses       (448,000)         (5,000)       (243,000)       (696,000)
                                                -----------     -----------     -----------     -----------

Segment Operating Loss                          $  (639,000)    $    (5,000)    $  (243,000)    $  (887,000)
                                                ===========     ===========     ===========     ===========

As of February 28, 2002
Cash                                            $    97,000     $     2,000     $    36,000     $   135,000
Accounts receivable                                 452,000           2,000              --         454,000
Other current assets                                 24,000              --          77,000         101,000
Office equipment, net                               225,000              --          19,000         244,000
Investments in available-for-sale securities             --              --         931,000         931,000
Notes receivable                                         --              --         630,000         630,000
Other assets                                          6,000              --              --           6,000
                                                -----------     -----------     -----------     -----------

Total Segment Assets                            $   804,000     $     4,000     $ 1,693,000     $ 2,501,000
                                                ===========     ===========     ===========     ===========

Three Months Ended February 28, 2001
Revenues                                        $        --     $   216,000     $        --     $   216,000
Cost of revenues                                         --      (2,245,000)             --      (2,245,000)
Selling, general and administrative expenses             --        (727,000)        (23,000)       (750,000)
                                                -----------     -----------     -----------     -----------

Segment Operating Loss                          $        --     $(2,756,000)    $   (23,000)    $(2,779,000)
                                                ===========     ===========     ===========     ===========

Six Months Ended February 28, 2001
Revenues                                        $        --     $   308,000     $        --     $   308,000
Cost of revenues                                         --      (4,886,000)             --      (4,886,000)
Selling, general and administrative expenses             --      (1,060,000)        (56,000)     (1,116,000)
                                                -----------     -----------     -----------     -----------

Segment Operating Loss                          $        --     $(5,638,000)    $   (56,000)    $(5,694,000)
                                                ===========     ===========     ===========     ===========

As of August 31, 2001
Cash                                            $   305,000     $    30,000     $ 2,203,000     $ 2,538,000
Other current assets                                 10,000           5,000          92,000         107,000
Other assets                                         29,000              --         642,000         671,000
                                                -----------     -----------     -----------     -----------

Total segment assets                            $   344,000     $    35,000     $ 2,937,000     $ 3,316,000
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

Fortune Diversified Industries, Inc. (formerly known as WOW Entertainment, Inc. and prior to that American Gaming & Entertainment, Ltd.), is a Delaware corporation incorporated in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and such subsidiaries unless the context otherwise requires. The Company is the parent company of PDH, Inc.; Cornerstone Wireless Services, Incorporated; Cornerstone Wireless Construction Services, Inc.; Women of Wrestling, Inc.; and Murphy Development, Ltd. Prior to 2000, the Company owned equity interests in various properties that were utilized in casino gaming projects. The Company is no longer seeking to develop gaming projects.

The Company's primary operating focus shifted in the past year from the entertainment industry to the telecommunications industry. Because of the Company's change in operating focus and expanded current and future anticipated holdings, the Company changed its name from "WOW Entertainment, Inc." to "Fortune Diversified Industries, Inc." and stock Symbol from WOWI to FDVI effective August 16, 2001.

The Company's current operating focus is achieved through its PDH, Inc. ("PDH"), Cornerstone Wireless Services, Incorporated and Cornerstone Wireless Construction Services, Inc. subsidiaries and their affiliates ("Cornerstone"). The Company has the capability to assist its customers with the telecom site development process from visualization to completion, as well as site maintenance and upgrades. Through its subsidiaries and affiliates, the Company can assist its clients with any and all of the following: 1) telecom site acquisition (e.g., raw-land property along an interstate or a building rooftop for co-location of an antenna); 2) architectural and engineering analysis and drawings (e.g., analysis of an existing cell tower or construction drawings of cell towers and switches); 3) site construction; and 4) existing site maintenance and upgrades.

PDH acquired certain assets of DicksonHughes Group, LLC, ("DHG") a real estate development company established in 1989, through an Asset Purchase Agreement dated January 18, 2002. The assets acquired included certain of DHG's accounts receivable, work-in-process, prepaid expenses, software, computer hardware and fixtures, and backlog. PDH intends to devote the physical assets to its existing telecommunications business. PDH also hired eighteen employees of DHG, including
S. David Dickson who will lead the PDH subsidiary. PDH's business strategy is to offer a full range of real estate development services to the telecommunications industry. PDH intends to provide its clients with the most experienced personnel and deliver the highest level of services, systems and support necessary to achieve its clients' goals and objectives on a local, regional or national basis. PDH's focus is to meet the demanding timelines associated with commissioning a telecommunications network by ensuring that each individual site reaches the construction phase as quickly as possible. This is achieved by avoiding costly delays up front through effective management of the site acquisition process with its telecommunications real estate professionals. PDH's full service list of telecom real estate development services includes program management, site acquisition, zoning and permitting, architectural & engineering design, construction management, co-location facilitation, environmental services, lease capitalization, lease renegotiation, and cable, broadband and wireless telecommunications building (switch/node/ReGen/ POP) acquisition and development.

Cornerstone Wireless Services, Incorporated was acquired by the Company in July, 2001. William A. Shoemake serves as its President and Chief Executive Officer. Cornerstone Wireless Construction Services, Inc. was incorporated in October, 2001 and began operations shortly thereafter.

Cornerstone specializes in engineering and architectural services for the telecommunications industry including cellular, personal communication services
(PCS), specialized mobile radio (SMR), enhanced specialized mobile radio (ESMR), microwave systems, fixed wireless, broadband and fiber optics technologies for carriers, consolidators and utilities. Detailed services include site surveys, site layout drawings, architectural aesthetic designs, foundation designs, antenna mount designs, geo-technical investigation and reports, structural analysis and environmental assessments. Cornerstone also offers construction management of telecommunications infrastructure. Cornerstone is pursuing assignments and projects anywhere within the United States. Cornerstone plans to open additional branches as market opportunities arise.

Management believes that the need for its telecom services in the coming years will be significant, and expects that cell site density will need to increase four to eight fold in the coming years in order to meet the bandwidth and usage requirements of consumers for second generation to third generation wireless data applications (commonly referred to as 2G, 2.5G and 3G). In addition to the build-out of additional sites, as usage changes occur, existing tower and base station configurations will also need to change. Wired broadband needs also require increasing infrastructure build-out, particularly with fiber optics technologies. The Company is positioned to and believes it will be able to provide the real estate development, engineering and design services necessary to meet the evolving needs of the industry.

The past year has seen a significant downturn in the economy, and management witnessed many companies in the telecommunications industry significantly curtailing their operations. Management observed capital expenditures for infrastructure within the industry decline in conjunction with the economy. This slowdown in capital expenditures was particularly noticeable in the Company's second quarter as it observed the number of projects awarded in comparison to prior years down substantially and many existing projects reduced or postponed.

While the capital expenditures within the telecommunications industry declined in conjunction with the economy, the infrastructure capacity needs did not. When the industry resumes the infrastructure build out for 2G to 2.5G to 3G and beyond, management believes that the Company will be positioned as a recognized provider with the capacity to meet and exceed the industry's needs.

Murphy Development, Ltd., is a commercial and retail real estate development company. On July 2, 2001, the Company purchased Murphy Development, Ltd. from Carter Fortune, the Company's largest shareholder, and Julie Fisbeck, who is the sister of John Fisbeck, one of the members of the Control Group. The primary assets of Murphy Development, Ltd the past fiscal year were pre-acquisition development costs of a northeast, Ohio commercial development, to include several options to purchase real estate. In August, 2001, Murphy Development, Ltd. exercised the options. However, it did not close on the real estate due to the unavailability of financing and the lack of a commitment from a major anchor tenant. The options expired at the end of 2001. Due to the lack of activity, starting with the reporting period ended February 28, 2002, the company consolidated its Murphy Development financial information in with its telecom site development segments.

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

The Company enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on either a unit price or fixed price basis in which the Company agrees to do the work for units of work performed (unit price) or for a fixed amount for the entire project (fixed price). The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within one year. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered, or contract milestones are reached, which also typically are billing points. The Company will at times record revenues from longer term, fixed price contracts on a percentage-of-completion basis, using input measures such as the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract.

During the period covered by this report, WOW received license fees for its production of television programming through its distribution agreement with its distributor. Revenue was recognized by the Company from its direct distribution, exploitation, or licensing of its films and television programs, before deduction for any of the Company's direct costs of distribution. For markets and territories in which the Company's fully or jointly-owned films and television programs were distributed by third parties, revenue was the net amounts payable to the entity by third party distributors. Revenue was reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

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

The Company has implemented Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films", which requires special accounting for production costs relating to episodic television series. Specifically, SOP 00-2 requires a company to demonstrate through its experience and industry norms that the number of episodes already produced, plus those for which a firm commitment exists and the entity expects to deliver, can be licensed in the secondary market before an episodic television series can implement the individual-film-forecast-computation method to amortize production costs. SOP 00-2 further stipulates that until an entity can establish estimates of secondary market revenue, capitalized costs for each episode produced should not exceed an amount equal to the amount of revenue contracted for that episode, the entity should expense as incurred production costs in excess of this limitation on an episode-by-episode basis, and the entity should expense all capitalized costs for each episode as it recognizes the related revenue for each episode. The Company follows the more conservative episode-by-episode basis versus the individual-film-forecast-computation method. As the Company had effectively recognized revenues from the initial airing of all of the episodes produced through the periods ended February 28, 2001, August 31, 2001 and February 28, 2002, all production costs as of those dates were expensed, and the Company did not have any capitalized production costs as of those dates.

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

RESULTS OF OPERATIONS:  COMPARISON OF THE THREE MONTH PERIODS ENDED
                        FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                      Telecom Site                   Holding        Segment
Three months ended February 28, 2002  Development  Entertainment     Company        Totals

Revenues                                  71,000           -0-            -0-         71,000
Cost of revenues                        (197,000)          -0-            -0-       (197,000)
Selling, general and administrative     (290,000)          -0-       (142,000)      (432,000)
                                        --------    ==========     ----------     ----------
Operating income (loss)                 (416,000)          -0-       (142,000)      (558,000)
                                        ========    ==========     ==========     ==========

As of February 28, 2002

Total segment assets                     804,000         4,000      1,693,000      2,501,000

Three-months ended February 28, 2001

Revenues                                     -0-       216,000            -0-        216,000
Cost of revenues                             -0-    (2,245,000)           -0-     (2,245,000)
Selling, general and administrative          -0-      (727,000)       (23,000)      (750,000)
                                        --------    ----------     ----------     ----------
Operating income (loss)                      -0-    (2,756,000)       (23,000)    (2,779,000)
                                        ========    ==========     ==========     ==========

As of August 31, 2001

Total segment assets                     344,000        35,000      2,937,000      3,316,000

Revenues

Revenues for the three months ended February 28, 2002 were $71,000, compared to $216,000 for the three months ended February 28, 2001, a decrease of $145,000. The decrease in revenues were primarily due to a decrease in revenues in the Women of Wrestling segment of $216,000, which was a result of the Company not producing and distributing the television show WOW Women of Wrestling and related pay-per-view events for the 2001 and 2002 season. The Company had an increase in revenues from the prior fiscal year in its Telecom Site Development segment of $71,000. This increase was primarily the result of the Company beginning operations in the segment subsequent to last year. The revenue in the Telecom Site Development segment for the three months ended February 28, 2002 is net of approximately $137,000 of work-in-process purchased from DHG. The Company did not recognize operating revenue in its Holding Company for either the quarter ended February 28, 2002 or for the same period in the previous fiscal year.

Costs and Expenses

The Company began additional operations, primarily the operation of its Telecom Site Development segment and scaled back significantly other operations, primarily the Entertainment segment for the comparable periods. Cost of revenues were $197,000 for the three months ended February 28, 2002 compared to $2,245,000 for the three months ended February 28, 2001, a decrease of $2,048,000. This decrease was primarily due to a decrease of $2,245,000 in the Company's Entertainment segment, which was a result of the Company not producing and distributing the television show WOW Women of Wrestling and related pay-per-view events for the 2001 and 2002 season. In the Telecom Site Development segment, the Company had an increase of $197,000 in cost of revenues for the quarter ended February 28, 2002 compared to the same period in the previous fiscal year. This increase was primarily related to salaries and benefits and the fact that the Company did not commence operations in the segment until subsequent to the previous fiscal year. The Company did not incur any cost of revenues in its Holding Company for either the quarter ended February 28, 2002 or for the same period in the previous fiscal year.

Selling, general and administrative expenses were $432,000 for the three months ended February 28, 2002, compared to $750,000 for the three months ended February 28, 2001, a decrease of $318,000. This decrease was primarily due to a decrease of $727,000 in the Company's Entertainment segment. This decrease was primarily the result of the Company significantly scaling back operations in the Entertainment segment for the comparable periods.

In the Telecom Site Development segment, the Company had an increase of $290,000 in selling, general and administrative expenses for the three months ended February 28, 2002 compared to the same period in the previous fiscal year. This increase was primarily attributable to an increase in employee compensation and benefits, legal, accounting and consulting fees and the fact that the Company did not commence operations in the segment until July 2001.

In the Holding Company, there was an increase of $119,000 in selling, general and administrative expenses for the three months ended February 28, 2002 compared to the same period in the previous fiscal year. This increase was primarily related to an increase in employee compensation and benefits, legal, accounting and consulting fees.

Interest income for the three months ended February 28, 2002 was approximately $16,000, compared to $12,000 for the three months ended February 28, 2001, an increase of $4,000. This increase was primarily due to an increase in funds held in money market accounts and accrued interest income from employee held recourse promissory notes.

Interest expense for the three months ended February 28, 2002 was zero. Interest expense for the three months ended February 28, 2001 was approximately $58,000 from a line of credit. There were no outstanding borrowings at February 28, 2002, and the line of credit expired during the year ended August 31, 2001.

Gain on investments in marketable securities, net for the three months ended February 28, 2002 was approximately $95,000. No such gain was recorded for the three months ended February 28, 2001.

Net loss on sale of assets for the three months ended February 28, 2002 was approximately $4,000 from the sale of fixed assets. No such loss was recorded for the three months ended February 28, 2001.

RESULTS OF OPERATIONS:  COMPARISON OF THE SIX MONTH PERIODS ENDED
                        FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                      Telecom Site                   Holding        Segment
Six months ended February 28, 2002    Development  Entertainment     Company        Totals
Revenues                                  91,000           -0-            -0-         91,000
Cost of revenues                        (282,000)          -0-            -0-       (282,000)
Selling, general and administrative     (448,000)       (5,000)      (243,000)      (696,000)
                                        --------    ----------     ----------     ----------
Operating income (loss)                 (639,000)       (5,000)      (243,000)      (887,000)
                                        ========    ==========     ==========     ==========

As of February 28, 2002

Total segment assets                     804,000         4,000      1,693,000      2,501,000

Six-months ended February 28, 2001

Revenues                                     -0-       308,000            -0-        308,000
Cost of revenues                             -0-    (4,886,000)           -0-     (4,886,000)
Selling, general and administrative          -0-    (1,060,000)       (56,000)    (1,116,000)
                                        --------    ----------     ----------     ----------
Operating income (loss)                      -0-    (5,638,000)       (56,000)    (5,694,000)
                                        ========    ==========     ==========     ==========

As of August 31, 2001

Total segment assets                     344,000        35,000      2,937,000      3,316,000

Revenues

Revenues for the six months ended February 28, 2002 were $91,000, compared to $308,000 for the six months ended February 28, 2001, a decrease of $217,000. The decrease in revenues were primarily due to a decrease in revenues in the Women of Wrestling segment of $308,000, which was a result of the Company not producing and distributing the television show WOW Women of Wrestling and related pay-per-view events for the 2001 and 2002 season. The Company had an increase in revenues from the prior fiscal year in its Telecom Site Development segment of $91,000. This increase was primarily the result of the Company beginning operations in the segment subsequent to last year. The revenue in the Telecom Site Development segment for the six months ended February 28, 2002 is net of approximately $137,000 of work-in-process purchased from DHG. The Company did not recognize operating revenue in its Holding Company for either the six months ended February 28, 2002 or for the same period in the previous fiscal year.

Costs and Expenses

The Company began additional operations, primarily the operation of its Telecom Site Development segment and scaled back significantly other operations, primarily the Entertainment segment for the comparable periods. Cost of revenues were $282,000 for the six months ended February 28, 2002 compared to $4,886,000 for the six months ended February 28, 2001, a decrease of $4,604,000. This decrease was primarily due to a decrease of $4,886,000 in the Company's Entertainment segment, which was a result of the Company not producing and distributing the television show WOW Women of Wrestling and related pay-per-view events for the 2001 and 2002 season. In the Telecom Site Development segment, the Company had an increase of $282,000 in cost of revenues for the six months ended February 28, 2002 compared to the same period in the previous fiscal year. This increase was primarily related to salaries and benefits and the fact that the Company did not commence operations in the segment until subsequent to the previous fiscal year. The Company did not incur any cost of revenues in its Holding Company for either the six months ended February 28, 2002 or for the same period in the previous fiscal year.

Selling, general and administrative expenses were $696,000 for the six months ended February 28, 2002, compared to $1,116,000 for the six months ended February 28, 2001, a decrease of $420,000. This decrease was primarily due to a decrease of $1,055,000 in the Company's Entertainment segment. This decrease was primarily the result of the Company significantly scaling back operations in the Entertainment segment for the comparable periods. Also there were legal and accounting and consulting fees related to the Company's change in control that occurred in September, 2000 and allocated to the Women of Wrestling segment.

In the Telecom Site Development segment, the Company had an increase of $448,000 in selling, general and administrative expenses for the six months ended February 28, 2002 compared to the same period in the previous fiscal year. This increase was primarily attributable to an increase in employee compensation and benefits, legal, accounting and consulting fees and the fact that the Company did not commence operations in the segment until July 2001.

In the Holding Company, there was an increase of $187,000 in selling, general and administrative expenses for the six months ended February 28, 2002 compared to the same period in the previous fiscal year. This increase was primarily related to an increase in employee compensation and benefits, legal, accounting and consulting fees.

Interest income for the six months ended February 28, 2002 was approximately $42,000, compared to $14,000 for the six months ended February 28, 2001, an increase of $28,000. This increase was primarily due to an increase in funds held in money market accounts and accrued interest income from employee held recourse promissory notes.

Interest expense for the six months ended February 28, 2002 was zero. Interest expense for the six months ended February 28, 2001 was approximately $66,000 from a line of credit. There were no outstanding borrowings at February 28, 2002, and the line of credit expired during the year ended August 31, 2001.

Gain on investments in marketable securities, net for the six months ended February 28, 2002 was approximately $208,000. No such gain was recorded for the six months ended February 28, 2001.

Net loss on sale of assets for the six months ended February 28, 2002 was approximately $4,000 from the sale of fixed assets. No such loss was recorded for the six months ended February 28, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and investments in other liquid securities (i.e., publicly traded stocks and bonds) of approximately $1,066,000 as of February 28, 2002. As of February 28, 2002, the Company had no outstanding bank borrowings or other indebtedness.

As of March 31, 2002, the Company had cash and net investments in other liquid securities (i.e., publicly traded stocks and bonds net of margin balances) of approximately $1,051,000, and no outstanding bank borrowings or other indebtedness.

The Company's 2002 capital budget provides for expenditures of approximately $1,800,000, for which management of the Company believes will be significantly if not entirely offset by revenues from operations and investments. The Company's management believes that its capital resources will be adequate to satisfy its cash requirements over the next 12 months.

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

The Company's short and long term capital requirements will depend upon many factors, including whether it acquires and/or operates other businesses, the operating success of its Telecom Site Development segment, and the potential license of the WOW - Women of Wrestling(R) property. Many of these and other factors are beyond the Company's control.

Over the next 12 months, the Company plans to hire a significant number of additional employees in its Telecom Site Development segment. However, the hiring of these employees will be approximately correlated with an increase in operating revenue.

PDH, Inc., a wholly owned subsidiary of the Company, acquired certain assets of DicksonHughes Group, LLC, ("DHG") a real estate development company established in 1989, through an Asset Purchase Agreement dated January 18, 2002. The assets acquired included certain of DHG's accounts receivable with a book value of approximately $386,000; work-in-process with a book value of approximately $137,000; prepaid expenses with a book value of approximately $8,000; software, computer hardware and fixtures with a book value of approximately $209,000; and backlog. The nature and amount of consideration given for the acquired assets was Seven Hundred Forty Thousand Two Hundred Seven Dollars ($740,207.00), which is subject to adjustments as described in the Agreement. PDH intends to devote the physical assets to its existing telecommunications business. PDH also hired eighteen employees of DHG.

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

As of May 22, 2001, the Company and its subsidiary, Women of Wrestling, Inc. ("WOW"), executed an Amendment to its Distribution Agreement with M/G Perin, Inc. and Richard Perin (collectively "Perin") in which they agreed to terminate their Distribution Agreement dated January 18, 2000 and enter into a new agreement covering only WOW's free television programs created through May 22, 2001. The new agreement extended through September 30, 2001 for domestic distribution and December 31, 2001 for foreign distribution. Perin was entitled to collect and retain all domestic distribution and foreign television advertising or licensing revenues relating to any licensing of WOW's programs that occured during Perin's continued representation through September 30, 2001 or December 31, 2001, respectively (with the exception only of amounts, if any, already paid to WOW). Since Perin was paying all expenses relating to distribution of WOW's programs, Perin had the right to discontinue the distribution of the programs at any time, provided Perin gave as much advance notice to WOW as reasonably practicable. In the event a substantial portion of the assets or stock of WOW were sold or licensed, Perin's rights to continue to distribute WOW's programs would have terminated thirty days after the consummation of such a sale or license.

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

Following the conclusion of its first season of production of WOW-Women of Wrestling(R), the Company terminated its agreements with its performers and terminated its production staff. As of the date of this report, the Company does not have any employees in its Women of Wrestling, Inc. subsidiary.

The Company's subsidiary, Women of Wrestling, Inc., no longer leases space at The Great Western Forum located 3900 W. Manchester Blvd., Los Angeles, California.

For the six months ended February 28, 2002, cash flows used for operating activities were $1,370,000, as compared to cash flows used for operating activities of $5,048,000 million for the six months ended February 28, 2001. The change is primarily related to a decrease in net losses associated with the Company's Women of Wrestling operations.

For the six months ended February 28, 2002, cash flows used for investing activities were $1,033,000, as compared to $54,000 for the six months ended February 28, 2001. The increase in cash flows used in this period is primarily due to an increase in investments in marketable securities, as well as the use of funds to purchase fixed assets.

For the six months ended February 28, 2002, cash flows provided by financing activities were zero as compared to $4,884,000 for the six months ended February 28, 2001. The decrease was primarily related to a reduction in net cash inflows from preferred stock and line of credit borrowings.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits

Exhibit Number    Description
--------------    -----------

None

(b) Reports on Form 8-K. The following report was filed by the Company during the second quarter of fiscal year 2001-2002:

     (1) Form 8-K dated January 18, 2002 with respect to the acquisition by a subsidiary of the Company of certain assets of DicksonHughes Group, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            FORTUNE DIVERSIFIED INDUSTRIES, INC.


Date:  4/11/02                              By: /s/ Douglas E. May
      ---------                                 ----------------------------
                                                Douglas E. May
                                                Vice President of Finance and
                                                Chief Financial Officer



EXHIBIT INDEX

EXHIBIT
  NO.        DESCRIPTION                             PAGE NO.
--------     -----------                             --------

None