Form 10QSB
period 2002-05-31
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2002-07-11
CIK 851249

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from __________ to ___________

         Commission file number          0-19049



                      Fortune Diversified Industries, Inc.
     -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                    74-2504501
-------------------------------               ---------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---
On July 10, 2002 there were 69,496,629 shares of the Company's Common Stock outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.


              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                           CONSOLIDATED BALANCE SHEETS

                                           ASSETS

                                                                    Unaudited      Audited
                                                                     May 31,       August 31,
                                                                       2002           2001
CURRENT ASSETS
     Cash and equivalents                                          $   120,000    $ 2,538,000
     Investment in available for sale marketable securities,
         less related margin debt of $488,000                          434,000             --
     Accounts receivable                                               366,000             --
     Other current assets                                               63,000        107,000
                                                                   -----------    -----------
         Total Current Assets                                          983,000      2,645,000
                                                                   -----------    -----------

OTHER ASSETS
     Notes receivable-Note 2                                            30,000        630,000
     Investment in land development                                      6,000          6,000
     Office equipment-Note 1                                           201,000         35,000
                                                                   -----------    -----------
         Total Other Assets                                            237,000        671,000
                                                                   -----------    -----------

         TOTAL ASSETS                                              $ 1,220,000    $ 3,316,000
                                                                   ===========    ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                              $    42,000    $    73,000
     Accrued payroll and related expenses                               38,000         28,000
     Accrued expenses                                                   58,000         50,000
                                                                   -----------    -----------
         Total Current Liabilities                                     138,000        151,000
                                                                   -----------    -----------

STOCKHOLDERS' EQUITY-Notes 2 and 3
     Common stock                                                      695,000        695,000
     Additional paid-in capital and warrants outstanding             6,441,000      7,001,000
     Accumulated deficit, since July 21, 2000, when a
      deficit of $60,099,000 was eliminated-Note 5                  (5,512,000)    (4,531,000)
     Accumulated other comprehensive income (loss)                    (502,000)            --
                                                                   -----------    -----------
                                                                     1,122,000      3,165,000
     Less:  Treasury stock at cost (4,000,000 shares)                  (40,000)            --
                                                                   -----------    -----------
         Total Stockholders' Equity                                  1,082,000      3,165,000
                                                                   -----------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 1,220,000    $ 3,316,000
                                                                   ===========    ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                            May 31,      May 31,
                                                             2002         2001
REVENUES                                                   $ 394,000    $ 118,000

COST OF REVENUES                                             301,000      294,000
                                                           ---------    ---------

GROSS PROFIT (LOSS)                                           93,000     (176,000)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                351,000      526,000
                                                           ---------    ---------

Operating Loss                                              (258,000)    (702,000)
                                                           ---------    ---------

OTHER INCOME (EXPENSE)
     Interest income                                           6,000        5,000
     Interest expense                                         (5,000)     (75,000)
     Losses on investments in marketable securities, net     (39,000)          --
     Net loss on sale of equipment                           (19,000)          --
     Other expenses                                          (25,000)          --
                                                           ---------    ---------
         Total Other Income (Expense)                        (82,000)     (70,000)
                                                           ---------    ---------

Net Loss before Provision for Income Taxes                  (340,000)    (772,000)

PROVISION FOR INCOME TAXES                                        --           --
                                                           ---------    ---------

NET LOSS                                                   $(340,000)   $(772,000)
                                                           =========    =========

BASIC LOSS PER SHARE-Note 4                                $   (0.01)   $   (0.01)
                                                           =========    =========

DILUTED LOSS PER SHARE-Note 4                              $   (0.01)   $   (0.01)
                                                           =========    =========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Nine Months Ended
                                                            May 31,         May 31,
                                                             2002            2001
REVENUE                                                   $   485,000    $   425,000

COST OF REVENUE                                               593,000      5,206,000
                                                          -----------    -----------

GROSS PROFIT (LOSS)                                          (108,000)    (4,781,000)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES               1,037,000      1,672,000
                                                          -----------    -----------

Operating Loss                                             (1,145,000)    (6,453,000)

OTHER INCOME (EXPENSE)
     Interest income                                           50,000         19,000
     Interest expense                                          (5,000)      (153,000)
     Gains on investments in marketable securities, net       168,000             --
     Net loss on sale of equipment                            (23,000)            --
     Other expenses                                           (26,000)            --
                                                          -----------    -----------
         Total Other Income (Expense)                         164,000       (134,000)
                                                          -----------    -----------

Net Loss before Provision for Income Taxes                   (981,000)    (6,587,000)

PROVISION FOR INCOME TAXES                                         --             --
                                                          -----------    -----------

NET LOSS                                                  $  (981,000)   $(6,587,000)
                                                          ===========    ===========


BASIC LOSS PER SHARE-Note 4                               $     (0.01)   $     (0.11)
                                                          ===========    ===========


DILUTED LOSS PER SHARE-Note 4                             $     (0.01)   $     (0.11)
                                                          ===========    ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                May 31,        May 31,
                                                                 2002           2001
OPERATING ACTIVITIES
     Net loss                                                $  (340,000)   $  (772,000)
     Adjustments to reconcile net loss to net cash used
      by operating activities:
         Depreciation and amortization                            12,000        106,000
         Loss on disposal of equipment                            19,000        145,000
         Net realized loss from sale of available for
           sale securities                                        39,000             --
         Changes in certain operating assets
          and liabilities:
             Accounts receivable                                  88,000        277,000
             Merchandise inventories                                  --         22,000
             Other current assets                                 38,000         20,000
             Accounts payable, accrued expenses and other
              current liabilities                               (106,000)      (665,000)
                                                             -----------    -----------
                 Net Cash (Used) by Operating Activities        (250,000)      (867,000)
                                                             -----------    -----------

INVESTING ACTIVITIES
     Purchases of property and equipment                          (3,000)            --
     Proceeds from sale of office equipment                       15,000             --
     Purchases of available for sale securities                 (355,000)            --
     Proceeds from sales of available for sale securities        578,000             --
                                                             -----------    -----------
                 Net Cash Provided by Investing Activities       235,000             --
                                                             -----------    -----------

FINANCING ACTIVITIES
     Repurchase of common stock                                       --        (18,000)
     Dividends paid to preferred stockholders                         --       (120,000)
     Borrowings on line of credit                                     --      1,000,000
                                                             -----------    -----------
                 Net Cash Provided by Financing Activities            --        862,000
                                                             -----------    -----------

NET DECREASE IN CASH AND EQUIVALENTS                             (15,000)        (5,000)

CASH AND EQUIVALENTS
     Beginning of Period                                         135,000         76,000
                                                             -----------    -----------

     End of Period                                           $   120,000    $    71,000
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES
     Noncash investing and financing activities:
      Unrealized net loss on marketable securities           $  (236,000)
      Reduction in note receivable for redemption
         of common stock                                        (600,000)
      Investment securities acquired via margin debt             488,000

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                                May 31,       May 31,
                                                                 2002           2001
OPERATING ACTIVITIES
     Net loss                                                $  (981,000)   $(6,587,000)
     Adjustments to reconcile net loss to net cash used
      by operating activities:
         Depreciation and amortization                            22,000        237,000
         Net loss on disposal of equipment                        23,000        145,000
         Net realized gain from sale of available for
           sale securities                                      (169,000)            --
         Changes in certain operating assets
          and liabilities:
             Accounts receivable                                (366,000)        (5,000)
             Production costs                                         --         60,000
             Other current assets                                 44,000        299,000
             Accounts payable, accrued expenses and other
              current liabilities                                (13,000)       (64,000)
                                                             -----------    -----------
                 Net Cash (Used) by Operating Activities      (1,440,000)    (5,915,000)
                                                             -----------    -----------

INVESTING ACTIVITIES
     Purchases of office equipment                              (226,000)        (5,000)
     Proceeds from sale of office equipment                       15,000             --
     Purchases of available for sale securities               (4,266,000)            --
     Proceeds from sales of available for sale securities      3,499,000             --
     Web-site development costs incurred                              --        (49,000)
                                                             -----------    -----------
                 Net Cash (Used) by Investing Activities        (978,000)       (54,000)
                                                             -----------    -----------

FINANCING ACTIVITIES
     Issuance of common stock                                         --         34,000
     Repurchase of common stock                                       --        (18,000)
     Dividends paid to preferred stockholders                         --       (220,000)
     Proceeds from issuance of preferred stock                        --        700,000
     Borrowings on line of credit                                     --      5,250,000
                                                             -----------    -----------
                 Net Cash Provided by Financing Activities            --      5,746,000
                                                             -----------    -----------

NET DECREASE IN CASH AND EQUIVALENTS                          (2,418,000)      (223,000)

CASH AND EQUIVALENTS
     Beginning of Period                                       2,538,000        294,000
                                                             -----------    -----------

     End of Period                                           $   120,000    $    71,000
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES
     Noncash investing and financing activities:
      Unrealized net loss on marketable securities           $  (502,000)
      Reduction in note receivable for redemption
         of common stock                                        (600,000)
      Investment securities acquired via margin debt             488,000

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY WOW ENTERTAINMENT, INC. AND SUBSIDIARY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared by the Company without audit and therefore do not include all information and disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. The operating results for the nine-month and three-month periods ended May 31, 2002, are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

     Through July 2001, the Company's main area of emphasis was in entertainment, primarily, WOW - Women of Wrestling(R). However, the Company's primary operating focus has shifted from the entertainment industry to the telecommunications industry. Because of the Company's change in operating focus and its expanded current and future anticipated holdings, the Company amended its certificate of incorporation to change its name from WOW Entertainment, Inc. to Fortune Diversified Industries, Inc. and changed its stock symbol from WOWI to FDVI, effective August 16, 2001.

     The Company's current operating focus is achieved though its PDH, Inc.
     (PDH), Cornerstone Wireless Services, Inc. and Cornerstone Wireless Construction Services, Inc. subsidiaries and their affiliates (Cornerstone). The Company can assist its customers with the telecom site development process from network infrastructure real estate planning through infrastructure construction, as well as marketing and management including:

     o Site acquisition (e.g., raw land property, building rooftop, or antenna structure for co-location);

     o Architectural and engineering analysis and drawings (e.g., analysis of existing cell tower or construction drawings of cell towers and switches);

     o    Site construction, and;

     o    Existing site marketing and management.

     Cornerstone also offers architectural and engineering services for the traditional real estate development industries such as residential, commercial and industrial markets.

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

     Revenues: The Company enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on either a unit price or fixed price basis in which the Company agrees to do the work for units of work performed (unit price) or for a fixed amount for the entire project (fixed price). The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within one year. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached. The Company will, at times, record revenues from longer term, fixed price contracts on a percentage-of-completion basis, using input measures such as the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract.

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

     Marketable Securities include common stocks classified as "available for sale". The securities are carried at fair value based on current market quotations. Unrealized holding gains and losses are not included in "net income", but are accounted for as "other comprehensive income" and reflected as a separate component of the change in stockholders' equity. At May 31, 2002, the accumulated other comprehensive losses on marketable equity securities were comprised entirely of gross unrealized losses of $502,000. The cost of securities used to compute realized gains and losses is based on specifically-identified securities.

     Office Equipment is recorded at cost. Depreciation is provided by the straight-line method over the estimated useful lives (3 to 10 years) of the respective assets.

                                                    May 31,        August 31,
                                                     2002             2001

        Office equipment                           $225,000         $40,000
        Less:  Accumulated depreciation             (24,000)         (5,000)
                                                   --------         -------

        Office Equipment, Net                      $201,000         $35,000
                                                   ========         =======

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

NOTE 2 - STOCKHOLDERS' EQUITY

     The following are the details of the Company's common stock as of May 31, 2002 and August 31, 2001:

                                                Number of Shares
                                   Authorized    Issued    Outstanding   Amount

     May 31, 2002 (Unaudited)
        Common stock, $0.01 par
         value (1)(2)             500,000,000  69,496,629   69,496,629  $695,000
                                                                        ========

     August 31, 2001 (Audited)
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

     In July 2001, the Company entered into several restricted stock agreements with key employees. Pursuant to these agreements, the Company issued recourse promissory notes in the amount of $630,000 to purchase 4,200,000 shares of restricted stock. The restrictions are pursuant to the respective stock purchase agreements. The loans are repayable in 2006. In April 2002 the Company purchased back 4,000,000 shares of the restricted stock and held them as treasury stock at May 31, 2002. The shares were paid for by canceling two of the recourse promissory notes totaling $600,000.

NOTE 3 - STOCK OPTIONS, WARRANTS AND OTHER COMPENSATION

     The Company periodically issues warrants on a one-for-one basis for the purchase of shares of its common stock. The exercise prices of the warrants are no less than the fair market value of the common stock on the dates of grant. The estimated fair market value of the warrants is measured on the date of grant (measurement date), and accounted for as part of the related transaction. The Company agreed to grant 50,000 new warrants to the Company's former CEO on June 30, 2001. Each new warrant is convertible into one share of common stock at an exercise price of $1.00 per share exercisable from June 30, 2002 through June 30, 2008. In connection with a certain distribution agreement, the Company's distributor was granted a warrant to purchase 1% of the common stock owned by the Control Group at an aggregate exercise price of $1,000,000. That agreement was terminated in May 2001, the warrant rights were voided and the Company redeemed the distributor's 1,839,556 shares of common stock.

     Transactions related to the stock option plan were as follows:

                                Unaudited     Weighted                  Weighted
                                  Nine        Average    Audited        Average
                               Months Ended   Exercise  Year Ended      Exercise
                                 May 31,       Price    August 31,       Price
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

     (2) The Company and the CEO entered into an agreement on November 15, 2001 to cancel the options to purchase 1,000,000 of the 1,200,000 shares of common stock previously granted to the CEO.

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

     The Company agreed to grant 50,000 warrants to the Company's former CEO on September 1, 2000. Each warrant is convertible into one share of common stock at an exercise price of $1.00 per share exercisable June 30, 2002 through June 30, 2008.

NOTE 4 - PER SHARE DATA

     The following presents the computation of basic earnings per share and diluted earnings per share:

                                                     Unaudited       Unaudited
                                                    Three Months    Three Months
                                                       Ended           Ended
                                                    May 31, 2002   May 31, 2001

Net Loss                                            $   (340,000)  $   (772,000)

Dividends and accretion on preferred stock                    --       (120,000)
                                                    ------------   ------------

Net Loss Available for Common Stockholders          $   (340,000)  $   (892,000)
                                                    ============   ============

Basic Loss Per Share                                $      (0.01)  $      (0.01)
                                                    ============   ============

Diluted Loss Per Share                              $      (0.01)  $      (0.01)
                                                    ============   ============

Shares Outstanding
   Basic weighted average number of common shares
    outstanding                                       69,496,629     60,704,108
   Dilutive effect of conversion of preferred stock
    Series A, C, D & E and exercise of options                --      1,350,000
                                                    ------------   ------------

                                                      69,496,629     62,054,108
                                                    ============   ============


                                                     Unaudited      Unaudited
                                                    Nine Months    Nine Months
                                                        Ended          Ended
                                                    May 31, 2002   May 31, 2001

Net Loss                                            $   (981,000)  $ (6,587,000)

Dividends and accretion on preferred stock                    --       (220,000)
                                                    ------------   ------------

Net Loss Available for Common Stockholders          $   (981,000)  $ (6,807,000)
                                                    ============   ============

Basic Loss Per Share                                $      (0.01)  $       (.11)
                                                    ============   ============

Diluted Loss Per Share                              $      (0.01)  $       (.11)
                                                    ============   ============

Shares Outstanding
   Basic weighted average number of common shares
    outstanding                                       69,496,629     60,704,108
   Dilutive effect of conversion of preferred stock
    Series A, C, D & E and exercise of options                --      1,350,000
                                                    ------------   ------------

                                                      69,496,629     62,054,108
                                                    ============   ============

     At May 31, 2002 and 2001, all outstanding options and warrants were anti-dilutive.

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

NOTE 6 - COMPREHENSIVE INCOME

     The following is the calculation of comprehensive income for the periods presented:

                                        Three Months Ended       Nine Months Ended
                                        May 31,     May 31,     May 31,       May 31,
                                         2002        2001        2002          2001
     Comprehensive income:
        Net loss                      $(340,000)  $(772,000)  $  (981,000)  $(6,587,000)

        Unrealized losses on
         Available for sale
         securities, net of income
         taxes                         (541,000)          -      (334,000)            -
        Add: Reclassification
         adjustment for net
         (gains) losses realized         39,000           -      (168,000)            -
                                      ---------   ---------    ----------   -----------
                                       (502,000)          -      (502,000)            -
                                      ---------   ---------    ----------   -----------
           Total Comprehensive
            Income                    $(842,000)  $(772,000)  $(1,483,000)  $(6,587,000)
                                      =========   =========   ===========   ===========

NOTE 7 - SEGMENT INFORMATION

     The Company has decided to focus its efforts in areas other than gaming projects. Future operations of the Company will be organized around three primary segments:

     o    Telecom Site Development
     o    Entertainment
     o    Holding Company

NOTE 7 - SEGMENT INFORMATION (CONTINUED)

                                                 Telecom Site                        Holding          Segment
                                                 Development      Entertainment      Company          Totals
Three Months Ended May 31, 2002
Revenues                                         $   394,000      $        --      $        --      $   394,000
Cost of revenues                                    (301,000)              --               --         (301,000)
Selling, general and administrative expenses        (247,000)          (1,000)        (103,000)        (351,000)
                                                 -----------      -----------      -----------      -----------

Segment Operating Loss                           $  (154,000)     $    (1,000)     $  (103,000)     $  (258,000)
                                                 ===========      ===========      ===========      ===========

Nine Months Ended May 31, 2002
Revenues                                         $   485,000      $        --      $        --      $   485,000
Cost of revenues                                    (593,000)              --               --         (593,000)
Selling, general and administrative expenses        (655,000)          (6,000)        (376,000)      (1,037,000)
                                                 -----------      -----------      -----------      -----------

Segment Operating Loss                           $  (763,000)     $    (6,000)     $  (376,000)     $(1,145,000)
                                                 ===========      ===========      ===========      ===========

As of May 31, 2002
Cash                                             $    99,000      $     2,000      $    19,000      $   120,000
Accounts receivable                                  364,000            2,000               --          366,000
Other current assets                                  26,000               --           37,000           63,000
Office equipment, net                                181,000               --           20,000          201,000
Investments in available-for-sale securities              --               --          434,000          434,000
Notes receivable                                          --               --           30,000           30,000
Other assets                                           6,000               --               --            6,000
                                                 -----------      -----------      -----------      -----------

Total Segment Assets                             $   676,000      $     4,000      $   540,000      $ 1,220,000
                                                 ===========      ===========      ===========      ===========

Three Months Ended May 31, 2001
Revenues                                         $        --      $   118,000      $        --      $   118,000
Cost of revenues                                          --         (294,000)              --         (294,000)
Selling, general and administrative expenses              --         (526,000)              --         (526,000)
                                                 -----------      -----------      -----------      -----------

Segment Operating Loss                           $        --      $  (702,000)     $        --      $  (702,000)
                                                 ===========      ===========      ===========      ===========

Nine Months Ended May 31, 2001
Revenues                                         $        --      $   425,000      $        --      $   425,000
Cost of revenues                                          --       (5,206,000)              --       (5,206,000)
Selling, general and administrative expenses              --       (1,616,000)         (56,000)      (1,672,000)
                                                 -----------      -----------      -----------      -----------

Segment Operating Loss                           $        --      $(6,397,000)     $   (56,000)     $(6,453,000)
                                                 ===========      ===========      ===========      ===========

As of August 31, 2001
Cash                                             $   305,000      $    30,000      $ 2,203,000      $ 2,538,000
Other current assets                                  10,000            5,000           92,000          107,000
Other assets                                          29,000               --          642,000          671,000
                                                 -----------      -----------      -----------      -----------

Total segment assets                             $   344,000      $    35,000      $ 2,937,000      $ 3,316,000
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

The Company's current operating focus is achieved through its PDH, Inc. ("PDH"), Cornerstone Wireless Services, Incorporated and Cornerstone Wireless Construction Services, Inc. subsidiaries and their affiliates ("Cornerstone"). The Company has the capability to assist its customers with the telecom site development process from network infrastructure real estate planning through infrastructure construction, as well as site marketing and management. Through its subsidiaries and affiliates, the Company can assist its clients with any and all of the following: 1) telecom site acquisition (e.g., raw-land property, building rooftop or existing antenna structure for co-location); 2) architectural and engineering analysis and drawings (e.g., analysis of an existing cell tower or construction drawings of cell towers and switches); 3) site construction; and 4) existing site marketing and asset management.

PDH acquired certain assets of DicksonHughes Group, LLC, ("DHG") a real estate development company established in 1989, through an Asset Purchase Agreement dated January 18, 2002. The assets acquired included certain of DHG's accounts receivable, work-in-process, prepaid expenses, software, computer hardware and fixtures, and backlog. PDH intends to devote the physical assets to its existing telecommunications business. PDH also hired eighteen employees of DHG, including
S. David Dickson who leads the PDH subsidiary. PDH's business strategy is to offer a full range of network infrastructure real estate development services to the telecommunications industry, among other types of real estate network critical industries. PDH intends to provide its clients with the most experienced personnel and deliver the highest level of services, systems and support necessary to achieve its clients' goals and objectives on a local, regional or national basis. PDH's focus is to meet the demanding timelines associated with the development of a network by ensuring that each individual site reaches the construction phase as quickly as possible. This is achieved by avoiding costly delays up-front through effective management of the site acquisition process with its site development real estate professionals. PDH's full service list of network real estate development services includes program management, site acquisition, zoning and permitting, architectural & engineering design, construction management, co-location facilitation, environmental services, lease capitalization, lease renegotiation, site marketing and asset management.

Cornerstone Wireless Services, Incorporated was acquired by the Company in July, 2001. Cornerstone Wireless Construction Services, Inc. was incorporated in October, 2001 and began operations shortly thereafter. Cornerstone specializes in engineering and architectural services for the telecommunications and the traditional real estate development industries. The telecommunications industry includes cellular, personal communication services (PCS), specialized mobile radio (SMR), enhanced specialized mobile radio (ESMR), microwave systems, fixed wireless, broadband and fiber optics technologies for carriers, tower consolidators and utilities. Detailed services for the telecommunications industry include site surveys, site layout drawings, architectural aesthetic designs, foundation designs, antenna mount designs, geo-technical investigation and reports, structural analysis and environmental assessments. Cornerstone also offers construction management of telecommunications infrastructure.

Traditional real estate development is comprised of architectural, structural and civil engineering, mechanical engineering, electrical engineering and project management. These disciplines are used in residential, commercial and industrial markets. Traditional real estate development engineering includes interior design/space planning, exterior design, remodel and additions, tenant build-out improvements; structural design/analysis, site utilities/grading/drainage, site design/development, landscape design; HVAC systems analysis, plumbing design, building systems criteria; power distribution design, interior/exterior lighting design, video/data/telecommunication systems, security/life safety systems and all areas covering project management. Cornerstone is pursuing assignments and projects anywhere within the United States.

Management believes that the need for its telecom services in the coming years will be significant, and expects that cell site density will need to increase four to eight fold in the coming years in order to meet the bandwidth and usage requirements of consumers for second generation to third generation wireless data applications (commonly referred to as 2G, 2.5G and 3G). In addition to the build-out of additional sites, as usage changes occur, existing tower and base station configurations will also need to change. Wired broadband needs also require increasing infrastructure build-out, particularly with fiber optics technologies. The Company is positioned to and believes it will be able to provide the real estate development, engineering and design services necessary to meet the evolving needs of the industry. The Company also is pursuing non-telecom opportunities that utilize its highly skilled professionals, which the company believes will help to maximize its operational capacity while diversifying its revenue sources.

The past year has seen a significant downturn in the economy, and management witnessed many companies in the telecommunications industry significantly curtailing their operations. Management observed capital expenditures for infrastructure within the industry decline in conjunction with the economy. This slowdown in capital expenditures was particularly noticeable in the Company's second and third quarter as it observed the number of projects awarded in comparison to prior years declined substantially and many existing projects reduced or postponed.

While the capital expenditures within the telecommunications industry declined in conjunction with the economy, the infrastructure capacity needs did not. When the industry resumes the infrastructure build out for 2G to 2.5G to 3G and beyond, management believes that the Company will be positioned as a recognized provider with the capacity to meet and exceed the industry's needs.

Murphy Development, Ltd., is a commercial and retail real estate development company. On July 2, 2001, the Company purchased Murphy Development, Ltd. from Carter Fortune, the Company's largest shareholder, and Julie Fisbeck, who is the sister of John Fisbeck, one of the members of the Control Group. The primary assets of Murphy Development, Ltd the past fiscal year were pre-acquisition development costs of a northeast, Ohio commercial development, including several options to purchase real estate. In August, 2001, Murphy Development, Ltd. exercised the options. However, it did not close on the real estate due to the unavailability of financing under terms acceptable to Murphy Development, Ltd. and the lack of a commitment from a major anchor tenant. The options expired at the end of 2001. Starting the reporting period ended February 28, 2002, the company consolidated its Murphy Development financial information in with its telecom site development segments.

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

The Company has implemented Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films", which requires special accounting for production costs relating to episodic television series. Specifically, SOP 00-2 requires a company to demonstrate through its experience and industry norms that the number of episodes already produced, plus those for which a firm commitment exists and the entity expects to deliver, can be licensed in the secondary market before an episodic television series can implement the individual-film-forecast-computation method to amortize production costs. SOP 00-2 further stipulates that until an entity can establish estimates of secondary market revenue, capitalized costs for each episode produced should not exceed an amount equal to the amount of revenue contracted for that episode, the entity should expense as incurred production costs in excess of this limitation on an episode-by-episode basis, and the entity should expense all capitalized costs for each episode as it recognizes the related revenue for each episode. The Company follows the more conservative episode-by-episode basis versus the individual-film-forecast-computation method. As the Company had effectively recognized revenues from the initial airing of all of the episodes produced through the periods ended May 31, 2001, August 31, 2001 and May 31, 2002, all production costs as of those dates were expensed, and the Company did not have any capitalized production costs as of those dates.

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

RESULTS OF OPERATIONS:  COMPARISON OF THE THREE MONTH PERIODS ENDED
                        MAY 31, 2002 AND May 31, 2001

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                 Telecom Site                Holding    Segment
                                 Development  Entertainment  Company    Totals
Three months ended May 31, 2002

Revenues                            394,000        -0-           -0-     394,000
Cost of revenues                  (301,000)        -0-           -0-   (301,000)
Selling, general and
administrative                    (247,000)    (1,000)     (103,000)   (351,000)
                                 ----------   --------    ----------  ----------
Operating income (loss)           (154,000)    (1,000)     (103,000)   (258,000)
                                 ==========   ========    ==========  ==========

As of May 31, 2002

Total segment assets                676,000       4,000     540,000    1,220,000

Three-months ended May 31, 2001

Revenues                                -0-     118,000         -0-      118,000
Cost of revenues                        -0-   (294,000)         -0-    (294,000)
Selling, general and
administrative                          -0-   (526,000)         -0-    (526,000)
                                 ----------   --------    ----------  ----------
Operating income (loss)                 -0-   (702,000)         -0-    (702,000)
                                 ==========   ========    ==========  ==========

As of August 31, 2001

Total segment assets                344,000      35,000   2,937,000    3,316,000


Revenues

Revenues for the three months ended May 31, 2002 were $394,000, compared to $118,000 for the three months ended May 31, 2001, an increase of $276,000. The increase in revenues was primarily due to an increase in revenues in the Telecom Site Development segment of $394,000, which resulted from the Company beginning operations in the segment subsequent to last year. The Company had a decrease in revenues from the prior fiscal year in the Women of Wrestling segment of $118,000, which was a result of the Company not producing and distributing the television show WOW Women of Wrestling and related pay-per-view events for the 2001 and 2002 season. The Company did not recognize operating revenue in its Holding Company for either the quarter ended May 31, 2002 or for the same period in the previous fiscal year.

Costs and Expenses

The Company began additional operations, primarily the operation of its Telecom Site Development segment and scaled back significantly other operations, primarily the Entertainment segment for the comparable periods. Cost of revenues were $301,000 for the three months ended May 31, 2002 compared to $294,000 for the three months ended May 31, 2001, an increase of $7,000. This increase was attributable to an increase of $301,000 in the Company's Telecom Site Development segment, which was related to salaries and benefits and the fact that the Company did not commence operations in the segment until subsequent to the previous fiscal year. In the Entertainment segment, the Company had a decrease of $294,000 in cost of revenues for the quarter ended May 31, 2002 compared to the same period in the previous fiscal year. This decrease was the result of the Company not producing and distributing the television show WOW Women of Wrestling and related pay-per-view events for the 2001 and 2002 season. The Company did not incur any cost of revenues in its Holding Company for either the quarter ended May 31, 2002 or for the same period in the previous fiscal year.

Selling, general and administrative expenses were $351,000 for the three months ended May 31, 2002, compared to $526,000 for the three months ended May 31, 2001, a decrease of $175,000. This decrease was primarily due to a decrease of $525,000 in the Company's Entertainment segment, which was the result of the Company significantly scaling back operations in the Entertainment segment for the comparable periods.

In the Telecom Site Development segment, the Company had an increase of $247,000 in selling, general and administrative expenses for the three months ended May 31, 2002 compared to the same period in the previous fiscal year. This increase was primarily attributable to an increase in employee compensation and benefits, legal, accounting and consulting fees and the fact that the Company did not commence operations in the segment until July 2001.

In the Holding Company, there was an increase of $103,000 in selling, general and administrative expenses for the three months ended May 31, 2002 compared to the same period in the previous fiscal year. This increase was primarily related to an increase in employee compensation and benefits, legal, accounting and consulting fees.

Interest income for the three months ended May 31, 2002 was approximately $6,000, compared to $5,000 for the three months ended May 31, 2001, an increase of $1,000. This increase was primarily due to an increase in funds held in money market accounts and accrued interest income from employee-held recourse promissory notes.

Interest expense for the three months ended May 31, 2002 was approximately $5,000, all from a margin balance. Interest expense for the three months ended May 31, 2001 was approximately $75,000 from a line of credit. The line of credit expired during the year ended August 31, 2001.

Losses on investments in marketable securities, net for the three months ended May 31, 2002 was approximately $39,000. No such loss was recorded for the three months ended May 31, 2001.

Net loss on sale of assets for the three months ended May 31, 2002 was approximately $19,000 from the sale of fixed assets. No such loss was recorded for the three months ended May 31, 2001.

RESULTS OF OPERATIONS:  COMPARISON OF THE NINE MONTH PERIODS ENDED
                        MAY 31, 2002 AND MAY 31, 2001

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                               Telecom Site                Holding    Segment
                               Development  Entertainment  Company    Totals
Nine months ended May 31, 2002

Revenues                          485,000          -0-         -0-       485,000
Cost of revenues                (593,000)          -0-         -0-     (593,000)
Selling, general and
administrative                  (655,000)      (6,000)    (376,000)  (1,037,000)
                               ----------  -----------  ----------  -----------
Operating income (loss)         (763,000)      (6,000)    (376,000)  (1,145,000)
                               ==========  ===========  ==========  ===========

As of May 31, 2002

Total segment assets              676,000        4,000      540,000    1,220,000

Nine-months ended May 31, 2001

Revenues                              -0-      425,000        -0-        425,000
Cost of revenues                      -0-  (5,206,000)        -0-    (5,206,000)
Selling, general and
administrative                        -0-  (1,616,000)    (56,000)   (1,672,000)
                               ----------  -----------  ----------  -----------
Operating income (loss)               -0-  (6,397,000)   (56,000)   (6,453,000)
                               ==========  ===========  ==========  ===========


As of August 31, 2001

Total segment assets              344,000      35,000   2,937,000    3,316,000

Revenues

Revenues for the nine months ended May 31, 2002 were $485,000, compared to $425,000 for the nine months ended May 31, 2001, an increase of $60,000. The increase in revenues was primarily due to an increase in revenues in the Telecom Site Development segment of $485,000, which resulted from the Company beginning operations in the segment subsequent to last year. The revenue in the Telecom Site Development segment for the nine months ended May 31, 2002 is net of approximately $137,000 of work-in-process purchased from DHG. The Company had a decrease in revenues from the prior fiscal year in its Women of Wrestling segment of $425,000, which was a result of the Company not producing and distributing the television show WOW Women of Wrestling and related pay-per-view events for the 2001 and 2002 season. The Company did not recognize operating revenue in its Holding Company for either the nine months ended May 31, 2002 or for the same period in the previous fiscal year.

Costs and Expenses

The Company began additional operations, primarily the operation of its Telecom Site Development segment and scaled back significantly other operations, primarily the Entertainment segment for the comparable periods. Cost of revenues were $593,000 for the nine months ended May 31, 2002 compared to $5,206,000 for the nine months ended May 31, 2001, a decrease of $4,613,000. This decrease was primarily due to a decrease of $5,206,000 in the Company's Entertainment segment, which was a result of the Company not producing and distributing the television show WOW Women of Wrestling and related pay-per-view events for the 2001 and 2002 season. In the Telecom Site Development segment, the Company had an increase of $593,000 in cost of revenues for the nine months ended May 31, 2002 compared to the same period in the previous fiscal year. This increase was attributable to salaries and benefits and the fact that the Company did not commence operations in the segment until subsequent to the previous fiscal year. The Company did not incur any cost of revenues in its Holding Company for either the nine months ended May 31, 2002 or for the same period in the previous fiscal year.

Selling, general and administrative expenses were $1,037,000 for the nine months ended May 31, 2002, compared to $1,672,000 for the nine months ended May 31, 2001, a decrease of $635,000. This decrease was primarily due to a decrease of $1,610,000 in the Company's Entertainment segment. This decrease was primarily the result of the Company significantly scaling back operations in the Entertainment segment for the comparable periods. Also there were legal and accounting and consulting fees related to the Company's change in control that occurred in September, 2000 and allocated to the Women of Wrestling segment.

In the Telecom Site Development segment, the Company had an increase of $655,000 in selling, general and administrative expenses for the nine months ended May 31, 2002 compared to the same period in the previous fiscal year. This increase was primarily attributable to an increase in employee compensation and benefits, legal, accounting and consulting fees and the fact that the Company did not commence operations in the segment until July 2001.

In the Holding Company, there was an increase of $320,000 in selling, general and administrative expenses for the nine months ended May 31, 2002 compared to the same period in the previous fiscal year. This increase was primarily related to an increase in employee compensation and benefits, legal, accounting and consulting fees.

Interest income for the nine months ended May 31, 2002 was approximately $50,000, compared to $19,000 for the nine months ended May 31, 2001, an increase of $31,000. This increase was primarily due to an increase in funds held in money market accounts and accrued interest income from employee-held recourse promissory notes.

Interest expense for the nine months ended May 31, 2002 was approximately $5,000, all from a margin balance. Interest expense for the nine months ended May 31, 2001 was approximately $153,000 from a line of credit. The line of credit expired during the year ended August 31, 2001.

Gain on investments in marketable securities, net for the nine months ended May 31, 2002 was approximately $168,000. No such gain was recorded for the nine months ended May 31, 2001.

Net loss on sale of assets for the nine months ended May 31, 2002 was approximately $23,000 from the sale of fixed assets. No such loss was recorded for the nine months ended May 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and investments in other liquid securities (i.e., publicly traded stocks and bonds net of any margin balances) of approximately $554,000 as of May 31, 2002. As of May 31, 2002, the Company had no outstanding bank borrowings or other indebtedness.

As of June 30, 2002, the Company had cash and net investments in other liquid securities (i.e., publicly traded stocks and bonds net of margin balances) of approximately $383,000. In June, 2002, The Company entered into a one year, 5.00% demand note for $250,000 with Carter M. Fortune, the Company's Chairman and CEO.

The Company has reduced its monthly operating expenditures approximately 35% in the past quarter to offset lower than expected operating revenues. Management of the Company is committed to its currently active, telecom site development operations during this period of weakness in the sector and overall economy, which it believes it will benefit from when the economy rebounds and strong growth returns to the sector. However, in the meantime, management is pursuing non-telecom revenue sources as a means to enhance and diversify its revenue sources within the segment. Furthermore, management of the Company is committed, at a minimum, to bringing all monthly operating expenditures in line with revenues by year end. The Company's management believes that its capital resources will be adequate to satisfy its cash requirements over the next 12 months.

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

Over the next 12 months, the Company plans to hire additional employees in its Telecom Site Development segment. However, the hiring of these employees will be approximately correlated, as a percentage, with an increase in operating revenue.

PDH, Inc., a wholly owned subsidiary of the Company, acquired certain assets of DicksonHughes Group, LLC, ("DHG") a real estate development company established in 1989, through an Asset Purchase Agreement dated January 18, 2002. The assets acquired included certain of DHG's accounts receivable with a book value of approximately $386,000; work-in-process with a book value of approximately $137,000; prepaid expenses with a book value of approximately $8,000; software, computer hardware and fixtures with a book value of approximately $209,000; and backlog. The nature and amount of consideration given for the acquired assets was Seven Hundred Forty Thousand Two Hundred Seven Dollars ($740,207), which is subject to adjustments as described in the Agreement. PDH intends to devote the physical assets to its existing telecommunications business. PDH also hired eighteen employees of DHG.

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

For the nine months ended May 31, 2002, cash flows used for operating activities were $1,440,000, as compared to cash flows used for operating activities of $5,915,000 for the nine months ended May 31, 2001. The change is primarily related to a decrease in net losses associated with the Company's Women of Wrestling operations.

For the nine months ended May 31, 2002, cash flows used for investing activities were $978,000, as compared to $54,000 for the nine months ended May 31, 2001. The increase in cash flows used in this period is primarily due to an increase in investments in marketable securities, as well as the use of funds to purchase fixed assets.

For the nine months ended May 31, 2002, cash flows provided by financing activities were zero as compared to $5,746,000 for the nine months ended May 31, 2001. The decrease was primarily related to a reduction in net cash inflows from preferred stock and line of credit borrowings.

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

None

Item 3.  Defaults upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

Effective April 16, 2002, William A. Shoemake's employment as a Director of Fortune Diversified Industries, Inc. and Chief Executive Officer of Cornerstone Wireless Services, Inc. was terminated.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits

Exhibit Number    Description
--------------    -----------

None

(b) Reports on Form 8-K. The following report was filed by the Company during the third quarter of fiscal year 2001-2002:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    FORTUNE DIVERSIFIED INDUSTRIES, INC.


Date: 7/10/02                       By: /s/ Douglas E. May
      -------                           ------------------------------
                                        Douglas E. May
                                        Vice President of Finance and
                                        Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
  NO.        DESCRIPTION                             PAGE NO.
--------     -----------                             --------

None