Form 10KSB
period 2002-08-31
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2002-11-29
CIK 851249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                   For the fiscal year ended August 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from             to
                                       -----------    ------------

              Commission file number      0-19049
                                     ------------------

                      Fortune Diversified Industries, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                   74-2504501
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


           6809 Corporate Drive
           Indianapolis, Indiana                             46278
  ----------------------------------------                ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.       $2,342,000
                                                          --------------------

On November 26, 2002 the aggregate market value of the voting stock of the Company held by non-affiliates of the Company was approximately $380,000.

On November 26, 2002 there were 74,996,629 shares of the Company's Common Stock outstanding.

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

                       FORTUNE DIVERSIFIED INDUSTRIES, INC

                         2001 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART 1

Item 1.  Description of Business............................................  4

Item 2.  Description of Property............................................ 13

Item 3.  Legal Proceedings.................................................. 14

Item 4.  Submission of  Matters to a Vote of Security Holders............... 14

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters........... 14

Item 6.  Management's Discussion and Analysis or Plan of Operation.......... 15

Item 7.  Financial Statements............................................... 29

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................... 29

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act.................. 30

Item 10. Executive Compensation............................................. 32

Item 11. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters........................................ 34

Item 12. Certain Relationships and Related Transactions..................... 36

Item 13. Exhibits and Reports on Form 8-K................................... 37

SIGNATURES.................................................................. 69

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

ITEM 1. DESCRIPTION OF BUSINESS

Fortune Diversified Industries, Inc. (formerly known as WOW Entertainment, Inc. and prior to that American Gaming & Entertainment, Ltd.), is a Delaware corporation incorporated in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and such subsidiaries unless the context otherwise requires. The Company is the parent company of Kingston Sales Corp. (KSC), PDH, Inc. (PDH), Cornerstone Wireless Services, Inc. and Cornerstone Wireless Construction Services, Inc. (Cornerstone), Telecom Technology Corp. formerly known as TTC Acquisition, Inc. (TTC), Murphy Development, Ltd. and Women of Wrestling, Inc. (WOW).

CONTROL GROUP

In order to better understand the Company's business organization and development, it is important to know that at August 31, 2002, Messrs. Fisbeck, Fortune and Kingston (collectively, the current "Control Group") were as members of a group deemed to beneficially own 69,335,131 shares of the Company's common stock representing 94.3% of the outstanding common stock of the Company. It is also useful to understand the history of their control.

2000 Change in Control
----------------------

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

On September 1, 2000, J. Douglas Wellington resigned as the Company's President and Chief Executive Officer ("CEO") and David McLane was elected President and Douglas E. May was elected Chief Financial Officer, Vice President of Finance and Corporate Secretary. Mr. McLane was also appointed to the Board of Directors. As of such date, the Company entered in a severance and consulting agreement with Mr. Wellington.

In October 2000, certain actions, which had been approved by written consent of the Control Group, became effective, including a 1 for 6 reverse stock split resulting in each share of common stock being reclassified into 0.1667 of a share of new common stock, $0.01 par value. Except as otherwise noted, all references to the Company's common stock presented in this Form 10-KSB have been adjusted for this reverse stock split.

Cancellation of Perin and McLane Ownership Interests
----------------------------------------------------

As of May 22, 2001, the Company and its subsidiary, WOW, executed an Amendment to its Distribution Agreement with M/G Perin, Inc. and Richard Perin in which they agreed to terminate their Distribution Agreement dated January 18, 2000 and enter into a new agreement covering only WOW's free television programs created through May 22, 2001. Also as part of the agreement, Mr. Perin returned for cancellation by the Company 1,839,556 restricted shares, which represented all of his common stock in the Company. All rights to warrants issuable under the Distribution Agreement were also voided. Perin also received funding from WOW sufficient to pay certain payables incurred in connection with its representation of WOW. The funds used to pay Perin were loaned to WOW by Mr. Fortune.

On June 26, 2001, the Company redeemed all of Mr. McLane's common stock in the Company (19,007,585 shares). Mr. McLane also resigned as President and a member of the Board of Directors of the Company, as well as all subsidiaries of the Company in which he also held said positions on June 26, 2001. Mr. McLane is no longer part of the Control Group. Messrs. Fisbeck and Fortune continued to be part of the Control Group.

2001 Capital Restructuring
--------------------------

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

In addition, Mr. Fortune and Julie Fisbeck, who is the sister of John Fisbeck, a member of the control group, also exchanged their respective 50% ownership interests in Murphy Development, in exchange for $120,000 of the Company's common stock at the June 28, 2001 closing price of $0.20 a share. Mr. Fortune and Julie Fisbeck each received 300,000 restricted shares.

Mr. Fortune also agreed to loan $500,000 to Murphy Development. The loan was secured by all of the assets of Murphy Development and was convertible at Mr. Fortune's option into shares of the Company's common stock at $0.407401 a share. Mr. Fortune exercised the option on August 27, 2001, and received 1,227,292 restricted shares.

Mr. Fortune also agreed to make available to Murphy Development an operating line of credit of up to $2,250,000, if and as needed. The line of credit was secured by all of the assets of Murphy Development and convertible at Fortune's option into shares of the Company's common stock at $0.407401 a share. On August 27, 2001, the Company borrowed $2,250,000 under the line of credit, and Mr. Fortune exercised the option and received 5,522,814 restricted shares.

Addition of Robert J. Kingston to the Control Group
---------------------------------------------------

Effective July 31,2002, as part of the purchase price for 1,000 shares of the common stock, no par value, of KSC, constituting all of the outstanding shares of KSC's capital stock, pursuant to the terms of a Stock Purchase Agreement by and among the Company, KSC and Robert J. Kingston, Mr. Kingston received 8,000,000 restricted shares of the Company's common stock.

In addition to the 8,000,000 shares of the Company's common stock, Mr. Kingston also was paid, as part of the purchase price for his KSC shares, $2,400,000 ($3,000,000 closing payment less a $600,000 purchase adjustment). Mr. Kingston received $3,000,000 at closing. Mr. Kingston paid the Company a purchase adjustment amount of $600,000 based upon certain requirements in the Stock Purchase Agreement and proposed Amendment to the Stock Purchase Agreement in November 2002. There is also a $250,000 contingent payment that is part of the Stock Purchase Agreement due on or before December 15, 2004. The payment of any or all of the $250,000 to Mr. Kingston, on or before December 15, 2004, is contingent upon KSC attaining certain cumulative earnings before income tax
(EBIT) requirements, as described in the Stock Purchase Agreement, during the period September 1, 2002 to August 31, 2004.

Also as part of the Stock Purchase Agreement, subject to the limitations and restrictions described below, Mr. Kingston may, in his sole discretion, sell any or all of the Company's common stock to the Company and the Company shall purchase any of the Company's common stock offered by Mr. Kingston if any of the following conditions are met (the "Put Option"): 1) If during the period September 1, 2002 to August 31, 2004, KSC's cumulative earnings before income tax depreciation and amortization (EBITDA), as defined in the Stock Purchase Agreement, is greater than $1,600,000: the Company shall have a cash put at $.125 per share; 2) If during the period September 1, 2002 to August 31, 2004, KSC's Cumulative EBITDA is greater than $2,000,000: the Company shall have a cash put at $.175 per share; 3) If during the period September 1, 2002 to August 31, 2004, KSC's cumulative EBITDA is greater than $2,400,000: the Company shall have a cash put at $.225 per share; 4) If during the period September 1, 2002 to August 31, 2004, KSC's cumulative EBITDA is greater than $3,000,000: the Company shall have a cash put at $.300 per share. Mr. Kingston may only exercise the Put Option during the period October 15, 2004 to November 30, 2004. In addition, Mr. Kingston may only exercise the Put Option if the average bid price per share during the period October 1, 2004 to October 31, 2004 is less than the proposed put price, or if the Company's stock is not listed on the OTC Bulletin Board, the New York Stock Exchange, NASDAQ or another nationally-recognized securities market or exchange during the period October 1, 2004 to October 31, 2004. Any closing on a sale of the Company's Stock to the Company shall occur within ninety (90) days of the Company's receipt of written notice from Mr. Kingston requesting exercise of his put option.

Mr. Kingston will continue as president of KSC under the terms of an employment agreement, dated July 31, 2002 and incorporated into the Stock Purchase Agreement as an exhibit.

Mr. Kingston is subject to a non-compete agreement, dated July 31, 2002 and incorporated into the Stock Purchase Agreement as an exhibit.

A Lease was entered into by Kingston Design, LLC, a Company controlled by Mr. Kingston and KSC. Said lease is for the facility in which KSC currently operates, and was incorporated into the Stock Purchase Agreement as an exhibit.

Mr. Kingston was elected to the Board of Director's of the Company by shareholders Messrs. Fisbeck and Fortune without a meeting by written consent pursuant to Section 228 of the General Corporation Law of the State of Delaware in lieu of holding a meeting. Such election was agreed to in writing in a document entitled Voting Agreement, dated July 31, 2002, which is an exhibit of the Stock Purchase Agreement.

Mr. Kingston was granted Piggy-Back Registration Rights as part of a Registration Rights Agreement, and an exhibit of the Stock Purchase Agreement, dated July 31, 2002 by and between Fortune Diversified Industries, Inc. and Robert J. Kingston.

Mr. Fisbeck entered into a written Guaranty, and an exhibit of the Stock Purchase Agreement, dated July 31, 2002, in consideration of Mr. Kingston entering into the Purchase Agreement and agreeing to close the transactions contemplated therein, to which he guaranteed the Company's payment and performance of its obligations arising under and with respect to the Put Option.

Mr. Fortune also entered into a written Guaranty, and an exhibit of the Stock Purchase Agreement, dated July 31, 2002 in consideration of Mr. Kingston entering into the Purchase Agreement and agreeing to close the transactions contemplated therein, to which he guaranteed the Company's payment and performance of its obligations arising under and with respect to the Put Option.

Messrs. Fisbeck and Fortune entered into an arrangement whereby Mr. Fisbeck will indemnify and hold harmless Mr. Fortune for a percentage of any losses that Mr. Fortune may suffer as a result of Mr. Fortune's guarantee of the loan held by the Company with Merrill Lynch Business Financial Services, Inc. Such indemnification and hold harmless agreement is on a pro-rata basis of the relative shareholdings in the Company of Mr. Fortune and Mr. Fisbeck.

Although Messrs. Fisbeck, Fortune and Kingston have taken ownership of the Company's stock in their individual names and Mr. Kingston has individually supplied his ownership in KSC in consideration for the acquisition of his Fortune Diversified common stock, Messrs. Fisbeck, Fortune and Kingston may be considered to be acting together for the purpose of acquiring and holding the stock since Messrs. Fisbeck and Fortune previously signed Stock Purchase Agreements to initially acquire control of the Company and Mr. Kingston's acquisition of shares was not in the ordinary course of his business and may be deemed to have arisen in a transaction having the purpose or effect of influencing control of the Company, under Rule 13d-5(b)(2)(ii).

At August 31, 2002, Messrs. Fisbeck, Fortune and Kingston were as members of a group deemed to beneficially own 69,335,131 shares of the Company's common stock representing 94.3% of the outstanding common stock of FDVI. Individually, each person had sole dispositive and voting power over the following shares of common stock: John F. Fisbeck, 18,852,023 (or 25.6%), Carter M. Fortune, 42,486,793 (or 57.8%) and Robert J. Kingston, 8,000,000 (or 10.9%).

ACQUISITIONS

Women of Wrestling, Inc.
------------------------

On September 1, 2000, the Company purchased for nominal consideration all of the common stock of Women of Wrestling, Inc. ("WOW"), a company owned by the Control Group. WOW was incorporated as an Indiana corporation in May 2000, and had no operating history. This transaction was accounted for in a manner similar to a pooling of interests. WOW's significant assets included employment, venue and other production contracts (entered into in the ordinary course of business); certain intellectual property, including trademark rights in the "WOW Women of Wrestling" name, logos and character names of performers; rights in characters portrayed by performers; publicity rights of performers with respect to their performances; and copyrights in recorded performances, events, programs, advertisements and promotional materials and capitalized production costs relating to its syndicated television program.

Murphy Development, LTD
-----------------------

Initiated on June 29, 2001 and effective July 2, 2001, the Company acquired from Carter Fortune and Julie Fisbeck, who is the sister of John Fisbeck, one of the members of the Control Group, their ownership interests, 50% each, in Murphy Development, constituting 100% of the outstanding interests of Murphy Development, LTD. The acquisition was accounted for using the purchase method of accounting. The primary assets of Murphy Development, Ltd were pre-acquisition development costs of a northeast, Ohio commercial development, including several options to purchase real estate. Murphy Development, Ltd. exercised the options. However, it did not close on the real estate due to the unavailability of financing under terms acceptable to Murphy Development, Ltd. and the lack of a commitment from a major anchor tenant. The options expired at the end of 2001. The results of operations of Murphy Development have been included in the accompanying statement of operations from the date of the acquisition in the Telecom Infrastructure segment. The purchase price was $120,000 of the Company's common stock at the June 28, 2001 closing price of $0.20 a share. Mr. Fortune and Ms. Fisbeck each received 300,000 restricted shares.

Cornerstone Wireless Services, Inc.
-----------------------------------

In July 2001, The Company acquired from its incorporator William A. Shoemake 100 shares of the common stock, $.01 par value, of Cornerstone Wireless Services, Inc., an Indiana Corporation with no assets and no business operations, constituting all of the outstanding shares of Cornerstone Wireless Services Inc.'s capital stock. Cornerstone was established to develop a full line of architectural and engineering services specializing in the telecommunications industry. The transaction was accounted for using the purchase method of accounting. The results of operations of Cornerstone have been included in the accompanying statement of operations from the date of the acquisition. The purchase price was payable in cash of $10. The aggregate purchase price of the acquisition was $0, which amount is equal to the excess purchase price over the value of the net assets acquired.

PDH, Inc. Purchase of Certain DicksonHughes Group, LLC Assets
-------------------------------------------------------------

PDH, Inc. ("PDH"), an Indiana corporation and wholly-owned subsidiary of the Company, acquired certain assets of DicksonHughes Group, LLC ("DHG"), an Indiana limited liability company, through an Asset Purchase Agreement dated January 18, 2002 ("DHG Agreement"). The assets were acquired through DHG. Messrs. Thimlar, Hughes and Dickson were parties to the DHG Agreement for purposes of certain covenants not to compete and indemnification provisions of the Agreement. There was no material relationship between the Company or PDH and DHG or Messrs. Thimlar, Hughes and Dickson. DHG used the physical assets in multiple aspects of its business; the Company has devoted the physical assets to its existing Telecom Infrastructure segment. This transaction was considered an acquisition of productive assets and not considered a business combination. However, some of the standards of accounting for business combinations, including certain disclosures, are considered relevant and have been applied whenever practicable. The results of the assets acquired from DHG have been included in the accompanying statement of operations from the date of acquisition. The assets acquired included certain of the DHG's accounts receivable, work-in-process, prepaid expenses, software, computer hardware and fixtures, and backlog. The nature and amount of consideration given for the acquired assets was approximately Seven Hundred Forty Thousand Dollars ($740,000.00), which was subject to adjustments as described in the Agreement, however no adjustments were warranted. There were no liabilities assumed in this transaction.

Kingston Sales Corporation
--------------------------

The Company acquired from Robert J. Kingston 1,000 shares of the common stock, no par value, of Kingston Sales Corporation (an Indiana Corporation), constituting all of the outstanding shares of Kingston Sales Corporation's capital stock, pursuant to the terms of a Stock Purchase Agreement by and among Fortune Diversified Industries, Inc., Kingston Sales Corporation and Robert J. Kingston, effective July 31, 2002. KSC is an industry-leading manufacturers' representative and distributor for prominent national companies in the electronic, sound, security, and video markets. KSC offers the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems. The Company intends for KSC, as a wholly-owned subsidiary of the Company, to continue to operate as it did prior to the acquisition in its Rep and Distribution segment. The transaction was accounted for using the purchase method of accounting. The source of funds for the transaction came from a loan from a financial institution. The purchase price was payable in cash of $3,000,000 paid at closing less a purchase adjustment amount of $600,000 based upon certain requirements in the Stock Purchase Agreement and proposed Amendment to the Stock Purchase Agreement paid to the Company by Mr. Kingston in November 2002. There is also a $250,000 contingent payment that is part of the Stock Purchase Agreement due on or before December 15, 2004. The payment of any or all of the $250,000 to Mr. Kingston, on or before December 15, 2004, is contingent upon KSC attaining certain cumulative earnings before income tax (EBIT) requirements, as described in the Stock Purchase Agreement, during the period September 1, 2002 to August 31, 2004. This contingent consideration will be recorded as an additional cost of the acquisition when the contingency is resolved, which is anticipated sometime in 2004. The fair market value of the 8,000,000 shares of the Company's common stock of $80,000 (which was based upon the bid price discounted for various factors, including liquidity) was also included as part of the purchase price.

ACQUISITIONS SUBSEQUENT TO AUGUST 31, 2002

Telecom Technology Corp.
------------------------

TTC Acquisition Company ("TTC"), an Indiana corporation and wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of Telecom Technology Corp. ("Telecom"), an Indiana corporation, and Michael W. Grothe, through an Asset Purchase Agreement effective as of September 1, 2002 ("TTC Agreement"). The assets were acquired from Telecom. Mr. Grothe is party to the TTC Agreement and is subject to an Employment Agreement. Prior to the TTC Agreement, there was no material relationship between the Company and Telecom or Mr. Grothe. Telecom provides cable and wiring solutions for interactive communication and networking data transmission. The Company has devoted the assets to its existing Telecom Infrastructure segment. The assets acquired include certain of Telecom's work-in-process, software and related assets, fixed assets, equipment and machinery, computer hardware and fixtures, a complete customer list, intellectual property, sales proposals and like documents and contracts, inventory, accounts receivable, intangible assets, prepaid expenses, cash and cash equivalents. TTC also only accepted and assumed $45,000 of specifically identified accounts payable and all of Sellers' rights and executory obligations under the Assumed Contracts to be performed after the Closing Date (excluding any obligations or liabilities of Sellers under any Assumed Contracts that were to have been performed, fulfilled or satisfied on or prior to the Closing Date). In addition to the assumed liabilities, the consideration given for the acquired assets was $125,952 cash and 450,000 restricted shares of the Company's common stock, of which 200,000 shares vested immediately and 250,000 shares are subject to adjustments as described in the TTC Agreement.

In addition, the Company, through TTC and an Asset Purchase Agreement effective as of September 1, 2002 ("Hagan Agreement"), acquired the customer lists, and other business assets of Pat Hagan, who is being employed by TTC. The assets were acquired through Telecom. Mr. Hagan is a party to the Hagan Agreement and is subject to an Employment Agreement. Prior to the Hagan Agreement, there was no material relationship between the Company and Mr. Hagan. The consideration given for the acquired assets was $1.00 cash and 250,000 restricted shares of the Company's common stock, which are subject to adjustments as described in the Hagan Agreement.

These two transactions were considered together as one transaction and are being accounted for using the purchase method of accounting. The results of the assets acquired from Telecom will be included in the future statements of operations commencing from the date of acquisition.

StarQuest Wireless
------------------

StarQuest Wireless, Inc ("SWI"), an Indiana corporation and wholly-owned subsidiary of TTC, acquired certain assets of StarQuest Wireless, LLC ("SWL"), Noel Kaplan and Steve Cochran, through an agreement entered into on October 31, 2002 and effective October 9, 2002 by and among SWI, SWL, Mr. Kaplan and Mr. Cochran ("SWI Agreement"). The purchased assets and assumed liabilities were used or useful in connection with the business of selling, installing or maintaining satellite television systems. The Company has devoted the assets to its existing Telecom Infrastructure segment. The transaction was accounted for using the purchase method of accounting. The assets acquired included a complete list of customers current as of the Closing Date, all accounts receivable, all sales agency and similar agreements with satellite television providers (including, but not limited to, DirecTV, Echostar, Pegasus and Musicland), the telephone numbers used in conjunction with the sellers' operations. The Company also only accepted and assumed all of sellers' rights and executory obligations under the assumed contracts to be performed after the Closing Date (excluding any obligations or liabilities of the sellers under any assumed contracts that were to have been performed, fulfilled or satisfied on or prior to the Closing
Date). The consideration given for the acquired assets was $1.00 cash and 600,000 (300,000 shares each to Cochran and Kaplan) of restricted shares of the Company's common stock, which are subject to adjustments as described in the SWI Agreement.

GENERAL DESCRIPTION OF THE BUSINESS

Through July 2001, the Company's main area of emphasis was in entertainment, primarily, WOW - Women of Wrestling(R). However, the Company's primary operating focus has shifted from the entertainment industry. Because of the Company's change in operating focus and its expanded current and future anticipated holdings, the Company amended its certificate of incorporation to change its name from WOW Entertainment, Inc. to Fortune Diversified Industries, Inc. and changed its stock symbol from WOWI to FDVI, effective August 16, 2001.

The Company's current operating focus is achieved through its Rep and Distribution Segment (Kingston Sales) and its Telecom Infrastructure Development Segment (PDH, Inc., Cornerstone Wireless Services, Inc. and Cornerstone Wireless Construction Services, Inc. subsidiaries and their affiliates).

Rep and Distribution Segment
----------------------------

The Company's Rep and Distribution segment is conducted through its Kingston Sales Corporation subsidiary, which is a manufacturer's representative and distributor for prominent national companies in the electronic, sound, security, and video markets. Kingston Sales Corporation offers the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems.

Kingston Sales Corporation's role as an independent manufacturer's representative is to serve as the mutually beneficial link between the customer and the manufacturer. By working closely with each, the customer receives strong, personal support, and the manufacturer receives a highly effective, yet economical, sales team.

Kingston Sales Corporation strives to be the sales representative that dealers think of first for the best service and the latest technology. Products and manufacturers' represented include, but are not limited to, Dedicated Micros (Video Multiplexers & Digital Video Recorders); Lowell Manufacturing (Speakers, cabinets, and accessories); Lucasey (Mounts and television accessories); Net TV (Multimedia Digital Displays); Panasonic Presentation (LCD Projectors & Plasma); R.L. Drake (Video distribution products); RCA Commercial Products (Television and Satellite products); Securitron Maganlock Corp.(Electromagnetic door locking systems); TOA Electronics, Inc. (Sound, paging, and background music products); Video Alarm CCT (Housing and mounts); West Penn Wire (Wire, cable, connectors, and fiber optics)

Telecom Infrastructure Segment
------------------------------

The Company's Telecom Infrastructure segment is conducted through its PDH, Inc.
(PDH), Cornerstone Wireless Services, Inc. and Cornerstone Wireless Construction Services, Inc. subsidiaries and their affiliates. The Company can assist its customers with the telecom site development process from network infrastructure real estate planning through infrastructure construction, as well as marketing and management including: Site acquisition (e.g., raw land property, building rooftop, or antenna structure for co-location); Architectural and engineering analysis and drawings (e.g., analysis of existing cell tower or construction drawings of cell towers and switches); Site construction, and; Existing site marketing and management.

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

Entertainment
-------------

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

COMPETITION

The markets in which the Company operates are highly competitive, requiring substantial resources and skilled and experienced personnel. The Company competes with other independent contractors, other manufacturer's rep and distributor firms in most of the geographic markets in which it operates, and several of its competitors are large companies that have greater financial, technical and marketing resources than the Company does. In addition, there are relatively few barriers to entry into the industries in which the Company operates and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. Management believes that a significant portion of the Company's revenue will be derived from direct bidding on products as well as unit price agreements, and price will often be an important factor in the award of such business and agreements. Accordingly, the Company could be underbid by its competitors in an effort by them to procure such business. The Company believes that as demand for its products and services increases, customers will increasingly consider other factors in choosing a representative and service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which management of the Company believes will benefit it. There can be no assurance, however, that the Company's competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to the Company's services, or that the Company will be able to maintain or enhance its competitive position. The Company may also face competition from the in-house service organizations of its existing or prospective customers that employ personnel who perform some of the same types of services as those provided by the Company. Although a significant portion of these services are currently outsourced, there can be no assurance that its existing or prospective customers will continue to outsource services in the future.

INTELLECTUAL PROPERTY

The Company's subsidiary Kingston Sales Corp. is engaged in the business of being an independent sales representative firm for consumer and commercial electronic products. Kingston is a party to distribution agreements with certain suppliers, but is not otherwise a party to any agreement which would constitute a franchise, concession or royalty agreements.

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

EMPLOYEES

As of October, 2002, the Company had forty-nine full-time employees of which thirty-six were primarily engaged at the Telecom Infrastructure Development segment ten were engaged in the Rep and Distribution segment, three were primarily engaged at the Holding Company segment. The Company anticipates that it will increase its staff within all of the segments in the coming year. The Company's in-house staff is supplemented with contract personnel on an as-needed basis. The Company believes that its relationships with its employees are generally satisfactory. None of its employees are represented by a union.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases one of its office and warehouse facilities from a limited liability company in which one of the members of the control group, during the reporting period covered, was a member. The agreement expires in April 2022. The agreement includes a renewal option, which allows the Company to extend the lease term for an additional six years. In addition to base monthly rent, the agreement requires the Company to pay its proportionate share of real estate taxes, insurance, and common area maintenance expenses. The Company leases a second premise under an agreement that expires August 2005. In addition to base monthly rent, that agreement requires the Company to pay its proportionate share of common area maintenance expenses.

In September the Company entered into a lease for a third office and warehouse facility under an agreement that expires November 2004. In addition to base monthly rent, that agreement requires the Company to pay its proportionate share of common area maintenance expenses. The properties are sufficient for the Company's current administrative and known operating needs, and there is room to expand within the current space to meet the Company's expected needs in the market for the coming year. The Company frequently evaluates its space needs. Future growth can be accommodated by leasing new or additional space if necessary.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings or claims that management believes will have a material adverse effect on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable. The last annual meeting of stockholders of the Company was held on October 12, 1995. No meeting of stockholders has been held since such date and the Company has no present intention of holding a meeting of stockholders in 2002.


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

The following table sets forth, for the fiscal periods indicated, the high and low bid prices (which prices are interdealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions).


                                                     Bid Price Per Share (1)
                                                     -----------------------

Calendar Periods                                       High             Low
----------------                                       ----             ---
2001
       First Quarter............................      $1.30            $0.25
       Second Quarter...........................       2.50             0.81
       Third Quarter............................       1.03             0.25
       Fourth Quarter...........................       0.51             0.20
2002
       First Quarter............................      $0.40            $0.21
       Second Quarter...........................       0.30             0.13
       Third Quarter............................       0.20             0.12
       Fourth Quarter...........................       0.23             0.12


(1) The prices per share have been restated to reflect the 1 for 6 reverse stock split which became effective on October 13, 2000.

(b) Holders. At November 26, 2001, there were approximately 300 holders of record of the Common Stock.

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

Fortune Diversified Industries, Inc. (formerly known as WOW Entertainment, Inc. and prior to that American Gaming & Entertainment, Ltd.), is a Delaware corporation incorporated in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and such subsidiaries unless the context otherwise requires. The Company is the parent company of Kingston Sales Corp. (KSC), PDH, Inc. (PDH), Cornerstone Wireless Services, Inc. and Cornerstone Wireless Construction Services, Inc. (Cornerstone), Murphy Development, Ltd. and Women of Wrestling, Inc. (WOW).

Through July 2001, the Company's main area of emphasis was in entertainment, primarily, WOW - Women of Wrestling(R). However, the Company's primary operating focus has shifted from the entertainment industry. Because of the Company's change in operating focus and its expanded current and future anticipated holdings, the Company amended its certificate of incorporation to change its name from WOW Entertainment, Inc. to Fortune Diversified Industries, Inc. and changed its stock symbol from WOWI to FDVI, effective August 16, 2001.

The Company's current operating focus is achieved through its Rep and Distribution Segment (Kingston Sales) and its Telecom Infrastructure Development Segment (PDH, Inc., Cornerstone Wireless Services, Inc. and Cornerstone Wireless Construction Services, Inc. subsidiaries and their affiliates).

Rep and Distribution Segment
----------------------------

The Company's Rep and Distribution segment is conducted through its Kingston Sales Corporation subsidiary, which is a manufacturer's representative and distributor for prominent national companies in the electronic, sound, security, and video markets. Kingston Sales Corporation offers the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems.

Kingston Sales Corporation's role as an independent manufacturer's representative is to serve as the mutually beneficial link between the customer and the manufacturer. By working closely with each, the customer receives strong, personal support, and the manufacturer receives a highly effective, yet economical, sales team.

Kingston Sales Corporation strives to be the sales representative that dealers think of first for the best service and the latest technology. Products and manufacturers' represented include, but are not limited to, Dedicated Micros (Video Multiplexers & Digital Video Recorders); Lowell Manufacturing (Speakers, cabinets, and accessories); Lucasey (Mounts and television accessories); Net TV (Multimedia Digital Displays); Panasonic Presentation (LCD Projectors & Plasma); R.L. Drake (Video distribution products); RCA Commercial Products (Television and Satellite products); Securitron Maganlock Corp.(Electromagnetic door locking systems); TOA Electronics, Inc. (Sound, paging, and background music products); Video Alarm CCT (Housing and mounts); West Penn Wire (Wire, cable, connectors, and fiber optics)

Telecom Infrastructure Segment
------------------------------

The Company's Telecom Infrastructure segment is conducted through its PDH, Inc.
(PDH), Cornerstone Wireless Services, Inc. and Cornerstone Wireless Construction Services, Inc. subsidiaries and their affiliates. The Company can assist its customers with the telecom site development process from network infrastructure real estate planning through infrastructure construction, as well as marketing and management including: Site acquisition (e.g., raw land property, building rooftop, or antenna structure for co-location); Architectural and engineering analysis and drawings (e.g., analysis of existing cell tower or construction drawings of cell towers and switches); Site construction, and; Existing site marketing and management.

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

Entertainment
-------------

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

CRITICAL ACCOUNTING POLICIES

The Company has identified the following policies as critical to its business and the understanding of its results of operations. The impact of these policies is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where these policies affect reported and anticipated financial results. For a detailed discussion on the application of these and other accounting policies see the Notes to the Consolidated Financial Statements. Preparation of this report requires the Company's use of estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue and expense amounts for the periods being reported. There can be no assurance that the Company's actual results will not differ from these estimates.

Revenue Recognition: In the Company's Rep and Distribution segment, revenue from the sale of products is recognized according to the terms of the sales arrangement, which is generally upon shipment. Commission revenue is recognized when realizable and earned, which is typically upon receipt of the commission payment. Payments received where there are delivery elements required to be met in order to retain those payments are recorded as deferred revenue under current or long-term liabilities, as appropriate, and taken into income when the criteria are met.

In its Telecom Infrastructure Development segment, the Company enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within one year. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached.

Within its entertainment segment, the Company recognizes revenue from the direct distribution, exploitation, and licensing of film and television programs before deduction for any of the Company's direct costs of distribution. For markets and territories in which the Company's fully or jointly-owned films and television programs are distributed by third parties, revenue is the net amounts payable to the Company by third party distributors.

Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

Cost of Revenues: Cost of revenues within the Company's Rep and Distribution segment consist primarily of purchases of goods that are resold to customers, but also consist of salaries, wages and benefits to employees, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, facilities expenses, and supplies.

Cost of Revenues within the Company's other segments consist primarily of salaries, wages and benefits to employees, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, materials and parts and supplies.

Selling, General and Administrative Expenses: Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees.

Cash and Equivalents: Cash and equivalents may include money market fund shares, bank time deposits and certificates of deposits, and other instruments with original maturities of three months or less. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has never experienced any losses in such accounts.

Marketable Securities: Marketable securities include common stocks classified as "available for sale". The securities are carried at fair value based on current market quotations. Unrealized holding gains and losses are not included in "net income", but are accounted for as "other comprehensive income" and reflected as a separate component of the change in stockholders' equity. The Company did not have any marketable equity securities or accumulated other comprehensive gains or losses at August 31, 2002 and 2001. The cost of securities used to compute realized gains and losses is based on specifically-identified securities.

Inventories: Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value and consist of entirely goods purchased for resale.

Shipping and Handling: Costs incurred for shipping and handling are included in the Company's financial statements as a component of costs of revenue.

Property, Equipment, and Depreciation: Property and equipment are carried at cost and includes expenditures for new additions and those, which substantially increase the useful lives of existing assets. Depreciation is computed at various rates by use of the straight-line method and certain accelerated methods. Depreciable lives are generally ranging from 3 to 39 years.

Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property or equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts in the year of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement asset.

The provision for depreciation amounted to $44,000 and $6,000 for the years ended August 31, 2002 and 2001, respectively.

Production Costs: The Company has implemented Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films", which requires special accounting for production costs relating to episodic television series. Specifically, SOP 00-2 requires a company to demonstrate through its experience and industry norms that the number of episodes already produced, plus those for which a firm commitment exists and the entity expects to deliver, can be licensed in the secondary market before an episodic television series can implement the individual-film-forecast-computation method to amortize production costs. SOP 00-2 further stipulates that until an entity can establish estimates of secondary market revenue, capitalized costs for each episode produced should not exceed an amount equal to the amount of revenue contracted for that episode, the entity should expense as incurred production costs in excess of this limitation on an episode-by-episode basis, and the entity should expense all capitalized costs for each episode as it recognizes the related revenue for each episode. The Company follows the more conservative episode-by-episode basis versus the individual-film-forecast-computation method. Furthermore, as the Company had effectively recognized revenues from the initial airing of all of the episodes produced through the year-ended August 31, 2001, all production costs as of August 31, 2001, were expensed. As such, the Company did not have any capitalized production costs as of August 31, 2002 and 2001.

Goodwill and Other Intangible Assets: The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer amortized but instead is assessed for impairment at least as often as annually and as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. Since management's judgment is involved in performing goodwill and other intangible assets valuation analyses, there is risk that the carrying value of our goodwill and other intangible assets may be overstated or understated. We have determined that there is no impact of adopting this new standard under the transition provisions of SFAS No. 142.

Long-lived Assets: Long-lived assets including the Company's property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the related asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets.

Advertising and Exploitation Costs: Advertising and exploitation costs including marketing, advertising, publicity, promotion and other distribution costs, are expensed as incurred and totaled $29,000 and $1,299,000 for the years ended August 31, 2002 and 2001, respectively.

Fair Value of Financial Instruments: The fair value of financial instruments is estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments, and other factors. Changes in assumptions or market conditions could significantly affect these estimates. The amounts reported in the consolidated balance sheets for cash and equivalents, marketable securities, receivables, and payables approximate fair value.

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

Income (Loss) Per Common Share: Income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic income (loss) per share is computed based on net income (loss) applicable to common stock divided by the weighted average number of common shares outstanding for the period.

Diluted income (loss) per share is computed based on net income (loss) applicable to common stock divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive common stock equivalents.

Income Taxes: The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates.

New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. For the years ended August 31, 2002 and 2001, there was no goodwill amortization. In addition, goodwill, other than goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The Company adopted the provisions of this statement effective September 1, 2001 and there was no material impact on the consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Management is currently assessing the impact of this new standard. However, we do not expect the impact to be material.

In July 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. Management is currently assessing the impact of this new standard.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management is currently assessing the impact of this new standard. However, we do not expect the impact to be material.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that liabilities associated with exit or disposal activities be recognized and measured at fair value when incurred as opposed to at the date an entity commits to the exit or disposal plans. Management is currently assessing the impact of this new standard.

RESULTS OF OPERATIONS:  YEAR ENDED AUGUST 31, 2002 AND AUGUST 31, 2001

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                Telecom
                                 Rep and     Infrastructure                   Holding        Segment
                               Distribution    Development  Entertainment     Company        Totals
Year ended August 31, 2002

Net revenues                     1,529,000       813,000            -0-            -0-      2,342,000
Cost of revenues                 1,233,000       874,000            -0-            -0-      2,107,000
                                 ---------    ----------     ----------     ----------     ----------
Gross profit (loss)                296,000       (61,000)           -0-            -0-        235,000
Operating expenses
 Selling, general and admin        236,000       854,000          6,000        526,000      1,622,000
 Depreciation                       14,000        33,000            -0-          4,000         51,000
                                 ---------    ----------     ----------     ----------     ----------
  Total operating expenses         250,000       887,000          6,000        530,000      1,673,000
                                 ---------    ----------     ----------     ----------     ----------
Total operating income (loss)       46,000      (948,000)        (6,000)      (530,000)    (1,438,000)
                                 =========    ==========     ==========     ==========     ==========

As of August 31, 2002

Total segment assets             4,262,000       628,000          1,000        971,000      5,862,000

Year ended August 31, 2001

Net revenues                           -0-           -0-        425,000            -0-        425,000
Cost of revenues                       -0-       175,000      5,260,000            -0-      5,381,000
                                 ---------    ----------     ----------     ----------     ----------
Gross profit (loss)                    -0-      (175,000)    (4,781,000)           -0-     (4,956,000)
Operating expenses
 Selling, general and admin            -0-        80,000      1,402,000        521,000      2,003,000
 Depreciation                          -0-         5,000            -0-          1,000          6,000
                                 ---------    ----------     ----------     ----------     ----------
  Total operating expenses             -0-        85,000      1,402,000        522,000      2,009,000
                                 ---------    ----------     ----------     ----------     ----------
Total operating income (loss)          -0-      (260,000)    (6,183,000)      (522,000)    (6,965,000)
                                 =========    ==========     ==========     ==========     ==========

As of August 31, 2001

Total segment assets                   -0-       344,000         35,000      2,937,000      3,316,000

Rep and Distribution
--------------------

Revenues

Revenues for the year ended August 31, 2002 were $1,529,000, compared to zero for the year ended August 31, 2001, an increase of $1,529,000. The increase in revenues was the result of the Company acquiring KSC July 31, 2002. KSC represents the entire segment for both periods, as such there were no reportable operations during the fiscal year ended August 31, 2001. The results of operations for the year ended August 31, 2002 only represent one-month.

Cost of Revenues

Cost of revenues for the year ended August 31, 2002 were $1,233,000, compared to zero for the year ended August 31, 2001, an increase of $1,233,000. The increase in cost of revenues was the result of the Company acquiring KSC July 31, 2002. KSC represents the entire segment for both periods, as such there were no reportable operations during the fiscal year ended August 31, 2001. The results of operations for the year ended August 31, 2002 only represent one-month.

Gross Profit (Loss)

Gross profit for the year ended August 31, 2002 was $296,000 representing 19% of sales, compared to zero for the year ended August 31, 2001, an increase of $296,000. The increase in gross profit was the result of the Company acquiring KSC July 31, 2002. KSC represents the entire segment for both periods, as such there were no reportable operations during the fiscal year ended August 31, 2001. The results of operations for the year ended August 31, 2002 only represent one-month.

Operating Expenses

Operating expenses for the year ended August 31, 2002 were $250,000, compared to zero for the year ended August 31, 2001, an increase of $250,000. The increase in operating expenses was the result of the Company acquiring KSC July 31, 2002. KSC represents the entire segment for both periods, as such there were no reportable operations during the fiscal year ended August 31, 2001. The results of operations for the year ended August 31, 2002 only represent one-month.

Operating Income (Loss)

Operating income for the year ended August 31, 2002 was $46,000, compared to zero for the year ended August 31, 2001, an increase of $46,000. The increase in operating income was the result of the Company acquiring KSC July 31, 2002. KSC represents the entire segment for both periods, as such there were no reportable operations during the fiscal year ended August 31, 2001. The results of operations for the year ended August 31, 2002 only represent one-month.

Telecom Infrastructure Development
----------------------------------

Revenues

Revenues for the year ended August 31, 2002 were $813,000, compared to zero for the year ended August 31, 2001, an increase of $813,000. The increase in revenues primarily resulted from the Company beginning operations in the segment in July 2001. after the acquisition of Murphy Development and Cornerstone. As such, for the fiscal year end August 31, 2001, revenues only represented a little more than one-month of operations within the segment. On January 18, 2001 the Company acquired approximately $740,000 of operating assets from DHG including $137,000 of work-in-process. While the Company experienced an increase in revenue as a result of the commencement of operations and related asset purchases, the telecom sector was extremely soft during fiscal year 2002.

Cost of Revenues

Cost of revenues for the year ended August 31, 2002 were $874,000, compared to $175,000 for the year ended August 31, 2001, an increase of $699,000. The increase in the cost of revenues primarily resulted from the Company beginning operations in the segment in July 2001 after the acquisition of Murphy Development and Cornerstone. As such, for the fiscal year end August 31, 2001, cost of revenues only represented a little more than one-month of operations within the segment. Also on January 18, 2001 the Company acquired $740,000 of operating assets from DHG and hired nine agents at or around the same time. The principal cost of revenues within this segment is the salaries and benefits of our site acquisition real estate agents and design and engineering professionals. Because of the beginning nature of the segment and the soft economy and related sales within the sector, the segment experienced below break even capacity for much of the fiscal year 2002 in terms of utilization of its direct labor professionals. The cost of revenue in fiscal 2001 was primarily related to the expensing of approximately $154,000 of previously capitalized pre-acquisition development costs associated with a real estate development that the Company did not close on due to the unavailability of acceptable financing terms and the lack of a commitment from a major anchor tenant.

Gross Profit (Loss)

Gross profit (loss) for the year ended August 31, 2002 was $(61,000) representing -8% of sales, compared to $(175,000) representing -100% of sales for the year ended August 31, 2001, a decrease of $296,000. The decrease in gross loss was primarily related to a real estate development that the Company did not close on due to the unavailability of acceptable financing terms and the lack of a commitment from a major anchor tenant, which resulted in the Company not recognizing any revenue from the development and expensing approximately $154,000 of previously capitalized pre-acquisition development costs at the end of fiscal 2001. The negative gross margin in fiscal 2002 was the result of the beginning nature of the segment coupled with the soft sales within the sector causing the segment to experience below break even capacity for much of the fiscal year in terms of utilization of its direct labor professionals. The Company has marginally reduced over the past fiscal year its direct labor costs in conjunction with anticipated continued weakness within the segment. The Company is committed to running at or above breakeven capacity in fiscal 2003.

Operating Expenses

Operating expenses for the year ended August 31, 2002 were $887,000, compared to $85,000 for the year ended August 31, 2001, an increase of $802,000. The increase in operating expenses resulted from the Company beginning operations in the segment in July 2001 after the acquisition of Murphy Development and Cornerstone. As such, for the fiscal year end August 31, 2001, operating expenses only represented a little more than one-month of operations within the segment. Also on January 18, 2001 the Company acquired $740,000 of operating assets from DHG and hired some additional administrative and sales personnel at the same time. Operating expenses primarily consist of employee compensation and benefits, legal, accounting and consulting fees.

Operating Income (Loss)

Operating income (loss) for the year ended August 31, 2002 was $(948,000), compared to $(260,000) for the year ended August 31, 2001, an increase of $(688,000). The increase in operating loss was the result of the Company beginning operations in the segment in July 2001 after the acquisition of Murphy Development and Cornerstone. As such, for the fiscal year end August 31, 2001, operating income only represented a little more than one-month of operations within the segment. Coupled with the January 18, 2002 acquisition of $740,000 of operating assets from DHG, the costs associated with those acquisitions, and the very soft economy.

Entertainment
-------------

Revenues

Revenues for the year ended August 31, 2002 were zero, compared to $425,000 for the year ended August 31, 2001, a decrease of $425,000. The decrease in revenues was the result of the Company significantly scaling back operations, which was a result of the Company not producing and distributing the television show WOW Women of Wrestling and related pay-per-view events for the 2001 and 2002 season.

Cost of Revenues

Cost of revenues for the year ended August 31, 2002 were zero, compared to $5,206,000 for the year ended August 31, 2001, a decrease of $5,206,000. The decrease was the result of the Company not producing and distributing the television show WOW Women of Wrestling and related pay-per-view events for the 2001 and 2002 season.

Gross Profit (Loss)

Gross profit (loss) for the year ended August 31, 2002 was zero, compared to $(4,781,000) for the year ended August 31, 2001, a decrease in gross losses of $4,781,000. The decrease was the result of the Company not producing and distributing the television show WOW Women of Wrestling and related pay-per-view events for the 2001 and 2002 season.

Operating Expenses

Operating expenses for the year ended August 31, 2002 were $6,000, compared to $1,402,000 for the year ended August 31, 2001, a decrease of $1,396,000. This decrease was primarily the result of the Company significantly scaling back operations in the segment for the comparable periods. Also there were legal and accounting and consulting fees related to the Company's change in control that occurred in September, 2000 and allocated to the segment.

Operating Income (Loss)

Operating income (loss) for the year ended August 31, 2002 was $(6,000), compared to $(6,183,000) for the year ended August 31, 2001, a decrease of $(6,177,000). This decrease was primarily the result of the Company significantly scaling back operations in the segment for the comparable periods.

Holding Company
---------------

Within the Holding Company there are not any income producing operating assets. As such operating loss is equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the year ended August 31, 2002 were $530,000, compared to $522,000 for the year ended August 31, 2001, an increase of $8,000. This slight increase is primarily related to an increase in accrued accounting and legal fees as a result of end of year acquisitions.

Interest income for the year ended August 31, 2002 was approximately $51,000, which was primarily related to funds held in money market accounts and accrued interest income from employee-held recourse promissory notes. Interest income for the year ended August 31, 2001 was approximately $20,000, primarily related to interest accrued on the distribution commission advance to the Company's distributor.

Interest expense for the year ended August 31, 2002 was approximately $23,000 of which approximately $13,000 was from a margin balance. The majority of the remaining balance is attributable to the one months interest on the $3,000,000 borrowed to fund the Kingston Sales Corp acquisition. Interest expense for the year ended August 31, 2001 was approximately $180,000 from a line of credit. The line of credit expired during the year ended August 31, 2001.

Losses on investments in marketable securities, net for the year ended August 31, 2002 was approximately $597,000. No such loss was recorded for the year ended August 31, 2001.

Net loss on sale of assets for the year ended August 31, 2002 was approximately $23,000 from the sale of fixed assets. No such loss was recorded for the year ended August 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2002 the Company had working capital of approximately $939,000 composed primarily of cash and equivalents, net accounts receivable and net inventory. The Company's principal sources of liquidity include $292,000 in cash and cash equivalents, a $600,000 purchase adjustment receivable that was paid to the Company in November 2002, a $1,500,000 line of credit available through July 31, 2003 of which $233,000 was available as of August 31,2002, and a $250,000, unsecured line of credit with a stockholder of which all $250,000 was available as of August 31, 2002.
The $1,500,000 line of credit is secured by the business assets of KSC, with a second lien on assets pledged by a shareholder. Interest on the line is charged at 2.40% plus the one-month London Interbank Offered Rate (one-month LIBOR). Interest on the $250,000, unsecured line of credit with a stockholder is charged at 5%.

For the year ended August 31, 2002 cash flows used for operating activities were $1,534,000, as compared to cash flows used for operating activities of $6,318,000 for the year ended August 31, 2001. The change is primarily related to a decrease in net losses associated with the Company's Women of Wrestling operations that amounted to $4,174,000. This decrease was augmented by an increase in accounts receivable of $245,000 over the prior year as a result of increased sales, as well as a decrease in accounts payable of $264,000. These amounts were partially offset by net realized losses from the sale of available for sale securities. The majority of the net cash flows used for operating activities in fiscal 2002 occurred in the first three quarters of the fiscal year.

For the year ended August 31, 2002, cash flows used for investing activities were $4,369,000, as compared to $19,000 for the year ended August 31, 2001. The increase in cash flows used in this period is primarily due to an the $3,000,000 used to acquire KSC, $740,000 used to acquire the productive assets of DHG and an increase in the net investments in marketable securities.

For the year ended August 31, 2002, cash flows provided by financing activities were 3,656,000 as compared to $8,581,000 for the year ended August 31, 2001. The decrease was primarily related to a reduction in net cash inflows from preferred stock and line of credit borrowings which were offset by the $3,000,000 five year loan borrowed to purchase KSC.

On September 1, 2002, TTC, a wholly owned subsidiary of the Company, acquired certain assets, including tangible assets of approximately $126,000, and assumed certain liabilities of approximately $45,000 of Telecom Technology Corp. ("Telecom"), an Indiana corporation, Michael W. Grothe, and Pat Hagan. The Company has devoted the assets to its existing Telecom Infrastructure segment. In addition to the assumed assets the consideration given for the acquired assets was $125,953 cash and 700,000 restricted shares of the Company's common stock, which are subject to adjustments.

StarQuest Wireless, Inc ("SWI"), an Indiana corporation and wholly-owned subsidiary of TTC, acquired certain assets of StarQuest Wireless, LLC ("SWL"), Noel Kaplan and Steve Cochran, through an agreement entered into on October 31, 2002 and effective October 9, 2002. The Company has devoted the assets to its existing Telecom Infrastructure segment. The consideration given for the acquired assets was $1.00 cash and 600,000 (300,000 shares each to Cochran and Kaplan) of restricted shares of the Company's common stock, which are subject to adjustments.

The Company reviews, as opportunities arise, the potential acquisition and/or operation of other businesses. Any such action will be based upon management's analysis of the specific business and the respective industry, as well as the Company's ability to utilize a capital structure that is beneficial to the Company's shareholders.

The Company's short and long term capital requirements will depend upon many factors, including whether it acquires and/or operates other businesses, the operating success of its current operating segments and the potential license of the WOW - Women of Wrestling(R) property. Many of these and other factors are beyond the Company's control.

Following the conclusion of its first season of production of WOW-Women of Wrestling(R), the Company terminated its agreements with its performers and terminated much of its production staff. As of the date of this report, the Company does not have any employees in its Entertainment segment.

Over the next 12 months, the Company plans to hire additional employees in its Rep and Distribution segment and its Telecom Infrastructure segment; however, the hiring of these employees will be approximately correlated with an increase in operating revenue.

The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facilities and possible new debt or equity sources. Management believes that there will be sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future.

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

ITEM 7.  FINANCIAL STATEMENTS

See pages F-1 through F-29 following Item 13 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's prior independent certified public accountants, Katz Sapper & Miller, LLP, ("KSM") elected to cease performing audits of publicly traded companies and to focus on serving the unique needs of entrepreneurial companies. KSM resigned as the Company's auditors effective July 31, 2002. KSM's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion. KSM's report was not modified as to uncertainty, audit scope, or accounting principles, and also describe the nature of each such adverse opinion, disclaimer of opinion or modification. The decision to accept KSM's resignation was approved by the Company's board of directors. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

The Company appointed Whipple & Company, PC as the Registrant's independent certified public accountants and such firm accepted such appointment effective as of August 31, 2002.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a)      Executive Officers and Directors

The executive officers and directors of the Company are as follows:
--------------------------------------------------------------------------------
                              DIRECTOR
NAME                   AGE     SINCE     POSITION

Carter M. Fortune       59      2002     Chief Executive Officer, Chairman of
                                         the Board

Robert J. Kingston      45      2002     President of Kingston Sales Corp.,
                                         Director

Douglas E. May          35      2000     Chief Financial Officer, Vice President
                                         of Finance and Secretary, Director

David A. Berry          48      2002     Director
--------------------------------------------------------------------------------

The Company's current directors serve until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

In January, 2002, the Company appointed Carter M. Fortune as its Chief Executive Officer. Mr. Fortune also became a director and Chairman of the Board of the Company as of January, 2002. Mr. Fortune replaced Jeffrey J. Lewis who resigned his position as CEO and director. Mr. Lewis's resignation was not as a result of any dispute with the Company. Mr. Fortune is also a member of the Control Group. Mr. Fortune, who has a BBA in Marketing from the University of Cincinnati. He began his professional career at a leading national food brands company where after five years he had ascended to the position of Regional Marketing Manager. He was then hired as Director of Marketing for a leading Insurance and Actuarial services provider where he served for three years. Mr. Fortune then began a period of about fifteen years where he was the owner and operator of a chain of retail stores. Concurrently and through today he began investing, owning and operating numerous commercial and residential real estate developments. Over the years, Mr. Fortune has served on numerous Boards of Directors and Advisory panels.

As of July 31, 2002, Robert J. Kingston was elected to the Board of Directors and remained as president of Kingston Sales. Mr. Kingston has been leading KSC since 1978, when he took over the business from his father after his father suffered an unexpected stroke. Mr. Kingston has represented almost every major line and sales have steadily increased year over year under his leadership.

Douglas E. May was elected to the Board of Directors and became Vice President of Finance and Secretary on October 2, 2000. He was previously elected the Chief Financial Officer of the Company in September, 2000. Mr. May, who is a certified public accountant and certified financial planner, was a financial advisor with Merrill Lynch in Indianapolis, Indiana from August, 1995 until August, 2000. Prior to joining Merrill Lynch, Mr. May was with Price Waterhouse, LLP in New York, New York from 1990 to 1995. While at Price Waterhouse, Mr. May worked in both the Audit division and the "Capital Markets and Treasury" group of the Management Consulting Services Division. Mr. May is also an Officer in the United States Army Reserve. Mr. May received a degree in Accounting and Finance from Indiana University.

David A. Berry was elected to the Board of Directors, November 1, 2002. Mr. Berry also serves on the audit committee. Mr. Berry began his professional career by starting his own underground utility trenching company in 1978, for which he had grown into a national company when he sold it in 1984. Mr. Berry then worked as an operations manager for two years for a major national telecommunications utility until he started OSP Engineering, an outside telephone and cable systems contractor. Mr. Berry again grew OSP into a national company, with customers from Maine to California, until he sold it in 1990. Mr. Berry then was one of the founding members of Citimark Communications, another wire infrastructure development company, until he sold his interest to his partners and formed Shared Telecom Services in 1995. Mr. Berry grew Shared Telecom Services into a leading regional Competitive Local Exchange Carrier (CLEC) and shared tenant provider, when he sold it in 2000 to a large national utility.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain information respecting the compensation awarded to, earned by, or paid to the individuals serving as the Company's executive officers during the period ended August 31, 2002. No other individual had a total annual compensation exceeding $100,000 for the period ended August 31, 2002.

                                         SUMMARY COMPENSATION TABLE

Name and Principal        Year     Salary ($)  Bonus ($)   Other Annual     Long Term             All Other
Position                                                   Compensation     Compensation Awards   Compensation ($)
                                                           ($)              Securities
                                                                            Underlying Options
                                                                            (#)
J. Douglas Wellington,    2002       ---       ---         ---              ---                   ---
CEO                       2001       ---       ---         ---              ---                   64,000 (1)(2)
                          2000     83,654      ---         ---              ---                   9,608 (3)

Jeffery J. Lewis, CEO     2002      4,000      ---         ---              ---                   ---
                          2001     67,000      ---         ---              200,000               ---

Carter M. Fortune, CEO    2002       ---       ---         ---              ---                   ---
and President

Douglas E. May, CFO,      2002     76,800      ---         ---              ---                   ---
Vice President of         2001     75,000      ---         ---              ---                   ---
Finance and Secretary     2000     12,500 (4)  ---         ---              ---                   ---

Robert J. Kingston,       2002     7,500 (5)   ---         ---              ---                   1,000 (6)
President of Kingston
Subsidiary

(1) Pursuant to consulting agreement.
(2) The Company paid Mr. Wellington one-half of a severance payment in the amount of $62,500 pursuant to a Severance and Consulting Agreement plus a $1,500 car and rent allowance. Mr. Wellington resigned as CEO on September 1, 2000.
(3) Consists of $4,808 for accrued vacation and sick time, $4,000 for car allowance and $800 for home office expenses.
(4) For the transition period ended August 31, 2000.
(5) For the period ended August 31, 2002.
(6) Consists of a car allowance through period ended August 31, 2002.

       AGGREGATED OPTION EXERCISES IN THE PERIOD ENDED AUGUST 31, 2001 AND
                            PERIOD-END OPTION VALUES
-------------------------------------------------------------------------------------------
                                                                               Value of
                                                            Number of         Unexercised
                                                           Unexercised        in-the-money
                                                             Options           Options at
                                                           At TP-End (#)       TP-End ($)
                  Shares Acquired on    Value Realized     Exercisable /     Exercisable /
      Name           Exercise (#)             ($)          Unexercisable     Unexercisable
Jeffrey L. Lewis          0                   $0           200,000/0 (1)     $2,000/$0 (1)
-------------------------------------------------------------------------------------------

(1) On January 12, 2001, the Company hired a Mr. Lewis as its CEO. In connection with this hiring, he was granted an option to purchase 1,200,000 shares of common stock of an aggregate purchase price of $12,000. The options vest at a rate of 200,000 shares every six months beginning July 12, 2001. The Company entered into an agreement to cancel the options to purchase 1,000,000 shares of common stock previously granted to Mr. Lewis. This agreement was agreed to in principle by the Company and Mr. Lewis in August 2001, and formally executed in November 2001.

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

Effective as of July 20, 2001 and July 30, 2001, Cornerstone Wireless Services, Incorporated, a wholly owned subsidiary of the Company, entered into Employment Agreements with William A. Shoemake and Anthony Sutton as the President and CEO and Executive Vice President, respectively, of Cornerstone. Each agreement was for an initial term of three years, provided for a base salary plus a bonus based upon the performance of Cornerstone. Messrs. Shoemake and Sutton each purchased certain stock in the Company (see "Security Ownership of Management". In April of 2002, a settlement of termination was reached with both Mr. Shoemake and Mr. Sutton. Neither Mr. Sutton nor Mr. Shoemake were employed by the Company at August 31, 2002 or eligible for any future compensation.

Effective July 31, 2002, as part of the acquisition of Kingston Sales Corporation, the Company entered into an Employment Agreement with Robert J. Kingston. The agreement is for an initial term of two years with an associated non-compete agreement that has a termination period of at least two years after the termination of the employment agreement. There is also a $250,000 contingent payment that is part of the Stock Purchase Agreement due on or before December 15, 2004. The payment of any or all of the $250,000 to Mr. Kingston, on or before December 15, 2004, is contingent upon KSC attaining certain cumulative earnings before income tax (EBIT) requirements, as described in the Stock Purchase Agreement, during the period September 1, 2002 to August 31, 2004.

COMPENSATION OF DIRECTORS

Directors who are employed by the Company receive no compensation. Mr. Berry received 200,000 shares of the Company's common stock upon being appointed and also receives $1,000 a month. Every director is reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and other Company business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of October 31, 2002 with respect to the only persons or groups known to the Company who may be deemed to own beneficially more than 5% of the Company's voting securities (i.e. Common Stock). Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities.

Title of Class    Name and Address of Beneficial Owner  Amount and Nature of        Percent of Class
                                                        Beneficial Ownership (1)
Common Stock      John F. Fisbeck                       69,335,131 (2)(3)           94.3
                  6809 Corporate Drive
                  Indianapolis, IN 46278

Common Stock      Carter M. Fortune                     69,335,131 (2)(3)           94.3
                  6809 Corporate Drive
                  Indianapolis, IN 46278
Common Stock      Jeffrey Kingston                      69,335,131 (2)(3)           94.3
                  6809 Corporate Drive
                  Indianapolis, IN 46278

(1) As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after October 31, 2002.

(2) As the Control Group, Messrs. John F. Fisbeck, Carter M. Fortune and Jeffrey Kingston beneficially own 69,335,131 shares of Common Stock. Individually, each person has sole dispositive and voting power over the following shares of Common
Stock: John F. Fisbeck, 18,852,023 (25.6%); Carter M. Fortune, 42,486,793
(57.8%); and Jeffrey Kingston, 8,000,000 (10.9%).

(3) As part of the Stock Purchase Agreement to acquire KSC, subject to the limitations and restrictions described below, Mr. Kingston may, in his sole discretion, sell any or all of the Company's common stock to the Company and the Company shall purchase any of the Company's common stock offered by Mr. Kingston if any of the following conditions are met (the "Put Option"): 1) If during the period September 1, 2002 to August 31, 2004, KSC's cumulative earnings before income tax depreciation and amortization (EBITDA), as defined in the Stock Purchase Agreement, is greater than $1,600,000: the Company shall have a cash put at $.125 per share; 2) If during the period September 1, 2002 to August 31, 2004, KSC's Cumulative EBITDA is greater than $2,000,000: the Company shall have a cash put at $.175 per share; 3) If during the period September 1, 2002 to August 31, 2004, KSC's cumulative EBITDA is greater than $2,400,000: the Company shall have a cash put at $.225 per share; 4) If during the period September 1, 2002 to August 31, 2004, KSC's cumulative EBITDA is greater than $3,000,000: the Company shall have a cash put at $.300 per share. Mr. Kingston may only exercise the Put Option during the period October 15, 2004 to November 30, 2004. In addition, Mr. Kingston may only exercise the Put Option if the average bid price per share during the period October 1, 2004 to October 31, 2004 is less than the proposed put price, or if the Company's stock is not listed on the OTC Bulletin Board, the New York Stock Exchange, NASDAQ or another nationally-recognized securities market or exchange during the period October 1, 2004 to October 31, 2004. Any closing on a sale of the Company's Stock to the Company shall occur within ninety (90) days of the Company's receipt of written notice from Mr. Kingston requesting exercise of his put option.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information as of October 31, 2002 with respect to (i) each director, (ii) all individuals serving as the Company's executive officers during the period ended August 31, 2002, and (iii) all directors and all such executive officers as a group. Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities. An asterisk (*) indicates beneficial ownership of less than 1%.

Title of Class    Name and Address of             Amount and Nature of        Percent of Class
                  Beneficial Owner                Beneficial Ownership (1)
Common Stock      Carter M. Fortune               69,335,131 (2)(3)           94.3
                  6809 Corporate Drive
                  Indianapolis, IN 46278
Common Stock      Jeffrey Kingston                69,335,131 (2)(3)           94.3
                  6809 Corporate Drive
                  Indianapolis, IN 46278
Common Stock      Douglas E. May                  300,000 (4)                 *
                  6809 Corporate Drive
                  Indianapolis, IN 46278
Common Stock      J. Douglas Wellington, CEO      83,033                      *

(1) As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after October 31, 2002.

(2) As the Control Group, Messrs. John F. Fisbeck, Carter M. Fortune and Jeffrey Kingston beneficially own 69,335,131 shares of Common Stock. Individually, each person has sole dispositive and voting power over the following shares of Common
Stock: John F. Fisbeck, 18,852,023 (25.6%); Carter M. Fortune, 42,486,793
(57.8%); and Jeffrey Kingston, 8,000,000 (10.9%).

(3) As part of the Stock Purchase Agreement to acquire KSC, subject to the limitations and restrictions described below, Mr. Kingston may, in his sole discretion, sell any or all of the Company's common stock to the Company and the Company shall purchase any of the Company's common stock offered by Mr. Kingston if any of the following conditions are met (the "Put Option"): 1) If during the period September 1, 2002 to August 31, 2004, KSC's cumulative earnings before income tax depreciation and amortization (EBITDA), as defined in the Stock Purchase Agreement, is greater than $1,600,000: the Company shall have a cash put at $.125 per share; 2) If during the period September 1, 2002 to August 31, 2004, KSC's Cumulative EBITDA is greater than $2,000,000: the Company shall have a cash put at $.175 per share; 3) If during the period September 1, 2002 to August 31, 2004, KSC's cumulative EBITDA is greater than $2,400,000: the Company shall have a cash put at $.225 per share; 4) If during the period September 1, 2002 to August 31, 2004, KSC's cumulative EBITDA is greater than $3,000,000: the Company shall have a cash put at $.300 per share. Mr. Kingston may only exercise the Put Option during the period October 15, 2004 to November 30, 2004. In addition, Mr. Kingston may only exercise the Put Option if the average bid price per share during the period October 1, 2004 to October 31, 2004 is less than the proposed put price, or if the Company's stock is not listed on the OTC Bulletin Board, the New York Stock Exchange, NASDAQ or another nationally-recognized securities market or exchange during the period October 1, 2004 to October 31, 2004. Any closing on a sale of the Company's Stock to the Company shall occur within ninety (90) days of the Company's receipt of written notice from Mr. Kingston requesting exercise of his put option.

(4) Mr. May is the Chief Financial Officer, Vice President of Finance and Secretary of the Company. Pursuant to a Stock Purchase Agreement dated July 20, 2001, Mr. May purchased 200,000 of the shares owned by him in connection with his employment at $.15 per share for a total of $30,000. Payment for the shares was in the form of a Recourse Promissory Note that is secured by the shares under a Stock Pledge Agreement. The shares are restricted by the Stock Purchase Agreement and are subject to a vesting schedule set out in the Stock Purchase Agreement. Vesting of the shares occurs when the Company's voting common stock trades at a price (based upon the daily closing price) equal to or greater than one dollar ($1.00) per share for a period of forty five (45) consecutive, calendar days. If the employment of Mr. May terminates for any reason (including death or 29 permanent disability) or if there is a change of control of Cornerstone, Cornerstone is obligated to repurchase any unvested shares from Mr. May (or his personal representative) and apply the proceeds of such repurchase first to any balance of the Recourse Promissory Note. The shares have been registered under the Securities Act of 1933 on Form S-8 and upon vesting under the Stock Purchase Agreements and satisfaction of the Recourse Promissory Note may be transferable. The remaining 100,000 shares of Mr. May's stock were received when the Control Group acquired control in September, 2000.

CHANGES IN CONTROL

Except as described elsewhere in this item under "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS", the Company knows of no arrangements the operation of which may at a subsequent date result in a change of control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Security Ownership of Certain Beneficial Owners and Management" for those persons or groups known to the Company who may be deemed to own beneficially more than 5% of the Company's voting securities (i.e. Common Stock).

See "Description of Business - Change of Control" for certain relationships regarding the Company's subsidiary

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

EXHIBIT
  NO.             DESCRIPTION                                                               LOCATION
------            -----------                                                               --------
2.1               Asset Purchase Agreement as of January 18, 2002 by and among PDH, INC.    (1) Exh 2.1
                  an Indiana corporation, as Purchaser, and DICKSONHUGHES GROUP, LLC, an
                  Indiana limited liability company, as Seller, and Andrew W. Thimlar,
                  Allen E. Hughes, and S. David Dickson for limited purposes related thereto.

2.2               Stock Purchase Agreement, dated as of July 31, 2002, between Fortune      (2) Exh. 2.2
                  Diversified Industries, Inc. and Jeffrey J. Kingston and Kingston Sales
                  Corp.

2.3               Employment Agreement entered into on July 31, 2002 by and between         (2) Exh. 2.3
                  Kingston Sales Corp. and Robert J. Kingston, Exhibit A to the Stock
                  Purchase Agreement.

2.4               Lease entered into by Kingston Design, LLC and Kingston Sales Corp.,      (2) Exh. 2.4
                  Exhibit B to the Stock Purchase Agreement, dated July 31, 2002.

2.5               Voting Agreement, dated July 31, 2002 by John F. Fisbeck, Carter          (2) Exh. 2.5
                  Fortune, and Robert J. Kingston to elect Kingston to the Board of
                  Directors of FDVI, Exhibit C to the Stock Purchase Agreement.

2.6               Registration Rights Agreement, entered into July 31, 2002 by and          (2) Exh. 2.6
                  between Fortune Diversified Industries, Inc., and Robert J. Kingston,
                  Exhibit D to the Stock Purchase Agreement.

2.7               Guaranty dated July 31, 2002, by John F. Fisbeck in favor of Robert J.    (2) Exh. 2.7
                  Kingston, Exhibit E of the Stock Purchase Agreement.

2.8               Guaranty dated July 31, 2002, by Carter Fortune in favor of Robert J.     (2) Exh. 2.8
                  Kingston, Exhibit E of the Stock Purchase Agreement.

2.9               Asset Purchase Agreement effective as of September 1, 2002 by and among   (2) Exh. 2.9
                  TTC ACQUISITION COMPANY. an Indiana corporation (the "Purchaser"),
                  TELECOM TECHNOLOGY CORP., an Indiana corporation, (the "Seller") and
                  MICHAEL GROTHE ("Grothe").

2.10              Asset Purchase Agreement effective as of September 1, 2002 by and         (3) Exh. 2.10
                  between TTC ACQUISITION COMPANY and PAT HAGAN.

3.1               Restated Certificate of Incorporation.                                    (4) Exh. 3.1

3.2               Certificate of Amendment to Certificate of Incorporation.                 (4) Exh. A

3.3               Amendment to Bylaws.                                                      (4) Exh. 3.3


4.1               Specimen Common Stock Certificate.                                        (5) Exh. 4.1

10.1              Asset Purchase Agreement dated October 31, 2002 by and among STARQUEST    (7) Exh. 10.1
                  WIRELESS, INC., an Indiana corporation (the "Purchaser"), and STARQUEST
                  WIRELESS, LLC, NOEL KAPLAN ("Kaplan") and STEVE COCHRAN ("Cochran")
                  (collectively the "Sellers").

10.2                                                                                        (7) Exh. 10.2
                  EMPLOYMENT AGREEMENT dated October 31, 2002, by and between STARQUEST
                  WIRELESS, INC. as Employer and NOEL KAPLAN as Employee.

10.3                                                                                        (7) Exh. 10.3
                  EMPLOYMENT AGREEMENT dated October 31, 2002, by and between STARQUEST
                  WIRELESS, INC. as Employer and STEVE COCHRAN as Employee.

16.1              Resignation Letter of Katz Sapper & Miller LLP.                           (6) Exh. 16.1

21                List of subsidiaries.                                                     (7) Exh. 21

23.1              Consent of Whipple & Co.                                                  (7) Exh. 23.1

(1) This exhibit is incorporated by reference to the Company' Current Report on Form 8-K dated January 31, 2002.

(2) Each of these exhibits is incorporated by reference to the Company's Current Report on Form 8-K dated August 15, 2002.

(3) This exhibit is incorporated by reference to the Company's Current Report on Form 8-K dated September 13, 2002.

(4) Each of these exhibits is incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended August 31, 2000.

(5) This exhibit is incorporated by reference to the Definitive Information Statement filed by the Company on July 27, 2001.

(6) This exhibit is incorporated by reference to the Company's Current Report on Form 8-K dated August 7, 2002.

(7) Enclosed herewith.

(b) Reports on Form 8-K.

The Company filed the following reports during the three month period ended August 31, 2002:

Form 8-K/A dated October 15, 2002, Amendment No. 1 to Form 8-K dated August 14, 2002 to include the financial information required by item 7 with respect to the Kingston Sales Corp. acquisition effective July 31, 2002.

Form 8-K dated September 13, 2002 with respect to the announcement of the TTC acquisition transaction effective September 1, 2002

Form 8-K dated September 5, 2002 with respect to the appointment of Whipple & Company, PC as the Registrant's independent certified public accountants effective as of August 31, 2002.

Form 8-K dated August 15, 2002 with respect to the Kingston Sales Corp Acquisition, change in control resulting in the addition of Jeff Kingston to the Control Group and the election of Mr. Kingston to the Board of Directors.

Form 8-K dated August 7, 2002 with respect to The Company's prior independent certified public accountants, Katz Sapper & Miller, LLP, electing to cease performing audits of publicly traded companies and to focus on serving the unique needs of entrepreneurial companies. As a result, they resigned as the Company's auditors effective July 31, 2002. There were no disagreements with Katz Sapper & Miller, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Katz Sapper & Miller, LLP would have caused Katz Sapper & Miller, LLP to make reference to the matter in its audit report.

                      FORTUNE DIVERSIFIED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                            August 31, 2002 and 2001

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


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

Consolidated Statements of Operations                                   F-3

Consolidated Statements of Stockholders' Equity                         F-4

Consolidated Statements of Cash Flows                                   F-5

Notes to Consolidated Financial Statements                              F-6

                          Independent Auditors' Report



To the Board of Directors and Stockholders
Fortune Diversified Industries, Inc. and Subsidiaries
Indianapolis, Indiana



We have audited the accompanying consolidated balance sheet of Fortune Diversified Industries, Inc. and Subsidiaries as of August 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Fortune Diversified Industries, Inc. and Subsidiaries as of August 31, 2001, were audited by other auditors whose report dated October 24, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortune Diversified Industries, Inc. and Subsidiaries as of August 31, 2002, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles of the United States.


/s/  Whipple & Company, PC

Indianapolis, Indiana
November 25, 2002

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            August 31, 2002 and 2001

                                     ASSETS

                                                                 2002            2001
CURRENT ASSETS
      Cash and equivalents                                   $   291,000     $ 2,538,000
      Accounts receivable, net                                 2,141,000              --
      Purchase adjustment receivable                             600,000              --
      Inventory, net                                             509,000              --
      Other current assets                                        84,000         107,000
                                                             -----------     -----------
           Total Current Assets                                3,625,000       2,645,000
                                                             -----------     -----------

OTHER ASSETS
      Notes receivable                                            30,000         630,000
      Investment in land development                                  --           6,000
      Office equipment, net                                      281,000          35,000
      Vehicles, net                                              133,000              --
      Leasehold improvements, net                                166,000              --
      Goodwill                                                   876,000              --
      Other intangible assets, net                               751,000              --
                                                             -----------     -----------
           Total Other Assets                                  2,237,000         671,000
                                                             -----------     -----------

           TOTAL ASSETS                                      $ 5,862,000     $ 3,316,000
                                                             ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Line of credit                                         $ 1,277,000     $        --
      Accounts payable                                           477,000          73,000
      Current maturities of long-term debt                       442,000              --
      Current maturities of capital lease obligations              8,000              --
      Accrued payroll and related expenses                        44,000          28,000
      Accrued expenses                                           197,000          50,000
      Deferred revenue                                           241,000              --
                                                             -----------     -----------
           Total Current Liabilities                           2,686,000         151,000
                                                             -----------     -----------

LONG-TERM LIABILITIES
      Long-term debt, less current maturities                  2,589,000              --
      Capital lease obligations, less current maturities          17,000              --
                                                             -----------     -----------
           Total Long-term Liabilities                         2,606,000              --
                                                             -----------     -----------

STOCKHOLDERS' EQUITY
      Common stock                                               735,000         695,000
      Additional paid-in capital and warrants outstanding      6,441,000       7,001,000
      Accumulated deficit                                     (6,606,000)     (4,531,000)
                                                             -----------     -----------
           Total Stockholders' Equity                            570,000       3,165,000
                                                             -----------     -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 5,862,000     $ 3,316,000
                                                             ===========     ===========

See Accompanying Notes to Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Years Ended
                                                      August 31,      August 31,
                                                         2002            2001
NET REVENUES                                         $ 2,342,000     $   425,000

COST OF REVENUES                                       2,107,000       5,381,000
                                                     -----------     -----------

GROSS PROFIT (LOSS)                                      235,000      (4,956,000)

OPERATING EXPENSES
     Selling, general and administrative expenses      1,622,000       2,003,000
     Depreciation and amortization                        51,000           6,000
                                                     -----------     -----------
         Total Operating Expenses                      1,673,000       2,009,000
                                                     -----------     -----------

Operating Income (Loss)                               (1,438,000)     (6,965,000)

OTHER INCOME (EXPENSE)
     Interest income                                      51,000          20,000
     Interest expense                                    (23,000)       (180,000)
     Gains (losses) on investments in marketable
      securities, net                                   (597,000)             --
     Net gain (loss) on sale of equipment                (23,000)             --
     Other income (expense)                              (45,000)             --
                                                     -----------     -----------
         Total Other Income (Expense)                   (637,000)       (160,000)
                                                     -----------     -----------

Net (Loss) Before Extraordinary Credit and Income
 Taxes                                                (2,075,000)     (7,125,000)

EXTRAORDINARY CREDIT-EXTINGUISHMENT OF DEBT                   --       4,174,000
                                                     -----------     -----------

Net (Loss) Before Provision for Income Taxes          (2,075,000)     (2,951,000)

PROVISION FOR INCOME TAXES                                    --              --
                                                     -----------     -----------

NET (LOSS)                                           $(2,075,000)    $(2,951,000)
                                                     ===========     ===========


BASIC INCOME (LOSS) PER SHARE
     Before extraordinary credit                     $     (0.03)    $     (0.11)
     Extraordinary credit                                     --            0.06
                                                     -----------     -----------

         Total Basic Income (Loss) Per Share         $     (0.03)    $     (0.05)
                                                     ===========     ===========

DILUTED INCOME (LOSS) PER SHARE
     Before extraordinary credit                     $     (0.03)    $     (0.11)
     Extraordinary credit                                     --            0.06
                                                     -----------     -----------

         Total Diluted Income (Loss) Per Share       $     (0.03)    $     (0.05)
                                                     ===========     ===========

See Accompanying Notes to Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Years Ended August 31, 2002 and 2001

                                                  Preferred
                                                    Stock                        Additional
                                                   Women of                    Paid-in Capital    Cost of
                                                  Wrestling,        Common       and Warrants     Treasury       Accumulated
                                                     Inc.           Stock        Outstanding        Stock          Deficit

BALANCE AT AUGUST 31, 2000                       $ 1,300,000     $   624,000     $   158,000     $        --     $  (811,000)

Dividends paid to preferred stockholders                  --              --              --              --        (119,000)
Issuance of 7,000 shares of subscribed
 preferred stock                                     700,000              --              --              --              --
Issuance of 16,250,000 shares of common stock
 for debt forgiveness                             (2,000,000)        162,000       3,088,000              --              --
Issuance of stock options                                 --              --       1,282,000              --              --
Cancellation of stock options                             --              --        (930,000)             --              --
Redemption of 19,000,000 shares of common
 stock                                                    --        (190,000)        159,000              --              --
Issuance of 11,550,000 shares of
 common stock                                             --         117,000       3,384,000              --              --
Cancellation of stock warrants                            --         (18,000)       (140,000)             --        (650,000)
Net loss                                                  --              --              --              --      (2,951,000)
                                                 -----------     -----------     -----------     -----------     -----------

BALANCE AT AUGUST 31, 2001                                --         695,000       7,001,000              --      (4,531,000)

Purchase of 4,000,000 shares of common
 stock in treasury                                        --              --        (560,000)        (40,000)             --
Issuance of 8,000,000 shares of
 common stock                                             --          80,000              --              --              --
Cancellation of 4,000,000 shares of
 treasury stock                                           --         (40,000)             --          40,000              --
Net loss                                                  --              --              --              --      (2,075,000)
                                                 -----------     -----------     -----------     -----------     -----------

BALANCE AT AUGUST 31, 2002                       $        --     $   735,000     $ 6,441,000     $        --     $(6,606,000)
                                                 ===========     ===========     ===========     ===========     ===========

See Accompanying Notes to Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended August 31, 2002 and 2001


                                                                         2002            2001
OPERATING ACTIVITIES
    Net (loss)                                                       $(2,075,000)    $(2,951,000)
    Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
       Depreciation and amortization                                      51,000           6,000
       Loss from impairment of production and web-site
        development costs                                                     --         158,000
       Stock options granted for services                                     --         128,000
       Extraordinary credit-extinguishment of debt                            --      (4,174,000)
       Net realized loss from sale of available for
        sale securities                                                  597,000              --
       Net loss on disposal of equipment                                  23,000              --
       (Increase) decrease in certain operating assets:
          Accounts receivable                                           (245,000)             --
          Inventory                                                      238,000              --
          Other current assets                                            31,000         345,000
       Increase (decrease) in certain operating liabilities:
          Accounts payable                                              (264,000)         91,000
          Accrued expenses and other current liabilities                 104,000          79,000
          Deferred revenue                                                 6,000              --
                                                                     -----------     -----------
             Net Cash Provided (Used) by Operating Activities         (1,534,000)     (6,318,000)
                                                                     -----------     -----------

INVESTING ACTIVITIES
    Land development costs incurred                                           --          (5,000)
    Purchases of vehicles, equipment and leasehold
     improvements, net                                                   (32,000)        (14,000)
    Purchases of available for sale securities                        (5,448,000)             --
    Sales of available for sale securities                             4,851,000              --
    Acquisition of productive assets and businesses, net cash         (3,740,000)             --
                                                                     -----------     -----------
             Net Cash Provided (Used) by Investing Activities         (4,369,000)        (19,000)
                                                                     -----------     -----------

FINANCING ACTIVITIES
    Dividends paid to preferred stockholders                                  --        (119,000)
    Proceeds from issuance of preferred stock                                 --         700,000
    Net borrowings (repayments) under line of credit                     628,000       5,250,000
    Net borrowings (repayments) under long-term debt                   3,003,000              --
    Net borrowings under capital lease obligations                        25,000              --
    Issuance of common stock                                                  --       2,750,000
                                                                     -----------     -----------
             Net Cash Provided (Used) by Financing Activities          3,656,000       8,581,000
                                                                     -----------     -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       (2,247,000)      2,244,000

CASH AND EQUIVALENTS
    Beginning of Period                                                2,538,000         294,000
                                                                     -----------     -----------

    End of Year Period                                               $   291,000     $ 2,538,000
                                                                     ===========     ===========

SUPPLEMENTAL DISCLOSURES
    Interest paid                                                        (23,000)       (180,000)

    Noncash investing and financing activities:
       Issuance of common stock in exchange for debt                          --       5,250,000
       Issuance of common stock in exchange for preferred
        stock                                                                 --       2,000,000
       Issuance (redemption) of common stock in exchange
        for notes receivable                                            (600,000)        630,000

       Acquisition of Kingston Sales Corp:
          Accounts receivable                                          1,373,000
          Inventory                                                      747,000
          Accounts payable                                              (668,000)
          Accrued expenses and other current liabilities                 (59,000)
          Deferred revenue                                              (235,000)
          Vehicles, equipment and leasehold improvements                 363,000
          Line of credit                                                (649,000)
          Long-term debt                                                 (28,000)
          Goodwill and other intangible assets                         1,636,000
                                                                     -----------
                                                                       2,480,000
          Purchase adjustment receivable at 8/31/02                      600,000
          Common stock consideration                                     (80,000)
                                                                     -----------
          Cash paid as of 8/31/02 to acquire Kingston Sales Corp.    $ 3,000,000
                                                                     ===========

See Accompanying Notes to Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business: Fortune Diversified Industries, Inc. (the Company), formerly known as WOW Entertainment, Inc. and American Gaming & Entertainment, Ltd., is a Delaware corporation organized in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The Company is the parent company of Kingston Sales Corp.
     (KSC), PDH, Inc. (PDH), Cornerstone Wireless Services, Inc. and Cornerstone Wireless Construction Services, Inc. (Cornerstone), Murphy Development, Ltd. and Women of Wrestling, Inc. (WOW).

     Through July 2001, the Company's main area of emphasis was in entertainment, primarily, WOW - Women of Wrestling(R). However, the Company's primary operating focus has shifted from the entertainment industry. Because of the Company's change in operating focus and its expanded current and future anticipated holdings, the Company amended its certificate of incorporation to change its name from WOW Entertainment, Inc. to Fortune Diversified Industries, Inc. and changed its stock symbol from WOWI to FDVI, effective August 16, 2001.

     The Company's current operating focus is achieved through its Rep and Distribution Segment (Kingston Sales) and its Telecom Infrastructure Development Segment (PDH, Inc., Cornerstone Wireless Services, Inc. and Cornerstone Wireless Construction Services, Inc. subsidiaries and their affiliates).

          Rep and Distribution Segment: The Company's Rep and Distribution segment is conducted through its Kingston Sales Corporation subsidiary, which is a manufacturer's representative and distributor for prominent national companies in the electronic, sound, security, and video markets. Kingston Sales Corporation offers the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems.

          Telecom Infrastructure Segment: The Company's Telecom Infrastructure segment is conducted through its PDH, Inc. (PDH), Cornerstone Wireless Services, Inc. and Cornerstone Wireless Construction Services, Inc. subsidiaries and their affiliates. The Company can assist its customers with the telecom site development process from network infrastructure real estate planning through infrastructure construction, as well as marketing and management including:

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

     Revenue Recognition: In the Company's Rep and Distribution segment, revenue from the sale of products is recognized according to the terms of the sales arrangement, which is generally upon shipment. Commission revenue is recognized when realizable and earned, which is typically upon receipt of the commission payment. Payments received where there are delivery elements required to be met in order to retain those payments are recorded as deferred revenue under current or long-term liabilities, as appropriate, and taken into income when the criteria are met.

     In its Telecom Infrastructure Development segment, the Company enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within one year. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached.

     Within its entertainment segment, the Company recognizes revenue from the direct distribution, exploitation, and licensing of film and television programs before deduction for any of the Company's direct costs of distribution. For markets and territories in which the Company's fully or jointly-owned films and television programs are distributed by third parties, revenue is the net amounts payable to the Company by third party distributors.

     Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

     Cost of Revenues: Cost of revenues within the Company's Rep and Distribution segment consist primarily of purchases of goods that are resold to customers, but also consist of salaries, wages and benefits to employees, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, facilities expenses, and supplies.

     Cost of Revenues within the Company's other segments consist primarily of salaries, wages and benefits to employees, fuel and other vehicle expenses, equipment rentals, subcontracted services, insurance, materials and parts and supplies.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees.

     Cash and Equivalents: Cash and equivalents may include money market fund shares, bank time deposits and certificates of deposits, and other instruments with original maturities of three months or less. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has never experienced any losses in such accounts.

     Marketable Securities: Marketable securities include common stocks classified as "available for sale". The securities are carried at fair value based on current market quotations. Unrealized holding gains and losses are not included in "net income", but are accounted for as "other comprehensive income" and reflected as a separate component of the change in stockholders' equity. The Company did not have any marketable equity securities or accumulated other comprehensive gains or losses at August 31, 2002 and 2001. The cost of securities used to compute realized gains and losses is based on specifically-identified securities.

     Inventories: Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value and consist of entirely goods purchased for resale.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Shipping and Handling: Costs incurred for shipping and handling are included in the Company's financial statements as a component of costs of revenue.

     Property, Equipment, and Depreciation: Property and equipment are carried at cost and includes expenditures for new additions and those, which substantially increase the useful lives of existing assets. Depreciation is computed at various rates by use of the straight-line method and certain accelerated methods. Depreciable lives are generally ranging from 3 to 39 years.

     Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property or equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts in the year of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement asset.

     The provision for depreciation amounted to $44,000 and $6,000 for the years ended August 31, 2002 and 2001, respectively.

     Production Costs: The Company has implemented Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films", which requires special accounting for production costs relating to episodic television series. Specifically, SOP 00-2 requires a company to demonstrate through its experience and industry norms that the number of episodes already produced, plus those for which a firm commitment exists and the entity expects to deliver, can be licensed in the secondary market before an episodic television series can implement the individual-film-forecast-computation method to amortize production costs. SOP 00-2 further stipulates that until an entity can establish estimates of secondary market revenue, capitalized costs for each episode produced should not exceed an amount equal to the amount of revenue contracted for that episode, the entity should expense as incurred production costs in excess of this limitation on an episode-by-episode basis, and the entity should expense all capitalized costs for each episode as it recognizes the related revenue for each episode. The Company follows the more conservative episode-by-episode basis versus the individual-film-forecast-computation method. Furthermore, as the Company had effectively recognized revenues from the initial airing of all of the episodes produced through the year-ended August 31, 2001, all production costs as of August 31, 2001, were expensed. As such, the Company did not have any capitalized production costs as of August 31, 2002 and 2001.

     Goodwill and Other Intangible Assets: The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer amortized but instead is assessed for impairment at least as often as annually and as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. Since management's judgment is involved in performing goodwill and other intangible assets valuation analyses, there is risk that the carrying value of our goodwill and other intangible assets may be overstated or understated. We have determined that there is no impact of adopting this new standard under the transition provisions of SFAS No. 142.

     Long-lived Assets: Long-lived assets including the Company's property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the related asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets.

     Advertising and Exploitation Costs: Advertising and exploitation costs including marketing, advertising, publicity, promotion and other distribution costs, are expensed as incurred and totaled $29,000 and $1,299,000 for the years ended August 31, 2002 and 2001, respectively.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Fair Value of Financial Instruments: The fair value of financial instruments is estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments, and other factors. Changes in assumptions or market conditions could significantly affect these estimates. The amounts reported in the consolidated balance sheets for cash and equivalents, marketable securities, receivables, and payables approximate fair value.

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

     Income (Loss) Per Common Share: Income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic income (loss) per share is computed based on net income (loss) applicable to common stock divided by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed based on net income (loss) applicable to common stock divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive common stock equivalents.

     Income Taxes: The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates.

     New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method for all business combinations initiated after June 30, 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. For the years ended August 31, 2002 and 2001, there was no goodwill amortization. In addition, goodwill, other than goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The Company adopted the provisions of this statement effective September 1, 2001 and there was no material impact on the consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Management is currently assessing the impact of this new standard. However, we do not expect the impact to be material.

     In July 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. Management is currently assessing the impact of this new standard.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management is currently assessing the impact of this new standard. However, we do not expect the impact to be material.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that liabilities associated with exit or disposal activities be recognized and measured at fair value when incurred as opposed to at the date an entity commits to the exit or disposal plans. Management is currently assessing the impact of this new standard.

NOTE 2 - CHANGE IN CONTROL

     2000 Change in Control
     ----------------------

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

     On September 1, 2000, J. Douglas Wellington resigned as the Company's President and Chief Executive Officer ("CEO") and David McLane was elected President and Douglas E. May was elected Chief Financial Officer, Vice President of Finance and Corporate Secretary. Mr. McLane was also appointed to the Board of Directors. As of such date, the Company entered in a severance and consulting agreement with Mr. Wellington.

     In October 2000, certain actions, which had been approved by written consent of the Control Group, became effective, including a 1 for 6 reverse stock split resulting in each share of common stock being reclassified into
     0.1667 of a share of new common stock, $0.01 par value. Except as otherwise noted, all references to the Company's common stock presented in this Form 10-KSB have been adjusted for this reverse stock split.

     Cancellation of Perin and McLane Ownership Interests
     ----------------------------------------------------

     As of May 22, 2001, the Company and its subsidiary, WOW, executed an Amendment to its Distribution Agreement with M/G Perin, Inc. and Richard Perin in which they agreed to terminate their Distribution Agreement dated January 18, 2000 and enter into a new agreement covering only WOW's free television programs created through May 22, 2001. Also as part of the agreement, Mr. Perin returned for cancellation by the Company 1,839,556 restricted shares, which represented all of his common stock in the Company. All rights to warrants issuable under the Distribution Agreement were also voided. Perin also received funding from WOW sufficient to pay certain payables incurred in connection with its representation of WOW. The funds used to pay Perin were loaned to WOW by Mr. Fortune.

     On June 26, 2001, the Company redeemed all of Mr. McLane's common stock in the Company (19,007,585 shares). Mr. McLane also resigned as President and a member of the Board of Directors of the Company, as well as all subsidiaries of the Company in which he also held said positions on June 26, 2001. Mr. McLane is no longer part of the Control Group. Messrs. Fisbeck and Fortune continued to be part of the Control Group.

     2001 Capital Restructuring
     --------------------------

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

     In addition, Mr. Fortune and Julie Fisbeck, who is the sister of John Fisbeck, a member of the control group, also exchanged their respective 50% ownership interests in Murphy Development, in exchange for $120,000 of the Company's common stock at the June 28, 2001 closing price of $0.20 a share. Mr. Fortune and Julie Fisbeck each received 300,000 restricted shares.

     Mr. Fortune also agreed to loan $500,000 to Murphy Development. The loan was secured by all of the assets of Murphy Development and was convertible at Mr. Fortune's option into shares of the Company's common stock at $0.407401 a share. Mr. Fortune exercised the option on August 27, 2001, and received 1,227,292 restricted shares.

     Mr. Fortune also agreed to make available to Murphy Development an operating line of credit of up to $2,250,000, if and as needed. The line of credit was secured by all of the assets of Murphy Development and convertible at Fortune's option into shares of the Company's common stock at $0.407401 a share. On August 27, 2001, the Company borrowed $2,250,000 under the line of credit, and Mr. Fortune exercised the option and received 5,522,814 restricted shares.

     Addition of Robert J. Kingston to the Control Group
     ---------------------------------------------------

     Effective July 31,2002, as part of the purchase price for 1,000 shares of the common stock, no par value, of KSC, constituting all of the outstanding shares of KSC's capital stock, pursuant to the terms of a Stock Purchase Agreement by and among the Company, KSC and Robert J. Kingston, Mr. Kingston received 8,000,000 restricted shares of the Company's common stock.

     In addition to the 8,000,000 shares of the Company's common stock, Mr. Kingston also was paid, as part of the purchase price for his KSC shares, $2,400,000 ($3,000,000 closing payment less a $600,000 purchase adjustment). Mr. Kingston received $3,000,000 at closing. Mr. Kingston paid the Company a purchase adjustment amount of $600,000 based upon certain requirements in the Stock Purchase Agreement and Amendment to the Stock Purchase Agreement in November 2002. There is also a $250,000 contingent payment that is part of the Stock Purchase Agreement due on or before December 15, 2004. The payment of any or all of the $250,000 to Mr. Kingston, on or before December 15, 2004, is contingent upon KSC attaining certain cumulative earnings before income tax (EBIT) requirements, as described in the Stock Purchase Agreement, during the period September 1, 2002 to August 31, 2004.

     Also as part of the Stock Purchase Agreement, subject to the limitations and restrictions described below, Mr. Kingston may, in his sole discretion, sell any or all of the Company's common stock to the Company and the Company shall purchase any of the Company's common stock offered by Mr. Kingston if any of the following conditions are met (the "Put Option"): 1) If during the period September 1, 2002 to August 31, 2004, KSC's cumulative earnings before income tax depreciation and amortization (EBITDA), as defined in the Stock Purchase Agreement, is greater than $1,600,000: the Company shall have a cash put at $.125 per share; 2) If during the period September 1, 2002 to August 31, 2004, KSC's Cumulative EBITDA is greater than $2,000,000: the Company shall have a cash put at $.175 per share; 3) If during the period September 1, 2002 to August 31, 2004, KSC's cumulative EBITDA is greater than $2,400,000: the Company shall have a cash put at $.225 per share; 4) If during the period September 1, 2002 to August 31, 2004, KSC's cumulative EBITDA is greater than $3,000,000: the Company shall have a cash put at $.300 per share. Mr. Kingston may only exercise the Put Option during the period October 15, 2004 to November 30, 2004. In addition, Mr. Kingston may only exercise the Put Option if the average bid price per share during the period October 1, 2004 to October 31, 2004 is less than the proposed put price, or if the Company's stock is not listed on the OTC Bulletin Board, the New York Stock Exchange, NASDAQ or another nationally-recognized securities market or exchange during the period October 1, 2004 to October 31, 2004. Any closing on a sale of the Company's Stock to the Company shall occur within ninety (90) days of the Company's receipt of written notice from Mr. Kingston requesting exercise of his put option.

     Mr. Kingston will continue as president of KSC under the terms of an employment agreement, dated July 31, 2002 and incorporated into the Stock Purchase Agreement as an exhibit.

     Mr. Kingston is subject to a non-compete agreement, dated July 31, 2002 and incorporated into the Stock Purchase Agreement as an exhibit.

     A Lease was entered into by Kingston Design, LLC, a Company controlled by Mr. Kingston and KSC. Said lease is for the facility in which KSC currently operates, and was incorporated into the Stock Purchase Agreement as an exhibit.

     Mr. Kingston was elected to the Board of Director's of the Company by shareholders Messrs. Fisbeck and Fortune without a meeting by written consent pursuant to Section 228 of the General Corporation Law of the State of Delaware in lieu of holding a meeting. Such election was agreed to in writing in a document entitled Voting Agreement, dated July 31, 2002, which is an exhibit of the Stock Purchase Agreement.

     Mr. Kingston was granted Piggy-Back Registration Rights as part of a Registration Rights Agreement, and an exhibit of the Stock Purchase Agreement, dated July 31, 2002 by and between Fortune Diversified Industries, Inc. and Robert J. Kingston.

     Mr. Fisbeck entered into a written Guaranty, and an exhibit of the Stock Purchase Agreement, dated July 31, 2002, in consideration of Mr. Kingston entering into the Purchase Agreement and agreeing to close the transactions contemplated therein, to which he guaranteed the Company's payment and performance of its obligations arising under and with respect to the Put Option.

     Mr. Fortune also entered into a written Guaranty, and an exhibit of the Stock Purchase Agreement, dated July 31, 2002 in consideration of Mr. Kingston entering into the Purchase Agreement and agreeing to close the transactions contemplated therein, to which he guaranteed the Company's payment and performance of its obligations arising under and with respect to the Put Option.

     Messrs. Fisbeck and Fortune entered into an arrangement whereby Mr. Fisbeck will indemnify and hold harmless Mr. Fortune for a percentage of any losses that Mr. Fortune may suffer as a result of Mr. Fortune's guarantee of the loan held by the Registrant with Merrill Lynch Business Financial Services, Inc. Such indemnification and hold harmless agreement is on a pro-rata basis of the relative shareholdings in the Company of Mr. Fortune and Mr. Fisbeck.

     Although Messrs. Fisbeck, Fortune and Kingston have taken ownership of the Company's stock in their individual names and Mr. Kingston has individually supplied his ownership in KSC in consideration for the acquisition of his Fortune Diversified common stock, Messrs. Fisbeck, Fortune and Kingston may be considered to be acting together for the purpose of acquiring and holding the stock since Messrs. Fisbeck and Fortune previously signed Stock Purchase Agreements to initially acquire control of the Company and Mr. Kingston's acquisition of shares was not in the ordinary course of his business and may be deemed to have arisen in a transaction having the purpose or effect of influencing control of the Company, under Rule 13d-5(b)(2)(ii).

     At August 31, 2002, Messrs. Fisbeck, Fortune and Kingston were as members of a group deemed to beneficially own 69,335,131 shares of the Company's common stock representing 94.3% of the outstanding common stock of FDVI. Individually, each person had sole dispositive and voting power over the following shares of common stock: John F. Fisbeck, 18,852,023 (or 25.6%), Carter M. Fortune, 42,486,793 (or 57.8%) and Robert J. Kingston, 8,000,000 (or 10.9%).

NOTE 3 - ACQUISITIONS

     Women of Wrestling, Inc.
     ------------------------

     On September 1, 2000, the Company purchased for nominal consideration all of the common stock of Women of Wrestling, Inc. ("WOW"), a company owned by the Control Group. WOW was incorporated as an Indiana corporation in May 2000, and had no operating history. This transaction was accounted for in a manner similar to a pooling of interests. WOW's significant assets included employment, venue and other production contracts (entered into in the ordinary course of business); certain intellectual property, including trademark rights in the "WOW Women of Wrestling" name, logos and character names of performers; rights in characters portrayed by performers; publicity rights of performers with respect to their performances; and copyrights in recorded performances, events, programs, advertisements and promotional materials and capitalized production costs relating to its syndicated television program.

     Murphy Development, LTD
     -----------------------

     Initiated on June 29, 2001 and effective July 2, 2001, the Company acquired from Carter Fortune and Julie Fisbeck, who is the sister of John Fisbeck, one of the members of the Control Group, their ownership interests, 50% each, in Murphy Development, constituting 100% of the outstanding interests of Murphy Development, LTD. The acquisition was accounted for using the purchase method of accounting. The primary assets of Murphy Development, Ltd were pre-acquisition development costs of a northeast, Ohio commercial development, including several options to purchase real estate. Murphy Development, Ltd. exercised the options. However, it did not close on the real estate due to the unavailability of financing under terms acceptable to Murphy Development, Ltd. and the lack of a commitment from a major anchor tenant. The options expired at the end of 2001. The results of operations of Murphy Development have been included in the accompanying statement of operations from the date of the acquisition in the Telecom Infrastructure segment. The purchase price was $120,000 of the Company's common stock at the June 28, 2001 closing price of $0.20 a share. Mr. Fortune and Ms. Fisbeck each received 300,000 restricted shares. The aggregate purchase price of the acquisition was $0, which amount is equal to the excess purchase price over the value of the net assets acquired.

     Cornerstone Wireless Services, Inc.
     -----------------------------------

     In July 2001, The Company acquired from its incorporator William A. Shoemake 100 shares of the common stock, $.01 par value, of Cornerstone Wireless Services, Inc., an Indiana Corporation with no assets and no business operations, constituting all of the outstanding shares of Cornerstone Wireless Services Inc.'s capital stock. Cornerstone was established to develop a full line of architectural and engineering services specializing in the telecommunications industry. The transaction was accounted for using the purchase method of accounting. The results of operations of Cornerstone have been included in the accompanying statement of operations from the date of the acquisition. The purchase price was payable in cash of $10. The aggregate purchase price of the acquisition was $0, which amount is equal to the excess purchase price over the value of the net assets acquired.

     PDH, Inc. Purchase of Certain DicksonHughes Group, LLC Assets
     -------------------------------------------------------------

     PDH, Inc. ("PDH"), an Indiana corporation and wholly-owned subsidiary of the Company, acquired certain assets of DicksonHughes Group, LLC ("DHG"), an Indiana limited liability company, through an Asset Purchase Agreement dated January 18, 2002 ("DHG Agreement"). The assets were acquired through DHG. Messrs. Thimlar, Hughes and Dickson were parties to the DHG Agreement for purposes of certain covenants not to compete and indemnification provisions of the Agreement. There was no material relationship between the Company or PDH and DHG or Messrs. Thimlar, Hughes and Dickson. DHG used the physical assets in multiple aspects of its business; the Company has devoted the physical assets to its existing Telecom Infrastructure segment. This transaction was considered an acquisition of productive assets and not considered a business combination. However, some of the standards of accounting for business combinations, including certain disclosures, are considered relevant and have been applied whenever practicable. The results of the assets acquired from DHG have been included in the accompanying statement of operations from the date of acquisition. The assets acquired included certain of the DHG's accounts receivable, work-in-process, prepaid expenses, software, computer hardware and fixtures, and backlog. The nature and amount of consideration given for the acquired assets was Seven Hundred Forty Thousand Dollars ($740,000.00), which was subject to adjustments as described in the Agreement, however no adjustments were warranted. There were no liabilities assumed in this transaction. The source of the funds used for the acquisition was cash held by the Company prior to the Agreement. The consideration paid was based upon the fair market value of the individual tangible assets acquired, as such, the entire purchase price was allocated to tangible assets. The aggregate purchase price of the acquisition was $0, which amount is equal to the excess purchase price over the value of the net assets acquired. The following is a condensed balance sheet disclosing the amount assigned to each major asset caption acquired from DHG at the acquisition date:

        Accounts receivable                                            $386,000
        Work in progress                                                137,000
        Prepaid expenses                                                  8,000
        Vehicles, equipment and leasehold improvements                  209,000
                                                                     ----------
                                                                       $740,000
                                                                     ==========

        Cash consideration paid                                        $740,000
                                                                     ----------
                                                                           $-0-
                                                                     ==========

     Kingston Sales Corporation
     --------------------------

     The Company acquired from Robert J. Kingston 1,000 shares of the common stock, no par value, of Kingston Sales Corporation (an Indiana Corporation), constituting all of the outstanding shares of Kingston Sales Corporation's capital stock, pursuant to the terms of a Stock Purchase Agreement by and among Fortune Diversified Industries, Inc., Kingston Sales Corporation and Robert J. Kingston, effective July 31, 2002. KSC is an industry-leading manufacturers' representative and distributor for prominent national companies in the electronic, sound, security, and video markets. KSC offers the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems. The Company intends for KSC, as a wholly-owned subsidiary of the Company, to continue to operate as it did prior to the acquisition in its Rep and Distribution segment. The transaction was accounted for using the purchase method of accounting. The source of funds for the transaction came from a loan from a financial institution. The purchase price was payable in cash of $3,000,000 paid at closing less a purchase adjustment amount of $600,000 based upon certain requirements in the Stock Purchase Agreement and proposed Amendment to the Stock Purchase Agreement paid to the Company by Mr. Kingston in November 2002. There is also a $250,000 contingent payment that is part of the Stock Purchase Agreement due on or before December 15, 2004. The payment of any or all of the $250,000 to Mr. Kingston, on or before December 15, 2004, is contingent upon KSC attaining certain cumulative earnings before income tax (EBIT) requirements, as described in the Stock Purchase Agreement, during the period September 1, 2002 to August 31, 2004. This contingent consideration will be recorded as an additional cost of the acquisition when the contingency is resolved, which is anticipated sometime in 2004. The fair market value of the 8,000,000 shares of the Company's common stock of $80,000 (which was based upon the bid price discounted for various factors, including liquidity) was also included as part of the purchase price. The aggregate purchase price of the acquisition was $876,000, which amount is equal to the excess purchase price over the value of the net assets acquired. The entire aggregate cost has been allocated to goodwill based on management's assessment as required by SFAS No. 141, "Business Combinations. The following is a condensed balance disclosing the amount assigned to each major asset and liability caption of KSC at the acquisition date:

        Accounts receivable                                     $1,373,000
        Inventory                                                  747,000
        Vehicles, equipment and leasehold improvements             363,000
        Goodwill                                                   876,000
        Customer relationships                                     526,000
        Non-compete agreement                                      234,000
                                                                ----------
                                                                 4,119,000
                                                                ----------
        Accounts payable                                           668,000
        Accrued expenses and other current liabilities              59,000
        Deferred revenue                                           235,000
        Line of credit                                             649,000
        Long-term debt                                              28,000
                                                                ----------
                                                                 1,639,000
                                                                ----------
                                                                $2,480,000
                                                                ==========

        Cash consideration paid as of 8/31/02                   $3,000,000
        Purchase adjustment receivable at 8/31/02                 (600,000)
                                                                ----------
                                                                 2,400,000
                                                                ----------
        Fair value of common stock consideration                    80,000
                                                                ----------
                                                                $2,480,000
                                                                ==========

     The following unaudited pro forma data summarize the results of operations for the periods indicated as if the KSC acquisition had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future.

                                                      Year Ended       Year Ended
                                                       August 31,       August 31,
                                                          2002             2001
Net revenue                                           $ 11,902,000     $ 13,645,000
Cost of revenues                                        10,260,000       16,492,000
                                                      ------------     ------------
Gross profit (loss)                                      1,642,000       (2,847,000)
Operating expenses                                       3,243,000        3,142,000
                                                      ------------     ------------
Operating income                                        (1,601,000)      (5,989,000)
Other income (expenses)                                   (665,000)        (197,000)
                                                      ------------     ------------
Net Income (loss)                                       (2,266,000)      (6,186,000)
Dividends                                                       --         (119,000)
                                                      ------------     ------------
Net Income (Loss) Available for Common
 Stockholders                                         $ (2,266,000)    $ (6,305,000)
                                                      ============     ============

Basic Income (Loss) Per Share:
    Before extraordinary credit                       $      (0.03)    $      (0.09)
    Extraordinary credit                                        --             0.06
                                                      ------------     ------------
         Total Basic Income per Share                 $      (0.03)    $      (0.03)
                                                      ============     ============

Diluted Income (Loss) Per Share:
    Before extraordinary credit                       $      (0.03)    $      (0.09)
    Extraordinary credit                                        --             0.06
                                                      ------------     ------------
         Total Diluted Income (Loss) per Share        $      (0.03)    $      (0.03)
                                                      ============     ============

Shares Outstanding:
    Basic weighted average number of common shares
     outstanding                                        77,363,295       73,535,720
    Dilutive effect of conversion of options                    --               --
                                                      ------------     ------------
         Total Shares Outstanding                       77,363,295       73,535,720
                                                      ============     ============

     At August 31, 2002 and 2001, all common stock equivalents were anti-dilutive.

NOTE 4 - ACCOUNTS RECEIVABLE

     Accounts receivable include the following at August 31:

                                                       2002             2001
                                                    ----------       ----------
      Amounts currently due                         $2,341,000             $-0-
      Less allowance for doubtful accounts            (100,000)             -0-
      Less allowance for sales returns                (100,000)             -0-
                                                    ----------       ----------
                                                    $2,141,000             $-0-
                                                    ==========       ==========

NOTE 5 - INVENTORIES

     Inventories reflected on the accompanying balance sheets are summarized as follows:

      Finished goods                                $  559,000       $      -0-
      Less inventory reserve                           (50,000)             -0-
                                                    ----------       ----------
                                                    $  509,000       $      -0-
                                                    ==========       ==========

NOTE 6 - NOTES RECEIVABLE

     In July 2001, the Company entered into several restricted stock agreements with key employees. Pursuant to these agreements, the Company issued three, 6% recourse promissory notes in the amount of $630,000 to purchase 4,200,000 shares of restricted stock. The restrictions are pursuant to the respective stock purchase agreements. The loans are repayable in October 2006.

     In April 2002 the Company purchased back 4,000,000 shares of the restricted stock, which were held as treasury stock until July 31, 2002, when they were cancelled. The 4,000,000 shares of treasury stock were paid for by canceling two of the recourse promissory notes totaling $600,000. At the time of cancellation of the two promissory notes, the Company forgave the accrued interest of approximately $27,000 as part of a termination agreement.

     The notes receivable outstanding at August 31, 2002 and 2001, amounted to $30,000 and $630,000, respectively. Interest income relating to these notes amounted to $29,000 and $3,000 for the years ended August 31, 2002 and 2001, respectively.

NOTE 7 - PROPERTY AND EQUIPMENT

     Property and equipment, including capital leases, is comprised of the following at August 31:

                                                       2002             2001
                                                    ----------       ----------
      Office equipment                              $  325,000       $   40,000
      Vehicles                                         190,000              -0-
      Leasehold improvements                           178,000              -0-
                                                    ----------       ----------
                                                       693,000              -0-
                                                    ----------       ----------
      Less accumulated depreciation                   (113,000)          (5,000)
                                                    ----------       ----------
                                                    $  580,000       $   35,000
                                                    ==========       ==========

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company periodically reviews and evaluates its goodwill and other intangible assets for potential impairment. Effective September 1, 2001, the beginning of the Company's fiscal year 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized but instead is assessed for impairment at least annually. Under the transition provisions of SFAS No. 142, there was no goodwill recorded and as such no impairment at September 1, 2001. Also, there was no goodwill amortization recorded in the prior periods, as such, no reconciliation of previously reported financial information to pro forma amounts excluding goodwill amortization is necessary or presented.

     The changes in the carrying amount of goodwill for the years ended August 31, 2002, as reclassified for the adoption of SFAS 142, are as follows:

                                                        TELECOM
                                         REP AND     INFRASTRUCTURE                     HOLDING         SEGMENT
                                      DISTRIBUTION    DEVELOPMENT    ENTERTAINMENT      COMPANY         TOTALS
     Goodwill at August 31, 2001        $     -0-      $     -0-       $     -0-       $     -0-       $     -0-
     Goodwill acquired during year        876,000            -0-             -0-             -0-         876,000
     Impairment losses                        -0-            -0-             -0-             -0-             -0-
                                        ---------      ---------       ---------       ---------       ---------
     Goodwill at August 31, 2002        $ 876,000      $     -0-       $    -0-        $     -0-       $ 876,000
                                        =========      =========       =========       =========       =========

     The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets:

                                                AT AUGUST 31, 2002                            AT AUGUST 31, 2001
                                   ------------------------------------------      --------------------------------------
                                                                     WEIGHTED                                    WEIGHTED
                                      GROSS                          AVERAGE        GROSS                        AVERAGE
                                    CARRYING        ACCUMULATED       AMORT        CARRYING      ACCUMULATED      AMORT
                                     AMOUNT        AMORTIZATION       PERIOD        AMOUNT      AMORTIZATION      PERIOD
      Customer Relationships       $  526,000      $      4,000       10 YRS       $    -0-       $    -0-         0 YRS
      Non-compete                     234,000             5,000        4 YRS            -0-            -0-         0 YRS
                                   ----------      ------------       ------       --------       --------        ------
      Total                        $  760,000      $      9,000        8 YRS       $    -0-       $    -0-         0 YRS
                                   ==========      ============       ======       ========       ========        ======

     Intangible asset amortization expense for the years ended August 31, 2002 and 2001 was 9,000 and zero, respectively

     Amortization expense on intangible assets currently owned by the Company for each of the next five fiscal years are approximately as follows:

           Year Ending August 31,
           ------------------------
                  2003                                     $  111,000
                  2004                                        111,000
                  2005                                        111,000
                  2006                                        106,000
                  2007                                         53,000

NOTE 9 - LINES OF CREDIT

     The Company has a $1,500,000 line of credit available through July 31, 2003. Interest on the line is charged at 2.40% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to approximately $1,277,000 and zero at August 31, 2002 and 2001, respectively.

     The Company also has a $250,000, unsecured line of credit with a stockholder. There were no outstanding borrowings at August 31, 2002 and 2001, respectively.

NOTE 10 - LONG-TERM DEBT

     Long-term debt consisted of the following at August 31:

                                                                                         2002             2001
                                                                                      ----------       ----------
     Notes payable to financial institutions:

       $3,000,000 reducing revolver loan with monthly line reductions equal to
       1/84th of the loan amount per month for the first 59 months, with a balloon payment due at maturity 7/31/07. Interest is variable at 2.40%
       plus one-month LIBOR. The loan is secured by the business assets of
       Kingston Sales Corp., with a second lien on assets pledged
       by a shareholder                                                               $3,005,000             $-0-

       Due in monthly installments of $434, including interest at 4.9% through
       January 2005.
       Secured by a vehicle                                                              $12,000             $-0-

       Due in monthly installments of $418, including interest at 9.03% through
       December 2004.
       Secured by a vehicle                                                              $10,000             $-0-

       Due in monthly installments of $563, including interest at 9% through
       March 2003.
       Secured by a vehicle                                                               $4,000             $-0-
                                                                                      ----------       ----------
                                                                                      $3,031,000             $-0-
       Less current maturities                                                         $(442,000)            $-0-
                                                                                      ----------       ----------
                                                                                      $2,589,000             $-0-
                                                                                      ==========       ==========

     Principal payments due on long-term debt outstanding at August 31, 2002, are approximately as follows:

           Year Ending August 31,
           ------------------------
                  2003                                     $  442,000
                  2004                                        273,000
                  2005                                        236,000
                  2006                                        212,000
                  2007                                      1,868,000
                                                           ----------
                                                           $3,031,000
                                                           ==========

NOTE 11 - CAPITAL LEASES

     Long-term leases relating to the financing of fixed assets are accounted for as installment purchases. The capital lease obligations reflect the present value of future rental payments, discounted at the interest rate implicit in the lease, and a corresponding amount is capitalized as the cost of the fixed assets. The fixed assets are being depreciated over a period of three years. The following is an analysis of fixed assets under capital lease at August 31:

                                                       2002             2001
                                                    ----------       ----------
      Equipment                                        $26,000             $-0-
      Less allowance for depreciation                   (1,000)             -0-
                                                    ----------       ----------
                                                       $25,000             $-0-
                                                    ==========       ==========

     Following is a schedule of future minimum lease payments due under the capital lease obligations together with the present value of net minimum lease payments as of August 31, 2002:

           Year Ending August 31,
           ------------------------
                  2003                                                $ 10,000
                  2004                                                  10,000
                  2005                                                   8,000
                                                                    ----------
           Total minimum lease payments                                 28,000
           Less amounts representing interest                            3,000
                                                                    ----------
           Present value of net minimum lease payments                  25,000
           Less current portion                                         (8,000)
                                                                    ----------
           Long-term portion                                           $17,000
                                                                    ==========

NOTE 12 - STOCKHOLDERS' EQUITY

     The following are the details of the Company's common stock as of August 31, 2002 and 2001:

                                              Number of Shares
                                   Authorized       Issued     Outstanding      Amount
      August 31, 2002
         Common stock, $0.01 par
          value (1)(2)             500,000,000    73,496,629    73,496,629    $  735,000
                                                                              ==========

      August 31, 2001
         Common stock, $0.01 par
          value (2)(3)(4)(5)       500,000,000    69,496,629    69,496,629    $  695,000
                                                                              ==========

     (1) As a part of a transaction pursuant to the terms of a Stock Purchase Agreement by and among the Company, Kingston Sales Corporation and Robert J. Kingston, effective July 31, 2002, Mr. Kingston acquired 8,000,000 shares of The Company's common stock, in part, in return for 1,000 shares of the common stock, of Kingston Sales Corp., constituting all of the outstanding shares of Kingston Sales Corp's capital stock. Also on July 31, 2002, the Company cancelled 4,000,000 shares of stock held in treasury since April 2002, when it purchased the restricted shares back from two of its former employees.

     (2) In July 2001, the Company entered into several restricted stock agreements with key employees. Pursuant to these agreements, the Company issued recourse promissory notes in the amount of $630,000 to purchase 4,200,000 shares of restricted stock. The restrictions are pursuant to the respective stock purchase agreements. The loans are repayable in 2006. In April 2002 the Company purchased back 4,000,000 shares of the restricted stock and were held as treasury stock at until July 31, 2002, when they were cancelled. The shares were paid for by canceling two of the recourse promissory notes totaling $600,000.

     (3) The Company announced a capital restructuring June 29, 2001, and made effective July 2, 2001. The restructuring, which was part of several agreements and commitments between the Company and Carter Fortune, the Company's largest shareholder and the holder of certain debt and preferred stock of the Company, allowed the Company to eliminate its existing debt, acquire Murphy Development, Ltd. ("Murphy Development"), and issue new convertible debt to be used to purchase and operate the Company's existing and future businesses. As part of the restructuring, Mr. Fortune received $3,250,000 of the Company's common stock at the June 28, 2001 closing price of $0.20 a share, or 16,250,000 restricted shares, in exchange for his $2,000,000 of WOW preferred stock and in full satisfaction of his approximately $5,424,000 of WOW debt. In addition, Mr.

          Fortune and Julie Fisbeck, who is the sister of John Fisbeck, a member of the Control Group, also exchanged their respective 50% ownership interests in Murphy Development, in exchange for $120,000 of the Company's common stock at the June 28, 2001 closing price of $0.20 a share. Mr. Fortune and Julie Fisbeck each received 300,000 restricted shares. Mr. Fortune also agreed to loan $500,000 to Murphy Development. The loan was secured by all of the assets of Murphy Development and was convertible at Mr. Fortune's option into shares of the Company's common stock at $0.407401 a share. Mr. Fortune exercised the option on August 27, 2001, and received 1,227,292 restricted shares. Mr. Fortune also agreed to make available to Murphy Development an operating line of credit of up to $2,250,000. The line of credit was secured by all of the assets of Murphy Development and convertible at Fortune's option into shares of the Company's common stock at $0.407401 a share. On August 27, 2001, the Company borrowed $2,250,000 under the line of credit, and Mr. Fortune exercised the option and received 5,522,814 restricted shares.

     (4) As of June 26, 2001, the Company redeemed 19,007,585 shares of common stock of the Company from David B. McLane, which represented all the shares owned by Mr. McLane, and cancelled the outstanding warrant. Concurrently with the redemption, Mr. McLane resigned from the Board of Directors of the Company and as President of the Company and its subsidiaries.

     (5) As of May 22, 2001, the Company and its subsidiary, Women of Wrestling, Inc. (WOW), executed an Amendment to its Distribution Agreement with M/G Perin, Inc. and Richard Perin (collectively "Perin") in which they agreed to terminate their Distribution Agreement dated January 18, 2000 and enter into a new agreement covering only WOW's free television programs created through May 22, 2001. Also as part of the agreement, Mr. Perin returned for cancellation by the Company 1,839,556 restricted shares, which represented all of his common stock in the Company. All rights to warrants issuable under the Distribution Agreement were also voided. Perin also received funding from WOW sufficient to pay certain payables incurred in connection with its representation of WOW.

NOTE 13 - STOCK OPTIONS, WARRANTS AND OTHER COMPENSATION

     The Company previously sponsored a stock option plan for employees that provided for the issuance of both incentive and nonqualified stock options to purchase shares of the Company's common stock at exercise prices not less than the fair market value of the common stock on the date of grant. The stock option plan terminated as a result of the purchase of substantially all of the common stock by the Control Group on September 1, 2000 (see note 2). All options granted under the Plan that were not exercised prior to such purchase were terminated.

     The Company periodically issues warrants on a one-for-one basis for the purchase of shares of its common stock. The exercise prices of the warrants are no less than the fair market value of the common stock on the dates of grant. The estimated fair market value of the warrants is measured on the date of grant (measurement date), and accounted for as part of the related transaction. In connection with the initial change in control discussed in
     Note 2, the Company agreed to grant 50,000 new warrants to the Company's former CEO on September 1, 2000. Each new warrant is convertible into one share of common stock at an exercise price of $1.00 per share exercisable from June 30, 2002 through June 30, 2008. In connection with a certain distribution agreement, the Company's distributor was granted a warrant to purchase 1% of the common stock owned by the Control Group at an aggregate exercise price of $1,000,000. That agreement was terminated in May 2001, the warrant rights were voided and the Company redeemed the distributor's 1,839,556 shares of common stock.

     Transactions related to the stock option plan are as follows:

                                                   Weighted                         Weighted
                                                   Average                          Average
                                    Year Ended     Exercise     Year Ended          Exercise
                                    August 31,      Price       August 31,            Price
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

     The Company accounts for employee stock-based transactions under Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for options issued with an exercise price equal to the market value of the common stock at the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Management believes that had compensation cost been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, there would have been no material effect on the Company's net loss and its loss per common share for the period ended August 31, 2001. The Company agreed to grant 50,000 warrants to the Company's former CEO on September 1, 2000. Each warrant is convertible into one share of common stock at an exercise price of $1.00 per share exercisable June 30, 2002 through June 30, 2008.

     As part of the Stock Purchase Agreement, subject to the limitations and restrictions described below, Mr. Kingston may, in his sole discretion, sell any or all of his 8,000,000 shares of the Company's common stock to the Company and the Company shall purchase any of the Company's common stock offered by Mr. Kingston if any of the following conditions are met (the "Put Option"): 1) If during the period September 1, 2002 to August 31, 2004, KSC's cumulative EBITDA, as defined in the Stock Purchase Agreement, is greater than $1,600,000: the Company shall have a cash put at $.125 per share; 2) If during the period September 1, 2002 to August 31, 2004, KSC's Cumulative EBITDA is greater than $2,000,000: the Company shall have a cash put at $.175 per share; 3) If during the period September 1, 2002 to August 31, 2004, KSC's cumulative EBITDA is greater than $2,400,000: the Company shall have a cash put at $.225 per share; 4) If during the period September 1, 2002 to August 31, 2004, KSC's cumulative EBITDA is greater than $3,000,000: the Company shall have a cash put at $.300 per share. Mr. Kingston may only exercise the Put Option during the period October 15, 2004 to November 30, 2004. In addition, Mr. Kingston may only exercise the Put Option if the average bid price per share during the period October 1, 2004 to October 31, 2004 is less than the proposed put price, or if the Company's stock is not listed on the OTC Bulletin Board, the New York Stock Exchange, NASDAQ or another nationally-recognized securities market or exchange during the period October 1, 2004 to October 31, 2004. Any closing on a sale of the Company's Stock to the Company shall occur within ninety (90) days of the Company's receipt of written notice from Mr. Kingston requesting exercise of his put option.

     Also as part of the Stock Purchase Agreement to acquire KSC, subject to the following contingencies, the company shall pay to Mr. Kingston the remaining purchase price amount of $250,000 (the "Post-Closing Payment") on or before December 15, 2004. The payment of the full Post-Closing Payment amount is contingent upon KSC attaining a cumulative EBIT, as defined in the Stock Purchase Agreement, of at least $2,325,000 during the period September 1, 2002 to August 31, 2004. If KSC does not attain a cumulative EBIT of at least $2,325,000 during the period September 1, 2002 to August 31, 2004 but does attain a cumulative EBIT of at least $2,125,000, the Company shall pay to Mr. Kingston a Post-Closing Payment in the amount of $150,000 on or before December 15, 2004. If KSC does not attain a cumulative EBIT of at least $2,125,000 during the period September 1, 2002 to August 31, 2004, but does attain a cumulative EBIT of at least $1,925,000, the Company shall pay to Mr. Kingston a Post-Closing Payment in the amount of $100,000 on or before December 15, 2004. If KSC does not attain a cumulative EBIT of at least $1,925,000 during the period September 1, 2002 to August 31, 2004, the Company shall not pay to Mr. Kingston any Post-Closing Payment. Notwithstanding the foregoing, the Company shall not pay any Post-Closing Payment amount if Mr. Kingston exercises the Put Option with respect to twenty-five percent (25%) or more of the Company's stock; provided, however, that if Mr. Kingston exercises the Put Option with respect to twenty-five percent (25%) or more of the Company's stock and Mr. Kingston remains employed by KSC, the Company or any Affiliate of KSC or the Company for a period of three (3) years following

     Closing, then notwithstanding Mr. Kingston's exercise of the Put Option, the Company shall pay to Mr. Kingston the Post-Closing Payment amount earned under the immediately preceding sentence (if any) within thirty (30) days following the third anniversary of Closing. As used in this Agreement, "Affiliate" shall have the meaning specified in Rule 12b-2 of the regulations promulgated under the Securities Exchange Act of 1934, as amended.

NOTE 14 - INCOME TAXES

     Reconciliation of income taxes computed at the statutory rate to the Company's effective rate is as follows:

                                                                       2002        2001
         Federal and state income tax (benefit) at statutory rate   $(824,000)  $(835,000)
         Other                                                             --      35,000
         Change in valuation allowance                                824,000     800,000
                                                                    ---------   ---------

             Provision for Income Taxes                             $      --   $      --
                                                                    =========   =========

     The significant components of the Company's deferred tax asset are as follows:

                                              August 31,      August 31,
                                                 2002            2001
     Deferred Tax Assets:
         Net operating loss carryforwards    $ 2,294,000     $ 1,225,000
         Reserves                                 52,000              --
         Deferred Revenue                         96,000              --
         Stock warrants                          170,000         145,000
         Valuation allowance                  (2,612,000)     (1,375,000)
                                             -----------     -----------

     Net Deferred Tax Asset                  $        --     $        --
                                             ===========     ===========

     At August 31, 2002, the Company's had federal tax operating loss carryforwards of approximately $6,267,000, which expire during the years of 2020, 2021 and 2022. The state tax operating loss carryforwards were approximately $2,057,000. The difference between federal and state net operating loss carryforwards represents a change in business venue.

NOTE 15 - PER SHARE DATA

     The following presents the computation of basic income (loss) per share and diluted income (loss) per share:

                                                      Year Ended    Year Ended
                                                      August 31,    August 31,
                                                         2002          2001
Net (loss)                                           $(2,075,000)  $(2,951,000)
Dividends                                                     --      (119,000)
                                                     -----------   -----------
Net Income (Loss) Available for Common
 Stockholders                                        $(2,075,000)  $(3,070,000)
                                                     ===========   ===========

Basic Income (Loss) Per Share:
    Before extraordinary credit                      $     (0.03)  $     (0.11)
    Extraordinary credit                                      --          0.06
                                                     -----------   -----------
         Total Basic Income per Share                $     (0.03)  $     (0.05)
                                                     ===========   ===========

Diluted Income (Loss) Per Share:
    Before extraordinary credit                      $     (0.03)  $     (0.11)
    Extraordinary credit                                      --          0.06
                                                     -----------   -----------
         Total Diluted Income (Loss) per Share       $     (0.03)  $     (0.05)
                                                     ===========   ===========

Shares Outstanding:
    Basic weighted average number of common shares
     outstanding                                      69,829,962    65,535,720
    Dilutive effect of conversion of options                  --            --
                                                     -----------   -----------
         Total Shares Outstanding                     69,829,962    65,535,720
                                                     ===========   ===========

     At August 31, 2002 and 2001, all common stock equivalents were anti-dilutive.

NOTE 16 - OPERATING LEASE COMMITMENTS

     The Company leases one of its office and warehouse facilities from a limited liability company in which one of the members of the control group, during the reporting period covered, was a member. The agreement expires in April 2022. The agreement includes a renewal option, which allows the Company to extend the lease term for an additional six years. In addition to base monthly rent, the agreement requires the Company to pay its proportionate share of real estate taxes, insurance, and common area maintenance expenses. The Company leases a second premise under an agreement that expires August 2005. In addition to base monthly rent, that agreement requires the Company to pay its proportionate share of common area maintenance expenses.

     Rent expense under these agreements amounted to $71,000 and $13,200 for the year ended August 31, 2002 and 2001.

     The Company is also committed to vehicle leases, which expire in August and September 2004. Lease expense under all agreements amounted to $7,000 and $0 for the years ended August 31, 2002 and 2001, respectively.

     Future minimum commitments under these agreements are as follows at August 31, 2002:

           Year Ending August 31,          Facilities           Vehicles
           ------------------------        ----------           ----------
                    2003                   $  153,000            $ 11,000
                    2004                      153,000            $ 11,000
                    2005                      153,000               1,000
                    2006                       84,000                 -0-
           Later Years (2007 - 2022)        1,232,000                 -0-
                                           ----------            --------
                                           $1,775,000            $ 23,000
                                           ==========            ========

NOTE 17 - RELATED PARTY TRANSACTIONS

     The Company buys certain products from a corporation in one of the members of the control group of the Company during the reporting period was a shareholder. Purchases from this related corporation amounted to approximately $1,000 and $0 for the years ended August 31, 2002 and 2001, respectively.

     The Company is a guarantor on two loans used for the construction of one of the buildings it currently leases from another related party. The outstanding balances of these debt obligations as reflected on the books of the related party were approximately $888,000 and $904,000 at August 31, 2002 and December 31, 2001, respectively.

NOTE 18 - CONCENTRATION OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such amounts may be in excess of the FDIC insured limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited and reserved for adequately.

NOTE 19 - ECONOMIC DEPENDENCY ON SUPPLIERS

     In its Rep and Distribution segment the Company purchased approximately 40% of its inventories from one vendor for the period August 1, 2002 to August 31, 2002. The Company did not have any inventory at August 31, 2001.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

     As part of the Stock Purchase Agreement to acquire KSC, there is a $250,000 contingent payment due on or before December 15, 2004. Subject to the following contingencies, the company shall pay to Mr. Kingston the remaining amount of $250,000 (the "Post-Closing Payment") on or before December 15, 2004. The payment of the full Post-Closing Payment amount is contingent upon KSC attaining a cumulative EBIT, as defined in the Stock Purchase Agreement, of at least $2,325,000 during the period September 1, 2002 to August 31, 2004. If KSC does not attain a cumulative EBIT of at least $2,325,000 during the period September 1, 2002 to August 31, 2004 but does attain a cumulative EBIT of at least $2,125,000, the Company shall pay to Mr. Kingston a Post-Closing Payment in the amount of $150,000 on or before December 15, 2004. If KSC does not attain a cumulative EBIT of at least $2,125,000 during the period September 1, 2002 to August 31, 2004, but does attain a cumulative EBIT of at least $1,925,000, the Company shall pay to Mr. Kingston a Post-Closing Payment in the amount of $100,000 on or before December 15, 2004. If KSC does not attain a cumulative EBIT of at least $1,925,000 during the period September 1, 2002 to August 31, 2004, the Company shall not pay to Mr. Kingston any Post-Closing Payment. Notwithstanding the foregoing, the Company shall not pay any Post-Closing Payment amount if Mr. Kingston exercises the Put Option with respect to twenty-five percent (25%) or more of the Company's stock; provided, however, that if Mr. Kingston exercises the Put Option with respect to twenty-five percent (25%) or more of the Company's stock and Mr. Kingston remains employed by KSC, the Company or any Affiliate of KSC or the Company for a period of three (3) years following Closing, then notwithstanding Mr. Kingston's exercise of the Put Option, the Company shall pay to Mr. Kingston the Post-Closing Payment amount earned under the immediately preceding sentence (if any) within thirty (30) days following the third anniversary of Closing. As used in this Agreement, "Affiliate" shall have the meaning specified in Rule 12b-2 of the regulations promulgated under the Securities Exchange Act of 1934, as amended.

NOTE 21 - EMPLOYEE BENEFIT PLAN

     The Company maintains a profit-sharing plan that covers all employees who meet the eligibility requirements set forth in the plan. Company contributions are made at management's discretion and are allocated based upon each participant's eligible compensation. The plan includes a 401(k) savings plan whereby employees can contribute and defer taxes on compensation contributed to the plan. The Company is not required to contribute to the plan but may make a discretionary contribution. The Company did not make contributions for the years ended August 31, 2002 and 2001.

NOTE 22 - SUBSEQUENT EVENTS

     Telecom Technology
     ------------------

     TTC Acquisition Company ("TTC"), an Indiana corporation and wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of Telecom Technology Corp. ("Telecom"), an Indiana corporation, and Michael W. Grothe, through an Asset Purchase Agreement effective as of September 1, 2002 ("TTC Agreement"). The assets were acquired from Telecom. Mr. Grothe is party to the TTC Agreement and is subject to an Employment Agreement. Prior to the TTC Agreement, there was no material relationship between the Company and Telecom or Mr. Grothe. Telecom provides cable and wiring solutions for interactive communication and networking data transmission. The Company has devoted the assets to its existing Telecom Infrastructure segment. The assets acquired include certain of Telecom's work-in-process, software and related assets, fixed assets, equipment and machinery, computer hardware and fixtures, a complete customer list, intellectual property, sales proposals and like documents and contracts, inventory, accounts receivable, intangible assets, prepaid expenses, cash and cash equivalents. TTC also only accepted and assumed $45,000 of specifically identified accounts payable and all of Sellers' rights and executory obligations under the Assumed Contracts to be performed after the Closing Date (excluding any obligations or liabilities of Sellers under any Assumed Contracts that were to have been performed, fulfilled or satisfied on or prior to the Closing Date). In addition to the assumed liabilities, the consideration given for the acquired assets was $125,952 cash and 450,000 restricted shares of the Company's common stock, of which 200,000 shares vested immediately and 250,000 shares are subject to adjustments as described in the TTC Agreement.

     In addition, the Company, through TTC and an Asset Purchase Agreement effective as of September 1, 2002 ("Hagan Agreement"), acquired the customer lists, and other business assets of Pat Hagan, who is being employed by TTC. The assets were acquired through Telecom. Mr. Hagan is a party to the Hagan Agreement and is subject to an Employment Agreement. Prior to the Hagan Agreement, there was no material relationship between the Company and Mr. Hagan. The consideration given for the acquired assets was $1.00 cash and 250,000 restricted shares of the Company's common stock, which are subject to adjustments as described in the Hagan Agreement.

     These two transactions were considered together as one transaction and are being accounted for using the purchase method of accounting. The results of the assets acquired from Telecom will be included in the future statements of operations commencing from the date of acquisition. Some of the values of the assets acquired have not yet been determined. As such, the aggregate purchase price of the acquisition, which amount is equal to the excess purchase price over the value of the net assets acquired, has not yet been determined.

     StarQuest Wireless
     ------------------

     StarQuest Wireless, Inc ("SWI"), an Indiana corporation and wholly-owned subsidiary of TTC, acquired certain assets of StarQuest Wireless, LLC ("SWL"), Noel Kaplan and Steve Cochran, through an agreement entered into on October 31, 2002 and effective October 9, 2002 by and among SWI, SWL, Mr. Kaplan and Mr. Cochran ("SWI Agreement"). The purchased assets and assumed liabilities were used or useful in connection with the business of selling, installing or maintaining satellite television systems. The Company has devoted the assets to its existing Telecom Infrastructure segment. The transaction was accounted for using the purchase method of accounting. The assets acquired included a complete list of customers current as of the Closing Date, all accounts receivable, all sales agency and similar agreements with satellite television providers (including, but not limited to, DirecTV, Echostar, Pegasus and Musicland), the telephone numbers used in conjunction with the sellers' operations. The Company also only accepted and assumed all of sellers' rights and executory obligations under the assumed contracts to be performed after the Closing Date (excluding any obligations or liabilities of the sellers under any assumed contracts that were to have been performed, fulfilled or satisfied on or prior to the Closing Date). The consideration given for the acquired assets was $1.00 cash and 600,000 (300,000 shares each to Cochran and Kaplan) of restricted shares of the Company's common stock, which are subject to adjustments as described in the SWI Agreement. Some of the values of the assets acquired have not yet been determined. As such, the aggregate purchase price of the acquisition, which amount is equal to the excess purchase price over the value of the net assets acquired, has not yet been determined.

NOTE 23 - SEGMENT INFORMATION

     The operations of the Company are organized around the following segments:

     o    Rep and Distribution
     o    Telecom Infrastructure Development
     o    Entertainment
     o    Holding Company

                                                                  Telecom
                                                   Rep and     Infrastructure                      Holding         Segment
                                                 Distribution    Development    Entertainment      Company         Totals
Year Ended August 31, 2002
Net revenues                                      $ 1,529,000    $   813,000     $        --     $        --     $ 2,342,000
Cost of revenues                                    1,233,000        874,000              --              --       2,107,000
                                                  -----------    -----------     -----------     -----------     -----------
Gross profit (loss)                                   296,000        (61,000)             --              --         235,000
Operating expenses
  Selling, general and administrative expenses        236,000        854,000           6,000         526,000       1,622,000
  Depreciation and amortization                        14,000         33,000              --           4,000          51,000
                                                  -----------    -----------     -----------     -----------     -----------
     Total operating expense                          250,000        887,000           6,000         530,000       1,673,000
                                                  -----------    -----------     -----------     -----------     -----------

Segment operating income (loss)                   $    46,000    $  (948,000)    $    (6,000)    $  (530,000)    $(1,438,000)
                                                  ===========    ===========     ===========     ===========     ===========

As of August 31, 2002
Cash                                              $   133,000    $   108,000     $     1,000     $    49,000     $   291,000
Accounts receivable                                 1,617,000        266,000              --         258,000       2,141,000
Purchase adjustment                                        --             --              --         600,000         600,000
Inventory, net                                        509,000             --              --              --         509,000
Other current assets                                   18,000         51,000              --          15,000          84,000
Notes receivable                                           --             --              --          30,000          30,000
Office equipment, net                                  69,000        193,000              --          19,000         281,000
Vehicles, net                                         133,000             --              --              --         133,000
Leasehold improvements, net                           156,000         10,000              --              --         166,000
Goodwill                                              876,000             --              --              --         876,000
Other intangible assets, net                          751,000             --              --              --         751,000
                                                  -----------    -----------     -----------     -----------     -----------

Total Segment Assets                              $ 4,262,000    $   628,000     $     1,000     $   971,000     $ 5,862,000
                                                  ===========    ===========     ===========     ===========     ===========


Year Ended August 31, 2001
Net revenues                                      $        --    $        --     $   425,000     $        --     $   425,000
Cost of revenues                                           --        175,000       5,206,000              --       5,381,000
                                                  -----------    -----------     -----------     -----------     -----------
Gross profit (loss)                                        --       (175,000)     (4,781,000)             --      (4,956,000)
Operating expenses
  Selling, general and administrative expenses             --         80,000       1,402,000         521,000       2,003,000
  Depreciation and amortization                            --          5,000              --           1,000           6,000
                                                  -----------    -----------     -----------     -----------     -----------
     Total operating expense                               --         85,000       1,402,000         522,000       2,009,000
                                                  -----------    -----------     -----------     -----------     -----------

Segment operating income (loss)                   $        --    $  (260,000)    $(6,183,000)    $  (522,000)    $(6,965,000)
                                                  ===========    ===========     ===========     ===========     ===========


As of August 31, 2001
Cash                                              $        --    $   305,000     $    30,000     $ 2,203,000     $ 2,538,000
Other current assets                                       --         10,000           5,000          92,000         107,000
Other assets                                               --         29,000              --         642,000         671,000
                                                  -----------    -----------     -----------     -----------     -----------

Total segment assets                              $        --    $   344,000     $    35,000     $ 2,937,000     $ 3,316,000
                                                  ===========    ===========     ===========     ===========     ===========

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  FORTUNE DIVERSIFIED INDUSTRIES, INC.



Date:     11/29/02                By: /s/ Carter M. Fortune
                                      ------------------------------------------
                                      Carter M. Fortune, Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:    11/29/02

/s/ Carter M. Fortune
---------------------------------
Carter M. Fortune, Chief Executive Officer and Chairman of the Board

/s/ Douglas E. May
---------------------------------
Douglas E. May, Chief Financial Officer,
Vice President of Finance, Secretary and Director

/s/ Robert J. Kingston
---------------------------------
Robert J. Kingston, President of Kingston Sales Corp. and Director

/s/ David A. Berry
---------------------------------
David A. Berry, Director

                                 CERTIFICATIONS


I, Carter M. Fortune, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Fortune Diversified Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  11/29/02


/s/ Carter M. Fortune
---------------------------------
Carter M. Fortune
Chief Executive Officer




I, Douglas, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Fortune Diversified Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  11/29/02

/s/ Douglas E. May
---------------------------------
Douglas E. May
Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

The consolidated financial statements of Fortune Diversified Industries, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. The integrity and objectivity of these statements, including the effect of certain estimates and judgments, is the responsibility of management.

The Company's management has established and maintains an internal control structure that is designed to provide reasonable assurance that Company assets are safeguarded, transactions are executed in accordance with management's authorization, and that the Company's financial records may be relied upon for the purpose of preparing financial statements. That system is continuously monitored and assessed by direct management review and by the Company's internal audit function. Management has concluded that the internal control structure was effective throughout the year ended December 31, 2001.

Each year, the Company's Board of Directors appoints independent accountants who audit the Company's financial statements in accordance with auditing standards generally accepted in the United States of America. Their audit includes a review of the internal control structure and tests of selected transactions with respect to financial reporting.

The Audit Review Committee of the Board of Directors, which consists of directors who are neither officers nor employees of the Company, meets regularly with management, the independent accountants and the internal auditors to review financial reporting, internal accounting controls and auditing matters. The Committee has direct and private access to both internal and external auditors.