Form 10QSB
period 2002-11-30
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2003-01-13
CIK 851249

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

Commission file number         0-19049

                      Fortune Diversified Industries, Inc.
                      ------------------------------------
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

                                 (317) 532-1374
                                 --------------
                (Issuer's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---
On January 13, 2003, there were 73,796,629 shares of the Company's Common Stock outstanding.

PART 1 - FINANCIAL INFORMATION Item 1. Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             Unaudited         Audited
                                                            November 30,      August 31,
                                                                2002            2002
CURRENT ASSETS
      Cash and equivalents                                   $   618,000     $   291,000
      Accounts receivable, net                                 2,360,000       2,141,000
      Purchase adjustment receivable                                  --         600,000
      Inventory, net                                             560,000         509,000
      Other current assets                                        57,000          84,000
                                                             -----------     -----------
          Total Current Assets                                 3,595,000       3,625,000
                                                             -----------     -----------

OTHER ASSETS
      Notes receivable                                            30,000          30,000
      Office equipment, net                                      294,000         281,000
      Vehicles, net                                              133,000         133,000
      Leasehold improvements, net                                166,000         166,000
      Goodwill                                                   946,000         876,000
      Other intangible assets, net                               724,000         751,000
                                                             -----------     -----------
          Total Other Assets                                   2,293,000       2,237,000
                                                             -----------     -----------

          TOTAL ASSETS                                       $ 5,888,000     $ 5,862,000
                                                             ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Line of credit                                         $   703,000     $ 1,277,000
      Accounts payable                                           708,000         477,000
      Current maturities of long-term debt                       442,000         442,000
      Current maturities of capital lease obligations              8,000           8,000
      Accrued payroll and related expenses                        46,000          44,000
      Accrued expenses                                           216,000         197,000
      Deferred revenue                                           331,000         241,000
                                                             -----------     -----------
          Total Current Liabilities                            2,454,000       2,686,000
                                                             -----------     -----------

LONG-TERM LIABILITIES
      Long-term debt, less current maturities                  2,513,000       2,589,000
      Capital lease obligations, less current maturities          15,000          17,000
                                                             -----------     -----------
          Total Long-term Liabilities                          2,528,000       2,606,000
                                                             -----------     -----------

STOCKHOLDERS' EQUITY
      Common stock                                               738,000         735,000
      Additional paid-in capital and warrants outstanding      6,441,000       6,441,000
      Accumulated deficit                                     (6,273,000)     (6,606,000)
                                                             -----------     -----------
          Total Stockholders' Equity                             906,000         570,000
                                                             -----------     -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 5,888,000     $ 5,862,000
                                                             ===========     ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended
                                                          November 30,     November 30,
                                                              2002            2001
REVENUES                                                   $ 3,571,000     $    20,000

COST OF REVENUES                                             2,431,000          85,000
                                                           -----------     -----------

GROSS PROFIT (LOSS)                                          1,140,000         (65,000)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                  794,000         265,000
                                                           -----------     -----------

Operating Income (Loss)                                        346,000        (330,000)
                                                           -----------     -----------

OTHER INCOME (EXPENSE)
      Interest income                                            1,000          26,000
      Interest expense                                         (38,000)             --
      Gain on investments in marketable securities, net             --         113,000
      Bad Debt Recovery                                         24,000              --
          Total Other Income (Expense)                         (13,000)        139,000
                                                           -----------     -----------

Net Gain (Loss) before Provision for Income Taxes              333,000        (191,000)

PROVISION FOR INCOME TAXES                                          --              --
                                                           -----------     -----------

NET INCOME (LOSS) ME (LOSS)                                $   333,000     $  (191,000)
                                                           ===========     ===========


BASIC EARNINGS (LOSS) PER SHARE                            $     0.005     $    (0.003)
                                                           ===========     ===========


DILUTED EARNINGS (LOSS) PER SHARE                          $     0.005     $    (0.003)
                                                           ===========     ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                   November 30,    November 30,
                                                                       2002            2001
OPERATING ACTIVITIES
    Net Income (loss)                                              $   333,000     $  (191,000)
    Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
       Depreciation and amortization                                    56,000           5,000
       Gain on sale of investments                                    (113,000)
       (Increase) decrease in certain operating assets:
          Accounts receivable                                         (219,000)        (18,000)
          Inventory                                                    (51,000)             --
          Other current assets                                          27,000          (4,000)
       Increase (decrease) in certain operating liabilities:
          Accounts payable                                             231,000           8,000
          Accrued expenses and other current liabilities                21,000              --
          Deferred revenue                                              90,000              --
                                                                   -----------     -----------
             Net Cash Provided (Used) by Operating Activities          488,000        (313,000)
                                                                   -----------     -----------

INVESTING ACTIVITIES
    Purchases of vehicles, equipment and leasehold
     improvements, net                                                 (42,000)        (18,000)
    Purchases of available for sale securities                              --      (1,095,000)
    Sales of available for sale securities                                  --         663,000
    Acquisition of productive assets and businesses, net cash          (70,000)             --
                                                                   -----------     -----------
             Net Cash Provided (Used) by Investing Activities         (112,000)       (450,000)
                                                                   -----------     -----------

FINANCING ACTIVITIES
    Collection of purchase adjustment receivables                      600,000
    Net borrowings (repayments) under line of credit                  (574,000)             --
    Net borrowings (repayments) under long-term debt                   (76,000)             --
    Net borrowings (repayments) under capital lease obligations         (2,000)             --
    Issuance of common stock                                             3,000              --
                                                                   -----------     -----------
             Net Cash Provided (Used) by Financing Activities          (49,000)             --
                                                                   -----------     -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        327,000        (763,000)

CASH AND EQUIVALENTS
    Beginning of Period                                                291,000       2,538,000
                                                                   -----------     -----------

    End of Year Period                                             $   618,000     $ 1,775,000
                                                                   ===========     ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The operating results for the three-month period ended November 30, 2002, are not necessarily indicative of the operating results to be expected for the full fiscal year.

Nature of Business: Fortune Diversified Industries, Inc. (the Company),is a Delaware corporation organized in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The Company is the parent company of Kingston Sales Corp. (KSC), PDH, Inc. (PDH), Cornerstone Wireless Services, Inc., and Cornerstone Wireless Construction Services, Inc. (Cornerstone), Murphy Development, Ltd. Women of Wrestling, Inc. (WOW), Telecom Technology Corp. (TTC), and StarQuest Wireless Services, Inc. (StarQuest).

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Revenue Recognition: In the Company's Distribution segment, revenue from the sale of products is recognized according to the terms of the sales arrangement, which is generally upon shipment. Commission revenue is recognized when realizable and earned, which is typically upon receipt of the commission payment. Payments received where there are delivery elements required to be met in order to retain those payments are recorded as deferred revenue under current or long-term liabilities, as appropriate, and taken into income when the criteria are met.

Cash and Equivalents: Cash and equivalents may include money market fund shares, bank time deposits and certificates of deposits, and other instruments with original maturities of three months or less. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has never experienced any losses in such accounts.

Supplemental Disclosures to Consolidated Statement of Cash Flows:

Interest paid                                                      $ 41,000
Acquisition of Telecom Technology and StarQuest:
Accounts receivable                                                $ 33,000
Inventory                                                            44,000
Vehicles, equipment and leasehold improvements                       22,000
Accounts payable                                                     33,000
Accrued expenses and other current liabilities                        7,000
Goodwill                                                             70,000

Property, Equipment, and Depreciation: The provision for depreciation amounted to $56,000 at November 30, 2002.

Advertising and Exploitation Costs: Advertising and exploitation costs including marketing, advertising, publicity, promotion and other distribution costs, are expensed as incurred. For the period ended November 30, 2002 the expense was $20,000.

NOTE 2 - ACQUISITIONS

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the KSC, TTC, and StarQuest acquisition had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future.

                                                 Three Months     Three Months
                                                    Ended            Ended
                                                 November 30,     November 30,
                                                    2002             2001
Net revenue                                      $  3,571,000     $  3,345,000
Cost of revenues                                    2,431,000        3,034,000
                                                 ------------     ------------
Gross profit                                        1,140,000          311,000
Operating expenses                                    794,000          591,000
                                                 ------------     -----------
Operating income (loss)                               346,000         (280,000)
Other income (expenses)                              ( 13,000)         148,000
                                                 ------------     ------------
Net Income (loss)                                     333,000         (132,000)
Dividends                                                  --               --
                                                 ------------     ------------
Net Income (Loss) Available for Common
 Stockholders                                    $    333,000     $   (132,000)
                                                   ============     ===========

Basic Income (Loss) Per Share:                   $       .005    $       (.002)
                                                 ============     ============

Diluted Income (Loss) Per Share:                 $       .005    $       (.002)

                                                 ============     ============

Shares Outstanding:

Basic weighted average number of common
shares outstanding                                 77,796,000       73,535,720
Dilutive effect of conversion of options               --               --
                                                 ------------     ------------
         Total Shares Outstanding                  77,796,000       73,535,720
                                                 ============     ============

At November 30, 2002 and 2001, all common stock equivalents were anti-dilutive.

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of Telecom Technology and StarQuest at the acquisition date:

        Accounts receivable                                     $  33,000
        Inventory                                                  44,000
        Vehicles, equipment and leasehold improvements             22,000
        Goodwill                                                   70,000
                                                                ----------
                                                                  169,000
                                                                ----------
        Accounts payable                                            33,000
        Accrued expenses and other current liabilities               7,000
                                                                ----------
                                                                    40,000
                                                                ----------
                                                                $  129,000
                                                                ==========

        Cash consideration                                      $  126,000

        Fair value of common stock consideration                     3,000
                                                                ----------
                                                                $  129,000
NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable include the following:


                                                    Unaudited          Audited
                                                   November 30,       August 31,
                                                       2002              2002
                                                    ----------       ----------
      Amounts currently due                         $2,541,000       $2,341,000
      Less allowance for doubtful accounts            (106,000)        (100,000)
      Less allowance for sales returns                 (75,000)        (100,000)
                                                    ----------       ----------
                                                    $2,360,000       $2,141,000
                                                    ==========       ==========
NOTE 4 - INVENTORIES

     Inventories reflected on the accompanying balance sheets are summarized as follows:

      Finished goods                                $  610,000       $  559,000
      Less inventory reserve                           (50,000)         (50,000)
                                                    ----------       ----------
                                                    $  560,000       $  509,000
                                                    ==========       ==========
NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment, including capital leases, is comprised of the
     Following:

                                                    Unaudited         Audited
                                                   November 30,      August 31,
                                                       2002             2002
                                                    ----------       ----------
      Office equipment                              $  354,000       $  325,000
      Vehicles                                         190,000          190,000
      Leasehold improvements                           188,000          178,000
                                                    ----------       ----------
                                                       732,000          693,000
                                                    ----------       ----------
      Less accumulated depreciation                   (139,000)        (113,000)
                                                    ----------       ----------
                                                    $  593,000       $  580,000
                                                    ==========       ==========

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as reclassified for the adoption of SFAS 142, are as follows:

                                                              HOLDING      SEGMENT
             DISTRIBUTION     TELECOM      ENTERTAINMENT      COMPANY       TOTALS
Goodwill
at August
31, 2002      $ 876,000      $     -0-       $     -0-       $     -0-    $ 876,000

Goodwill
acquired
during
quarter             -0-         70,000             -0-             -0-       70,000

Impairment
losses              -0-            -0-             -0-             -0-          -0-
              ---------      ---------       ---------       ---------    ---------
Goodwill
at November
30, 2002      $ 876,000      $  67,000       $     -0-             -0-    $ 946,000
              =========      =========       =========       =========    =========

The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets:

                                                AT NOVEMBER 30, 2002                            AT AUGUST 31, 2002
                                   ------------------------------------------      --------------------------------------
                                                                     WEIGHTED                                   WEIGHTED
                                      GROSS                          AVERAGE      GROSS                         AVERAGE
                                    CARRYING        ACCUMULATED       AMORT      CARRYING      ACCUMULATED       AMORT
                                     AMOUNT        AMORTIZATION       PERIOD      AMOUNT      AMORTIZATION       PERIOD
      Customer Relationships       $  526,000      $     16,000       10 YRS     $526,000      $      4,000       10 YRS
      Non-compete                     234,000            20,000        4 YRS      234,000             5,000        4 YRS
                                   ----------      ------------       ------     --------      ------------       ------
      Total                        $  760,000      $     36,000        8 YRS     $760,000      $      9,000        8 YRS
                                   ==========      ============       ======     ========      ============

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

NOTE 7 - LINES OF CREDIT

The Company has a $1,500,000 line of credit available through July 31, 2003. Interest on the line is charged at 2.40% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to approximately $703,000 at November 30, 2002 and $1,277,000 at August 31, 2002.

The Company also has a $250,000, unsecured line of credit with a Stockholder. There were no outstanding borrowings at November 30, 2002 or August 31, 2002, respectively.

NOTE 8 - LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                Unaudited         Audited
                                                                               November 30       August 31,
                                                                                   2002             2002
                                                                                ----------       ----------
     Notes payable to financial institutions:

       $3,000,000 reducing revolving loan with monthly line reductions equal to
       1/84th of the loan amount per month for the first 59 months, with a balloon payment due at maturity 7/31/07. Interest is variable at 2.40%
       plus one-month LIBOR. The loan is secured by the business assets of
       Kingston Sales Corp., with a second lien on assets pledged
       by a shareholder                                                         $2,929,000       $3,005,000

       Due in monthly installments of $434, including interest at 4.9% Through
       January 2005.
       Secured by a vehicle                                                     $   12,000       $   12,000

       Due in monthly installments of $418, including interest at 9.03% through
       December 2004.
       Secured by a vehicle                                                     $   10,000       $   10,000

       Due in monthly installments of $563, including interest at 9% through
       March 2003.
       Secured by a vehicle                                                         $4,000       $    4,000
                                                                                ----------       ----------
                                                                                $2,955,000       $3,031,000
       Less current maturities                                                  $ (442,000)      $ (442,000)
                                                                                ----------       ----------
                                                                                $2,513,000       $2,589,000
                                                                                ==========       ==========

Principal payments due on long-term debt outstanding at November 30, 2002, are approximately as follows:

           Year Ending August 31,
           ------------------------
                  2003                                     $  442,000
                  2004                                        273,000
                  2005                                        236,000
                  2006                                        212,000
                  2007                                      1,792,000
                                                           ----------
                                                           $2,955,000
                                                           ==========
NOTE 9 - CAPITAL LEASES

Long-term leases relating to the financing of fixed assets are accounted for as installment purchases. The following is an analysis of fixed assets and obligations under capital leases:


                                                    Unaudited         Audited
                                                   November 30,      August 31,
                                                       2002             2002
                                                    ----------       ----------
      Equipment                                        $26,000          $26,000
      Less allowance for depreciation                   (2,000)          (1,000)
                                                    ----------       ----------
                                                       $24,000          $25,000
                                                    ==========       ==========

Following is a schedule of future minimum lease payments due under the capital lease obligations together with the present value of net minimum lease payments as of November 30, 2002:

           Year Ending August 31,
           ------------------------
                  2003                                                $  8,000
                  2004                                                  10,000
                  2005                                                   8,000
                                                                    ----------
           Total minimum lease payments                                 26,000
           Less amounts representing interest                            3,000
                                                                    ----------
           Present value of net minimum lease payments                  23,000
           Less current portion                                         (8,000)
                                                                    ----------
           Long-term portion                                           $15,000
                                                                    ==========

NOTE 10 - STOCKHOLDERS' EQUITY

     The following are the details of the Company's common stock as of November 30, 2002 and August 31, 2002:

                                              Number of Shares
                                   Authorized       Issued     Outstanding      Amount
      November 30, 2002 (Unaudited)
         Common stock, $0.01 par
          value                    500,000,000    73,796,629    73,796,629    $  738,000
                                                                              ==========

      August 31, 2002 (Audited)
         Common stock, $0.01 par
          value                    500,000,000    73,496,629    73,496,629    $  735,000
                                                                              ==========

NOTE 11 - INCOME TAXES

Reconciliation of income taxes computed at the statutory rate to the Company's effective rate is as follows:

                                                                  Three Months
                                                                      Ended       Year End
                                                                   November 30,   August 31
                                                                       2002         2002
         Federal and state income tax (benefit) at statutory rate   $(151,000)   $(824,000)
         Other                                                         22,000          --
         Change in valuation allowance                               (129,000)     824,000
                                                                    ---------    ---------

             Provision for Income Taxes                             $      --    $      --
                                                                    =========    =========

     The significant components of the Company's deferred tax asset are as follows:

                                             November 30,     August 31,
                                                 2002            2002
     Deferred Tax Assets:
         Net operating loss carryforwards    $ 2,137,000     $ 2,294,000
         Reserves                                 44,000          52,000
         Deferred Revenue                        132,000          96,000
         Stock warrants                          170,000         170,000
         Valuation allowance                  (2,483,000)     (2,612,000)
                                             -----------     -----------

     Net Deferred Tax Asset                  $        --     $        --
                                             ===========     ===========

At August 31, 2002, the Company's had federal tax operating loss carryforwards of approximately $5,889,000, which expire during the years of 2020, 2021 and 2022. The state tax operating loss carryforwards were approximately $1,679,000. The difference between federal and state net operating loss carryforwards represents a change in business venue.

NOTE 12 - PER SHARE DATA

     The following presents the computation of basic income (loss) per share and diluted income (loss) per share:

                                                      Unaudited           Unaudited
                                                 Three Months Ended  Three Months Ended
                                                     November 30,        November 30,
                                                        2002               2001
Net Income(loss)                                     $   333,000        $  (191,000)
Dividends                                                     --                 --
                                                     -----------        -----------
Net Income (Loss) Available for Common
 Stockholders                                        $   333,000        $  (191,000)
                                                     ===========        ===========

Basic Income (Loss) Per Share:                       $    0.005         $     (.003)

Diluted Income (Loss) Per Share:                     $    0.005         $     (.003)


Shares Outstanding:
    Basic weighted average number of common shares
     outstanding                                      73,796,629         69,496,629
    Dilutive effect of conversion of options                  --                 --
                                                     -----------        -----------
         Total Shares Outstanding                     73,796,629         69,496,629
                                                     ===========        ===========

At November 30, 2002 and November 30, 2001, all common stock equivalents were anti-dilutive.

NOTE 13 - ECONOMIC DEPENDENCY ON SUPPLIERS

In its Distribution segment the Company purchased approximately 40% of its inventories from one vendor for the three months ended November 30, 2002.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

As part of the Stock Purchase Agreement to acquire KSC, there is a $250,000 contingent payment due on or before December 15, 2004, to Mr. Kingston.

NOTE 15 - SEGMENT INFORMATION


                                                Distribution      Telecom      Entertainment      Company         Totals
Three Months Ended November 30, 2002
Revenues                                        $ 2,558,000     $ 1,013,000     $        --     $        --     $ 3,571,000
Cost of revenues                                 (1,821,000)       (610,000)             --              --      (2,431,000)
Selling, general and administrative expenses       (347,000)       (315,000)             --        (132,000)       (794,000)
                                                -----------     -----------     -----------     -----------     -----------

Segment Operating Income (Loss)                 $   390,000     $    88,000     $        --     $  (132,000)    $   346,000
                                                ===========     ===========     ===========     ===========     ===========


As of November 30, 2002
Cash                                            $   578,000     $    19,000     $     1,000     $    20,000     $   618,000
Accounts receivable                               1,615,000         744,000              --           1,000       2,360,000
Purchase adjustment                                      --
Inventory, net                                      516,000          44,000              --              --         560,000
Other current assets                                 10,000              --              --          47,000          57,000
Notes receivable                                         --              --              --          30,000          30,000
Office equipment, net                                71,000         202,000              --          21,000         294,000
Vehicles, net                                       133,000              --              --              --         133,000
Leasehold improvements, net                         147,000          19,000              --              --         166,000
Goodwill                                            876,000          70,000              --              --         946,000
Other intangible assets, net                        724,000              --              --              --         724,000
                                                -----------     -----------     -----------     -----------     -----------

Total Segment Assets                            $ 4,670,000     $ 1,098,000     $     1,000     $   119,000     $ 5,888,000
                                                ===========     ===========     ===========     ===========     ===========



Three Months Ended November 30, 2001
Revenues                                        $        --     $    20,000     $        --     $        --     $    20,000
Cost of revenues                                         --         (85,000)             --              --         (85,000)
Selling, general and administrative expenses             --        (159,000)         (5,000)       (101,000)       (265,000)
                                                -----------     -----------     -----------     -----------     -----------

Segment Operating Loss                          $        --     $  (224,000)    $    (5,000)    $  (101,000)    $  (330,000)
                                                ===========     ===========     ===========     ===========     ===========


As of August 31, 2002
Cash                                            $   133,000     $   108,000     $     1,000     $    49,000     $   291,000
Accounts receivable                               1,617,000         266,000              --         258,000       2,141,000
Purchase adjustment                                      --              --              --         600,000         600,000
Inventory, net                                      509,000              --              --              --         509,000
Other current assets                                 18,000          51,000              --          15,000          84,000
Notes receivable                                         --              --              --          30,000          30,000
Office equipment, net                                69,000         193,000              --          19,000         281,000
Vehicles, net                                       133,000              --              --              --         133,000
Leasehold improvements, net                         156,000          10,000              --              --         166,000
Goodwill                                            876,000              --              --              --         876,000
Other intangible assets, net                        751,000              --              --              --         751,000
                                                -----------     -----------     -----------     -----------     -----------

Total Segment Assets                            $ 4,262,000     $   628,000     $     1,000     $   971,000     $ 5,862,000
                                                ===========     ===========     ===========     ===========     ===========

Item 2. Management's Discussion And Analysis Or Plan Of Operations.

     This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of Fortune Diversified Industries, Inc. (the "Company"), its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, those risks and uncertainties are discussed under the headings "Risk Factors" and "Management's Discussion and Analysis Or Plan of Operations," in the Company's Form 10-KSB40 for the fiscal year ended August 31, 2002 as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited financial statements of the Company and related notes set forth elsewhere herein.

     The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements, including the notes thereto, contained elsewhere in this report.

     Fortune Diversified Industries, Inc. (formerly known as WOW Entertainment, Inc. and prior to that American Gaming & Entertainment, Ltd.), is a Delaware corporation incorporated in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and such subsidiaries unless the context otherwise requires. The Company is the parent company of PDH, Inc.; Cornerstone Wireless Services, Inc.; Cornerstone Wireless Construction Services, Inc., Kingston Sales Corp., Telecom Technology Corp., StarQuest Wireless Services, Inc.; Women of Wrestling, Inc.; and Murphy Development, Ltd. Prior to 2000, the Company owned equity interests in various properties that were utilized in casino gaming projects. The Company is no longer seeking to develop gaming projects. The Company's primary operating focus shifted in the past year from the entertainment industry to the telecommunication and distribution industry. Because of the Company's change in operating focus and expanded current and future anticipated holdings, the Company changed its name from "WOW Entertainment, Inc." to "Fortune Diversified Industries, Inc." and stock Symbol from WOWI to FDVI effective August 16, 2001. As a result in this change in operating focus, the Company amended its certificate of incorporation to change its name from WOW Entertainment, Inc. to Fortune Diversified Industries, Inc. and changed its stock symbol from WOWI to FDVI, effective August 16, 2001.

     The Company's current operating focus is achieved through its Distribution Segment (Kingston Sales Corporation) and its Telecom Segment (PDH, Inc., Cornerstone Wireless Services, Inc., Cornerstone Wireless Construction Services, Inc., Telecom Technology Corp, and StarQuest Wireless Services, Inc.).

Distribution Segment
--------------------

     The Company's Distribution segment is conducted through its Kingston Sales Corporation ("Kingston") subsidiary, which is a distributor for prominent national companies in the electronic, sound, security, and video markets. Kingston offers the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems. Kingston's role as a distributor is to serve as the mutually beneficial link between the customer and the manufacturer. By working closely with each, Kingston is able to provide strong customer service and develop a solid relationship with vendors.

     Products and manufacturers represented by Kingston include, but are not limited to, Dedicated Micros (Video Multiplexers & Digital Video Recorders); Lowell Manufacturing (Speakers, cabinets, and accessories); Lucasey (Mounts and television accessories); Net TV (Multimedia Digital Displays); Panasonic Presentation (LCD Projectors & Plasma); R.L. Drake (Video distribution products); RCA Commercial Products (Television and Satellite products); Securitron Maganlock Corp.(Electromagnetic door locking systems); TOA Electronics, Inc. (Sound, paging, and background music products); Video Alarm CCT (Housing and mounts); West Penn Wire (Wire, cable, connectors, and fiber optics).

Telecom Segment
---------------

     The Company's Telecom segment is conducted through its PDH, Inc. ("PDH"), Cornerstone Wireless Services, Inc., ("Cornerstone") Cornerstone Wireless Construction Services, Inc., ("Cornerstone Construction") Telecom Technology Corp. ("TTC") and StarQuest Wireless Services, Inc. ("StarQuest"). The Company can assist its customers with the telecom site development process from network infrastructure real estate planning including site acquisition, architectural and engineering services through infrastructure construction, as well as marketing and management. PDH's business strategy is to offer a full range of network infrastructure real estate development services to the telecommunications industry, among other types of real estate network critical industries. PDH intends to provide its clients with the most experienced personnel and deliver the highest level of services, systems and support necessary to achieve its clients' goals and objectives on a local, regional or national basis.

     PDH's focus is to meet the demanding timelines associated with the development of a network by ensuring that each individual site reaches the construction phase as quickly as possible. This is achieved by avoiding costly delays up-front through effective management of the site acquisition process with its site development real estate professionals. PDH's full service list of network real estate development services includes program management, site acquisition, zoning and permitting, architectural & engineering design, construction management, co-location facilitation, environmental services, lease capitalization, lease renegotiation, site marketing and asset management. Cornerstone specializes in engineering and architectural services for the telecommunications industry and the real estate development industry.

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

     TTC specializes in the design, engineering and installation of structured cabling systems for the commercial marketplace. In addition to these services, they also sell telecommunications equipment, mainly telephone systems.

     StarQuest is a leading provider of premium communication/ information services, including digital satellite television, high speed (broadband) Internet, both wired and wireless, exclusively to the United States multi-dwelling unit (MDU) marketplace.

     Murphy Development, Ltd., is a commercial and retail real estate development company. On July 2, 2001, the Company purchased Murphy Development, Ltd. from Carter Fortune, the Company's largest shareholder, and Julie Fisbeck, who is the sister of John Fisbeck, one of the members of the Control Group. The primary assets of Murphy Development, Ltd the past fiscal year were pre-acquisition development costs of a northeast Ohio commercial development, including several options to purchase real estate. In August, 2001, Murphy Development, Ltd. exercised the options. However, it did not close on the real estate due to the unavailability of financing under terms acceptable to Murphy Development, Ltd. and the lack of a commitment from a major anchor tenant. The options expired at the end of 2001. Starting with the reporting period ended February 28, 2002, the company consolidated its Murphy Development financial information in with its telecom segment.

Competition
-----------

     The markets in which the Company operates are highly competitive, requiring substantial resources and skilled and experienced personnel. The Company competes with other independent contractors and distributor firms in most of the geographic markets in which it operates, and several of its competitors are large companies that have greater financial, technical and marketing resources than the Company does. In addition, there are relatively few barriers to entry into the industries in which the Company operates and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor.

     Management believes that a significant portion of the Company's revenue will be derived from direct bidding on products as well as unit price agreements, and price will often be an important factor in the award of such business and agreements. Accordingly, the Company could be underbid by its competitors in an effort by them to procure such business. The Company believes that as demand for its products and services increases, customers will increasingly consider other factors in choosing a distributor and service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which management of the Company believes will benefit it. There can be no assurance, however, that the Company's competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to the Company's services, or that the Company will be able to maintain or enhance its competitive position.

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

Intellectual Property
---------------------

     The Company's subsidiary Kingston Sales Corp. is engaged in the distribution business for consumer and commercial electronic products. Kingston is a party to distribution agreements with certain suppliers, but is not otherwise a party to any agreement which would constitute a franchise, concession or royalty agreements.

     The Company owns, controls or claims ownership of certain intellectual property rights associated with its business, including trademark rights in the "WOW Women of Wrestling" name (which is the subject of a U.S. service mark registration) and in the Company's logos and character names of performers (for which a number of applications for federal registration have been filed); rights in characters portrayed by performers; publicity rights of performers with respect to their performances; and copyrights in recorded performances, events, programs, advertisements and promotional materials. The Company also claims a proprietary interest in all confidential or trade secret information relating to its businesses. The Company does not have any patents or patent rights.

RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2002 AND NOVEMBER 30, 2001

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                               Distribution       Telecom      Entertainment      Company          Totals
Three Months Ended November 30, 2002
Revenues                                        $ 2,558,000     $ 1,013,000     $        --     $        --     $ 3,571,000
Cost of revenues                                 (1,821,000)       (610,000)             --              --      (2,431,000)
Selling, general and administrative expenses       (347,000)       (315,000)             --        (132,000)       (794,000)
                                                -----------     -----------     -----------     -----------     -----------

Segment Operating Income (Loss)                 $   390,000     $    88,000     $        --     $  (132,000)    $   346,000
                                                ===========     ===========     ===========     ===========     ===========


As of November 30, 2002
Cash                                            $   578,000     $    19,000     $     1,000     $    20,000     $   618,000
Accounts receivable                               1,615,000         744,000              --           1,000       2,360,000
Purchase adjustment                                      --
Inventory, net                                      516,000          44,000              --              --         560,000
Other current assets                                 10,000              --              --          47,000          57,000
Notes receivable                                         --              --              --          30,000          30,000
Office equipment, net                                71,000         202,000              --          21,000         294,000
Vehicles, net                                       133,000              --              --              --         133,000
Leasehold improvements, net                         147,000          19,000              --              --         166,000
Goodwill                                            876,000          70,000              --              --         946,000
Other intangible assets, net                        724,000              --              --              --         724,000
                                                -----------     -----------     -----------     -----------     -----------

Total Segment Assets                            $ 4,670,000     $ 1,098,000     $     1,000     $   119,000     $ 5,888,000
                                                ===========     ===========     ===========     ===========     ===========



Three Months Ended November 30, 2001
Revenues                                        $        --     $    20,000     $        --     $        --     $    20,000
Cost of revenues                                         --         (85,000)             --              --         (85,000)
Selling, general and administrative expenses             --        (159,000)         (5,000)       (101,000)       (265,000)
                                                -----------     -----------     -----------     -----------     -----------

Segment Operating Loss                          $        --     $  (224,000)    $    (5,000)    $  (101,000)    $  (330,000)
                                                ===========     ===========     ===========     ===========     ===========


As of August 31, 2002
Cash                                            $   133,000     $   108,000     $     1,000     $    49,000     $   291,000
Accounts receivable                               1,617,000         266,000              --         258,000       2,141,000
Purchase adjustment                                      --              --              --         600,000         600,000
Inventory, net                                      509,000              --              --              --         509,000
Other current assets                                 18,000          51,000              --          15,000          84,000
Notes receivable                                         --              --              --          30,000          30,000
Office equipment, net                                69,000         193,000              --          19,000         281,000
Vehicles, net                                       133,000              --              --              --         133,000
Leasehold improvements, net                         156,000          10,000              --              --         166,000
Goodwill                                            876,000              --              --              --         876,000
Other intangible assets, net                        751,000              --              --              --         751,000
                                                -----------     -----------     -----------     -----------     -----------

Total Segment Assets                            $ 4,262,000     $   628,000     $     1,000     $   971,000     $ 5,862,000
                                                ===========     ===========     ===========     ===========     ===========

Revenues and Earnings
---------------------

Revenues for the three months ended November 30, 2002 were $3,571,000, compared to $20,000 for the three months ended November 30, 2001, a 17,700% increase. This increase was primarily due to the Company's Distribution segment revenues of $2,558,000 which was acquired in July 2002. In addition to the increase in revenues from the Distribution segment there was an increase in revenues in the Telecom segment of $993,000 due primarily to the acquisition of PDH, Inc. in January 2002, Telecom Technology Corp. in September 2002 and StarQuest Wireless Services, Inc. in October 2002. During the quarter ended November 30, 2002 the Company recorded operating earnings in the amount of $333,000.

Costs and Expenses

Cost of revenues were $2,431,000 for the three months ended November 30, 2002 compared to $85,000 for the three months ended November 30, 2001. This increase was primarily due to the Company's Distribution segment expenses of $1,821,000 which was acquired in July 2002. In addition to the increase in expenses from the Distribution segment there was an increase in expenses in the Telecom segment of $525,000 due primarily to the acquisition of PDH, Inc. in January 2002, Telecom Technology Corp. in September 2002 and StarQuest Wireless Services, Inc. in October 2002.

Selling, general and administrative expenses were $794,000 for the three months ended November 30, 2002, compared to $265,000 for the three months ended November 30, 2001. The increase in expenses was primarily due to the Company's Distribution segment expenses of $347,000 which was acquired in July 2002. In addition to the increase in expenses from the Distribution segment there was an increase in expenses in the Telecom segment of $315,000 due primarily to the acquisition of PDH in January 2002, TTC in September 2002 and StarQuest in October 2002.

In the Holding Company, there was an increase of $31,000 in selling, general and administrative expenses for the three months ended November 30, 2002 compared to the same period in the previous fiscal year. This increase was primarily related to an increase in employees.

Interest income for the three months ended November 30, 2002 was approximately $1,000, compared to $26,000 for the three months ended November 30, 2001, resulting in a decrease of $25,000. This decrease was primarily due to a decrease in funds held in money market accounts and accrued interest income from employee held recourse promissory notes.

Interest expense for the three months ended November 30, 2002 was approximately $38,000, compared to $0 for the three months ended November 30, 2001. The increase was due to the financing of Company's Distribution segment acquired in July 2002. The Company obtained a $3,000,000 reducing revolving loan which is amortized over 7 years, with a loan balloon payment due at end of a 5 year term. In addition the Company obtained a $1,500,000 line of credit facility. As of November 30, 2002, $2,929,000 was outstanding on the reducing revolving loan and $703,000 was outstanding on the line of credit.

Gains on investments in marketable securities, net for the three months ended November 30, 2002 was $0 as compared to $113,000 for the three months ended November 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2002, the Company reported cash of approximately $618,000. In June 2002, the Company entered into a one year, 5% demand note for $250,000 with Carter M. Fortune, the Company's Chairman and CEO. There were no outstanding borrowings on the note as of November 30, 2002. In July 2002, the Company obtained a $3,000,000 reducing revolving loan with which is amortized over 7 years, with a balloon payment due at the end of a 5 year term. In addition the Company obtained a $1,500,000 line of credit facility. As of November 30, 2002, the Company had $2,929,000 outstanding on the reducing revolving loan and $703,000 outstanding on the line of credit, respectively.

Management is making every effort to increase earnings and decrease expenses. Due to seasonal effects on the current Company's infrastructure, management anticipates a weak fiscal second quarter. However, with the Company's current segment and subsidiary mix, management expects the fiscal fourth quarter to be the Company's strongest. The Company's management believes that its capital resources will be adequate to satisfy its cash requirements over the next 12 months.

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

The Company's short and long term capital requirements will depend upon many factors, including whether it acquires and/or operates other businesses, the operating success of its Telecom Infrastructure Development segment and Distribution segment. Many of these and other factors are beyond the Company's control.

Over the next 12 months, the Company plans to hire additional employees. However, the hiring of these employees will be approximately correlated, as a percentage, with an increase in operating revenue.

For the three months ended November 30, 2002, cash flows provided by operating activities were $488,000, as compared to cash flows used for operating activities of $313,000 for the three months ended November 30, 2001. The change is primarily due to the net profits associated with the Distribution and Telecom segments.

For the three months ended November 30, 2002, cash flows used for investing activities were $112,000, as compared to $450,000 for the three months ended November 30, 2001. The decrease in cash flows used in this period is primarily due to a decrease in investments in marketable securities.

For the three months ended November 30, 2002, cash flows used for financing activities were $49,000 as compared to $0 for the three months ended November 30, 2001. The increase was primarily related payments to payments made on the Company's line of credit and reducing revolving loan.

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

     None

Item 3. Defaults upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     Effective as of December 31, 2002 Douglas E. May's employment as Chief Financial Officer, Vice President of Finance and Corporate Secretary and as a Director of Fortune Diversified Industries, Inc. and all of its subsidiaries was terminated.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit    Number    Description

     None

(b) Reports on Form 8-K.

     The following reports were filed by the Company during the first quarter of fiscal year 2002-2003: None

                                 CERTIFICATIONS

           I, Carter M. Fortune, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Fortune Diversified Industries, Inc., as amended;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Fortune Diversified Industries, Inc. as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for Fortune Diversified Industries, Inc. and I have done the following:

     a) designed such disclosure controls and procedures to ensure that material information relating to Fortune Diversified Industries, Inc. is made known to us by others within Fortune Diversified Industries, Inc., particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of Fortune Diversified Industries, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to Fortune Diversified Industries, Inc.'s auditors and the audit committee of Fortune Diversified Industries, Inc.'s board of directors (or persons performing similar functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect Fortune Diversified Industries, Inc.'s ability to record, process, summarize and report financial data and have identified for Fortune Diversified Industries, Inc.'s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in Fortune Diversified Industries, Inc.'s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


1/13/03                    /s/ Carter M. Fortune
Date                       ------------------------------------------
                           Carter M. Fortune, Chief Executive Officer

                                  CERTIFICATION

          I, Amy Schumacher, principal financial officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Fortune Diversified Industries, Inc., as amended;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Fortune Diversified Industries, Inc. as of, and for, the periods presented in this quarterly report;

4. Fortune Diversified Industries, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for Fortune Diversified Industries, Inc. and we have done the following:

     a) designed such disclosure controls and procedures to ensure that material information relating to Fortune Diversified Industries, Inc. is made known to us by others within Fortune Diversified Industries, Inc., particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of Fortune Diversified Industries, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Fortune Diversified Industries, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Fortune Diversified Industries, Inc.'s auditors and the audit committee of Fortune Diversified Industries, Inc.'s board of directors (or others performing similar functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect Fortune Diversified Industries, Inc.'s ability to record, process, summarize and report financial data and have identified for Fortune Diversified Industries, Inc.'s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in Fortune Diversified Industries, Inc.'s internal controls; and

6. Fortune Diversified Industries, Inc.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

1/13/03                /s/ Amy Schumacher
Date                   --------------------------------------------------------
                       Amy Schumacher, principal financial officer (Controller)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Fortune Diversified Industries, Inc., a Delaware corporation, (the "Company") on Form 10-QSB for the period ending November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carter M. Fortune, Chief Executive Officer of the Company, certify the following pursuant to Section 18, U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

1/13/03   /s/ Carter M. Fortune        1/13/02    /s/ Amy Schumacher
-------   ---------------------        -------    ------------------
Date      Carter M. Fortune,           Date       Amy Schumacher, principal
          Chief Executive Officer                 financial officer (Controller)