Form 10QSB
period 2003-02-28
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2003-04-14
CIK 851249

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---
On April 14, 2003, there were 73,596,629 shares of the Company's Common Stock outstanding.

PART 1 - FINANCIAL INFORMATION Item 1. Financial Statements.


              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            Unaudited        Audited
                                                           February 28,     August 31,
                                                              2003             2002
CURRENT ASSETS
     Cash and equivalents                                  $   155,000    $   291,000
     Accounts receivable, net                                2,054,000      2,141,000
     Purchase adjustment receivable                                 --        600,000
     Inventory, net                                            830,000        509,000
     Other current assets                                       70,000         69,000
                                                           -----------    -----------
         Total Current Assets                                3,109,000      3,610,000
                                                           -----------    -----------

OTHER ASSETS
     Notes receivable                                               --         30,000
     Office equipment, net                                     326,000        281,000
     Vehicles, net                                             234,000        133,000
     Leasehold improvements, net                               168,000        166,000
     Loan origination fees, net                                 15,000         15,000
     Goodwill                                                  946,000        876,000
     Other intangible assets, net                              696,000        751,000
                                                           -----------    -----------
         Total Other Assets                                  2,385,000      2,252,000
                                                           -----------    -----------

         TOTAL ASSETS                                      $ 5,494,000    $ 5,862,000
                                                           ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                        $   796,000    $ 1,277,000
     Accounts payable                                          527,000        477,000
     Current maturities of long-term debt                      455,000        442,000
     Current maturities of capital lease obligations             8,000          8,000
     Accrued payroll and related expenses                       38,000         44,000
     Accrued expenses                                           99,000        197,000
     Deferred revenue                                          136,000        241,000
                                                           -----------    -----------
         Total Current Liabilities                           2,059,000      2,686,000
                                                           -----------    -----------

LONG-TERM LIABILITIES
     Long-term debt, less current maturities                 2,444,000      2,589,000
     Capital lease obligations, less current maturities         13,000         17,000
                                                           -----------    -----------
         Total Long-term Liabilities                         2,457,000      2,606,000
                                                           -----------    -----------

STOCKHOLDERS' EQUITY
     Common stock                                              736,000        735,000
     Additional paid-in capital and warrants outstanding     6,413,000      6,441,000
     Accumulated deficit                                    (6,171,000)    (6,606,000)
                                                           -----------    -----------
         Total Stockholders' Equity                            978,000        570,000
                                                           -----------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 5,494,000    $ 5,862,000
                                                           ===========    ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                         February 28,    February 28,
                                                              2003           2002
REVENUES                                                  $ 3,362,000    $    71,000

COST OF REVENUES                                            2,406,000        197,000
                                                          -----------    -----------

GROSS PROFIT (LOSS)                                           956,000       (126,000)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                 818,000        432,000
                                                          -----------    -----------

OPERATING INCOME (LOSS)                                       138,000       (558,000)
                                                          -----------    -----------

OTHER INCOME (EXPENSE)
     Interest income                                           (1,000)        16,000
     Interest expense                                         (35,000)            --
     Gains on investments in marketable securities, net            --         95,000
     Net loss on sale of assets                                    --         (4,000)
                                                          -----------    -----------
         Total Other Income (Expense)                         (36,000)       107,000
                                                          -----------    -----------

Net Income (Loss) before Provision for Income Taxes           102,000       (451,000)

PROVISION FOR INCOME TAXES                                         --             --
                                                          -----------    -----------

NET INCOME (LOSS)                                         $   102,000    $  (451,000)
                                                          ===========    ===========


BASIC INCOME (LOSS) PER SHARE                             $      0.00    $     (0.01)
                                                          ===========    ===========


DILUTED INCOME (LOSS) PER SHARE                           $      0.00    $     (0.01)
                                                          ===========    ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Six Months Ended
                                                          February 28,   February 28,
                                                              2003           2002
REVENUE                                                   $ 6,933,000    $    91,000

COST OF REVENUE                                             4,837,000        282,000
                                                          -----------    -----------

GROSS PROFIT (LOSS)                                         2,096,000       (191,000)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES               1,612,000        696,000
                                                          -----------    -----------

OPERATING INCOME (LOSS)                                       484,000       (887,000)

OTHER INCOME (EXPENSE)
     Interest income                                               --         42,000
     Interest expense                                         (73,000)            --
     Gains on investments in marketable securities, net            --        208,000
     Net loss on sale of assets                                    --         (4,000)
     Bad Debt Recovery                                         24,000             --
                                                          -----------    -----------
         Total Other Income (Expense)                         (49,000)       246,000
                                                          -----------    -----------

Net Income (Loss) before Provision for Income Taxes           435,000       (641,000)

PROVISION FOR INCOME TAXES                                         --             --
                                                          -----------    -----------

NET INCOME (LOSS)                                         $   435,000    $  (641,000)
                                                          ===========    ===========


BASIC INCOME (LOSS) PER SHARE                             $      0.01    $     (0.01)
                                                          ===========    ===========


DILUTED INCOME (LOSS) PER SHARE                           $      0.01    $     (0.01)
                                                          ===========    ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                   February 28,   February 28,
                                                                       2003           2002
OPERATING ACTIVITIES
     Net income (loss)                                             $   102,000    $  (451,000)
     Adjustments to reconcile net income (loss) to net cash used by operating activities:
        Depreciation and amortization                                   61,000          5,000
        Net loss on sale of assets                                          --          4,000
        Net realized gain from sale of available for sale
         securities                                                         --        (95,000)
        Changes in certain operating assets and liabilities:
            Accounts receivable                                        306,000       (436,000)
            Merchandise inventories                                   (270,000)            --
            Other current assets                                       (28,000)        10,000
            Accounts payable, accrued expenses and other
             current liabilities                                      (306,000)       (94,000)
            Deferred revenue                                          (195,000)            --
                                                                   -----------    -----------
               Net Cash Used by Operating Activities                  (330,000)    (1,057,000)
                                                                   -----------    -----------

INVESTING ACTIVITIES
     Purchases of vehicles, equipment and leasehold
      improvements, net                                               (168,000)      (205,000)
     Purchases of available for sale securities                             --     (1,723,000)
     Proceeds from sale of available for sale securities                    --      1,345,000
                                                                   -----------    -----------
               Net Cash Used by Investing Activities                  (168,000)      (583,000)
                                                                   -----------    -----------

FINANCING ACTIVITIES
     Net borrowings on line of credit                                   93,000             --
     Borrowings on long-term debt                                       23,000             --
     Repayments on long-term debt                                      (79,000)            --
     Repayments of capital lease obligations                            (2,000)            --
                                                                   -----------    -----------
               Net Cash Provided by Financing Activities                35,000             --
                                                                   -----------    -----------

NET DECREASE IN CASH                                                  (463,000)    (1,640,000)

CASH
     Beginning of Period                                               618,000      1,775,000
                                                                   -----------    -----------

     End of Period                                                 $   155,000    $   135,000
                                                                   -----------    -----------

SUPPLEMENTAL DISCLOSURES

     Interest paid                                                 $    37,000    $        --
                                                                   ===========    ===========
     Noncash investing and financing activities:
      Unrealized net loss on marketable securities                 $        --    $  (398,000)
                                                                   ===========    ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six Months Ended
                                                                   February 28,   February 28,
                                                                       2003          2002
OPERATING ACTIVITIES
     Net income (loss)                                             $   435,000    $  (641,000)
     Adjustments to reconcile net income (loss) to net cash used by operating activities:
        Depreciation                                                   117,000         10,000
        Net loss on sale of assets                                          --          4,000
        Net realized gain from sale of available for sale
         securities                                                         --       (208,000)
        Changes in certain operating assets and liabilities:
            Accounts receivable                                         87,000       (454,000)
            Merchandise inventories                                   (321,000)            --
            Other current assets                                        (1,000)         5,000
            Accounts payable, accrued expenses and other
             current liabilities                                       (54,000)       (86,000)
            Deferred revenue                                          (105,000)            --
                                                                   -----------    -----------
               Net Cash Provided (Used) by Operating Activities        158,000     (1,370,000)
                                                                   -----------    -----------

INVESTING ACTIVITIES
     Purchases of vehicles, equipment and leasehold
      improvements, net                                               (210,000)      (223,000)
     Purchases of available for sale securities                             --     (2,818,000)
     Proceeds from sale of available for sale securities                    --      2,008,000
     Acquisition of productive assets and businesses, net cash         (70,000)            --
                                                                   -----------    -----------
               Net Cash Used by Investing Activities                  (280,000)    (1,033,000)
                                                                   -----------    -----------

FINANCING ACTIVITIES
     Collection of purchase adjustment receivables                     600,000             --
     Net repayments on line of credit                                 (481,000)            --
     Borrowings on long-term debt                                       23,000             --
     Repayments on long-term debt                                     (155,000)            --
     Repayments of capital lease obligations                            (4,000)            --
     Issuance of common stock                                            3,000             --
                                                                   -----------    -----------

               Net Cash Used by Financing Activities                   (14,000)            --
                                                                   -----------    -----------

NET DECREASE IN CASH                                                  (136,000)    (2,403,000)

CASH
     Beginning of Period                                               291,000      2,538,000
                                                                   -----------    -----------

     End of Period                                                 $   155,000    $   135,000
                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES
     Interest paid                                                 $    78,000             --
                                                                   ===========    ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The operating results for the six-month period ended February 28, 2003, are not necessarily indicative of the operating results to be expected for the full fiscal year.

Nature of Business: Fortune Diversified Industries, Inc. (the Company),is a Delaware corporation organized in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The Company is the parent company of Kingston Sales Corp. (Kingston), PDH, Inc. (PDH), Cornerstone Wireless Services, Inc., and Cornerstone Wireless Construction Services, Inc. (Cornerstone), Murphy Development, Ltd. Women of Wrestling, Inc. (WOW), Telecom Technology Corp. (TTC), and StarQuest Wireless Services, Inc. (StarQuest).

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

Supplemental Disclosures to Consolidated Statement of Cash Flows:

                                                       Six Months Ended
                                                   February 28,   February 28,
                                                       2003           2002
                                                   ------------   ------------
Noncash investing and financing activities:
 Unrealized net loss on marketable securities              -        (266,000)
Acquisition of Telecom Technology and StarQuest:
Accounts receivable                                 $ 33,000               -
Inventory                                             44,000               -
Vehicles, equipment and leasehold improvements        22,000               -
Accounts payable                                      33,000               -
Accrued expenses and other current liabilities         7,000               -
Goodwill                                              70,000               -

During the period ended February 28, 2003, the Company purchased 200,000 shares of the Company's stock in lieu of a $30,000 note receivable due from a former employee.

Property, Equipment, and Depreciation: The provision for depreciation amounted to $62,000 at February 28, 2003.

Advertising and Exploitation Costs: Advertising and exploitation costs including marketing, advertising, publicity, promotion and other distribution costs, are expensed as incurred. For the six month period ended February 28, 2003 the expense was $38,000.

NOTE 2 - ACQUISITIONS

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the Kingston, TTC, and StarQuest acquisition had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future.

                                                  Six Months       Six Months
                                                     Ended            Ended
                                                  February 28,     February 28,
                                                      2003             2002
                                                 -------------    -------------
Net revenue                                      $  6,933,000     $  5,895,000
Cost of revenues                                    4,837,000        5,086,000
                                                 ------------     ------------
Gross profit                                        2,096,000          809,000
Operating expenses                                  1,612,000        1,496,000
                                                 ------------     ------------
Operating income (loss)                               484,000         (687,000)
Other income (expenses)                               (49,000)         259,000
                                                 ------------     ------------
Net Income (loss)                                     435,000         (428,000)
Dividends                                                  --               --
                                                 ------------     ------------
Net Income (Loss) Available for Common
 Stockholders                                    $    435,000     $   (428,000)
                                                 ============     ============

Basic Income (Loss) Per Share:                   $        .01    $        (.01)
                                                 ============     ============

Diluted Income (Loss) Per Share:                 $        .01    $        (.01)
                                                 ============     ============

Shares Outstanding:

Basic weighted average number of common
shares outstanding                                 73,526,629       73,535,720
Dilutive effect of conversion of options               --               --
                                                 ------------     ------------
         Total Shares Outstanding                  73,526,629       73,535,720
                                                 ============     ============

At February 28, 2002, all common stock equivalents were anti-dilutive.

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of Telecom Technology and StarQuest at the acquisition date:

        Accounts receivable                                     $   33,000
        Inventory                                                   44,000
        Vehicles, equipment and leasehold improvements              22,000
        Goodwill                                                    70,000
                                                                ----------
                                                                   169,000
                                                                ----------
        Accounts payable                                            33,000
        Accrued expenses and other current liabilities               7,000
                                                                ----------
                                                                    40,000
                                                                ----------
                                                                $  129,000
                                                                ==========

        Cash consideration                                      $  126,000

        Fair value of common stock consideration                     3,000
                                                                ----------
                                                                $  129,000
                                                                ==========
NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable include the following:


                                                    Unaudited          Audited
                                                   February 28,       August 31,
                                                       2003              2002
                                                    ----------       ----------
      Amounts currently due                         $2,170,000       $2,341,000
      Less allowance for doubtful accounts            (106,000)        (100,000)
      Less allowance for sales returns                 (10,000)        (100,000)
                                                    ----------       ----------
                                                    $2,054,000       $2,141,000
                                                    ==========       ==========
NOTE 4 - INVENTORIES

     Inventories reflected on the accompanying balance sheets are summarized as follows:
                                                    Unaudited          Audited
                                                   February 28,       August 31,
                                                       2003              2002
                                                    ----------       ----------
      Finished goods                                $  880,000       $  559,000
      Less inventory reserve                           (50,000)         (50,000)
                                                    ----------       ----------
                                                    $  830,000       $  509,000
                                                    ==========       ==========
NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment, including capital leases, is comprised of the following:

                                                    Unaudited         Audited
                                                   February 28,      August 31,
                                                       2003             2002
                                                    ----------       ----------
      Office equipment                              $  437,000       $  325,000
      Vehicles                                         311,000          190,000
      Leasehold improvements                           184,000          178,000
                                                    ----------       ----------
                                                       932,000          693,000
                                                    ----------       ----------
      Less accumulated depreciation                   (204,000)        (113,000)
                                                    ----------       ----------
                                                    $  728,000       $  580,000
                                                    ==========       ==========

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as reclassified for the adoption of SFAS 142, are as follows:

                                                                 HOLDING    SEGMENT
                DISTRIBUTION     TELECOM      ENTERTAINMENT      COMPANY    TOTALS
Goodwill
at August
30, 2002         $ 876,000      $    -0-       $     -0-       $     -0-   $ 876,000

Goodwill
acquired during
quarter end
November
30, 2002               -0-      $  70,000            -0-             -0-   $  70,000

Impairment
losses                 -0-            -0-             -0-             -0-        -0-
                 ---------      ---------       ---------       ---------  ---------
Goodwill
at February
28, 2003         $ 876,000      $  70,000       $     -0-             -0-  $ 946,000
                 =========      =========       =========       =========  =========

The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets:

                                                AT FEBRUARY 28, 2003                    AT AUGUST 31, 2002
                                   ------------------------------------------   -------------------------------------
                                                                   WEIGHTED                                  WEIGHTED
                                    GROSS                          AVERAGE      GROSS                        AVERAGE
                                   CARRYING      ACCUMULATED        AMORT      CARRYING      ACCUMULATED      AMORT
                                    AMOUNT       AMORTIZATION       PERIOD      AMOUNT      AMORTIZATION      PERIOD
      Customer Relationships       $526,000      $     30,000       10 YRS     $526,000      $      4,000     10 YRS
      Non-compete                   234,000            34,000        4 YRS      234,000             5,000      4 YRS
                                   --------      ------------       ------     --------      ------------     ------
      Total                        $760,000      $     64,000        8 YRS     $760,000      $      9,000      8 YRS
                                   ========      ============       ======     ========      ============     ======

Amortization expense on intangible assets currently owned by the Company for each of the next five fiscal years are approximately as follows:

           Year Ending August 31,
           ----------------------
                  2003                                     $  111,000
                  2004                                        111,000
                  2005                                        111,000
                  2006                                        106,000
                  2007                                         53,000

NOTE 7 - LINES OF CREDIT

The Company has a $1,500,000 line of credit available through July 31, 2003. Interest on the line is charged at 2.40% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to approximately $796,000 at February 28, 2003 and $1,277,000 at August 31, 2002.

The Company also has a $250,000, unsecured line of credit with a Stockholder. There were no outstanding borrowings at February 28, 2003 or August 31, 2002, respectively.

NOTE 8 - LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                Unaudited         Audited
                                                                               February 28,       August 31,
                                                                                   2003             2002
                                                                                ----------       ----------
     Notes payable to financial institutions:

       $3,000,000 reducing revolving loan with monthly line reductions equal to
       1/84th of the loan amount per month for the first 59 months, with a balloon payment due at maturity 7/31/07. Interest is variable at 2.40%
       plus one-month LIBOR. The loan is secured by the business assets of
       Kingston Sales Corp., with a second lien on assets pledged
       by a shareholder                                                         $2,866,000       $3,005,000

       Due in monthly installments of $434, including interest at 4.9% Through
       January 2005.
       Secured by a vehicle                                                     $   10,000       $   12,000

       Due in monthly installments of $418, including interest at 9.03% through
       December 2004.
       Secured by a vehicle                                                     $    9,000       $   10,000

       Due in monthly installments of $563, including interest at 9% through
       March 2003.
       Secured by a vehicle                                                     $        0       $    4,000

       Due in monthly installments of $295, including interest at 7.24% through
       October 2007.
       Secured by a vehicle                                                     $   14,000       $        0

                                                                                ----------       ----------
                                                                                $2,899,000       $3,031,000
       Less current maturities                                                  $ (455,000)      $ (442,000)
                                                                                ----------       ----------
                                                                                $2,444,000       $2,589,000
                                                                                ==========       ==========

Principal payments due on long-term debt outstanding at February 28, 2003, are approximately as follows:

           Year Ending August 31,
           ------------------------
                  2003                                     $  455,000
                  2004                                        441,000
                  2005                                        435,000
                  2006                                        432,000
                  2007                                      1,136,000
                                                           ----------
                                                           $2,899,000
                                                           ==========
NOTE 9 - CAPITAL LEASES

Long-term leases relating to the financing of fixed assets are accounted for as installment purchases. The following is an analysis of fixed assets and obligations under capital leases:


                                                    Unaudited         Audited
                                                   February 28,      August 31,
                                                       2003             2002
                                                    ----------       ----------
      Equipment                                        $26,000          $26,000
      Less allowance for depreciation                   (6,000)          (1,000)
                                                    ----------       ----------
                                                       $20,000          $25,000
                                                    ==========       ==========

Following is a schedule of future minimum lease payments due under the capital lease obligations together with the present value of net minimum lease payments as of February 28, 2003:

           Year Ending August 31,
           ------------------------
                  2003                                                $  5,000
                  2004                                                  10,000
                  2005                                                   8,000
                                                                    ----------
           Total minimum lease payments                                 23,000
           Less amounts representing interest                            2,000
                                                                    ----------
           Present value of net minimum lease payments                  21,000
           Less current portion                                          8,000
                                                                    ----------
           Long-term portion                                           $13,000
                                                                    ==========

NOTE 10 - STOCKHOLDERS' EQUITY

     The following are the details of the Company's common stock as of February 28, 2003 and August 31, 2002:

                                              Number of Shares
                                   Authorized       Issued     Outstanding      Amount
      February 28, 2003 (Unaudited)
         Common stock, $0.01 par
          value                    500,000,000    73,596,629    73,596,629    $  736,000
                                                                              ==========

      August 31, 2002 (Audited)
         Common stock, $0.01 par
          value                    500,000,000    73,496,629    73,496,629    $  735,000
                                                                              ==========

NOTE 11 - INCOME TAXES

Reconciliation of income taxes computed at the statutory rate to the Company's effective rate is as follows:

                                                                    Six Months
                                                                      Ended       Year End
                                                                   February 28,   August 31
                                                                       2003         2002
         Federal and state income tax (benefit) at statutory rate   $(132,000)   $(824,000)
         Other                                                       (115,000)          --
         Change in valuation allowance                                247,000      824,000
                                                                    ---------    ---------

             Provision for Income Taxes                             $      --    $      --
                                                                    =========    =========

     The significant components of the Company's deferred tax asset are as follows:

                                             February 28,     August 31,
                                                 2003            2002
     Deferred Tax Assets:
         Net operating loss carryforwards    $ 2,187,000     $ 2,294,000
         Capital loss carryforwards              376,000              --
         Reserves                                 72,000          52,000
         Deferred Revenue                         61,000          96,000
         Stock warrants                          190,000         170,000
         Property and Equipment                  (64,000)             --
         Intangible Assets                       (92,000)             --
         Valuation allowance                  (2,730,000)     (2,612,000)
                                             -----------     -----------

     Net Deferred Tax Asset                  $        --     $        --
                                             ===========     ===========

At February 28, 2003, the Company's had federal tax operating loss carryforwards of approximately $5,354,527, which expire during the years of 2020, 2021 and 2022. The state tax operating loss carryforwards were approximately $1,292,250. The difference between federal and state net operating loss carryforwards represents a change in business venue.

NOTE 12 - PER SHARE DATA

     The following presents the computation of basic income (loss) per share and diluted income (loss) per share:

                                                      Unaudited           Unaudited
                                                 Three Months Ended  Three Months Ended
                                                     February 28,        February 28,
                                                        2003               2002
Net Income(loss)                                     $   102,000        $  (451,000)
Dividends                                                     --                 --
                                                     -----------        -----------
Net Income (Loss) Available for Common
 Stockholders                                        $   102,000        $  (451,000)
                                                     ===========        ===========

Basic Income (Loss) Per Share:                       $    0.00          $    (.01)

Diluted Income (Loss) Per Share:                     $    0.00         $     (.01)


Shares Outstanding:
    Basic weighted average number of common shares
     outstanding                                      73,526,629         69,496,629
    Dilutive effect of conversion of options                  --                 --
                                                     -----------        -----------
         Total Shares Outstanding                     73,526,629         69,496,629
                                                     ===========        ===========

At February 28, 2002, all common stock equivalents were anti-dilutive.

                                                      Unaudited           Unaudited
                                                  Six Months Ended    Six Months Ended
                                                     February 28,        February 28,
                                                        2003                2002
Net Income(loss)                                     $   435,000        $  (641,000)
Dividends                                                     --                 --
                                                     -----------        -----------
Net Income (Loss) Available for Common
 Stockholders                                        $   435,000        $  (641,000)
                                                     ===========        ===========

Basic Income (Loss) Per Share:                       $      0.01       $       (.01)

Diluted Income (Loss) Per Share:                     $      0.01       $       (.01)


Shares Outstanding:
    Basic weighted average number of common shares
     outstanding                                      73,526,629         69,496,629
    Dilutive effect of conversion of options                  --                 --
                                                     -----------        -----------
         Total Shares Outstanding                     73,526,629         69,496,629
                                                     ===========        ===========

At February 28, 2002, all common stock equivalents were anti-dilutive.


NOTE 13 - ECONOMIC DEPENDENCY ON SUPPLIERS

In its Distribution segment the Company purchased approximately 40% of its inventories from one vendor for the six months ended February 28, 2003.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

As part of the Stock Purchase Agreement to acquire Kingston, there is a $250,000 contingent payment due on or before December 15, 2004, to Mr. Kingston.

NOTE 15 - SEGMENT INFORMATION

                                                              Telecom Site                    Holding        Segment
                                               Distribution   Development   Entertainment     Company        Totals
Three Months Ended February 28, 2003
Revenues                                       $ 2,278,000    $ 1,084,000    $        --    $        --    $ 3,362,000
Cost of revenues                                (1,747,000)      (659,000)            --             --     (2,406,000)
Selling, general and administrative expenses      (284,000)      (399,000)        (2,000)      (133,000)      (818,000)
                                               -----------    -----------    -----------    -----------    -----------

Segment Operating Income (Loss)                $   247,000    $    26,000    $    (2,000)   $  (133,000)   $   138,000
                                               ===========    ===========    ===========    ===========    ===========

Six Months Ended February 28, 2003
Revenues                                       $ 4,836,000    $ 2,097,000    $        --    $        --    $ 6,933,000
Cost of revenues                                (3,568,000)    (1,269,000)            --             --     (4,837,000)
Selling, general and administrative expenses      (631,000)      (714,000)        (2,000)      (265,000)    (1,612,000)
                                               -----------    -----------    -----------    -----------    -----------

Segment Operating Income (Loss)                $   637,000    $   114,000    $    (2,000)   $  (265,000)   $   484,000
                                               ===========    ===========    ===========    ===========    ===========

As of February 28, 2003
Cash                                           $   137,000    $    17,000    $     1,000    $        --    $   155,000
Accounts receivable                              1,236,000        816,000          2,000             --      2,054,000
Inventory, net                                     745,000         85,000             --             --        830,000
Other current assets                                16,000         30,000             --         24,000         70,000
Notes receivable                                        --             --             --             --             --
Office equipment, net                               89,000        210,000             --         27,000        326,000
Vehicles, net                                      114,000        120,000             --             --        234,000
Leasehold improvements, net                        154,000         14,000             --             --        168,000
Loan origination fees, net                          15,000             --             --             --         15,000
Goodwill                                           876,000         70,000             --             --        946,000
Other intangible assets, net                       696,000             --             --             --        696,000
                                               -----------    -----------    -----------    -----------    -----------

Total Segment Assets                           $ 4,078,000    $ 1,362,000    $     3,000    $    51,000    $ 5,494,000
                                               ===========    ===========    ===========    ===========    ===========

Three Months Ended February 28, 2002
Revenues                                       $        --    $    71,000    $        --    $        --    $    71,000
Cost of revenues                                        --       (197,000)            --             --       (197,000)
Selling, general and administrative expenses            --       (290,000)            --       (142,000)      (432,000)
                                               -----------    -----------    -----------    -----------    -----------

Segment Operating Loss                         $        --    $  (416,000)   $        --    $  (142,000)   $  (558,000)
                                               ===========    ===========    ===========    ===========    ===========

Six Months Ended February 28, 2002
Revenues                                       $        --    $    91,000    $        --    $        --    $    91,000
Cost of revenues                                        --       (282,000)            --             --       (282,000)
Selling, general and administrative expenses            --       (448,000)        (5,000)      (243,000)      (696,000)
                                               -----------    -----------    -----------    -----------    -----------

Segment Operating Loss                         $        --    $  (639,000)   $    (5,000)   $  (243,000)   $  (887,000)
                                               ===========    ===========    ===========    ===========    ===========

As of August 31, 2002
Cash                                           $   133,000    $   108,000    $     1,000    $    49,000    $   291,000
Accounts receivable                              1,617,000        266,000             --        258,000      2,141,000
Purchase adjustment receivable                          --             --             --        600,000        600,000
Inventory, net                                     509,000             --             --             --        509,000
Other current assets                                18,000         51,000             --         15,000         84,000
Notes receivable                                        --             --             --         30,000         30,000
Office equipment, net                               69,000        193,000             --         19,000        281,000
Vehicles, net                                      133,000             --             --             --        133,000
Leasehold improvements, net                        156,000         10,000             --             --        166,000
Goodwill                                           876,000             --             --             --        876,000
Other intangible assets, net                       751,000             --             --             --        751,000
                                               -----------    -----------    -----------    -----------    -----------

Total Segment Assets                           $ 4,262,000    $   628,000    $     1,000    $   971,000    $ 5,862,000
                                               ===========    ===========    ===========    ===========    ===========

Item 2. Management's Discussion And Analysis Or Plan Of Operations.

     This document contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of Fortune Diversified Industries, Inc. (the "Company"), its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, those risks and uncertainties are discussed under the headings "Risk Factors" and "Management's Discussion and Analysis Or Plan of Operations," in the Company's Form 10-KSB for the fiscal year ended August 31, 2002 as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited financial statements of the Company and related notes set forth elsewhere herein.


     Fortune Diversified Industries, Inc. (formerly known as WOW Entertainment, Inc. and prior to that American Gaming & Entertainment, Ltd.), is a Delaware corporation incorporated in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and such subsidiaries unless the context otherwise requires. The Company is the parent company of PDH, Inc.; Cornerstone Wireless Services, Inc.; Cornerstone Wireless Construction Services, Inc.; Kingston Sales Corp.; Telecom Technology Corp.; StarQuest Wireless Services, Inc.; Women of Wrestling, Inc.; and Murphy Development, Ltd. Prior to 2000, the Company owned equity interests in various properties that were utilized in casino gaming projects. The Company is no longer seeking to develop gaming projects. The Company's primary operating focus shifted in the past year from the entertainment industry to the telecommunication and distribution industry. Because of the Company's change in operating focus and expanded current and future anticipated holdings, the Company changed its name from "WOW Entertainment, Inc." to "Fortune Diversified Industries, Inc." and stock Symbol from WOWI to FDVI effective August 16, 2001.

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

     Products and manufacturers represented by Kingston include, but are not limited to, Dedicated Micros (Video Multiplexers & Digital Video Recorders); Lowell Manufacturing (Speakers, cabinets, and accessories); Lucasey (Mounts and television accessories); Net TV (Multimedia Digital Displays); Panasonic Presentation (LCD Projectors & Plasma); R.L. Drake (Video distribution products); RCA Commercial Products (Television and Satellite products); Securitron Maganlock Corp.(Electromagnetic door locking systems); TOA Electronics, Inc. (Sound, paging, and background music products); Video Alarm CCT (Housing and mounts); West Penn Wire (Wire, cable, connectors, and fiber optics). Starting in February 2003 Kingston started a national alliance with ASA, Audiovox Specialized Applications, to offer the latest in mobile electronics for the bus/coach sector.

Telecom Segment
---------------

     The Company's Telecom segment is conducted through its PDH, Inc. ("PDH"), Cornerstone Wireless Services, Inc. ("Cornerstone"), Cornerstone Wireless Construction Services, Inc. ("Cornerstone Construction"), Telecom Technology Corp. ("TTC") and StarQuest Wireless Services, Inc. ("StarQuest"). The Company can assist its customers with the telecom site development process from network infrastructure real estate planning including site acquisition, architectural and engineering services through infrastructure construction, as well as marketing and management. PDH's business strategy is to offer a full range of network infrastructure real estate development services to the telecommunications industry, among other types of real estate network critical industries. PDH intends to provide its clients with the most experienced personnel and deliver the highest level of services, systems and support necessary to achieve its clients' goals and objectives on a local, regional or national basis.

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

Revenues and Earnings
---------------------

Revenues for the three months ended February 28, 2003 were $3,362,000, compared to $71,000 for the three months ended February 28, 2002, a 4,600% increase. This increase was primarily due to the Company's Distribution segment (acquired in July 2002) revenues of $2,278,000. Also there was an increase in revenues in the Telecom segment of $1,013,000 due primarily to the acquisition of PDH, Inc. in January 2002, Telecom Technology Corp. in September 2002 and StarQuest Wireless Services, Inc. in October 2002. During the quarter ended February 28, 2003 the Company recorded net earnings in the amount of $102,000.

Costs and Expenses
------------------

Cost of revenues were $2,406,000 for the three months ended February 28, 2003 compared to $197,000 for the three months ended February 28, 2002. This increase was primarily due to the Company's Distribution segment (acquired in July 2002) expenses of $1,747,000. Also there was an increase in expenses in the Telecom segment of $462,000 due primarily to the acquisition of PDH, Inc. in January 2002, Telecom Technology Corp. in September 2002 and StarQuest Wireless Services, Inc. in October 2002.

Selling, general and administrative expenses were $818,000 for the three months ended February 28, 2003, compared to $432,000 for the three months ended February 28, 2002. The increase in expenses was primarily due to the Company's Distribution segment (acquired in July 2002) expenses of $284,000. Also there was an increase in expenses in the Telecom segment of $109,000 due primarily to the acquisition of PDH in January 2002, TTC in September 2002 and StarQuest in October 2002.

In the Holding Company, there was a decrease of $9,000 in selling, general and administrative expenses for the three months ended February 28, 2003 compared to the same period in the previous fiscal year. This decrease was primarily related to a decrease in professional fees.

Interest income for the three months ended February 28, 2003 was approximately $0, compared to $16,000 for the three months ended February 28, 2002. This decrease was primarily due to a decrease in funds held in money market accounts and accrued interest income from employee held recourse promissory notes.

Interest expense for the three months ended February 28, 2003 was approximately $35,000, compared to $0 for the three months ended February 28, 2002. The increase was due to the financing of Company's Distribution segment acquired in July 2002. The Company obtained a $3,000,000 reducing revolving loan which is amortized over 7 years, with a loan balloon payment due at end of a 5 year term. In addition the Company obtained a $1,500,000 line of credit facility. As of February 28, 2003, $2,866,000 was outstanding on the reducing revolving loan and $796,000 was outstanding on the line of credit.

Gains on investments in marketable securities, net for the three months ended February 28, 2003 was $0 as compared to $95,000 for the three months ended February 28, 2002.

Revenues and Earnings
---------------------

Revenues for the six months ended February 28, 2003 were $6,933,000, compared to $91,000 for the six months ended February 28, 2002, a 7,500% increase. This increase was primarily due to the Company's Distribution segment (acquired in July 2002) revenues of $4,836,000. Also there was an increase in revenues in the Telecom segment of $2,006,000 due primarily to the acquisition of PDH, Inc. in January 2002, Telecom Technology Corp. in September 2002 and StarQuest Wireless Services, Inc. in October 2002. During the six months ended February 28, 2003 the Company recorded net earnings in the amount of $435,000.

Costs and Expenses
-------------------

Cost of revenues were $4,837,000 for the six months ended February 28, 2003 compared to $282,000 for the six months ended February 28, 2002. This increase was primarily due to the Company's Distribution segment (acquired in July 2002) expenses of $3,568,000. Also there was an increase in expenses in the Telecom segment of $987,000 due primarily to the acquisition of PDH, Inc. in January 2002, Telecom Technology Corp. in September 2002 and StarQuest Wireless Services, Inc. in October 2002.

Selling, general and administrative expenses were $1,612,000 for the six months ended February 28, 2003, compared to $696,000 for the six months ended February 28, 2002. The increase in expenses was primarily due to the Company's Distribution segment (acquired in July 2002) expenses of $631,000. Also there was an increase in expenses in the Telecom segment of $266,000 due primarily to the acquisition of PDH in January 2002, TTC in September 2002 and StarQuest in October 2002.

In the Holding Company, there was an increase of $22,000 in selling, general and administrative expenses for the six months ended February 28, 2003 compared to the same period in the previous fiscal year. This increase was primarily related to an increase in employees.

Interest income for the six months ended February 28, 2003 was approximately
$0, compared to $42,000 for the six months ended February 8, 2002. This decrease was primarily due to a decrease in funds held in money market accounts and accrued interest income from employee held recourse promissory notes.

Interest expense for the six months ended February 28, 2003 was approximately $73,000, compared to $0 for the six months ended February 28, 2002. The increase was due to the financing of Company's Distribution segment acquired in July 2002. The Company obtained a $3,000,000 reducing revolving loan which is amortized over 7 years, with a loan balloon payment due at end of a 5 year term. In addition the Company obtained a $1,500,000 line of credit facility. As of February 28, 2003, $2,866,000 was outstanding on the reducing revolving loan and $796,000 was outstanding on the line of credit.

Gains on investments in marketable securities, net for the six months ended February 28, 2003 was $0 as compared to $208,000 for the six months ended February 28, 2002.


LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2003, the Company reported cash of approximately $155,000. In June 2002, the Company entered into a one year, 5% demand note for $250,000 with Carter M. Fortune, the Company's Chairman and CEO. There were no outstanding borrowings on the note as of February 28, 2003. In July 2002, the Company obtained a $3,000,000 reducing revolving loan which is amortized over 7 years, with a balloon payment due at the end of a 5 year term. In addition the Company obtained a $1,500,000 line of credit facility. As of February 28, 2003, the Company had $2,866,000 outstanding on the reducing revolving loan and $796,000 outstanding on the line of credit, respectively.

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

For the six months ended February 28, 2003, cash flows provided from operating activities were $158,000, as compared to cash flows used for operating activities of $1,370,000 for the six months ended February 28, 2002. The change is primarily due to the increase in operating profits of $1,390,000 in the Distribution and Telecom segments. The company's distribution segment includes Kingston which was acquired in July 2002 and reported $637,000 operating income six months ended February 28, 2002. The company's telecom segment reported $114,000 operating income for the six months ended February 28,2003 as compared to $639,000 operating loss for the six months ended February 28, 2002.

For the six months ended February 28, 2003, cash flows used for investing activities were $280,000, as compared to $1,033,000 for the six months ended February 28, 2002. The decrease in cash flows used in this period is primarily due to a decrease in investments in marketable securities.

For the six months ended February 28, 2003, cash flows used for financing activities were $14,000 as compared to $0 for the six months ended November 30, 2002. The increase was primarily related payments to payments made on the Company's line of credit and reducing revolving loan.

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


4/11/03                    /s/ Carter M. Fortune
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

4/11/03                /s/ Amy Schumacher
Date                   --------------------------------------------------------
                       Amy Schumacher, principal financial officer (Controller)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Fortune Diversified Industries, Inc., a Delaware corporation, (the "Company") on Form 10-QSB for the period ending February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carter M. Fortune, Chief Executive Officer of the Company, certify the following pursuant to Section 18, U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

4/11/03   /s/ Carter M. Fortune        4/11/03    /s/ Amy Schumacher
-------   ---------------------        -------    ------------------
Date      Carter M. Fortune,           Date       Amy Schumacher, principal
          Chief Executive Officer                 financial officer (Controller)