Form 10QSB
period 2003-05-31
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2003-07-15
CIK 851249

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---
On July 14, 2003, there were 93,656,237 shares of the Company's Common Stock outstanding.

PART 1 - FINANCIAL INFORMATION Item 1. Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                ASSETS

                                                              Unaudited         Audited
                                                                May 31         August 31,
                                                                 2003             2002
CURRENT ASSETS
     Cash and equivalents                                    $   196,000      $   291,000
     Accounts receivable, net                                  2,672,000        2,141,000
     Purchase adjustment receivable                                   --          600,000
     Inventory, net                                              844,000          509,000
     Other current assets                                        123,000           69,000
                                                             -----------      -----------
        Total Current Assets                                   3,835,000        3,610,000
                                                             -----------      -----------

OTHER ASSETS
     Notes receivable                                                 --           30,000
     Office equipment, net                                       306,000          281,000
     Vehicles, net                                               123,000          133,000
     Leasehold improvements, net                                 155,000          166,000
     Loan origination fees, net                                   12,000           15,000
     Goodwill                                                    946,000          876,000
     Other intangible assets, net                                668,000          751,000
                                                             -----------      -----------
        Total Other Assets                                     2,210,000        2,252,000
                                                             -----------      -----------

        TOTAL ASSETS                                         $ 6,045,000      $ 5,862,000
                                                             ===========      ===========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                          $ 1,333,000      $ 1,277,000
     Accounts payable                                            492,000          477,000
     Current maturities of long-term debt                        441,000          442,000
     Current maturities of capital lease obligations               8,000            8,000
     Accrued payroll and related expenses                         67,000           44,000
     Accrued expenses                                            147,000          197,000
     Deferred revenue                                            187,000          241,000
     Related party unearned revenue                               41,000               --
                                                             -----------      -----------
        Total Current Liabilities                              2,716,000        2,686,000
                                                             -----------      -----------

LONG-TERM LIABILITIES
     Long-term debt, less current maturities                   2,304,000        2,589,000
     Capital lease obligations, less current maturities           11,000           17,000
                                                             -----------      -----------
        Total Long-term Liabilities                            2,315,000        2,606,000
                                                             -----------      -----------

STOCKHOLDERS' EQUITY
     Common stock                                                736,000          735,000
     Additional paid-in capital and warrants outstanding       6,413,000        6,441,000
     Accumulated deficit                                      (6,135,000)      (6,606,000)
                                                             -----------      -----------
        Total Stockholders' Equity                             1,014,000          570,000
                                                             -----------      -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 6,045,000      $ 5,862,000
                                                             ===========      ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                               May 31,          May 31,
                                                                2003             2002
REVENUES                                                     $ 3,385,000      $   394,000

COST OF REVENUES                                               2,484,000          301,000
                                                             -----------      -----------

GROSS PROFIT                                                     901,000           93,000

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                    881,000          351,000
                                                             -----------      -----------

Operating Income (Loss)                                           20,000         (258,000)
                                                             -----------      -----------

OTHER INCOME (EXPENSE)
     Interest income                                                  --            6,000
     Interest expense                                            (41,000)          (5,000)
     Losses on investments in marketable securities, net              --          (39,000)
     Loss on sale of assets                                           --          (19,000)
     Bad debt expense                                                 --          (25,000)
     Other income                                                 57,000               --
                                                             -----------      -----------
         Total Other Income (Expense)                             16,000          (82,000)
                                                             -----------      -----------

Net Income (Loss) before Provision for Income Taxes               36,000         (340,000)

PROVISION FOR INCOME TAXES                                            --               --
                                                             -----------      -----------

NET INCOME (LOSS)                                            $    36,000      $  (340,000)
                                                             ===========      ===========


BASIC INCOME (LOSS) PER SHARE                                $        --      $     (0.01)
                                                             ===========      ===========


DILUTED INCOME (LOSS) PER SHARE                              $        --      $     (0.01)
                                                             ===========      ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                               May 31,           May 31,
                                                                2003              2002
REVENUES                                                    $ 10,318,000      $    485,000

COST OF REVENUES                                               7,321,000           593,000
                                                            ------------      ------------

GROSS PROFIT (LOSS)                                            2,997,000          (108,000)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                  2,493,000         1,037,000
                                                            ------------      ------------

Operating Income (Loss)                                          504,000        (1,145,000)

OTHER INCOME (EXPENSE)
     Interest income                                                  --            50,000
     Interest expense                                           (114,000)           (5,000)
     Gains on investments in marketable securities, net               --           168,000
     Gain (loss) on sale of assets                                    --           (23,000)
     Bad debt recovery (expense)                                  24,000           (26,000)
     Other income                                                 57,000                --
                                                            ------------      ------------
         Total Other Income (Expense)                            (33,000)          164,000
                                                            ------------      ------------

Net Income (Loss) before Provision for Income Taxes              471,000          (981,000)

PROVISION FOR INCOME TAXES                                            --                --
                                                            ------------      ------------

NET INCOME (LOSS)                                           $    471,000      $   (981,000)
                                                            ============      ============


BASIC INCOME (LOSS) PER SHARE                               $       0.01      $      (0.01)
                                                            ============      ============


DILUTED INCOME (LOSS) PER SHARE                             $       0.01      $      (0.01)
                                                            ============      ============

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                       May 31,        May 31,
                                                                        2003           2002
OPERATING ACTIVITIES
     Net income (loss)                                               $  36,000      $(340,000)
     Adjustments to reconcile net income (loss) to net cash used by operating activities:
        Depreciation and amortization                                   82,000         12,000
        Net loss on sale of assets                                          --         19,000
        Net realized loss from sale of available for
          sale securities                                                   --         39,000
        Changes in certain operating assets
         and liabilities:
            Accounts receivable                                       (618,000)        88,000
            Merchandise inventories                                    (14,000)            --
            Other current assets                                       (52,000)        38,000
            Accounts payable, accrued expenses and other
             current liabilities                                        84,000       (106,000)
            Deferred revenue                                            51,000             --
                                                                     ---------      ---------
               Net Cash Used by Operating Activities                  (431,000)      (250,000)
                                                                     ---------      ---------

INVESTING ACTIVITIES
     Purchases of vehicles, equipment and leashold                      (9,000)        (3,000)
             improvements, net
     Proceeds from sale of office equipment                            100,000         15,000
     Purchases of available for sale securities                             --       (355,000)
     Proceeds from sales of available for sale securities                   --        578,000
                                                                     ---------      ---------
               Net Cash Provided by Investing Activities                91,000        235,000
                                                                     ---------      ---------

FINANCING ACTIVITIES
     Net borrowings on line of credit                                  537,000             --
     Repayments on long-term debt                                     (154,000)            --
     Repayments of capital lease obligations                            (2,000)            --
                                                                     ---------      ---------
               Net Cash Provided by Financing Activities               381,000             --
                                                                     ---------      ---------

NET INCREASE (DECREASE) IN CASH                                         41,000        (15,000)

CASH
     Beginning of Period                                               155,000        135,000
                                                                     ---------      ---------

     End of Period                                                   $ 196,000      $ 120,000
                                                                     =========      =========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Nine Months Ended
                                                                         May 31,          May 31,
                                                                          2003             2002
OPERATING ACTIVITIES
     Net income (loss)                                                $   471,000      $  (981,000)
     Adjustments to reconcile net income/ (loss) to net cash used by operating activities:
        Depreciation and amortization                                     199,000           22,000
        Net loss on sale of assets                                             --           23,000
        Net realized gain from sale of available for
          sale securities                                                      --         (169,000)
        Changes in certain operating assets
         and liabilities:
            Accounts receivable                                          (531,000)        (366,000)
            Merchandise inventories                                      (335,000)
            Other current assets                                          (54,000)          44,000
            Accounts payable, accrued expenses and other
             current liabilities                                           29,000          (13,000)
            Deferred revenue                                              (54,000)              --
                                                                      -----------      -----------
               Net Cash Used by Operating Activities                     (275,000)      (1,440,000)
                                                                      -----------      -----------

INVESTING ACTIVITIES
     Purchases of vehicles, equipment and leashold
             improvements, net                                           (217,000)        (226,000)
     Proceeds from sale of office equipment                               100,000           15,000
     Purchases of available for sale securities                                --       (4,266,000)
     Proceeds from sales of available for sale securities                      --        3,499,000
     Acquisition of productive assets and businesses, net cash            (70,000)              --
                                                                      -----------      -----------
               Net Cash Used by Investing Activities                     (187,000)        (978,000)
                                                                      -----------      -----------

FINANCING ACTIVITIES
     Collection of purchase adjustment receivables                        600,000               --
     Net borrowings on line of credit                                      56,000               --
     Borrowings on long-term debt                                          23,000               --
     Repayments on long-term debt                                        (309,000)              --
     Repayments of capital lease obligations                               (6,000)              --
     Issuance of common stock                                               3,000               --
                                                                      -----------      -----------
               Net Cash Provided by Financing Activities                  367,000               --
                                                                      -----------      -----------

NET DECREASE IN CASH                                                      (95,000)      (2,418,000)

CASH
     Beginning of Period                                                  291,000        2,538,000
                                                                      -----------      -----------

     End of Period                                                    $   196,000      $   120,000
                                                                      ===========      ===========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The operating results for the nine-month period ended May 31, 2003, are not necessarily indicative of the operating results to be expected for the full fiscal year.

Nature of Business: Fortune Diversified Industries, Inc. (the Company),is a Delaware corporation organized in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The Company is the parent company of Kingston Sales Corp. (Kingston), PDH, Inc. (PDH), Cornerstone Wireless Services, Inc., Murphy Development, Ltd. Women of Wrestling, Inc.
(WOW), Telecom Technology Corp. (TTC), and StarQuest Wireless Services, Inc. (StarQuest). As described in Note 2, the Company purchased Nor-Cote International, Inc. and its subsidiaries (NCI), effective July 1, 2003.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of May 31, 2003. All significant inter-company accounts and transactions have been eliminated.

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

Supplemental Disclosures to Consolidated Statement of Cash Flows:

                                                               Three Months Ended
                                                               May 31,     May 31,
                                                                2003        2002
Noncash investing and financing activities:
Unrealized net loss on marketable securities                      -        (236,000)
Reduction in note receivable for redemption of common stock       -        (600,000)
Investment securities acquired via margin debt                    -         488,000


                                                                Nine Months Ended
                                                               May 31,     May 31,
                                                                2003        2002

Noncash investing and financing activities:
Unrealized net loss on marketable securities                      -        (502,000)
Reduction in note receivable for redemption of common stock       -        (600,000)
Investment securities acquired via margin debt                    -         488,000
Acquisition of Telecom Technology and StarQuest:
Accounts receivable                                            $ 33,000        -
Inventory                                                        44,000        -
Vehicles, equipment and leasehold improvements                   22,000        -
Accounts payable                                                 33,000        -
Accrued expenses and other current liabilities                    7,000        -
Goodwill                                                         70,000        -

During the period ended February 28, 2003, the Company purchased 200,000 shares of the Company's stock in lieu of a $30,000 note receivable due from a former employee.

Property, Equipment, and Depreciation: The provision for depreciation amounted to $47,000 at May 31, 2003.

Advertising and Exploitation Costs: Advertising and exploitation costs including marketing, advertising, publicity, promotion and other distribution costs, are expensed as incurred. For the nine-month period ended May 31, 2003 the expense was $49,000.

NOTE 2 - ACQUISITIONS

Effective as of July 1, 2003, the Company has entered into a Stock Exchange Agreement ("Agreement") by and among Nor-Cote International, Inc., an Illinois corporation ("NCI"), and its subsidiaries; Norman G. Wolcott, Jr., individually ("Norm Wolcott"); Norman G. Wolcott, Jr. and Norman G. Wolcott, Sr., as co-trustees of the Norman G. Wolcott, Sr. and Lucile H. Wolcott Revocable Trust of 1995 ("Wolcott Trust"); First Bankers Trust Company, as trustee under the Trust Agreement for the Nor-Cote International, Inc. Employee Stock Ownership Plan Trust ("Trustee"); and the Company as Buyer. NCI is engaged in the business of developing, producing and selling ultraviolet ink products.

The Stock Exchange Agreement's terms include, among other things, the exchange of a total of 1,451,985.47 shares of NCI's common stock by Norm Wolcott and the Wolcott Trust, and a total of 747,992.51 shares of NCI's preferred stock by the Trustee, in exchange for certain shares of the Company held by its wholly owned subsidiary, Nor-Cote Acquisition, Inc. NCI's shares were exchanged at a ratio of eight and five hundred and thirty four thousandths (8.534) shares of the Company's shares for each share of NCI's common stock and thirteen and two hundred and forty seven thousandths (13.247) shares for each share of NCI's preferred shares exchanged. The Company exchanged 12,391,244 of its own shares to Norm Wolcott and the Wolcott Trust and exchanged 7,668,364 of its own shares to the Trustee.

In addition to the exchange described above, Norm Wolcott and the Wolcott Trust received one million eight hundred thousand dollars ($1,800,000.00) in cash. The Trustee received eight hundred ninety three thousand, six hundred eight dollars ($893,608.00) for one hundred sixty nine thousand one hundred sixteen and 998/1000 (169,116.998) preferred shares of NCI held by the Trustee that have been allocated to NCI's Employee Stock Ownership Plan participants. The exchanged common and preferred shares constituted all of NCI's outstanding shares.

Norm Wolcott is party to the Agreement and is subject to an Employment Agreement. Prior to the Agreement, there was no material relationship between the Company and Norm Wolcott.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the NCI, KSC, TTC, and StarQuest acquisitions had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future.

                                                  Nine Months      Nine Months
                                                    Ended            Ended
                                                    May 31,          May 31,
                                                     2003             2002

Net revenue                                      $ 18,332,000     $ 17,852,000
Cost of revenues                                   11,548,000       12,388,000
                                                 ------------     ------------
Gross profit                                        6,784,000        5,464,000
Operating expenses                                  6,088,000        5,843,000
                                                 ------------     -----------
Operating income (loss)                               696,000         (379,000)
Other income (expenses)                               (26,000)        (276,000)
                                                 ------------     ------------
Net Income (loss)                                     670,000         (655,000)
Dividends                                                  --               --
                                                 ------------     ------------
Net Income (Loss) Available for Common
 Stockholders                                    $    670,000     $   (655,000)
                                                   ============     ===========

Basic Income (Loss) Per Share:                   $        .01    $        (.01)
                                                 ============     =============

Diluted Income (Loss) Per Share:                 $        .01    $        (.01)

                                                 ============     =============
Shares Outstanding:

Basic weighted average number of common
shares outstanding                                 93,656,237       93,656,237
Dilutive effect of conversion of options               --               --
                                                 ------------     ------------
         Total Shares Outstanding                  93,656,237       93,656,237
                                                 ============     ============

At May 31, 2002, all common stock equivalents were anti-dilutive.

It is impracticable to provide the required financial statements for the NCI acquisition at this time. The Company will file the required financial statements as they are available which is anticipated to be not later than 60 days after the effective date of the purchase. Consequently, any unaudited pro forma adjustments related to this acquisition are omitted from the above pro forma data.

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
                                                                ==========

NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable include the following:


                                                    Unaudited          Audited
                                                      May 31,         August 31,
                                                       2003              2002
                                                    ----------       ----------
      Amounts currently due                         $2,788,000       $2,341,000
      Less allowance for doubtful accounts            (106,000)        (100,000)
      Less allowance for sales returns                 (10,000)        (100,000)
                                                    ----------       ----------
                                                    $2,672,000       $2,141,000
                                                    ==========       ==========
NOTE 4 - INVENTORIES

     Inventories reflected on the accompanying balance sheets are summarized as follows:
                                                    Unaudited          Audited
                                                      May 28,         August 31,
                                                       2003              2002
                                                    ----------       ----------
      Finished goods                                $  894,000       $  559,000
      Less inventory reserve                           (50,000)         (50,000)
                                                    ----------       ----------
                                                    $  844,000       $  509,000
                                                    ==========       ==========
NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment, including capital leases, is comprised of the following:

                                                    Unaudited         Audited
                                                      May 31         August 31,
                                                       2003             2002
                                                    ----------       ----------
      Office equipment                              $  441,000       $  325,000
      Vehicles                                         210,000          190,000
      Leasehold improvements                           184,000          178,000
                                                    ----------       ----------
                                                       835,000          693,000
                                                    ----------       ----------
      Less accumulated depreciation                   (251,000)        (113,000)
                                                    ----------       ----------
                                                    $  584,000       $  580,000
                                                    ==========       ==========

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as reclassified for the adoption of SFAS 142, are as follows:

                                                                 HOLDING      SEGMENT
                DISTRIBUTION     TELECOM      ENTERTAINMENT      COMPANY      TOTALS
Goodwill
at August
30, 2002         $ 876,000      $    -0-       $     -0-       $     -0-    $  876,000

Goodwill
acquired during
quarter end
November
30, 2002               -0-      $  70,000             -0-             -0-   $   70,000

Impairment
losses                 -0-            -0-             -0-             -0-          -0-
                 ---------      ---------       ---------       ---------    ---------
Goodwill
at May
31, 2003         $ 876,000      $  70,000       $     -0-             -0-    $ 946,000
                 =========      =========       =========       =========    =========

The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets:

                                            AT MAY 31, 2003                          AT AUGUST 31, 2002
                                ----------------------------------------   -------------------------------------
                                                                WEIGHTED                                WEIGHTED
                                   GROSS                        AVERAGE      GROSS                      AVERAGE
                                 CARRYING       ACCUMULATED      AMORT      CARRYING     ACCUMULATED     AMORT
                                  AMOUNT       AMORTIZATION      PERIOD      AMOUNT     AMORTIZATION     PERIOD
      Customer Relationships    $  526,000     $     39,000      10 YRS     $526,000     $      4,000    10 YRS
      Non-compete                  234,000           53,000       4 YRS      234,000            5,000     4 YRS
                                ----------     ------------      ------     --------     ------------    ------
      Total                     $  760,000     $     92,000       8 YRS     $760,000     $      9,000     8 YRS
                                ==========     ============      ======     ========     ============    ======

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

NOTE 7 - LINES OF CREDIT

The Company has a $1,500,000 line of credit available through July 31, 2003. Interest on the line is charged at 2.40% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to approximately $1,333,000 at May 31, 2003 and $1,277,000 at August 31, 2002.

The Company also has a $250,000, unsecured line of credit with a Stockholder. There were no outstanding borrowings at May 31, 2003 or August 31, 2002, respectively.

NOTE 8 - LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                Unaudited         Audited
                                                                                  May 31,        August 31,
                                                                                   2003             2002
                                                                                ----------       ----------
     Notes payable to financial institutions:

       $3,000,000 reducing revolving loan with monthly line reductions equal to
       1/84th of the loan amount per month for the first 59 months, with a balloon payment due at maturity 7/31/07. Interest is variable at 2.40%
       plus one-month LIBOR. The loan is secured by the business assets of
       Kingston Sales Corp., with a second lien on assets pledged
       by a shareholder                                                         $2,715,000       $3,005,000

       Due in monthly installments of $434, including interest at 4.9% Through
       January 2005.
       Secured by a vehicle                                                     $    8,000       $   12,000

       Due in monthly installments of $418, including interest at 9.03% through
       December 2004.
       Secured by a vehicle                                                     $    8,000       $   10,000

       Due in monthly installments of $563, including interest at 9% through
       March 2003.
       Secured by a vehicle                                                     $        0       $    4,000

       Due in monthly installments of $295, including interest at 7.24% through
       October 2007.
       Secured by a vehicle                                                     $   14,000       $        0

                                                                                ----------       ----------
                                                                                $2,745,000       $3,031,000
       Less current maturities                                                  $ (441,000)      $ (442,000)
                                                                                ----------       ----------
                                                                                $2,304,000       $2,589,000
                                                                                ==========       ==========

Principal payments due on long-term debt outstanding at May 31, 2003, are approximately as follows:

           Year Ending August 31,
           ----------------------
                  2003                                     $  441,000
                  2004                                        441,000
                  2005                                        435,000
                  2006                                        432,000
                  2007                                        996,000
                                                           ----------
                                                           $2,745,000
                                                           ==========
NOTE 9 - CAPITAL LEASES

Long-term leases relating to the financing of fixed assets are accounted for as installment purchases. The following is an analysis of fixed assets and obligations under capital leases:

                                                    Unaudited         Audited
                                                      May 31,        August 31,
                                                       2003             2002
                                                    ----------       ----------
      Equipment                                        $26,000          $26,000
      Less allowance for depreciation                   (7,000)          (1,000)
                                                    ----------       ----------
                                                       $19,000          $25,000
                                                    ==========       ==========

Following is a schedule of future minimum lease payments due under the capital lease obligations together with the present value of net minimum lease payments as of May 31, 2003:

           Year Ending August 31,
           ----------------------
                  2003                                     $    5,000
                  2004                                         10,000
                  2005                                          6,000
                                                           ----------
           Total minimum lease payments                        21,000
           Less amounts representing interest                   2,000
                                                           ----------
           Present value of net minimum lease payments         19,000
           Less current portion                                 8,000
                                                           ----------
           Long-term portion                               $   11,000
                                                           ==========

NOTE 10 - STOCKHOLDERS' EQUITY

     The following are the details of the Company's common stock as of May 31, 2003 and August 31, 2002:

                                              Number of Shares
                                   Authorized       Issued     Outstanding      Amount
      May 31, 2003 (Unaudited)
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
                                                                              ==========

NOTE 11 - INCOME TAXES

Reconciliation of income taxes computed at the statutory rate to the Company's effective rate is as follows:

                                                                    Nine Months
                                                                      Ended      Year End
                                                                      May 31,    August 31
                                                                       2003         2002
         Federal and state income tax (benefit) at statutory rate   $  36,000    $(824,000)
         Other                                                       (219,000)          --
         Change in valuation allowance                                183,000      824,000
                                                                    ---------    ---------

             Provision for Income Taxes                             $      --    $      --
                                                                    =========    =========

     The significant components of the Company's deferred tax asset are as follows:

                                                May 31,       August 31,
                                                 2003            2002
     Deferred Tax Assets:
         Net operating loss carryforwards    $ 2,208,000     $ 2,294,000
         Capital loss carryforwards              376,000              --
         Reserves                                 72,000          52,000
         Deferred Revenue                         84,000          96,000
         Stock warrants                          190,000         170,000
         Property and Equipment                  (46,000)             --
         Intangible Assets                       (89,000)             --
         Valuation allowance                  (2,795,000)     (2,612,000)
                                             -----------     -----------

     Net Deferred Tax Asset                  $        --     $        --
                                             ===========     ===========

At May 31, 2003, the Company's had federal tax operating loss carryforwards of approximately $5,200,000, which expire during the years of 2020, 2021 and 2022. The state tax operating loss carryforwards were approximately $1,400,000. The difference between federal and state net operating loss carryforwards represent a change in business venue.

NOTE 12 - PER SHARE DATA

     The following presents the computation of basic income (loss) per share and diluted income (loss) per share:

                                                      Unaudited           Unaudited
                                                 Three Months Ended   Three Months Ended
                                                       May 31,             May 31,
                                                        2003                2002
Net Income (loss)                                    $   36,000        $  (340,000)
Dividends                                                     --                 --
                                                     -----------        -----------
Net Income (Loss) Available for Common
 Stockholders                                        $   36,000        $  (340,000)
                                                     ===========        ===========

Basic Income (Loss) Per Share:                       $     0.00        $      (.01)

Diluted Income (Loss) Per Share:                     $     0.00        $      (.01)


Shares Outstanding:
    Basic weighted average number of common shares
     outstanding                                      73,776,629         69,496,629
    Dilutive effect of conversion of options                  --                 --
                                                     -----------        -----------
         Total Shares Outstanding                     73,776,629         69,496,629
                                                     ===========        ===========

At May 31, 2002, all common stock equivalents were anti-dilutive.

                                                     Unaudited           Unaudited
                                                 Nine Months Ended   Nine Months Ended
                                                       May 31,              May 31,
                                                        2003                 2002
Net Income(loss)                                     $   471,000        $  (981,000)
Dividends                                                     --                 --
                                                     -----------        -----------
Net Income (Loss) Available for Common
 Stockholders                                        $   471,000        $  (981,000)
                                                     ===========        ===========

Basic Income (Loss) Per Share:                       $      0.01       $       (.01)

Diluted Income (Loss) Per Share:                     $      0.01       $       (.01)


Shares Outstanding:
    Basic weighted average number of common shares
     outstanding                                      73,776,629         69,496,629
    Dilutive effect of conversion of options                  --                 --
                                                     -----------        -----------
         Total Shares Outstanding                     73,776,629         69,496,629
                                                     ===========        ===========

At May 31, 2002, all common stock equivalents were anti-dilutive.

NOTE 13 - ECONOMIC DEPENDENCY ON SUPPLIERS

In its Distribution segment the Company purchased approximately 40% of its inventories from one vendor for the nine months ended May 31, 2003.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

As part of the Stock Purchase Agreement to acquire KSC, there is a $250,000 contingent payment due on or before December 15, 2004, to Mr. Kingston.

NOTE 15 - SEGMENT INFORMATION

                                                                                                 Holding          Segment
                                               Distribution       Telecom      Entertainment     Company          Totals
Three Months Ended May 31, 2003
Sales                                          $  2,308,000    $  1,077,000    $         --    $         --    $  3,385,000
Cost of sales                                    (1,737,000)       (747,000)             --              --      (2,484,000)
Selling, general and administrative expenses       (451,000)       (293,000)         (2,000)       (135,000)       (881,000)
                                               ------------    ------------    ------------    ------------    ------------

Segment Operating Income (Loss)                $    120,000    $     37,000    $     (2,000)   $   (135,000)   $     20,000
                                               ============    ============    ============    ============    ============

Nine Months Ended May 31, 2003
Sales                                          $  7,144,000    $  3,174,000              --              --    $ 10,318,000
Cost of sales                                    (5,305,000)     (2,016,000)             --              --      (7,321,000)
Selling, general and administrative expenses     (1,082,000)     (1,007,000)         (4,000)       (400,000)     (2,493,000)
                                               ------------    ------------    ------------    ------------    ------------

Segment Operating Income (Loss)                $    757,000    $    151,000    $     (4,000)   $   (400,000)   $    504,000
                                               ============    ============    ============    ============    ============

As of May 31, 2003
Cash                                           $    149,000    $     26,000    $      1,000    $     20,000    $    196,000
Accounts receivable                               1,563,000       1,090,000          14,000           5,000       2,672,000
Inventory, net                                      754,000          90,000              --              --         844,000
Other current assets                                 21,000          34,000              --          68,000         123,000
Office equipment, net                                85,000         192,000              --          29,000         306,000
Vehicles, net                                       104,000          19,000              --              --         123,000
Leasehold improvements, net                         151,000           4,000              --              --         155,000
Loan origination fees, net                           12,000              --              --          12,000
Goodwill                                            876,000          70,000              --              --         946,000
Other intangible assets, net                        668,000              --              --              --         668,000
                                               ------------    ------------    ------------    ------------    ------------

Total Segment Assets                           $  4,383,000    $  1,525,000    $     15,000    $    122,000    $  6,045,000
                                               ============    ============    ============    ============    ============

Three Months Ended May 31, 2002
Sales                                          $         --    $    394,000    $         --    $         --    $    394,000
Cost of sales                                            --        (301,000)             --              --        (301,000)
Selling, general and administrative expenses             --        (247,000)         (1,000)       (103,000)       (351,000)
                                               ------------    ------------    ------------    ------------    ------------

Segment Operating Loss                         $         --    $   (154,000)   $     (1,000)   $   (103,000)   $   (258,000)
                                               ============    ============    ============    ============    ============

Nine Months Ended May 31, 2002
Sales                                          $         --    $    485,000    $         --    $         --    $    485,000
Cost of sales                                            --        (593,000)             --              --        (593,000)
Selling, general and administrative expenses             --        (655,000)         (6,000)       (376,000)     (1,037,000)
                                               ------------    ------------    ------------    ------------    ------------

Segment Operating Loss                         $         --    $   (763,000)   $     (6,000)   $   (376,000)   $ (1,145,000)
                                               ============    ============    ============    ============    ============

As of August 31, 2002
Cash                                           $    133,000    $    108,000    $      1,000    $     49,000    $    291,000
Accounts receivable                               1,617,000         266,000              --         258,000       2,141,000
Purchase adjustment receivable                           --              --              --         600,000         600,000
Inventory, net                                      509,000              --              --              --         509,000
Other current assets                                 18,000          51,000              --          15,000          84,000
Notes receivable                                         --              --              --          30,000          30,000
Office equipment, net                                69,000         193,000              --          19,000         281,000
Vehicles, net                                       133,000              --              --              --         133,000
Leasehold improvements, net                         156,000          10,000              --              --         166,000
Goodwill                                            876,000              --              --              --         876,000
Other intangible assets, net                        751,000              --              --              --         751,000
                                               ------------    ------------    ------------    ------------    ------------

Total Segment Assets                           $  4,262,000    $    628,000    $      1,000    $    971,000    $  5,862,000
                                               ============    ============    ============    ============    ============

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

     Fortune Diversified Industries, Inc. (formerly known as WOW Entertainment, Inc. and prior to that American Gaming & Entertainment, Ltd.), is a Delaware corporation incorporated in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and such subsidiaries unless the context otherwise requires. The Company is the parent company of PDH, Inc.; Cornerstone Wireless Services, Inc.; Kingston Sales Corp.; Telecom Technology Corp.; StarQuest Wireless Services, Inc.; Women of Wrestling, Inc.; and Murphy Development, Ltd. Prior to 2000, the Company owned equity interests in various properties that were utilized in casino gaming projects. The Company is no longer seeking to develop gaming projects. The Company's primary operating focus shifted in the past two years from the entertainment industry to the telecommunication and distribution industry. Because of the Company's change in operating focus and expanded current and future anticipated holdings, the Company changed its name from "WOW Entertainment, Inc." to "Fortune Diversified Industries, Inc." and stock Symbol from WOWI to FDVI.OB effective August 16, 2001.

     The Company's current operating focus is achieved through its Distribution Segment (Kingston Sales Corporation) and its Telecom Segment (PDH, Inc., Cornerstone Wireless Services, Inc., Telecom Technology Corp, and StarQuest Wireless Services, Inc.).

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

Telecom Segment
---------------

     The Company's Telecom segment is conducted through its PDH, Inc. ("PDH"), Cornerstone Wireless Services, Inc. ("Cornerstone"), Telecom Technology Corp. ("TTC") and StarQuest Wireless Services, Inc. ("StarQuest"). The Company can assist its customers with the telecom site development process from network infrastructure real estate planning including site acquisition, architectural and engineering services through infrastructure construction, as well as marketing and management. PDH's business strategy is to offer a full range of network infrastructure real estate development services to the telecommunications industry, among other types of real estate network critical industries. PDH intends to provide its clients with the most experienced personnel and deliver the highest level of services, systems and support necessary to achieve its clients' goals and objectives on a local, regional or national basis.

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

Revenues and Earnings
---------------------

Revenues for the three months ended May 31, 2003 were $3,385,000, compared to $394,000 for the three months ended May 31, 2002, a 759% increase. This increase was primarily due to the Company's Distribution segment revenues of $2,308,000 which was acquired in July 2002. In addition to the increase in revenues from the Distribution segment there was an increase in revenues in the Telecom segment of $683,000 which was due primarily to the acquisition of Telecom Technology Corp. in September 2002 and StarQuest Wireless Services, Inc. in October 2002. During the quarter ended May 31, 2003 the Company recorded net earnings in the amount of $36,000.

Costs and Expenses
------------------

Cost of revenues were $2,484,000 for the three months ended May 31, 2003, compared to $301,000 for the three months ended May 31, 2002. This increase was primarily due to the Company's Distribution segment expenses of $1,737,000 which was acquired in July 2002. In addition to the increase in expenses from the Distribution segment there was an increase in expenses in the Telecom segment of $446,000 due primarily to the acquisition of Telecom Technology Corp. in September 2002 and StarQuest Wireless Services, Inc. in October 2002.

Selling, general and administrative expenses were $881,000 for the three months ended May 31, 2003, compared to $351,000 for the three months ended May 31, 2002. The increase in expenses was primarily due to the Company's Distribution segment expenses of $451,000 which was acquired in July 2002. In addition to the increase in expenses from the Distribution segment there was an increase in expenses in the Telecom segment of $47,000 due primarily to the acquisition of TTC in September 2002 and StarQuest in October 2002.

Interest expense for the three months ended May 31, 2003 was approximately $41,000, compared to $5,000 for the three months ended May 31, 2002. The increase was due to the financing of Company's Distribution segment acquired in July 2002. The Company obtained a $3,000,000 reducing revolving loan which is amortized over 7 years, with a loan balloon payment due at end of a 5 year term. In addition the Company obtained a $1,500,000 line of credit facility. As of May 31, 2003, $2,745,000 was outstanding on the reducing revolving loan and $1,333,000 was outstanding on the line of credit.

Losses on investments in marketable securities, net for the three months ended May 31, 2003 was $0 as compared to $39,000 for the three months ended May 31, 2002. The Company did not have any investments in marketable securities for the three month period ended May 31, 2003.

Revenues and Earnings
---------------------

Revenues for the nine months ended May 31, 2003 were $10,318,000, compared to $485,000 for the nine months ended May 31, 2002, a 2,027% increase. This increase was primarily due to the Company's Distribution segment revenues of $7,144,000 which was acquired in July 2002. In addition to the increase in revenues from the Distribution segment there was an increase in revenues in the Telecom segment of $2,689,000 due primarily to the acquisition of PDH, Inc. in January 2002, Telecom Technology Corp. in September 2002 and StarQuest Wireless Services, Inc. in October 2002. During the nine months ended May 31, 2003 the Company recorded net earnings in the amount of $471,000.

Costs and Expenses
-------------------

Cost of revenues were $7,321,000 for the nine months ended May 31, 2003 compared to $593,000 for the nine months ended May 31, 2002. This increase was primarily due to the Company's Distribution segment expenses of $5,305,000 which was acquired in July 2002. In addition to the increase in expenses from the Distribution segment there was an increase in expenses in the Telecom segment of $1,423,000 due primarily to the acquisition of PDH, Inc. in January 2002, Telecom Technology Corp. in September 2002 and StarQuest Wireless Services, Inc. in October 2002.

Selling, general and administrative expenses were $2,493,000 for the nine months ended May 31, 2003, compared to $1,037,000 for the nine months ended May 31, 2002. The increase in expenses was primarily due to the Company's Distribution segment expenses of $1,082,000 which was acquired in July 2002. In addition to the increase in expenses from the Distribution segment there was an increase in expenses in the Telecom segment of $352,000 due primarily to the acquisition of PDH in January 2002, TTC in September 2002 and StarQuest in October 2002.

Interest income for the nine months ended May 31, 2003 was approximately $0, compared to $50,000 for the nine months ended May 31, 2002. This decrease was due to a decrease in funds held in money market accounts and accrued interest income from employee held recourse promissory notes.

Interest expense for the nine months ended May 31, 2003 was approximately $114,000, compared to $5,000 for the nine months ended May 31, 2002. The increase was due to the financing of Company's Distribution segment acquired in July 2002. The Company obtained a $3,000,000 reducing revolving loan which is amortized over 7 years, with a loan balloon payment due at end of a 5 year term. In addition the Company obtained a $1,500,000 line of credit facility. As of May 31, 2003, $2,745,000 was outstanding on the reducing revolving loan and $1,333,000 was outstanding on the line of credit.

Gains on investments in marketable securities, net for the nine months ended May 31, 2003 was $0 as compared to $168,000 for the nine months ended May 31, 2002. The Company did not have any investments in marketable securities for the nine month period ended May 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2003, the Company reported cash of approximately $196,000. In June 2002, the Company entered into a one year, 5% demand note for $250,000 with Carter M. Fortune, the Company's Chairman and CEO. There were no outstanding borrowings on the note as of May 31, 2003. In July 2002, the Company obtained a $3,000,000 reducing revolving loan which is amortized over 7 years, with a balloon payment due at the end of a 5 year term. In addition the Company obtained a $1,500,000 line of credit facility. As of May 31, 2003, the Company had $2,745,000 outstanding on the reducing revolving loan and $1,333,000 outstanding on the line of credit, respectively.

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

For the nine months ended May 31, 2003, cash flows used by operating activities were $275,000, as compared to cash flows used for operating activities of $1,440,000 for the nine months ended May 31, 2002. The change is primarily due to the increase in operating profits of $1,671,000 in the Distribution and Telecom segments. The company's distribution segment includes Kingston which was acquired in July 2002 and reported $757,000 operating income nine months ended May 31, 2003. The company's telecom segment reported $151,000 operating income for the nine months ended May 31, 2003 as compared to $763,000 operating loss for the nine months ended May 31, 2002.

For the nine months ended May 31, 2003, cash flows used for investing activities were $187,000, as compared to $978,000 for the nine months ended May 31, 2002. The decrease in cash flows used in this period is primarily due to a decrease in investments in marketable securities.

For the nine months ended May 31, 2003, cash flows provided by financing activities were $367,000 as compared to $0 for the nine months ended May 31, 2002. The increase was primarily related to the collection of $600,000 related to a receivable booked as part of the Kingston sales purchase. The company also made payments totaling $309,000 on long-term debt.

Other than as discussed above, the Company has not made any material commitments for capital expenditures during the reporting period. During the reporting period, the Company has had no significant income which does not arise from the Company's continuing operations.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit    Number    Description

     None

     (b) Reports on Form 8-K.

     The following reports were filed by the Company during the third quarter of fiscal year 2003: None

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


7/14/03                    /s/ Carter M. Fortune
-------                    ------------------------------------------
Date                       Carter M. Fortune, Chief Executive Officer

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

7/14/03                /s/ Amy Schumacher
-------                --------------------------------------------------------
Date                   Amy Schumacher, principal financial officer (Controller)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Fortune Diversified Industries, Inc., a Delaware corporation, (the "Company") on Form 10-QSB for the period ending May 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carter M. Fortune, Chief Executive Officer of the Company, certify the following pursuant to Section 18, U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

7/14/03   /s/ Carter M. Fortune        7/14/03    /s/ Amy Schumacher
-------   ---------------------        -------    ------------------
Date      Carter M. Fortune,           Date       Amy Schumacher, principal
          Chief Executive Officer                 financial officer (Controller)