Form 10KSB
period 2003-08-31
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2003-11-28
CIK 851249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                    For the fiscal year ended August 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

                         Commission file number: 0-19049

                      Fortune Diversified Industries, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                       74-2504501
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

6809 Corporate Drive, Indianapolis, Indiana              46278
-------------------------------------------            ----------
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

State issuer's revenues for its most recent fiscal year.       $15,470,000
                                                               -----------

As of November 25, 2003 the aggregate market value of the voting common stock of the Company held by non-affiliates of the registrant, based on the average bid and ask price on such date, was approximately $8,999,000.

As of November 25, 2003 there were 101,316,444 shares of the Company's voting common stock outstanding.

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

                       FORTUNE DIVERSIFIED INDUSTRIES, INC

                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                     PART 1
Item 1.       Description of Business..............................................................4

Item 2.       Description of Property..............................................................16

Item 3.       Legal Proceedings....................................................................17

Item 4.       Submission of  Matters to a Vote of Security Holders.................................17

                                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.............................17

Item 6.       Management's Discussion and Analysis of Results of Operation and
              Financial Condition..................................................................18

Item 7.       Financial Statements.................................................................39

Item 8.       Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure.................................................................39

Item 8A.      Controls and Procedures..............................................................39

                                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act....................................40

Item 10.      Executive Compensation...............................................................43

Item 11.      Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters..........................................................45

Item 12.      Certain Relationships and Related Transactions.......................................47

Item 13.      Exhibits and Reports on Form 8-K.....................................................48

Item 14.      Principal Accountant Fees and Services...............................................50

SIGNATURES.........................................................................................86

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Fortune Diversified Industries, Inc. (formerly known as WOW Entertainment, Inc. and prior to that American Gaming & Entertainment, Ltd.), is a Delaware corporation incorporated in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and its subsidiaries unless the context otherwise requires. The Company is the parent company of Nor-Cote International, Inc. ("Nor-Cote"), Kingston Sales Corp. ("Kingston"), PDH, Inc. ("PDH"), Cornerstone Wireless Services, Inc. ("Cornerstone Wireless"), Cornerstone Wireless Construction Services, Inc. ("Cornerstone Construction"), Telecom Technology Corp. ("TTC"), StarQuest Wireless, Inc. ("StarQuest"), Murphy Development, Ltd. ("Murphy") and Women of Wrestling, Inc. ("WOW"). In addition, subsequent to August 31, 2003, the Company acquired Professional Staff Management, Inc. ("PSM"), Professional Staff Management, Inc. II ("PSM II"), and Pro Staff, Inc. ("Pro Staff"). These companies are also wholly-owned subsidiaries of the Company.

                                  Control Group

In order to better understand the Company's business organization and development, it is important to know that as of August 31, 2003, John F. Fisbeck, Carter M. Fortune, Robert J. Kingston, Norman G. Wolcott, Jr. individually and Norman G. Wolcott, Jr. and Norman G. Wolcott, Sr., as co-trustees of the Lucile H. Wolcott Revocable Trust of 1995 ("Wolcott Trust") (collectively, the "Control Group") were members of a group deemed to beneficially own 80,391,375 shares of the Company's common stock representing 85.84% of the outstanding common stock of the Company, which totals 93,656,237 shares. Individually, each person or entity has sole dispositive and voting power over the following shares of common stock: John F. Fisbeck, 18,087,023 (or 19.31%), Carter M. Fortune, 42,013,108 (or 44.86%) Robert J. Kingston, 7,900,000
(or 8.43%), Norman G. Wolcott, Jr., individually, 7,266,084 (or 7.76%), and the Wolcott Trust, 5,125,160 (or 5.47%). It is also useful to understand the history of their control.

2000 Change in Control

On September 1, 2000, David B. McLane, John F. Fisbeck, Carter M. Fortune and their assigns collectively purchased 61,318,563 shares of the Company's common stock (constituting 98.1% of the outstanding shares of the common stock of the Company). Of the 61,318,563 shares purchased, 57,360,255 shares were purchased by these three individuals. The right to purchase the remainder of the shares was assigned to family members of the three individuals and employees and consultants of WOW Entertainment, Inc., (which company became a wholly-owned subsidiary of the Company and changed its name to Women of Wrestling, Inc.).

Cancellation of Mr. McLane's Ownership Interest

On June 26, 2001, the Company redeemed all of Mr. McLane's common stock in the Company (19,007,585 shares). Mr. McLane also resigned as President and a member of the Board of Directors of the Company, as well as all subsidiaries of the Company in which he also held positions. Mr. McLane is no longer part of the Control Group. Messrs. Fisbeck and Fortune continue to be part of the Control Group.

2001 Capital Restructuring

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

In addition, Mr. Fortune and Julie Fisbeck, who is the sister of John F. Fisbeck, a member of the Control Group, also exchanged their respective 50% ownership interests in Murphy, in exchange for $120,000 of the Company's common stock at the June 28, 2001 closing price of $0.20 a share. Mr. Fortune and Julie Fisbeck each received 300,000 restricted shares.

Mr. Fortune also agreed to loan $500,000 to Murphy. The loan was secured by all of the assets of Murphy and was convertible at Mr. Fortune's option into shares of the Company's common stock at $0.407401 a share. Mr. Fortune exercised the option on August 27, 2001, and received 1,227,292 restricted shares.

Mr. Fortune also agreed to make available to Murphy an operating line of credit of up to $2,250,000, if and as needed. The line of credit was secured by all of the assets of Murphy and convertible at Fortune's option into shares of the Company's common stock at $0.407401 a share. On August 27, 2001, the Company borrowed $2,250,000 under the line of credit, and Mr. Fortune exercised the option and received 5,522,814 restricted shares.

Addition of Robert J. Kingston to the Control Group

Effective July 31, 2002, as part of the purchase price for all of the common stock of Kingston pursuant to the terms of a Stock Purchase Agreement by and among the Company, Kingston and Robert J. Kingston, Mr. Kingston received 8,000,000 restricted shares of the Company's common stock. Also, as part of the Stock Purchase Agreement, subject to certain limitations and restrictions, Mr. Kingston may, in his sole discretion, sell any or all of the Company's stock to the Company and the Company must purchase any of the Company's common stock offered by Mr. Kingston if certain conditions (EBITDA thresholds) are met.

Mr. Kingston was elected to the Board of Director's of the Company by shareholders Messrs. Fisbeck and Fortune by written consent pursuant to Section 228 of the General Corporation Law of the State of Delaware in lieu of holding a meeting. Such election was agreed to in writing in a document entitled Voting Agreement, dated July 31, 2002, which is an exhibit of the Stock Purchase Agreement.

Addition of Norman G. Wolcott, Jr. and the Wolcott Trust to the Control Group

Effective as of July 1, 2003, the Company acquired all of the outstanding shares of common and preferred stock of Nor-Cote as a part of a transaction pursuant to the terms of a Stock Exchange Agreement by and among Nor-Cote International, Inc., an Illinois corporation, and its subsidiaries; Norman G. Wolcott, Jr., individually; Norman G. Wolcott, Jr. and Norman G. Wolcott, Sr., as co-trustees of the Norman G. Wolcott, Sr. and Lucile H. Wolcott Revocable Trust of 1995; First Bankers Trust Company, as trustee under the Trust Agreement for the Nor-Cote International, Inc. Employee Stock Ownership Plan Trust ("ESOP Trust"); and the Company as Buyer.

The Stock Exchange Agreement's terms include, among other things, the exchange of a total of 1,451,985.47 shares of Nor-Cote's common stock by Norman G. Wolcott, Jr. and the Wolcott Trust, and a total of 747,992.51 shares of Nor-Cote's preferred stock by the ESOP Trust, in exchange for certain shares of the Company held by its wholly owned subsidiary, Nor-Cote Acquisition, Inc. As part of the exchange, the Company transferred 12,391,244 of its shares to Norman
G. Wolcott, Jr. and the Wolcott Trust and transferred 7,668,364 of its shares to the ESOP Trust. The shares issued to the ESOP Trust were subsequently cancelled.

Mr. Wolcott will continue as Chairman of Nor-Cote under the terms of an employment agreement dated July 1, 2003 and incorporated into the Stock Exchange Agreement as an exhibit.

John F. Fisbeck, Carter M. Fortune, Robert J. Kingston, Norman G. Wolcott, Jr. and the Wolcott Trust may be considered members in a "group" within the meaning of Rule 13d-5(b)(1). Although Messrs. Fisbeck, Fortune, Kingston, Wolcott, Jr. have taken ownership of the Company's stock in their individual names and the Wolcott Trust has taken ownership in a trust capacity, Robert J. Kingston has supplied ownership interests in Kingston in consideration for the acquisition of his Company common stock, and the Wolcott Trust and Mr. Wolcott, Jr. have supplied ownership interests in Nor-Cote in consideration for the acquisition of their respective Company common stock, Messrs. Fisbeck, Fortune, Kingston, Wolcott, Jr., and the Wolcott Trust may be considered to be acting together for the purpose of acquiring and holding the stock since Messrs. Fisbeck and Fortune previously signed Stock Purchase Agreements to initially acquire control of the Company, Robert J. Kingston's acquisition of shares was not in the ordinary course of his business and the Wolcott Trust and Norman G. Wolcott, Jr.'s acquisition of shares was not in the ordinary course of its/his business and may be deemed to have arisen in a transaction having the purpose or effect of influencing control of the Company, under Rule 13d-5(b)(2)(ii).

                                  ACQUISITIONS

Women of Wrestling, Inc.

On September 1, 2000, the Company purchased for nominal consideration all of the common stock of WOW. WOW did not have any operating income or expense during the fiscal years ended August 31, 2002 and August 31, 2003.

Murphy Development, Ltd.

Initiated on June 29, 2001 and effective July 2, 2001, the Company acquired 100% of the ownership interests of Murphy. Murphy did not have any operating income or expense during the fiscal years ended August 31, 2002 and August 31, 2003.

Cornerstone Wireless Services, Inc.

In July 2001, the Company acquired all of the common stock of Cornerstone Wireless, an Indiana Corporation with no assets and no business operations. Cornerstone was established to develop a full line of architectural and engineering services specializing in the telecommunications industry. The transaction was accounted for using the purchase method of accounting. The purchase price was payable in cash of $10. The aggregate purchase price of the acquisition was $0, which amount is equal to the excess purchase price over the value of the net assets acquired.

Cornerstone Wireless Construction Services, Inc.

Cornerstone Construction is an Indiana corporation and is a wholly owned subsidiary of the Company. Cornerstone Construction was initially established on October 24, 2001. On or about March 1, 2003, Cornerstone Construction and Carter
M. Fortune entered into an Agreement for Purchase and Sale of Assets by which Mr. Fortune purchased substantially all of the assets and property owned by Cornerstone Construction that were used in connection with the business. The nature and amount of consideration given for the acquired assets and property was two hundred ninety-eight thousand, two hundred forty dollars and twenty-two cents ($298,240.22). On or about August 15, 2003, Carter M. Fortune and Cornerstone Construction entered into an Agreement for Purchase and Sale of Assets by which Cornerstone Construction purchased substantially all of the assets and properties owned by Mr. Fortune that were used in connection with the construction business. Mr. Fortune received one hundred eighty-nine thousand, one hundred eighty-one dollars and seventeen cents ($189,181.17) for the assets and property.

PDH, Inc.

PDH, an Indiana corporation and wholly-owned subsidiary of the Company, acquired certain assets of DicksonHughes Group, LLC ("DHG"), an Indiana limited liability company, through an Asset Purchase Agreement dated January 18, 2002 ("DHG Agreement"). The Company has devoted the acquired assets to its existing Wireless Infrastructure Segment. This transaction was considered an acquisition of productive assets and not considered a business combination. However, some of the standards of accounting for business combinations, including certain disclosures, are considered relevant and have been applied whenever practicable. The results of the assets acquired from DHG have been included in the accompanying consolidated statement of operations from the date of acquisition. The assets acquired included certain of the DHG's accounts receivable, work-in-process, prepaid expenses, software, computer hardware and fixtures, and backlog. The nature and amount of consideration given for the acquired assets was approximately Seven Hundred Forty Thousand Dollars ($740,000.00), which was subject to adjustments as described in the Agreement, however no adjustments were warranted. There were no liabilities assumed in this transaction.

Kingston Sales Corporation

The Company acquired from Robert J. Kingston all of the common stock of Kingston, an Indiana Corporation, pursuant to the terms of a Stock Purchase Agreement by and among Fortune Diversified Industries, Inc., Kingston Sales Corporation and Robert J. Kingston, effective July 31, 2002. Kingston is a manufacturers' representative and distributor for prominent national companies in the electronic, sound, security, and video markets. Kingston offers the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems. The transaction was accounted for using the purchase method of accounting. The source of funds for the transaction came from a loan from a financial institution. The purchase price was payable in cash of $3,000,000 paid at closing less a purchase adjustment amount of $600,000. There is also a $250,000 contingent payment that is part of the Stock Purchase Agreement due on or before December 15, 2004. The payment of any or all of the $250,000 to Mr. Kingston is contingent upon Kingston attaining certain cumulative earnings before income tax requirements, as described in the Stock Purchase Agreement, during the period September 1, 2002 to August 31, 2004. This contingent consideration will be recorded as an additional cost of the acquisition when the contingency is resolved, which is anticipated sometime in 2004. The fair market value of the 8,000,000 shares of the Company's common stock of $80,000 (which was based upon the bid price discounted for various factors, including liquidity) was also included as part of the purchase price.

Also as part of the Stock Purchase Agreement, subject to certain limitations and restrictions, Mr. Kingston may, in his sole discretion, sell any or all of the Company's stock to the Company and the Company must purchase any of the Company's common stock offered by Mr. Kingston if certain conditions (EBITDA thresholds) are met.

Telecom Technology Corp.

TTC, an Indiana corporation and wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of Telecom Technology Corp. ("Telecom"), an Indiana corporation, and Michael W. Grothe, through an Asset Purchase Agreement effective as of September 1, 2002 ("TTC Agreement"). The assets were acquired from Telecom. Prior to the TTC Agreement, there was no material relationship between the Company and Telecom or Mr. Grothe. Telecom provides cable and wiring solutions for interactive communication and networking data transmission. The Company has devoted the assets to its existing Wireless Infrastructure Segment. The assets acquired include certain of Telecom's work-in-process, software and related assets, fixed assets, equipment and machinery, computer hardware and fixtures, a complete customer list, intellectual property, sales proposals and like documents and contracts, inventory, accounts receivable, intangible assets, prepaid expenses, cash and cash equivalents. TTC also accepted and assumed $45,000 of specifically identified accounts payable and all of Telecom's rights and executory obligations under the assumed contracts to be performed after the Closing Date. In addition to the assumed liabilities, the consideration given for the acquired assets was $125,952 cash and 450,000 restricted shares of the Company's common stock, of which 200,000 shares vested immediately and 250,000 shares were subject to forfeiture. Subsequent to the date of the TTC Agreement, the 250,000 shares were forfeited.

In addition, TTC pursuant to an Asset Purchase Agreement effective as of September 1, 2002 ("Hagan Agreement"), acquired the customer lists, and other business assets of Pat Hagan, who is being employed by TTC. The assets were acquired through TTC. Mr. Hagan is a party to the Hagan Agreement and is subject to an Employment Agreement. Prior to the Hagan Agreement, there was no material relationship between the Company and Mr. Hagan. The consideration given for the acquired assets was $1.00 cash and 250,000 restricted shares of the Company's common stock, which are subject to adjustments as described in the Hagan Agreement.

These two transactions were considered together as one transaction and are being accounted for using the purchase method of accounting.

StarQuest Wireless, Inc.

StarQuest, an Indiana corporation and wholly-owned subsidiary of TTC, acquired certain assets of StarQuest Wireless, LLC ("SWL"), Noel Kaplan and Steve Cochran, through an agreement entered into on October 31, 2002 and effective October 9, 2002 by and among StarQuest, SWL, Mr. Kaplan and Mr. Cochran ("StarQuest Agreement"). The purchased assets and assumed liabilities were used or useful in connection with the business of selling, installing or maintaining satellite television systems. The Company has devoted the assets to its existing Wireless Infrastructure Segment. The transaction was accounted for using the purchase method of accounting. The assets acquired included a complete list of customers, all accounts receivable, all sales agency and similar agreements with satellite television providers (including, but not limited to, DirecTV, Echostar, Pegasus and Musicland) and the telephone numbers used in conjunction with SWL's operations. The Company also accepted and assumed all of SWL's rights and executory obligations under the assumed contracts to be performed after the Closing Date. The consideration given for the acquired assets was $1.00 cash and 600,000 (300,000 shares each to Noel Kaplan and Steve Cochran) of restricted shares of the Company's common stock, which were subject to adjustments as described in the StarQuest Agreement. Steve Cochran's employment was subsequently terminated effective April 21, 2003. In addition, Noel Kaplan's employment was terminated effective June 13, 2003. The 600,000 shares of the Company's common stock were never issued and the rights to such shares were cancelled.

Nor-Cote International, Inc.

Nor-Cote Acquisition Company, a wholly owned subsidiary of the Company, acquired 1,451,985.47 shares of the common stock and 747,992.51 shares of the preferred stock of Nor-Cote, an Illinois corporation, and subsidiaries, constituting all of the outstanding shares of Nor-Cote pursuant to the terms of a Stock Purchase Agreement by and among Nor-Cote International, Inc.; Norman G. Wolcott, Jr., individually; Norman G. Wolcott, Jr. and Norman G. Wolcott, Sr., as co-trustees of the Norman G. Wolcott, Sr. and Lucile H. Wolcott Revocable Trust of 1995; First Bankers Trust Company, as trustee under the Trust Agreement for the Nor-Cote International, Inc. Employee Stock Ownership Plan Trust and the Company, effective July 1, 2003. Nor-Cote is engaged in the business of developing, producing and selling ultraviolet ink products.

The Company transferred 12,391,244 of its own shares to Norman G. Wolcott, Jr. and the Wolcott Trust and transferred 7,668,364 of its own shares to the ESOP Trust. The 7,668,364 shares were transferred back to the Company and retired and applied as payment on an inside loan payable from the ESOP Trust to Nor-Cote in the principal amount of $6,028,991.01. The debt was non recourse to the ESOP Trust but was collateralized by 578,875.512 preferred shares that were unallocated to Nor-Cote's ESOP participants.

The disposition of the Company's shares held by Norman G. Wolcott, Jr. and the Wolcott Trust (collectively the "Common Stock Sellers") is substantially restricted by an Option Agreement. The Common Stock Sellers each have the option to put any or all of the Company's stock received by them to Carter M. Fortune and Mr. Fortune has the option to call any or all of the Company's stock from each of the Common Stock Sellers. The put price and the call price will be the same (the "put/call price") and the put/call price will be dependent upon Nor-Cote's cumulative Adjusted EBITDA during the three-year period July l, 2003 to June 30, 2006 ("Test Period"). If the Nor-Cote's cumulative Adjusted EBITDA during the Test Period is at least $4,683,000, the put/call price per share will be $.3365. The put/call price will, however, be decreased in proportion to the amount by which Nor-Cote's cumulative Adjusted EBITDA during the Test Period is less than $4,683,000. So for example, if Nor-Cote's cumulative Adjusted EBITDA during the

Test Period is $2,341,500, the put/call price will be $.1683 per share. Common Stock Sellers may only exercise the put option and Mr. Fortune may only exercise the call option during the period September 1, 2006 to September 30, 2006. Any closing on a sale of the Company's stock to Mr. Fortune will occur within ninety
(90) days of a party's receipt of written notice from the other party requesting exercise of his put or call option. All of the Company's stock received by each of the Common Stock Sellers will be retained by them until (i) the exercise of the put and call options or (ii) the expiration of the exercise period (including any extensions) for such put and call options without exercise of such put and call options. In addition, Mr. Fortune will have an option to call any or all of the Company's stock at the call price per share of $.3365 at any time during the Test Period.

In addition to the exchange described above, Norman G. Wolcott, Jr. and the Wolcott Trust received one million eight hundred thousand dollars ($1,800,000.00) in cash. The ESOP Trust received eight hundred ninety three thousand, six hundred eight dollars ($893,608.00) for one hundred sixty nine thousand one hundred sixteen and 998/1000 (169,116.998) preferred shares of Nor-Cote held by the ESOP Trust that had been allocated to Nor-Cote's ESOP participants.

Professional Staff Management, Inc.
Professional Staff Management, Inc. II
Pro Staff, Inc.
(all acquired subsequent to August 31, 2003)

Effective as of October 1, 2003, the Company has entered into the following agreements:

     Agreement and Plan of Merger by and among Professional Staff Management, Inc., an Indiana corporation, PSM Acquisition, Inc., an Indiana corporation and wholly owned subsidiary of the Company, Harlan M. Schafir, and the Company. Agreement and Plan of Merger by and among Professional Staff Management, Inc. II, an Indiana corporation, PSM Acquisition II, Inc., an Indiana corporation and wholly owned subsidiary of the Company, Harlan M. Schafir, and the Company. Agreement and Plan of Merger by and among Pro Staff, Inc., an Indiana corporation, PSM Acquisition III, Inc., an Indiana corporation and wholly owned subsidiary of the Company, Harlan M. Schafir, and the Company. (collectively, "Merger Agreements")

The Merger Agreements' terms include, among other things, the exchange of all of the outstanding shares of PSM (125 shares); PSM II (500 shares); and Pro Staff (500 shares), all held by Harlan M. Schafir, for a total of 13,100,000 shares of the Company's common shares. The Company formed three wholly-owned subsidiaries, PSM Acquisition, Inc.; PSM Acquisition II, Inc.; and PSM Acquisition III, Inc. The Company's shares were exchanged at the following ratios: Sixty-Six Thousand, Twenty-Four (66,024) shares of the Company's common stock for each share of PSM.; Four Thousand, Four Hundred Fifty-Four (4,454) shares of the Company's common stock for each share of PSM II; and,

Five Thousand, Two Hundred Forty (5,240) shares of the Company's common stock for each share of Pro Staff. The Company exchanged a total of 13,100,000 shares as follows: Eight Million, Two Hundred Fifty Three Thousand (8,253,000) shares for the shares of PSM; Two Million, Two Hundred Twenty Seven Thousand (2,227,000) shares for the shares of PSM II; and Two Million, Six Hundred Twenty Thousand (2,620,000) shares for the shares of Pro Staff.

In addition to the exchanges described above, Mr. Schafir received a total of one million dollars ($1,000,000.00) in cash. The cash was allocated as follows:
Six Hundred Thirty Thousand Dollars ($630,000.00) for PSM; One Hundred Seventy Thousand ($170,000.00) for the PSM II; and Two Hundred Thousand Dollars ($200,000.00) for Pro Staff.

The disposition of the Company's shares held by Mr. Schafir are substantially restricted by two Option Agreements. The first is an Option Agreement entered into the 1st day of October, 2003 by and between Harlan M. Schafir, Carter M. Fortune and Robert J. Kingston; the second is an Option Agreement entered into the 1st day of October, 2003 by and between Harlan M. Schafir, and the Company. (collectively, "Option Agreements").

Mr. Schafir is party to the Merger Agreements and is subject to the Option Agreements. Prior to the Merger Agreements and the Option Agreements, there was no material relationship between the Company and Mr. Schafir.

                       General Description of the Business

Through July 2001, the Company's main area of emphasis was the entertainment business, primarily, WOW - Women of Wrestling(R). However, the Company's primary operating focus has shifted from the entertainment industry. Because of the Company's change in operating focus and its expanded current and future anticipated holdings, the Company amended its certificate of incorporation to change its name from WOW Entertainment, Inc. to Fortune Diversified Industries, Inc. and changed its stock symbol from WOWI to FDVI, effective August 16, 2001.

The Company's current operating focus is achieved through its Manufacturing and Distribution Segment (Kingston and Nor-Cote), its Wireless Infrastructure Development Segment (PDH, Cornerstone Wireless, Cornerstone Construction, TTC and StarQuest), and its Entertainment Segment (WOW). In addition, subsequent to the fiscal year ending August 31, 2003, the Company established a Professional Business Solutions Segment with its acquisition of PSM, PSM II, and Pro Staff.

Manufacturing and Distribution Segment

The Company's Manufacturing and Distribution Segment is conducted through its Kingston and Nor-Cote subsidiaries. Kingston is a manufacturer's representative and distributor for prominent national companies in the electronic, sound, security, and video markets. Kingston offers the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems.

Nor-Cote is a manufacturer of UV curable screen printing inks. Nor-Cote inks are printed on many types of plastic, metals and other substrates that are compatible with the UV curing process. Typical applications are plastic sheets, cell phones, bottles & containers, CD and DVD disks, rotary-screen printed labels, and membrane switch overlays. Nor-Cote has operating facilities in the United States, United Kingdom, Singapore, and Malaysia, with worldwide distributors located in Canada, China, Australia, Hong Kong, Taiwan, Italy, South Africa, and Thailand. Nor-Cote entered in to an exclusive patent license agreement in August 2003 with a manufacturer in the United States to expand its product line for uses in new applications. Nor-Cote is currently setting up its manufacturing operations in order to produce this new line of ink products.

Wireless Infrastructure Segment

The Company's Wireless Infrastructure Segment is conducted through PDH, Cornerstone Wireless, Cornerstone Construction, TTC, StarQuest and their affiliates. The Company can assist its customers with the telecom site development process from real estate planning through infrastructure construction, as well as marketing and management including: site acquisition (e.g., raw land, building rooftop, or antenna structure for co-location); architectural and engineering analysis and drawings (e.g., analysis of existing cell tower or construction drawings of cell towers and switches); site construction, and existing site marketing and management.

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

Cornerstone Wireless specializes in engineering and architectural services for the telecommunications and the traditional real estate development industries. The telecommunications industry includes cellular, personal communication services (PCS), specialized mobile radio (SMR), enhanced specialized mobile radio (ESMR), microwave systems, fixed wireless, broadband and fiber optics technologies for carriers, tower consolidators and utilities.

Cornerstone Construction offers a full range of construction services to the telecommunications industry, primarily developing wireless networks for wireless carriers. These services include civil construction, electrical, foundations and tower installations, as well as, antennae and line installations. Cornerstone Construction can provide a complete turnkey solution to the development of telecommunications infrastructure.

TTC specializes in the design, engineering and installation of structured cabling systems for the commercial marketplace and sells telephone and voice mail systems. TTC provides the data cabinets, racks, cable trays, HUBS, patch panels, computer furniture, cable management and any peripheral equipment necessary for a complete voice and data-cabling infrastructure.

StarQuest is a provider of premium communication/ information services, including digital satellite television, high speed (broadband) Internet, both wired and wireless, exclusively to the United States multi-dwelling unit (MDU) marketplace.

Murphy is a commercial and retail real estate development company. During the fiscal year ending August 31, 2003, Murphy was not actively engaged in any business.

Entertainment Segment

WOW was organized in May, 2000 and began production of its weekly syndicated television series, WOW - Women of Wrestling(R) in September, 2000. In June 2001, WOW decided not to produce any future episodes. During the fiscal year ending August 31, 2003, WOW was not actively engaged in any business.

Professional Business Solutions Segment

PSM, PSM II and Pro Staff provide cost-effective employee administrative solutions to companies in more than 25 states nationwide. The three companies are engaged in providing services in employment-related matters, such as Payroll and Tax Processing, Worker's Compensation and Risk Management, Benefits Administration, Unemployment Administration, Legal and Regulatory Employer Compliance, 401k and Retirement Plan Administration and Employee Assessments.

                                   Competition

The markets in which the Company operates are highly competitive, requiring substantial resources and skilled and experienced personnel. The Company competes with other companies in most of the geographic markets in which it operates, and several of its competitors are large companies that have greater financial, technical and marketing resources than the Company does. In addition, there are relatively few barriers to entry into the industries in which the Company operates and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. The Company believes that a significant portion of the Company's revenue will be derived from direct bidding on products as well as unit price agreements, and price will often be an important factor in the award of such business and agreements. Accordingly, the Company could be underbid by its competitors in an effort by them to procure such business. The Company believes that as demand for its products and services increases, customers will increasingly consider other factors in choosing a provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which management of the Company believes will benefit it. There can be no assurance, however, that the Company's competitors will not develop the expertise, experience and resources to provide products and services that are superior in both price and quality to the Company's products and services, or that the Company will be able to maintain or enhance its competitive position.

                              Intellectual Property

The Company owns, controls or claims ownership of certain intellectual properties associated with its business, including trademark rights in the "WOW Women of Wrestling" name (which is the subject of a U.S. service mark registration). The Company also claims a proprietary interest in all confidential or trade secret information relating to its businesses. The Company does not have any patents or patent rights.

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

                            Research and Development

Nor-Cote is the only subsidiary of the Company that incurs material research and development expenses. During the fiscal year ending August 31, 2003, Nor-Cote incurred $58,000 of research and development expenses. These expenses represent the expenses incurred during a two-month period. Nor-Cote expects to incur significantly greater expenses during the fiscal year ending August 31, 2004. Research and development takes place at Nor-Cote's facility. These expenses primarily relate to research regarding improvements to Nor-Cote's existing ultraviolet inks and the development of new ultraviolet inks.

                                    Employees

As of November 25, 2003, the Company had approximately 130 full-time employees of which 31 were primarily engaged in the Wireless Infrastructure Segment, 70 were engaged in the Manufacturing and Distribution Segment, 25 were engaged in the Professional Business Solutions Segment, and 4 were primarily engaged in the Holding Company Segment. The Company anticipates that it will increase its staff within all of the segments in the coming year. The Company's in-house staff is supplemented with contract personnel on an as-needed basis. The Company believes that its relationships with its employees are generally satisfactory. None of its employees are represented by a union.

ITEM 2.       DESCRIPTION OF PROPERTY

The Company has entered into an agreement to purchase property in Crawfordsville, Indiana pursuant to an "An Agreement for Purchase and Sale of Real Estate" entered into July 3, 2003. This property is the location of Nor-Cote's manufacturing facility. The purchase price is estimated at $425,000 and will be due at closing. Pursuant to this agreement, the Seller shall convey good and marketable fee simple title to the property, free and clear of all liens, encumbrances, easements, rights, permits, restrictions, leases, agreements, covenants, conditions, limitations and licenses other than certain permitted exceptions.

The Company leases an office and warehouse facility in Zionsville, Indiana from a limited liability company in which Robert J. Kingston, one of the members of the Control Group, is a member. This facility is the location of Kingston. The agreement expires in August 2007. The agreement includes two renewal options, which allows the Company to extend the lease term for an additional ten years. In addition to base monthly rent, the agreement requires the Company to pay 75% of any increase in real estate taxes over the 2002 taxes assessed and insurance reasonably satisfactory to the landlord.

The Company leases its main corporate facility under an agreement that expires August 2004. This facility is located in Indianapolis, Indiana. In addition to base monthly rent, that agreement requires the Company to pay insurance with respect to the leased premises and its proportionate share of common area maintenance expenses.

In September 2002, the Company entered into a lease for an office and warehouse facility in Beech Grove, Indiana under an agreement that expires November 2004. This facility is the location of TTC. In addition to base monthly rent, this agreement requires the Company to pay its proportionate share of common area maintenance expenses.

In the opinion of the Company, its properties are adequate for its present needs. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3.       LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings or claims that it believes will have a material adverse effect on the Company's business or financial condition.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable. The last annual meeting of stockholders of the Company was held on October 12, 1995. No meeting of stockholders has been held since such date and the Company has no present intention of holding a meeting of stockholders in 2004.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS

(a) Market Information: From October 4, 1999 through June 21, 2000 the Common Stock traded under the symbol "AGELE" on the OTC Bulletin Board. From October 16, 2000 through August 16, 2001, the Common Stock traded under the symbol "WOWI" on the OTC Bulletin Board. Effective after the close of business, August 16, 2001, the Common Stock has traded under the symbol "FDVI" on the OTC Bulletin Board.

The following table sets forth, for the fiscal periods indicated, the high and low bid prices (which prices are interdealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions).

                                                      High              Low
                                                      ----              ---
Fiscal Year Ending August 31, 2003
----------------------------------

     First Quarter                                   $0.20             $0.11
     Second Quarter                                   0.26              0.07
     Third Quarter                                    0.33              0.21
     Fourth Quarter                                   0.45              0.31

Fiscal Year Ending August 31, 2002
----------------------------------

     First Quarter                                   $0.40             $0.21
     Second Quarter                                   0.30              0.13
     Third Quarter                                    0.20              0.12
     Fourth Quarter                                   0.23              0.12

(b) Holders. At November 25, 2003, there were approximately 300 holders of record of the Common Stock.

(c) Dividends. The Company has never declared or paid any dividends on its Common Stock. The Board of Directors presently intends to retain any and all earnings for use in the Company's business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.


ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the Company's financial statements, including the notes thereto, contained elsewhere in this report.

The Company's current operating focus is achieved through its Manufacturing and Distribution Segment (Kingston and Nor-Cote), its Wireless Infrastructure Development Segment (PDH, Cornerstone Wireless, Cornerstone Construction, TTC and StarQuest), and its Entertainment Segment (WOW). In addition, subsequent to the fiscal year ending August 31, 2003, the Company established a Professional Business Solutions Segment with its acquisition of PSM, PSM II, and Pro Staff.

Manufacturing and Distribution Segment

The Company's Manufacturing and Distribution Segment is conducted through its Kingston and Nor-Cote subsidiaries. Kingston is a manufacturer's representative and distributor for prominent national companies in the electronic, sound, security, and video markets. Kingston offers the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems.

Kingston's role as an independent manufacturer's representative is to serve as the mutually beneficial link between the customer and the manufacturer. By working closely with each, the customer receives strong, personal support, and the manufacturer receives a highly effective, yet economical, sales team.

Kingston strives to be the sales representative that dealers think of first for the best service and the latest technology. Products and manufacturers' represented include, but are not limited to, Dedicated Micros (Video Multiplexers & Digital Video Recorders); Lowell Manufacturing (Speakers, cabinets, and accessories); Lucasey (Mounts and television accessories); Net TV (Multimedia Digital Displays); Panasonic Presentation (LCD Projectors & Plasma); R.L. Drake (Video distribution products); RCA Commercial Products (Television and Satellite products); Audiovox Specialized Applications (Mobile electronic products); Securitron Maganlock Corp. (Electromagnetic door locking systems); TOA Electronics, Inc. (Sound, paging, and background music products); Video Alarm CCT (Housing and mounts); West Penn Wire (Wire, cable, connectors, and fiber optics).

Nor-Cote is a leading technology company which manufactures UV curable screen printing inks. Nor-Cote's inks are used on many types of plastic, metals, and other substrates that are compatible with the UV curing process. Typical applications consist of plastic sheets, cell phones, bottles & containers, CD and DVD disks, rotary-screen printed labels, and membrane switch overlays. Nor-Cote has operating facilities in the United States, United Kingdom, Singapore, and Malaysia, with worldwide distributors located in Canada, China, Australia, Hong Kong, Taiwan, Italy, South Africa, and Thailand. Nor-Cote has the following wholly-owned United Kingdom, Singapore, and Malaysian subsidiaries: U.V. Ink Trading Co. (inactive), Nor-Cote International, Ltd. (formerly Nor-Cote (UK) Ltd.), Nor-Cote International PTE, Ltd., and Nor-Cote (Malaysia) SDN, BHD., respectively.

Wireless Infrastructure Segment

The Company's Wireless Infrastructure Segment is conducted through PDH, Cornerstone Wireless, Cornerstone Construction, TTC and StarQuest. The Company can assist its customers with the telecom site development process from real estate planning through infrastructure construction, as well as marketing and management including: site acquisition (e.g., raw land, building rooftop, or antenna structure for co-location); architectural and engineering analysis and drawings (e.g., analysis of existing cell tower or construction drawings of cell towers and switches); site construction, and existing site marketing and management.

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

Cornerstone Wireless specializes in engineering and architectural services for the telecommunications and the traditional real estate development industries. The telecommunications industry includes cellular, personal communication services (PCS), specialized mobile radio (SMR), enhanced specialized mobile radio (ESMR), microwave systems, fixed wireless, broadband and fiber optics technologies for carriers, tower consolidators and utilities. Detailed services for the telecommunications industry include site surveys, site layout drawings, architectural aesthetic designs, foundation designs, antenna mount designs, geo-technical investigation and reports, structural analysis and environmental assessments.

Cornerstone Construction offers a full range of construction services to the telecommunications industry, primarily developing wireless networks for wireless carriers. These services include civil construction, electrical, foundations and tower installations, as well as, antennae and line installations. Cornerstone Construction can provide a complete turnkey solution to the development of telecommunications infrastructure.

TTC specializes in the design, engineering and installation of structured cabling systems for the commercial marketplace and sells telephone and voice mail systems. TTC provides the data cabinets, racks, cable trays, HUBS, patch panels, computer furniture, cable management and any peripheral equipment necessary for a complete voice and data-cabling infrastructure. TTC has provided services to companies throughout the Midwest and for some of the largest companies in the state of Indiana.

StarQuest is a provider of premium communication/information services, including digital satellite television, high speed (broadband) internet, both wired and wireless, exclusively to the United States multi-dwelling unit (MDU) marketplace.

Murphy is a commercial and retail real estate development company. During the fiscal year ending August 31, 2003, Murphy was not actively engaged in any business.

The Company believes that the need for its telecom services in the coming years will be significant, and expects that cell site density will need to increase four to eight fold in the coming years in order to meet the bandwidth and usage requirements of consumers for second generation to third generation wireless data applications (commonly referred to as 2G, 2.5G and 3G). In addition to the build-out of additional sites, as usage changes occur, existing tower and base station configurations will also need to change. Wired broadband needs also require increasing infrastructure build-out, particularly with fiber optics technologies. The Company is positioned to and believes it will be able to provide the real estate development, engineering and design services necessary to meet the evolving needs of the industry. The Company also is pursuing non-telecom opportunities that utilize its highly skilled professionals, which the Company believes will help to maximize its operational capacity while diversifying its revenue sources.

The past year has seen a continuing downturn in the economy, and management witnessed many companies in the telecommunications industry significantly curtailing their operations. Management observed capital expenditures for infrastructure within the industry continued to decline in conjunction with the economy.

While the capital expenditures within the telecommunications industry declined in conjunction with the economy, the infrastructure capacity needs did not. When the industry resumes the infrastructure build out for 2G to 2.5G to 3G and beyond, management believes that the Company will be positioned as a recognized provider with the capacity to meet and exceed the industry's needs.

Entertainment Segment

WOW was organized in May, 2000, began production of its weekly syndicated television series, WOW - Women of Wrestling(R) in September, 2000. In June 2001, WOW decided not to produce any future episodes. In July 2001, WOW agreed in principle to general terms for licensing the WOW - Women of Wrestling(R) property to David McLane Enterprises, Inc. ("DME") for a minimum monthly dollar amount plus a percentage of certain revenues for three and one half years. DME is owned by David McLane, who was until June, 2001, the president, a director and one of the controlling shareholders of the Company. During the fiscal year ending August 31, 2003, WOW was not actively engaged in any business.

Professional Business Solutions Segment

PSM, PSM II and Pro Staff are one of the Midwest's largest Professional Employer Organizations (PEO) providing cost-effective employee administrative solutions to companies in more than 25 states nationwide. The three companies are engaged in providing services in employment-related matters, such as Payroll and Tax Processing, Worker's Compensation and Risk Management, Benefits Administration, Unemployment Administration, Legal and Regulatory Employer Compliance, 401k and Retirement Plan Administration and Employee Assessments. PSM has been recognized as one of the 100 Fastest Growing Companies in Indiana by the Kelly School of Business at Indiana University for 2000, 2001 and 2002. The PEO industry is expanding rapidly. The Company believes there is a rising demand for PEO services and an excellent opportunity for consolidation and expansion. PSM has a great reputation and is a very well-managed company. The Company believes that PSM will continue its rapid expansion.

Critical Accounting Policies

The Company has identified the following policies as critical to its business and the understanding of its results of operations. The impact of these policies is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where these policies affect reported and anticipated financial results. For a detailed discussion on the application of these and other accounting policies see the Notes to the Consolidated Financial Statements. Preparation of this report requires the Company's use of estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenue and expense amounts for the periods being reported. There can be no assurance that the Company's actual results will not differ from these estimates.

Revenue Recognition

In the Company's Manufacturing and Distribution Segment, revenue from the sale of products is recognized according to the terms of the sales arrangement, which is generally upon shipment. Commission revenue is recognized when realizable and earned, which is typically upon receipt of the commission payment. Revenues are recognized, net of estimated costs of returns, allowances and sales incentives, when products are shipped to customers and title and risk of ownership transfers. Products are generally sold on open account under credit terms customary to the geographic region of distribution. Ongoing credit evaluations our performed on customers and the Company does not generally require collateral to secure accounts receivable.

In its Wireless Infrastructure Segment, PDH, Cornerstone Wireless and Cornerstone Construction enter into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within six months. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached. Additionally, in the Wireless Infrastructure Segment, TTC and StarQuest recognize revenue when product is shipped and installation is complete.

Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

Cost of Revenues

Cost of revenues consist primarily of purchases of goods that are resold to customers, but also consist of salaries, wages and benefits to employees, and other overhead expenses directly attributable to production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of sales and administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees.

Cash and Equivalents

Cash and equivalents may include money market fund shares, bank time deposits and certificates of deposits, and other instruments with original maturities of three months or less. At August 31, 2003, the Company's cash exceeded federally insured limits by approximately $270,000.

Marketable Securities

Marketable securities include common stocks classified as "available for sale" in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The securities are carried at fair value based on current market quotations. Unrealized holding gains and losses, net of tax, are not included in "net income", but are accounted for as "other comprehensive income" and reflected as a separate component of the change in stockholders' equity. The cost of securities used to compute realized gains and losses is based on specifically identified securities. The fair value of investment securities is determined by currently available market prices.

Accounts Receivable

Accounts receivable is stated at the amount billed to customers. The Company provides allowances for doubtful accounts and for returns and sales allowances, which are based upon a review of outstanding receivables, historical information and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The Company's policy is not to accrue interest on past due trade receivables.

Inventories

Inventories of raw materials are recorded at the lower of cost (primarily first-in, first-out) or market value. Inventories of work-in-process and finished goods include estimated direct labor, indirect labor, and other manufacturing expenses applied as a function of material costs.

Shipping and Handling

Costs incurred for shipping and handling are included in the Company's consolidated financial statements as a component of costs of revenue.

Property, Equipment, and Depreciation

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

The provision for depreciation amounted to $222,000 and $42,000 for the years ended August 31, 2003 and 2002, respectively.

Goodwill and Other Intangible Assets

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer amortized but instead is assessed for impairment at least as often as annually and as triggering events occurs. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. Since management's judgment is involved in performing goodwill and other intangible assets valuation analyses, there is risk that the carrying value of the goodwill and other intangible assets may be overstated or understated.

The Company has elected to perform the annual impairment test of recorded goodwill as required by SFAS 142 as of the end of fiscal third quarter. The results of this annual impairment test indicated that the fair value of each of the reporting units as of May 31, 2003, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill was not subject to impairment.

Long-lived Assets

The Company periodically considers whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the asset then becomes the asset's new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. Long-lived assets including the Company's property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the related asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets.

Advertising Costs

Advertising costs including marketing, advertising, publicity, promotion and other distribution costs, are expensed as incurred and totaled $87,000 and $29,000 for the years ended August 31, 2003 and 2002, respectively.

Fair Value of Financial Instruments

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

Stock-based Compensation

The Company has elected to account for all stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148) .

The Company accounts for stock awards to nonemployees in accordance with the provisions of FAS 123 and FAS 148, and Emerging Issues Task Force Consensus No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18). Under FAS 123, FAS 148, and EITF 96-18, stock awards issued to nonemployees are accounted for at their deemed fair value based on independent valuations or by using an option-pricing model, as appropriate.

Income (Loss) Per Common Share

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

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates. The Company files separate U.S., U.K., Singapore, and Malaysia income tax returns.

Research and Development Costs

Research and development costs are either expensed as incurred, or capitalized if they have a future economic benefit. There are no capitalized research and development costs as of August 31, 2003.

Self Insurance

The Company's Nor-Cote subsidiary has elected to act as a self-insurer for certain costs related to employee health and accident benefit programs. Costs resulting from non-insured losses are estimated and charged to income when incurred. The Company has purchased insurance which limits its annual exposure for individual claims to $30,000 and which limits its aggregate annual exposure to approximately $250,000.

New Accounting Pronouncements:

On December 31, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). SFAS No. 148 amends FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effect of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 is applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted the disclosure provisions of SFAS 148 as of December 31, 2002.

In November of 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Interpretation No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; however, its disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Although the Company has provided indirect guarantees on behalf of certain of its wholly-owned subsidiaries, the Company believes that these guarantees are excluded from the scope of Interpretation No. 45. The Company will continue to evaluate what effect, if any, the recognition and measurement provisions will have on its financial statements and related disclosures in future periods.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments meeting certain criteria to be reported as liabilities that were previously reflected as equity or in between liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company adopted the provisions of this statement effective September 1, 2002 and there was no material impact on the consolidated financial statements.

In July 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company adopted the provisions of this statement effective September 1, 2002 and there was no material impact on the consolidated financial statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2003 AND AUGUST 31, 2002
-----------------------------------------------------------------------------

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                       Manufacturing
                                           and          Wireless                         Holding         Segment
                                       Distribution  Infrastructure   Entertainment      Company         Totals
                                       ------------  --------------   -------------    -----------     -----------
Year Ended August 31, 2003
Net revenues                            $11,000,000    $ 4,470,000     $        --     $        --     $15,470,000
Cost of revenues                          7,995,000      3,183,000              --     $        --      11,178,000
                                        -----------    -----------     -----------     -----------     -----------
Gross profit                              3,005,000      1,287,000              --              --       4,292,000
Operating expenses
       Selling, general and
       administrative expenses            1,877,000      1,353,000           7,000         555,000       3,792,000
       Depreciation and amortization        268,000         66,000              --           8,000         342,000
                                        -----------    -----------     -----------     -----------     -----------

           Total operating expense .      2,145,000      1,419,000           7,000         563,000       4,134,000
                                        -----------    -----------     -----------     -----------     -----------

Segment operating income (loss)             860,000    $  (132,000)    $    (7,000)    $  (563,000)    $   158,000
                                        ===========    ===========     ===========     ===========     ===========

As of August 31, 2003
Cash                                    $   792,000    $    59,000     $     1,000     $    33,000     $   885,000
Available for sale investments              337,000             --              --              --         337,000
Accounts receivable                       2,836,000      1,463,000              --           7,000       4,306,000
Inventory, net                            1,745,000        111,000              --              --       1,856,000
Other current assets                        543,000         58,000              --          62,000         663,000
Notes receivable                                 --             --              --              --              --
Property, plant & equipment, net          2,350,000        326,000              --          27,000       2,703,000
Loan origination fees, net                   50,000             --              --              --          50,000
Goodwill                                  2,136,000         70,000              --              --       2,206,000
Other intangible assets, net              1,180,000             --              --              --       1,180,000
Other long-term assets                       14,000             --              --              --          14,000
                                        -----------    -----------     -----------     -----------     -----------

Total Segment Assets                    $11,983,000    $ 2,087,000     $     1,000     $   129,000     $14,200,000
                                        ===========    ===========     ===========     ===========     ===========

                                       Manufacturing
                                           and          Wireless                         Holding         Segment
                                       Distribution  Infrastructure   Entertainment      Company         Totals
                                       ------------  --------------   -------------    -----------     -----------
Year Ended August 31, 2002
Net revenues                            $ 1,529,000    $   813,000              --              --     $ 2,342,000
Cost of revenues                          1,233,000        874,000              --              --       2,107,000
                                        -----------    -----------     -----------     -----------     -----------

Gross profit (loss)                         296,000        (61,000)             --              --         235,000
Operating expenses
       Selling, general and
       administrative expenses              236,000        854,000           6,000         526,000       1,622,000
       Depreciation and amortization         14,000         33,000              --           4,000          51,000
                                        -----------    -----------     -----------     -----------     -----------
           Total operating expense          250,000        887,000           6,000         530,000       1,673,000
                                        -----------    -----------     -----------     -----------     -----------

Segment operating income (loss)         $    46,000    $  (948,000)    $    (6,000)    $  (530,000)    $(1,438,000)
                                        ===========    ===========     ===========     ===========     ===========

As of August 31, 2002
Cash                                    $   133,000    $   108,000     $     1,000     $    49,000     $   291,000
Accounts receivable                       1,617,000        266,000              --         258,000       2,141,000
Purchase adjustment                              --             --              --         600,000         600,000
Inventory, net                              509,000             --              --              --         509,000
Other current assets                         18,000         51,000              --          15,000          84,000
Notes receivable                                 --             --              --          30,000          30,000
Property, plant & equipment, net            358,000        203,000              --          19,000         580,000
Goodwill                                    876,000             --              --              --         876,000
Other intangible assets, net                751,000             --              --              --         751,000
                                        -----------    -----------     -----------     -----------     -----------

Total Segment Assets                    $ 4,262,000    $   628,000     $     1,000     $   971,000     $ 5,862,000
                                        ===========    ===========     ===========     ===========     ===========

Manufacturing and Distribution
------------------------------

Revenues

Revenues for the year ended August 31, 2003 were $11,000,000, compared to $1,529,000 for the year ended August 31, 2002, an increase of $9,471,000. The increase in revenues was the result of the Company acquiring Kingston on July 31, 2002 and Nor-Cote on July 1, 2003. The results of operations for the year ended August 31, 2002 only represent one month for Kingston. The results of operations for the year ended August 31, 2003 represent twelve months for Kingston and two months for Nor-Cote. Sales by Kingston's mobile electronic product division are increasing. Sales to the hotel/motel, hospital and restaurant industries are still somewhat slow due to the weak economy. One of the difficulties encountered by Kingston during the prior year was the lack of product availability. The lack of product availability affected Kingston's sales. In order to help alleviate this difficulty, Kingston anticipates importing more products directly from China and brand-naming such products. Kingston believes the direct imports will give it additional product and a competitive advantage in the market. Nor-Cote expects to increase sales in the next fiscal year. Nor-Cote believes that the silver conductive ink market will expand rapidly in the next few years. Nor-Cote has received substantial interest in its products at trade shows and is adding new customers in Europe and the U.K.

Cost of Revenues

Cost of revenues for the year ended August 31, 2003 were $7,995,000 compared to $1,233,000 for the year ended August 31, 2002, an increase of $6,762,000. The increase in cost of revenues was the result of the Company acquiring Kingston on July 31, 2002 and Nor-Cote on July 1, 2003. The results of operations for the year ended August 31, 2002 only represent one month for Kingston. The results of operations for the year ended August 31, 2003 represent twelve months for Kingston and two months for Nor-Cote.

Gross Profit

Gross profit for the year ended August 31, 2003 was $3,005,000 representing 27% of sales, compared to $296,000 representing 19% of sales for the year ended August 31, 2002, an increase of $2,709,000. The increase in gross profit was the result of the Company acquiring Kingston on July 31, 2002 and Nor-Cote on July 1, 2003. The results of operations for the year ended August 31, 2002 only represent one month for Kingston. The results of operations for the year ended August 31, 2003 represent twelve months for Kingston and two months for Nor-Cote.

Operating Expenses

Operating expenses for the year ended August 31, 2003 were $2,145,000, compared to $250,000 for the year ended August 31, 2002, an increase of $1,895,000. The increase in operating expenses was the result of the Company acquiring Kingston on July 31, 2002 and Nor-Cote on July 1, 2003. The results of operations for the year ended August 31, 2002 only represent one month for Kingston. The results of operations for the year ended August 31, 2003 represent twelve months for Kingston and two months for Nor-Cote.

Operating Income

Operating income for the year ended August 31, 2003 was $860,000, compared to $46,000 for the year ended August 31, 2002, an increase of $814,000. The increase in operating income was the result of the Company acquiring Kingston on July 31, 2002 and Nor-Cote on July 1, 2003. The results of operations for the year ended August 31, 2002 only represent one month for Kingston. The results of operations for the year ended August 31, 2003 represent twelve months for Kingston and two months for Nor-Cote.

Wireless Infrastructure
-----------------------

Revenues

Revenues for the year ended August 31, 2003 were $4,470,000, compared to $813,000 for the year ended August 31, 2002, an increase of $3,657,000. The increase in revenues resulted from the Company expanding its operations and the acquisitions of TTC and StarQuest. While the Company experienced an increase in revenue, the telecom industry continued its depressed condition during the fiscal year ending August 31, 2003. The Company has, however, noticed increased activity in the last few months. PDH has expanded its customer base and expanded its territory. It has also reduced overhead and is well positioned when the economy turns. Cornerstone Wireless has substantially increased its revenue and client base. Cornerstone Wireless believes there is very good potential for its engineering services in the next year. Cornerstone Construction is expanding and becoming well-known in the Great Lake's Region. TTC's amortized revenue is increasing. StarQuest continues to provide services that complement the other companies. If the telecom industry continues to come out of its depressed condition, the Company believes its Wireless Infrastructure Segment is very well positioned to substantially increase revenues and profits.

Cost of Revenues

Cost of revenues for the year ended August 31, 2003 were $3,183,000, compared to $874,000 for the year ended August 31, 2002, an increase of $2,309,000. The increase in the cost of revenues resulted from the Company expanding its operations and the acquisitions of TTC and StarQuest.

Gross Profit (Loss)

Gross profit (loss) for the year ended August 31, 2003 was $1,287,000 representing 29% of sales, compared to $(61,000) representing (8)% of sales for the year ended August 31, 2002, an increase of $1,348,000.

Operating Expenses

Operating expenses for the year ended August 31, 2003 were $1,419,000, compared to $887,000 for the year ended August 31, 2002, an increase of $532,000. The increase in operating expenses resulted from the Company expanding its operations and the acquisitions of TTC and StarQuest. Operating expenses primarily consist of employee compensation and benefits, legal, accounting and consulting fees.

Operating Income (Loss)

Operating income (loss) for the year ended August 31, 2003 was $(132,000), compared to $(948,000) for the year ended August 31, 2002, a decrease in the loss of $816,000. The operating loss was primarily the result of the continued depressed condition of the telecom industry.

Entertainment
-------------

Revenues

Revenues for the year ended August 31, 2003 were zero, compared to zero for the year ended August 31, 2002. During the fiscal year ending August 31, 2003, WOW was not actively engaged in any business.

Cost of Revenues

Cost of revenues for the year ended August 31, 2003 were zero, compared to zero for the year ended August 31, 2002. During the fiscal year ending August 31, 2003, WOW was not actively engaged in any business.

Gross Profit (Loss)

Gross profit (loss) for the year ended August 31, 2003 was zero, compared to zero for the year ended August 31, 2002. During the fiscal year ending August 31, 2003, WOW was not actively engaged in any business.

Operating Expenses

Operating expenses for the year ended August 31, 2003 were $7,000, compared to $6,000 for the year ended August 31, 2002, an increase of $1,000. During the fiscal year ending August 31, 2003, WOW was not actively engaged in any business.

Operating Income (Loss)

Operating income (loss) for the year ended August 31, 2003 was $(7,000), compared to $(6,000) for the year ended August 31, 2002, an increase of $(1,000). During the fiscal year ending August 31, 2003, WOW was not actively engaged in any business.

Holding Company
---------------

The Company's Holding Company Segment does not have any income producing operating assets. As such, the operating loss is equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the year ended August 31, 2003 were $563,000, compared to $530,000 for the year ended August 31, 2002, an increase of $33,000.

Interest income for the year ended August 31, 2003 was approximately $15,000, which was primarily related to funds held in money market accounts and accrued interest income from employee-held recourse promissory notes. Interest income for the year ended August 31, 2002 was approximately $51,000, which was also primarily related to funds held in money market accounts and accrued interest income from employee-held recourse promissory notes.

Interest expense for the year ended August 31, 2003 was approximately $185,000 from various lines of credit and term loans. Interest expense for the year ended August 31, 2002 was approximately $23,000 from a line of credit.

Losses on investments in marketable securities, net for the year ended August 31, 2003 was zero. Losses on investments in marketable securities, net for the year ended August 31, 2002 was approximately $597,000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of August 31, 2003 the Company had working capital of approximately $3,258,000 composed primarily of cash and equivalents, net accounts receivable and net inventory. The Company's principal sources of liquidity include $1,222,000 in cash and cash equivalents, a $1,500,000 line of credit available through July 31, 2004 of which $547,000 was available as of August 31, 2003, a $500,000 line of credit available through June 30, 2004 of which $415,000 was available as of August 31, 2003, and a $3,000,000, unsecured line of credit with a stockholder of which $1,000,000 was available as of August 31, 2003. The $1,500,000 line of credit is secured by the business assets of Kingston, with a second lien on assets pledged by a stockholder. Interest on the line is charged at 2.40% plus the one-month London Interbank Offered Rate (one-month LIBOR). The $500,000 line of credit is secured by the business assets of Nor-Cote, with a second lien on assets pledged by a stockholder. Interest on the line is charged at 2.50% plus the one-month LIBOR. Interest on the $3,000,000, unsecured line of credit with a stockholder is charged at 3% plus the one-month LIBOR.

For the year ended August 31, 2003, cash flows used by operating activities were $536,000, as compared to $1,534,000 for the year ended August 31, 2002. The change is primarily related to the Company's operations becoming profitable, a change that amounted to $2,190,000. This decrease in cash flows used was offset by an increase in accounts receivable of $604,000 over the prior year as a result of increased sales, as well as an increase in inventories of $279,000.

For the year ended August 31, 2003, cash flows used for investing activities were 1,898,000, as compared to $4,369,000 for the year ended August 31, 2002. The decrease in cash flows used for investing activities for the year ended August 31, 2003 is primarily due to cash outflow of $1,997,000 pertaining to acquisitions, net of cash received. Of this amount, approximately $1,680,000 relates to the Stock Exchange Agreement with Nor-Cote. Capital expenditures increased from $32,000 for the year ended August 31, 2002 to $345,000 for the year ended August 31, 2003.

For the year ended August 31, 2003, cash flows provided by financing activities were $3,104,000 as compared to $3,656,000 for the year ended August 31, 2002. The decrease was primarily related to the commencement of payments on long-term debt netted against new borrowings used to finance acquisitions.

The Company reviews, as opportunities arise, the potential acquisition and/or operation of other businesses. Any such action will be based upon the Company's analysis of the specific business and the respective industry, as well as the Company's ability to utilize a capital structure that is beneficial to the Company's stockholders. The Company intends to continue to aggressively pursue acquisitions and other business opportunities.

The Company's short and long term capital requirements will depend upon many factors, including whether it acquires and/or operates other businesses and the operating success of its current operating segments. Many of these and other factors are beyond the Company's control.

Over the next 12 months, the Company plans to hire additional employees in all of its segments; however, the hiring of these employees will be approximately correlated with an increase in operating revenue.

The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facilities and possible new debt or equity sources. The Company believes that there will be sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future.

RISK FACTORS
------------

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

The industries the Company serves are subject to rapid technological and structural changes that could reduce the demand for the products and services the Company provides. The telecommunications industry is undergoing rapid change as a result of technological advances and deregulation that could in certain cases reduce the demand for the Company's services or otherwise adversely affect its business. Improvements in existing technology may allow telecommunications companies to significantly improve their networks without physically upgrading them. In addition, consolidation in the telecommunications industry may result in the loss of one or more customers.

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

The economic downturn has lead to less demand for the Company's services. If the general level of economic activity continues to slow, the Company's customers may delay or cancel new projects. A number of other factors, including financing conditions for the industries the Company serve, could adversely affect its customers and their ability or willingness to fund capital expenditures in the future.

The Company may be unsuccessful at integrating companies that it acquires. The Company may not successfully integrate its acquired companies with its existing operations without substantial costs, delays or other operational or financial problems. Failure to implement proper overall business controls could result in inconsistent operating and financial practices at the companies the Company acquires, and its overall profitability could be adversely affected. Integrating its acquired companies involves a number of special risks which could materially and adversely affect the Company's business, financial condition and results of operations, including:

     - failure of acquired companies to achieve the results the Company expects;
     -    diversion of management's attention from operational matters;
     - difficulties integrating the operations and personnel of acquired companies;
     -    inability to retain key personnel of the acquired companies;
     -    risks associated with unanticipated events or liabilities;
     -    the potential disruption of business; and
     - the difficulty of maintaining uniform standards, controls, procedures and policies.

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

The Company's operating results may vary significantly from quarter-to-quarter. During the winter months, demand for its services may be lower due to inclement weather. Additionally, its quarterly results may also be materially affected by:

     -    the availability of products to sell;
     -    changes to the cost of available products;
     -    the timing and volume of work under new agreements;
     -    regional or general economic conditions;
     -    the budgetary spending patterns of customers;
     - variations in the margins of projects performed during any particular quarter;
     -    the termination of existing agreements;
     - costs the Company incurs to support growth internally or through acquisitions or otherwise;
     - losses experienced in its operations not otherwise covered by insurance;
     -    a change in the mix of our customers, contracts and business;
     -    increases in design costs;
     -    the timing of acquisitions; and
     -    the timing and magnitude of acquisition assimilation costs.

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

The Company could experience a material adverse effect on its revenue, net income and liquidity if any of the following occur:

     -    its customers cancel a significant number of contracts;
     - it fails to win a significant number of its existing contracts upon re-bid; or
     - it completes the required work under a significant number of non-recurring projects and cannot replace them with similar projects.

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

The Company may not be able to protect its intellectual property rights.

The Company is exposed to financial market risks, including interest rate fluctuation and changes in foreign currency exchange rates. The Company is exposed to changes in interest rates on variable interest rate revolving lines of credit. The Company believes an increase in short-term borrowing rates during 2003 would have resulted in only a nominal increase in interest expense. The Company did not have any interest rate swaps outstanding at August 31, 2003. The Company believes foreign currency exchange rate risk is nominal as of August 31, 2003. Foreign sales reporting during the year ended August 31, 2003 were less than 3% of total Company sales.

The Control Group, which owns a substantial majority of the Company's common stock, could through the exercise of its voting rights affect decisions which could conflict with the interests of the public shareholders.

                         Off Balance Sheet Arrangements

The Company does not have any material off balance sheet arrangements that have or is reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. A stockholder of the Company individually owns a related party company, in which the principal asset is the building used by Kingston. Kingston has provided indirect guarantees on behalf of the debt included in this related party. The Company believes that these guarantees are excluded from the scope of Interpretation No. 45. The Company will continue to evaluate what effect, if any, the recognition and measurement provisions will have on its financial statements and related disclosures in future periods.

                           Forward-Looking Statements

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this report are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences, include, but are not limited to, the risks and uncertainties that are discussed under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition". The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission.

ITEM 7.       FINANCIAL STATEMENTS

See pages F-1 through F-32 following Item 14 below.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's prior independent certified public accountants, Katz Sapper & Miller, LLP, ("KSM") elected to cease performing audits of publicly traded companies and to focus on serving the unique needs of entrepreneurial companies. KSM resigned as the Company's auditors effective July 31, 2002. KSM's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion. KSM's report was not modified as to uncertainty, audit scope, or accounting principles, and also described the nature of each such adverse opinion, disclaimer of opinion or modification. The decision to accept KSM's resignation was approved by the Company's board of directors. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

The Company appointed Whipple & Company, PC as the Registrant's independent certified public accountants and such firm accepted such appointment effective as of August 31, 2002.

ITEM 8A.      CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                Directors, Executive Officers, Promoters and Control Persons

(a)     Executive Officers and Directors

The executive officers and directors of the Company are as follows:

NAME                 AGE   SINCE   POSITION
----                 ---   -----   --------

Carter M. Fortune    60    2002    Chief Executive Officer, Chairman of the
                                   Board

Robert J. Kingston   46    2002    Director, President of Kingston

Amy E. Gallo         36    2002    Chief Financial Officer, Secretary, Director

David A. Berry       49    2002    Director

Herman Haffner       49    2003    President of Nor-Cote

Harlan M. Schafir    51    2003    Director, Chief Operating Officer,
                                   President of PSM, PSM II and Pro Staff

The Company's current directors serve until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

In January, 2002, the Company appointed Carter M. Fortune as its Chief Executive Officer. Mr. Fortune also became a director and Chairman of the Board of the Company as of January, 2002. Mr. Fortune replaced Jeffrey J. Lewis who resigned his position as CEO and director. Mr. Lewis's resignation was not as a result of any dispute with the Company. Mr. Fortune is also a member of the Control Group. Mr. Fortune has a BBA in

Marketing from the University of Cincinnati. He began his professional career at a leading national food brands company where after five years he had ascended to the position of Regional Marketing Manager. He was then hired as Director of Marketing for a leading Insurance and Actuarial services provider where he served for three years. Mr. Fortune then began a period of about fifteen years where he was the owner and operator of a chain of retail stores. Concurrently and through today he began investing, owning and operating numerous commercial and residential real estate developments. Over the years, Mr. Fortune has served on numerous Boards of Directors and Advisory panels.

Robert J. Kingston was elected to the Board of Directors, July 31, 2002 and remained as president of Kingston. Mr. Kingston has been leading Kingston since 1978, when he took over the business from his father after his father suffered an unexpected stroke. Mr. Kingston has represented almost every major electronics line and sales have steadily increased under his leadership.

Amy E. Gallo was elected to the Board of Directors and became Chief Financial Officer and Secretary in December 2002. Mrs. Gallo began working with Fortune Diversified Industries in January 2002 when she, along with other employees, was part of the DicksonHughes Group, LLC acquisition. She worked for DicksonHughes Group, LLC from November 1999 to January 2002 as Chief Financial Officer and Controller over their commercial real estate and telecommunications real estate acquisition divisions. Prior to joining DicksonHughes Group, LLC, Mrs. Gallo was the financial reporting manager for Tranex Credit Corp., an automobile finance company, from May 1997 to November 1999. Previous to 1997, Mrs. Gallo worked in the accounting department of various industries including service, coal mining, restaurant and public accounting. Mrs. Gallo is a certified public accountant and is a member of the AICPA and Indiana CPA Society. She graduated with an accounting degree from Indiana University.

David A. Berry was elected to the Board of Directors on November 1, 2002. Mr. Berry also serves on the audit committee. Mr. Berry began his professional career by starting his own underground utility trenching company in 1978, for which he had grown into a national company when he sold it in 1984. Mr. Berry then worked as an operations manager for two years for a major national telecommunications utility until he started OSP Engineering, an outside telephone and cable systems contractor. Mr. Berry again grew OSP into a national company, with customers from Maine to California, until he sold it in 1990. Mr. Berry then was one of the founding members of Citimark Communications, another wire infrastructure development company, until he sold his interest to his partners and formed Shared Telecom Services in 1995. Mr. Berry grew Shared Telecom Services into a leading regional Competitive Local Exchange Carrier
(CLEC) and shared tenant provider, when he sold it in 2000 to a large national utility.

As of July 1, 2003, Herman Haffner became the President of Nor-Cote. Mr. Haffner graduated in 1977 from Wabash College in Crawfordsville, Indiana with a B.A. degree majoring in Speech with a minor in Education. For 14 years he was the Vice President of Marketing and Sales for Nor-Cote. Mr. Haffner helped increase domestic sales from 0 in

1979 to over 13 million in 1993. Internationally, he oversaw establishment of the UK division, team negotiated a European licensing agreement and established a group of distributors in the Pacific Rim. From 1993 to 2003, Mr. Haffner and his wife owned and operated a consulting business helping businesses in the following areas: Business Planning/Strategic Marketing, On-going Sales and Customer Service Training, Pre-employment and Employee/Job match assessments.

Harlan M. Schafir was elected to the Board of Directors on October 1, 2003 and continued as President of PSM, PSM II and Pro Staff. Mr. Schafir graduated first in his accounting class from the University of South Florida in 1974, whereupon he took his first job working as a staff accountant for Arthur Andersen & Co. in Tampa, Florida. In 1980, he accepted a position with Cooper Industries in Houston, Texas and in 1984 he was transferred from Cooper's corporate office to the Belden Electronic Wire & Cable Division office in Indiana. While at Belden, Mr. Schafir was promoted several times. He was transferred to several different units and had a significant impact on both operating efficiencies and profitability. Ultimately, he was responsible for running a significant part of Belden's manufacturing operations. His units were considered some of the most profitable and productive in the company. In 1991, Mr. Schafir founded PSM, one of the first PEO's in the state of Indiana. Under his leadership, PSM has experienced double-digit annual growth and now has offices in both Richmond and Carmel, Indiana. Mr. Schafir has also helped PSM achieve annual client retention rates consistently above 99%. Mr. Schafir's other accomplishments include being one of only 100 CPES (Certified Professional Employer Specialists) in the United States. He is also the Treasurer of the Midwest Chapter of the National Association of Professional Employer Organizations, and a member of the CEO Forum.

(b)  Significant Employees. None

(c)  Family Relationships. None.

(d)  Involvement in Certain Legal Proceedings. None.

(e) Audit Committee Financial Expert. The Company does not have an audit committee financial expert serving on its audit committee. The Company is attempting to hire an audit committee financial expert.

               Section16(A) Beneficial Ownership Compliance Report

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

Based solely on its review of the copies of such forms received by it, or written representations from certain such reporting persons that no Form 5's were required for such persons, the Company believes that, for the year ended August 31, 2003, its officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements except for Norman G. Wolcott, Jr. in regards to one late report for one transaction and Amy Gallo in regards to one late report for one transaction. Both reports were subsequently filed.

                                 Code of Ethics

The Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company is in the process of preparing and adopting a code of ethics.

ITEM 10.      EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company's past three fiscal years ended August 31, 2003 by the CEO and executive officers.

                           Summary Compensation Table

                                                                                 Long Term
                                                                               Compensation
                             Fiscal                                               Awards
                             Year      Annual Compensation                      Securities
Name and Principal           Ending    -------------------     Other Annual     Underlying      All Other
Position                     Aug. 31  Salary ($)  Bonus ($)  Compensation ($)   Options (#)  Compensation ($)
---------------------------  -------  ----------  ---------  ----------------   -----------  ----------------
Jeffrey J. Lewis, CEO        2003             --         --                --            --                --
                             2002             --         --                --            --                --
                             2001        $67,000         --                --       200,000                --

Carter M. Fortune, CEO       2003             --         --                --            --                --
                             2002             --         --                --            --                --
                             2001             --         --                --            --                --
Herman Haffner, President of
   Nor-Cote                  2003        $20,000 (1)     --            68,714 (2)        --                --
                             2002             --         --                --            --                --
                             2001             --         --                --            --                --

(1) For the last two months of the period ending August 31, 2003 ($120,000 on an annual basis).
(2) On or about July 1, 2003, the Company issued two hundred, twenty eight thousand, five hundred seventy one (228,571) shares of its common stock to Mr. Haffner. Mr. Haffner shall vest in these shares on on July 1, 2006 if Nor-Cote's cumulative EBITDA over the three (3) year period is greater than one dollar (US) ($1.00). In addition, on or about July 1, 2003, the Company issued an additional three hundred thousand (300,000) shares of its common stock to Mr. Haffner. Mr. Haffner shall vest in these shares at a rate of one hundred thousand (100,000) shares for each one million, six hundred thousand dollars ($1,600,000) (U.S.) of EBITDA earned by Nor-Cote over the same three year period (to a maximum amount of four million, eight hundred thousand dollars (U.S.) ($4,800,000.00) of EBITDA). As of August 31, 2003, the 528,571 shares are valued (without any discounts) at $68,714 (528,571 x $.13). In addition, Nor-Cote shall pay to Mr. Haffner an annual bonus if Nor-Cote attains certain EBITDA thresholds during a fiscal year (July 1 to June 30). If Nor-Cote's EBITDA during a fiscal year is greater than $2,500,000, Nor-Cote shall pay Mr. Haffner a bonus in the amount of $45,000. If Nor-Cote's EBITDA during a fiscal year is greater than $2,000,000, but less than or equal to $2,500,000, Nor-Cote shall pay Mr. Haffner a bonus in the amount of $25,000. If Nor-Cote's EBITDA during a fiscal year is greater than $1,600,000 but less than or equal to $2,000,000, Nor-Cote shall pay Mr. Haffner a bonus in the amount of $10,000. If Nor-Cote's EBITDA during a fiscal year is less than or equal to $1,600,000, Nor-Cote shall not pay Mr. Haffner a bonus.


       Options/SARS Grants in the Last Fiscal Year Ending August 31, 2003

No grants were made during the fiscal year ending August 31, 2003.

      Aggregated Option Exercises in the Fiscal Year Ending August 31, 2003
                          and Period-End Option Values

                                                             Number of Unexercised        Value of Unexercised
                                                                  At TP-End (#)           in the money Options
                  Shares Acquired on                         Options at TP-End (#)           at TP-End ($)
Name                 Exercise (#)     Value Realized ($)  Exercisable / Unexercisable  Exercisable / Unexercisable
----                 ------------     ------------------  ---------------------------  ---------------------------
Jeffrey L. Lewis            0                 $0                  200,000/0 (1)                 $2,000/$0 (1)

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

                       Report on Repricing of Options/SARS

No adjustments or amendments were made to the exercise price of stock options or SARS.

                            Compensation of Directors

Directors who are employed by the Company receive no compensation. Mr. Berry received 200,000 shares of the Company's common stock upon being appointed and also receives $1,000 per month. Every director is reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and other Company business.

               Employment Contracts and Termination of Employment
                       And Change-in-Control Arrangements

The Company does not currently have any employment contracts, termination of employment agreements or change-in-control arrangements with any of the Company's executive officers.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                 Security Ownership of Certain Beneficial Owners

The following table sets forth information as of November 25, 2003 with respect to the only persons or groups known to the Company who may be deemed to own beneficially more than 5% of the Company's voting securities (i.e. Common Stock).

                      Name and Address of           Amount and Nature of             Percent
Title of Class        Beneficial Owner              Beneficial Ownership (1)         of Class
--------------        ---------------------         -----------------------          --------
Common Stock          John F. Fisbeck                   93,491,375 (2)                 94.3
                      6809 Corporate Drive
                      Indianapolis, IN 46278

Common Stock          Carter M. Fortune                 93,491,375 (2)                 94.3
                      6809 Corporate Drive
                      Indianapolis, IN 46278

Common Stock          Robert J. Kingston                93,491,375 (2)                 94.3
                      6809 Corporate Drive
                      Indianapolis, IN 46278

Common Stock          Norman G. Wolcott, Jr.            93,491,375 (2)                 94.3
                      6809 Corporate Drive
                      Indianapolis, IN  46278

Common Stock          Wolcott Trust                     93,491,375 (2)                 94.3
                      6809 Corporate Drive
                      Indianapolis, IN  46278


Common Stock          Harlan M. Schafir                 93,491,375 (2)                 94.3
                      6809 Corporate Drive
                      Indianapolis, IN  46278

(1) As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after November 25, 2003.

(2) As the Control Group, Messrs. John F. Fisbeck, Carter M. Fortune, Robert J. Kingston, Norman G Wolcott, Jr., Harlan M. Schafir and the Wolcott Trust beneficially own 93,491,375 shares of Common Stock. Individually, each person has sole dispositive and voting power over the following shares of Common Stock:
John F. Fisbeck, 18,087,023 (17.8%); Carter M. Fortune, 42,013,018(41.3%);
Robert J. Kingston, 8,000,000 (7.8%); Norman G. Wolcott, Jr., 7,266,084 (7.2%);
the Wolcott Trust, 5,125,160 (5.0%); and Harlan M. Schafir, 13,100,000 (7.9%).

                        Security Ownership of Management

The following table sets forth information as of November 25, 2003 with respect to (i) each director, (ii) all individuals serving as the Company's executive officers during the fiscal year ended August 31, 2003, and (iii) all directors and all such executive officers as a group. Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities. An asterisk (*) indicates beneficial ownership of less than 1%.

                      Name and Address of                  Amount and Nature of             Percent
Title of Class        Beneficial Owner                     Beneficial Ownership (1)         of Class
----------------      ----------------------               ------------------------         --------
Common Stock          Carter M. Fortune                         93,491,375 (2)                94.3
                      6809 Corporate Drive
                      Indianapolis, IN 46278

Common Stock          Robert J. Kingston                        93,491,375 (2)                94.3
                      6809 Corporate Drive
                      Indianapolis, IN 46278

Common Stock          David A. Berry                               200,000                      *
                      6809 Corporate Drive
                      Indianapolis, IN 46278

Common Stock          Amy E. Gallo                                 100,000                      *
                      6809 Corporate Drive
                      Indianapolis, IN  46278


Common Stock          Herman Haffner                               528,571                      *
                      6809 Corporate Drive
                      Indianapolis, IN  46278

Common Stock          Harlan M. Schafir                         93,491,375 (2)                94.3
                      6809 Corporate Drive
                      Indianapolis, IN  46278

Common Stock          All current officers and                  94,319,946                    95.1
                      directors as a group

(1) As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after November 25, 2003.

(2) As the Control Group, Messrs. John F. Fisbeck, Carter M. Fortune, Robert J. Kingston, Norman G Wolcott, Jr., Harlan M. Schafir and the Wolcott Trust beneficially own 93,491,375 shares of Common Stock. Individually, each person has sole dispositive and voting power over the following shares of Common Stock:
John F. Fisbeck, 18,087,023 (17.8%); Carter M. Fortune, 42,013,018(41.3%);
Robert J. Kingston, 8,000,000 (7.8%); Norman G. Wolcott, Jr., 7,266,084 (7.2%);
the Wolcott Trust, 5,125,160 (5.0%); and Harlan M. Schafir, 13,100,000 (7.9%).

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

See "Description of Business - Control Group" for certain relationships regarding the Company's subsidiaries.

The Company has a Line of Credit Promissory Note dated July 1, 2003 payable to Carter M. Fortune (the "Note"). The principal sum of the Note is three million dollars

($3,000,000), and interest accrues on the principal balance from time to time remaining unpaid at the per annum rate equal to three percent (3%) over the one month LIBOR (adjusted monthly). This Note is unsecured.

On or about March 1, 2003, Cornerstone Construction and Carter M. Fortune entered into an Agreement for Purchase and Sale of Assets by which Mr. Fortune purchased substantially all of the assets and property owned by Cornerstone Construction that were used in connection with the construction business. The nature and amount of consideration given for the acquired assets and property was two hundred ninety-eight thousand, two hundred forty dollars and twenty-two cents ($298,240.22). On or about August 15, 2003, Carter M. Fortune and Cornerstone Construction entered into an Agreement for Purchase and Sale of Assets by which Cornerstone Construction purchased substantially all of the assets and properties owned by Mr. Fortune that were used in connection with the construction business. Mr. Fortune received one hundred eighty-nine thousand, one hundred eighty-one dollars and seventeen cents ($189,181.17) for the assets and property.

The Company leases an office and warehouse facility in Zionsville, Indiana from a limited liability company in which Robert J. Kingston, one of the members of the Control Group, is a member. This facility is the location of Kingston.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

Exhibit No.        Description                                                               Note
-----------        -----------                                                               ----
2.1                Stock Exchange Agreement by and among Fortune
                   Diversified  Industries, Inc.; Nor-Cote International, Inc.;
                   Norman G. Wolcott, Jr.; Norman G. Wolcott, Jr. and
                   Norman G. Wolcott, Sr., as Co-Trustees of the Norman G.
                   Wolcott, Sr. and Lucile H. Wolcott Revocable Trust of 1995
                   and First Bankers Trust Company, as Trustee under the
                   Trust Agreement for the Nor-Cote International, Inc.
                   Employee Stock Ownership Plan Trust                                        (1)

2.2                Agreement and Plan of Merger entered into
                   the 1st day of October, 2003, by and among Professional
                   Staff Management, Inc., an Indiana corporation, PSM
                   Acquisition, Inc., an Indiana corporation and wholly owned
                   subsidiary of Registrant, Harlan Schafir, and Registrant                   (2)

2.3                Agreement and Plan of Merger entered into
                   the 1st day of October, 2003, by and among Professional
                   Staff Management, Inc. II, an Indiana corporation, PSM
                   Acquisition II, Inc., an Indiana corporation and wholly owned
                   subsidiary of Registrant, Harlan Schafir, and Registrant                   (2)


2.4                Agreement and Plan of Merger entered into
                   the 1st day of October, 2003, by and among Pro Staff,
                   Inc., an Indiana corporation, PSM Acquisition III, Inc.,
                   an Indiana corporation and wholly owned subsidiary of
                   Registrant, Harlan Schafir, and Registrant                                 (2)

3.1                Restated Certificate of Incorporation                                      (3)

3.2                Certificate of Amendment to Certificate of Incorporation.                  (3)

3.3                Amendment to Bylaws                                                        (3)

4.1                Specimen Common Stock Certificate                                          (3)

4.2                Option Agreement by and among Norman G. Wolcott, Jr.,
                   individually, and Norman G. Wolcott, Jr. and Norman G.
                   Wolcott, Sr., as Co-Trustees of the Norman G. Wolcott, Sr.
                   and Lucile H. Wolcott Revocable Trust of 1995, Carter
                   Fortune, and Fortune Diversified Industries, Inc.                          (1)

4.3                Option Agreement entered into the 1st day of
                   October, 2003 by and between Harlan M. Schafir,
                   Carter M. Fortune and Robert J. Kingston                                   (2)

4.4                Option Agreement entered into the 1st day of
                   October, 2003 by and between Harlan M. Schafir, and
                   Registrant                                                                 (2)

10.1               Executive Employment Agreement by and between
                   Norman G. Wolcott, Jr. and Company                                         (1)

10.2               Executive Employment Agreement by and between
                   Professional Staff Management, Inc., Professional Staff
                   Management, Inc. II, Pro Staff, Inc., and Harlan M. Schafir,
                   dated October 1, 2003                                                      (2)

10.3               Executive Employment Agreement by and between
                   Registrant and Harlan M. Schafir dated October 1, 2003                     (2)

21                 List of subsidiaries                                                       (4)

23.1               Consent of Whipple & Co.                                                   (4)

31.1               Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
                   Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                   by Carter M. Fortune.                                                      (4)


31.2               Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
                   Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                   by Amy E. Gallo.                                                           (4)

32.1               Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                   by Carter M. Fortune.                                                      (4)

32.2               Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                   by Amy E. Gallo.                                                           (4)

Notes to Exhibits:

     (1) This exhibit is incorporated by reference from the Company' Current Report on Form 8-K dated July 14, 2003.

     (2) This exhibit is incorporated by reference from the Company's Current Report on Form 8-K dated October 15, 2003.

     (3) This exhibit is incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended August 31, 2000.

     (4)  Attached hereto.

(b)    Reports on Form 8-K.

The Company filed the following reports during the three month period ended August 31, 2003:

Form 8-K dated July 14, 2003 with respect to the Nor-Cote International, Inc. acquisition and the change in control resulting in the addition of Norman G. Wolcott, Jr. and the Wolcott Trust to the Control Group. The related financial statements were filed on Form 8-K/A dated September 12, 2003.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed in each of the fiscal years ended August 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $131,000 and $68,000, respectively.

Audit - Related Fees

None.

Tax Fees

The aggregate fees billed in each of the fiscal years ended August 31, 2003 and 2002 for professional services rendered by the principal accountant for tax compliance and tax advise related to new acquisitions for those fiscal years were $27,000 and $14,000, respectively.

All Other Fees

None.

                      FORTUNE DIVERSIFIED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                            August 31, 2003 and 2002

                                TABLE OF CONTENTS


                                                                      Page

Independent Auditors' Report                                            1

Consolidated Balance Sheets                                             2

Consolidated Statements of Operations                                   3

Consolidated Statements of Stockholders' Equity                         4

Consolidated Statements of Cash Flows                                   5

Notes to Consolidated Financial Statements                              6

                          Independent Auditors' Report



To the Board of Directors and Stockholders
Fortune Diversified Industries, Inc. and Subsidiaries
Indianapolis, Indiana


We have audited the accompanying consolidated balance sheets of Fortune Diversified Industries, Inc. and Subsidiaries as of August 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortune Diversified Industries, Inc. and Subsidiaries as of August 31, 2003 and 2002, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.


/s/  Whipple & Company, PC

Indianapolis, Indiana
November 25, 2003

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            August 31, 2003 and 2002

                                          ASSETS

                                                                2003             2002
CURRENT ASSETS
     Cash and equivalents                                   $    885,000     $    291,000
     Available for sale investments                              337,000               --
     Accounts receivable, net                                  4,306,000        2,141,000
     Purchase adjustment receivable                                   --          600,000
     Inventory, net                                            1,856,000          509,000
     Recoverable income taxes                                    220,000               --
     Other current assets                                        443,000           84,000
                                                            ------------     ------------
         Total Current Assets                                  8,047,000        3,625,000
                                                            ------------     ------------

OTHER ASSETS

     Notes receivable                                                 --           30,000
     Property, plant & equipment, net                          2,703,000          580,000
     Loan origination fees, net                                   50,000               --
     Goodwill                                                  2,206,000          876,000
     Other intangible assets, net                              1,180,000          751,000
     Other long term assets                                       14,000               --
                                                            ------------     ------------
         Total Other Assets                                    6,153,000        2,237,000
                                                            ------------     ------------

         TOTAL ASSETS                                       $ 14,200,000     $  5,862,000
                                                            ============     ============


                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Lines of credit                                        $  1,038,000     $  1,277,000
     Accounts payable                                          1,062,000          477,000
     Due to related party                                        230,000               --
     Current maturities of long-term debt                        861,000          442,000
     Current maturities of capital lease obligations               9,000            8,000
     Accrued expenses                                          1,589,000          241,000
     Deferred revenue                                                 --          241,000
                                                            ------------     ------------
         Total Current Liabilities                             4,789,000        2,686,000
                                                            ------------     ------------

LONG-TERM LIABILITIES
     Line of credit - related party                         $  2,000,000     $         --
     Long-term debt, less current maturities                   5,202,000        2,589,000
     Capital lease obligations, less current maturities            8,000           17,000
                                                            ------------     ------------
         Total Long-term Liabilities                           7,210,000        2,606,000
                                                            ------------     ------------

STOCKHOLDERS' EQUITY
     Common stock                                                882,000          735,000
     Additional paid-in capital and warrants outstanding       7,873,000        6,441,000
     Accumulated deficit                                      (6,491,000)      (6,606,000)
     Accumulated other comprehensive loss                        (63,000)              --
                                                            ------------     ------------
         Total Stockholders' Equity                            2,201,000          570,000
                                                            ------------     ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 14,200,000     $  5,862,000
                                                            ============     ============

See Accompanying Notes to Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002

                                                        2003             2002
NET REVENUES                                        $ 15,470,000     $  2,342,000

COST OF REVENUES                                      11,178,000        2,107,000
                                                    ------------     ------------

GROSS PROFIT                                           4,292,000          235,000

OPERATING EXPENSES
    Selling, general and administrative expenses       3,792,000        1,622,000
    Depreciation and amortization                        342,000           51,000
                                                    ------------     ------------
       Total Operating Expenses                        4,134,000        1,673,000
                                                    ------------     ------------

OPERATING INCOME (LOSS)                                  158,000       (1,438,000)

OTHER INCOME (EXPENSE)
    Interest income                                       15,000           51,000
    Interest expense                                    (185,000)         (23,000)
    Loss on investments in marketable
     securities, net                                          --         (597,000)
    Net gain (loss) on sale of equipment                      --          (23,000)
    Other income (expense)                               127,000          (45,000)
                                                    ------------     ------------
       Total Other Income (Expense)                      (43,000)        (637,000)
                                                    ------------     ------------

NET INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                       115,000       (2,075,000)

PROVISION FOR INCOME TAXES                                    --               --
                                                    ------------     ------------

NET INCOME (LOSS)                                   $    115,000     $ (2,075,000)
                                                    ============     ============


BASIC INCOME (LOSS) PER SHARE                       $       0.00     $      (0.03)
                                                    ============     ============


DILUTED INCOME (LOSS) PER SHARE                     $       0.00     $      (0.03)
                                                    ============     ============

See Accompanying Notes to Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Years Ended August 31, 2003 and 2002

                                                  Additional                               Accumulated
                                                Paid-in Capital    Cost of   Accumulated      Other         Total     Comprehensive
                                       Common     and Warrants    Treasury     Earnings   Comprehensive  Stockholders    Income
                                       Stock      Outstanding       Stock      (Deficit)      Income        Equity       (Loss)

BALANCE AT AUGUST 31, 2001             695,000     7,001,000            --   $(4,531,000)          --      3,165,000           --

Purchase of 4,000,000 shares of
 common stock in treasury                   --      (560,000)      (40,000)           --           --       (600,000)          --
Issuance of 8,000,000 shares of
 common stock                           80,000            --            --            --           --         80,000           --
Cancellation of 4,000,000 shares of
 treasury stock                        (40,000)           --        40,000            --                          --           --
Net loss                                    --            --            --    (2,075,000)          --     (2,075,000)          --
                                      --------    ----------    ----------   -----------   ----------    -----------     --------

BALANCE AT AUGUST 31, 2002            $735,000    $6,441,000    $       --   $(6,606,000)  $       --    $   570,000     $     --
                                      ========    ==========    ==========   ===========   ==========    ===========     ========

Purchase of 200,000 shares of common
 stock in treasury                          --       (28,000)       (2,000)           --           --        (30,000)          --
Issuance of 200,000 shares of
  common stock                           2,000            --            --            --           --          2,000           --
Issuance of 22,388,179 shares of
  common stock for acquisitions        224,000     1,460,000            --            --           --      1,684,000           --
Cancellation of 7,668,364 shares of
  common stock                         (77,000)           --            --            --           --        (77,000)          --
Cancellation of 200,000 shares of
  treasury stock                        (2,000)           --         2,000            --           --             --           --
Net income                                  --            --            --       115,000           --        115,000      115,000
Translation adjustments, net of tax         --            --            --            --      (76,000)       (76,000)     (76,000)
Net unrealized investments gains,
  net of tax                                --            --            --            --       13,000         13,000       13,000
Net income                                  --            --            --            --           --             --           --
                                      --------    ----------     ---------   -----------   ----------    -----------     --------

BALANCE AT AUGUST 31, 2003            $882,000    $7,873,000     $      --   $(6,491,000)  $  (63,000)   $ 2,201,000     $ 52,000
                                      ========    ==========     =========   ===========   ==========    ===========     ========

See Accompanying Notes to Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended August 31, 2003 and 2002

                                                                      2003            2002
OPERATING ACTIVITIES
    Net income (loss)                                             $   115,000     $(2,075,000)
    Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
      Depreciation and amortization                                   342,000          51,000
      Net realized loss from sale of available for
       sale securities                                                     --         597,000
      Net loss on disposal of equipment                                    --          23,000
      Changes in certain operating assets and liabilities:
         Accounts receivable                                         (604,000)       (245,000)
         Inventories                                                 (279,000)        238,000
         Other current assets                                         (14,000)         31,000
         Accounts payable                                              90,000        (264,000)
         Accrued expenses and other current liabilities                55,000         104,000
         Deferred revenue                                            (241,000)          6,000
                                                                  -----------     -----------
           Net Cash Used by Operating Activities                     (536,000)     (1,534,000)
                                                                  -----------     -----------

INVESTING ACTIVITIES
    Purchases of property and equipment                              (345,000)        (32,000)
    Purchases of available for sale securities                             --      (5,448,000)
    Collecton of notes receivable, related party                      146,000              --
    Sales of available for sale securities                                 --       4,851,000
    Acquisition of productive assets and businesses, net cash      (1,997,000)     (3,740,000)
    Proceeds from sale of subsidiary to stockholder                   298,000              --
                                                                  -----------     -----------
           Net Cash Used by Investing Activities                   (1,898,000)     (4,369,000)
                                                                  -----------     -----------

FINANCING ACTIVITIES
    Collection of purchase adjustment receivables                     600,000              --
    Net borrowings (repayments) under line of credit                 (437,000)        628,000
    Net borrowings on long-term line of credit - related party      2,000,000              --
    Borrowings on long-term debt                                    3,444,000       3,003,000
    Due to related party                                              230,000              --
    Payments on long-term debt                                     (2,725,000)             --
    Borrowings on capital lease obligations                                --          25,000
    Payments on  capital lease obligations                             (8,000)             --
                                                                  -----------     -----------
           Net Cash Provided by Financing Activities                3,104,000       3,656,000
                                                                  -----------     -----------

           Effect of exchange rate changes on cash                    (76,000)             --

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       594,000      (2,247,000)

CASH AND EQUIVALENTS
    Beginning of Period                                               291,000       2,538,000
                                                                  -----------     -----------

    End of Year Period                                            $   885,000     $   291,000
                                                                  ===========     ===========

SUPPLEMENTAL DISCLOSURES
    Interest paid                                                    (165,000)        (23,000)
                                                                  ===========     ===========

    Noncash investing and financing activities:
      Issuance (redemption) of common stock in exchange
       for notes receivable                                                --        (600,000)

      Acquisitions (see Note 3)
         Cash                                                       1,046,000              --
         Investments                                                  314,000              --
         Accounts receivable                                        1,694,000       1,373,000
         Inventory                                                  1,112,000         747,000
         Prepaid expenses and other current assets                    589,000              --
         Other non-current assets                                     199,000              --
         Accounts payable                                            (567,000)       (668,000)
         Accrued expenses and other current liabilities            (2,279,000)        (59,000)
         Deferred revenue                                                  --        (235,000)
         Vehicles, equipment and leasehold improvements            (1,387,000)        363,000
         Line of credit                                                    --        (649,000)
         Long-term debt                                            (2,313,000)        (28,000)
         Goodwill and other intangible assets                       1,754,000       1,636,000
                                                                  -----------     -----------
                                                                    4,616,000       2,480,000
                                                                  -----------     -----------
         Purchase adjustment receivable                                     0         600,000
         Common stock consideration                                (1,607,000)        (80,000)
                                                                  -----------     -----------
         Cash paid                                                $ 3,009,000     $ 3,000,000
                                                                  ===========     ===========

See Accompanying Notes to Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Fortune Diversified Industries, Inc. (formerly known as WOW Entertainment, Inc. and prior to that American Gaming & Entertainment, Ltd.), is a Delaware corporation incorporated in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and its subsidiaries unless the context otherwise requires. The Company is the parent company of Nor-Cote International, Inc. ("Nor-Cote"), Kingston Sales Corp. ("Kingston"), PDH, Inc. ("PDH"), Cornerstone Wireless Services, Inc. ("Cornerstone Wireless") and Cornerstone Wireless Construction Services, Inc. ("Cornerstone Construction"), Telecom Technology Corp. ("TTC"), StarQuest Wireless, Inc. ("StarQuest"), Murphy Development, Ltd. ("Murphy") and Women of Wrestling, Inc. ("WOW"). In addition, subsequent to August 31, 2003, the Company acquired Professional Staff Management, Inc. ("PSM"), Professional Staff Management, Inc. II ("PSM II"), and Pro Staff, Inc. ("Pro Staff"). These companies are also wholly-owned subsidiaries of the Company.

The Company's current operating focus is achieved through its Manufacturing and Distribution Segment (Kingston and Nor-Cote), and its Wireless Infrastructure Development Segment (PDH, Cornerstone Wireless, Cornerstone Construction, TTC and StarQuest. In addition, subsequent to the fiscal year ending August 31, 2003, the Company established a Professional Business Solutions Segment with its acquisition of PSM, PSM II, and Pro Staff.

Manufacturing and Distribution Segment: The Company's Manufacturing and Distribution segment is conducted through its Nor-Cote and Kingston subsidiaries. Nor-Cote specializes in the manufacturing and sale of ultraviolet curable ink and related products. Nor-Cote inks are printed on many types of plastic, metals and other substrates that are compatible with the UV curing process. Typical Nor-Cote ink applications consist of plastic sheets, cell phones, bottles & containers, CD and DVD disks, rotary-screen printed labels, and membrane switch overlays. Nor-Cote has operating facilities in the United States, United Kingdom, Singapore, and Malaysia, with worldwide distributors located in Canada, China, Australia, Hong Kong, Taiwan, Italy, South Africa, and Thailand. Kingston is a manufacturer's representative and distributor for prominent national companies in the electronic, sound, security, and video markets. Kingston offers the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems.

Wireless Infrastructure Segment: The Company's Wireless Infrastructure Segment is conducted through PDH, Cornerstone Wireless, Cornerstone Construction, TTC, StarQuest and their affiliates. The Company can assist its customers with the telecom site development process from real estate planning through infrastructure construction, as well as marketing and management including: site acquisition (e.g., raw land, building rooftop, or antenna structure for co-location); architectural and engineering analysis and drawings (e.g., analysis of existing cell tower or construction drawings of cell towers and switches); site construction, and existing site marketing and management.

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

Cornerstone Wireless specializes in engineering and architectural services for the telecommunications and the traditional real estate development industries. The telecommunications industry includes cellular, personal communication services (PCS), specialized mobile radio (SMR), enhanced specialized mobile radio (ESMR), microwave systems, fixed wireless, broadband and fiber optics technologies for carriers, tower consolidators and utilities.

Cornerstone Construction offers a full range of construction services to the telecommunications industry, primarily developing wireless networks for wireless carriers. These services include civil construction, electrical, foundations and tower installations, as well as, antennae and line installations.

TTC specializes in the design, engineering and installation of structured cabling systems for the commercial marketplace and sells telephone and voice mail systems. TTC provides the data cabinets, racks, cable trays, HUBS, patch panels, computer furniture, cable management and any peripheral equipment necessary for a complete voice and data-cabling infrastructure.

StarQuest is a provider of premium communication/ information services, including digital satellite television, high speed (broadband) Internet, both wired and wireless, exclusively to the United States multi-dwelling unit (MDU) marketplace.

Murphy is a commercial and retail real estate development company. During the fiscal year ending August 31, 2003, Murphy was not actively engaged in any business.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Nor-Cote contains foreign subsidiaries from the United Kingdom, Singapore, and Malaysia, which have been eliminated in consolidation at the Nor-Cote subsidiary level. All significant intercompany accounts and transactions of the Company have been eliminated.

Foreign Currency Translation: Assets and liabilities of the foreign subsidiaries of the Company's wholly owned subsidiary Nor-Cote are translated into U.S. dollars at the exchange rate in effect at the end of the period. Revenue and expense accounts are translated at a weighted-average of exchange rates in effect during the year. Translation adjustments that arise from translating the subsidiaries financial statements from local currency to U.S. dollars are accumulated and presented, net of tax, as a separate component of stockholders' equity.

Comprehensive Income (Loss): Comprehensive income (loss) refers to the change in an entity's equity during a period resulting from all transactions and events other than capital contributed by and distributions to the entities' owners. For the Company, comprehensive income (loss) is equal to net income plus the change in unrealized gains or losses on investments and the change in foreign currency translation adjustments. The Company has elected to report comprehensive income
(loss) in the consolidated statements of stockholders' equity.

Estimates: Management uses estimates and assumptions in preparing consolidated financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could vary from the estimates that were used.

Revenue Recognition: In the Company's Manufacturing and Distribution segment, revenue from the sale of products is recognized according to the terms of the sales arrangement, which is generally upon shipment. Commission revenue is recognized when realizable and earned, which is typically upon receipt of the commission payment. Revenues are recognized, net of estimated costs of returns, allowances and sales incentives, when products are shipped to customers and title and risk of ownership transfers. Products are generally sold on open account under credit terms customary to the geographic region of distribution. Ongoing credit evaluations our performed on customers and the Company does not generally require collateral to secure accounts receivable.

In its Wireless Infrastructure Segment, PDH, Cornerstone Wireless and Cornerstone Construction enter into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within six months. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached. Additionally, in the Wireless Infrastructure Segment,

TTC and StarQuest recognize revenue when product is shipped and installation is complete.

Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

Cost of Revenues: Cost of revenues consist primarily of purchases of goods that are resold to customers, but also consist of salaries, wages and benefits to employees, and other overhead expenses directly attributable to production.

Selling, General and Administrative Expenses: Selling, general and administrative expenses consist primarily of sales and administrative salaries and benefits, marketing, office rent and utilities, communications and professional fees.

Cash and Equivalents: Cash and equivalents may include money market fund shares, bank time deposits and certificates of deposits, and other instruments with original maturities of three months or less. At August 31, 2003, the Company's cash exceeded federally insured limits by approximately $270,000.

Marketable Securities: Marketable securities include common stocks classified as "available for sale" in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The securities are carried at fair value based on current market quotations. Unrealized holding gains and losses, net of tax, are not included in "net income", but are accounted for as "other comprehensive income" and reflected as a separate component of the change in stockholders' equity. The cost of securities used to compute realized gains and losses is based on specifically identified securities. The fair value of investment securities is determined by currently available market prices.

Accounts Receivable: Accounts receivable is stated at the amount billed to customers. The Company provides allowances for doubtful accounts and for returns and sales allowances, which are based upon a review of outstanding receivables, historical information and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The Company's policy is not to accrue interest on past due trade receivables.

Inventories: Inventories of raw materials are recorded at the lower of cost (primarily first-in, first-out) or market value. Inventories of work-in-process and finished goods include estimated direct labor, indirect labor, and other manufacturing expenses applied as a function of material costs.

Shipping and Handling: Costs incurred for shipping and handling are included in the Company's consolidated financial statements as a component of costs of revenue.

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

The provision for depreciation amounted to $222,000 and $42,000 for the years ended August 31, 2003 and 2002, respectively.

Goodwill and Other Intangible Assets: The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer amortized but instead is assessed for impairment at least as often as annually and as triggering events occurs. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. Since management's judgment is involved in performing goodwill and other intangible assets valuation analyses, there is risk that the carrying value of the goodwill and other intangible assets may be overstated or understated.

The Company has elected to perform the annual impairment test of recorded goodwill as required by SFAS 142 as of the end of fiscal third quarter. The results of this annual impairment test indicated that the fair value of each of the reporting units as of May 31, 2003, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill was not subject to impairment.

Long-lived Assets: The Company periodically considers whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the asset then becomes the asset's new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. Long-lived assets including the Company's property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by the related asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the assets.

Advertising Costs: Advertising costs including marketing, advertising, publicity, promotion and other distribution costs, are expensed as incurred and totaled $87,000 and $29,000 for the years ended August 31, 2003 and 2002, respectively.

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

Stock-based Compensation: The Company has elected to account for all stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148).

The Company accounts for stock awards to nonemployees in accordance with the provisions of FAS 123 and FAS 148, and Emerging Issues Task Force Consensus No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18). Under FAS 123, FAS 148, and EITF 96-18, stock awards issued to nonemployees are accounted for at their deemed fair value based on independent valuations or by using an option-pricing model, as appropriate.

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

Income Taxes: The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates. The Company files separate U.S., U.K., Singapore, and Malaysia income tax returns.

Research and Development Costs: Research and development costs are either expensed as incurred, or capitalized if they have a future economic benefit. There are no capitalized research and development costs as of August 31, 2003.

Self Insurance: The Company's Nor-Cote subsidiary has elected to act as a self-insurer for certain costs related to employee health and accident benefit programs. Costs resulting from non-insured losses are estimated and charged to income when incurred. The Company has purchased insurance which limits its annual exposure for individual claims to $30,000 and which limits its aggregate annual exposure to approximately $250,000.

New Accounting Pronouncements: On December 31, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). SFAS No. 148 amends FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effect of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 is applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted the disclosure provisions of SFAS 148 as of December 31, 2002.

In November of 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Interpretation No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; however, its disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Although the Company has provided indirect guarantees on behalf of certain of its wholly-owned subsidiaries, the Company believes that these guarantees are excluded from the scope of Interpretation No.
45. The Company will continue to evaluate what effect, if any, the recognition and measurement provisions will have on its financial statements and related disclosures in future periods.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments meeting certain criteria to be reported as liabilities that were previously reflected as equity or in between liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. For the years ended August 31, 2003 and 2002,

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

there was no goodwill amortization. In addition, goodwill, other than goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The Company adopted the provisions of this statement effective September 1, 2001 and there was no material impact on the consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company adopted the provisions of this statement effective September 1, 2002 and there was no material impact on the consolidated financial statements.

In July 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company adopted the provisions of this statement effective September 1, 2002 and there was no material impact on the consolidated financial statements.

NOTE 2 - CHANGE IN CONTROL

Addition of Robert J. Kingston to the Control Group

Effective July 31, 2002, as part of the purchase price for 1,000 shares of the common stock, no par value, of Kingston, constituting all of the outstanding shares of Kingston's capital stock, pursuant to the terms of a Stock Purchase Agreement by and among the Company, Kingston and Robert J. Kingston, Mr. Kingston received 8,000,000 restricted shares of the Company's common stock.

In addition to the 8,000,000 shares of the Company's common stock, Mr. Kingston also was paid, as part of the purchase price for his Kingston shares, $2,400,000 ($3,000,000 closing payment less a $600,000 purchase adjustment). Mr. Kingston received $3,000,000 at closing. Mr. Kingston paid the Company a purchase adjustment amount of $600,000 based upon certain requirements in the Stock Purchase Agreement and Amendment to the Stock Purchase Agreement in November 2002. The Stock Purchase Agreement also contains a maximum $250,000 contingency payment to Mr. Kingston, as defined in the Stock Purchase Agreement. The payment is contingent upon Kingston attaining certain cumulative earnings before income tax (EBIT) requirements, as defined in the Stock Purchase Agreement, during the period September 1, 2002 to August 31, 2004. In the event Kingston meets such contingency requirements, the Company would be liable to Mr. Kingston for varying amounts up to $250,000. This payment would be due to Mr. Kingston between the dates of September 1, 2004 and December 15, 2004.

Also as part of the Stock Purchase Agreement, subject to the limitations and restrictions described below, Mr. Kingston may, in his sole discretion, sell any or all of the Company's common stock to the Company and the Company shall purchase any of the Company's common stock offered by Mr. Kingston if any of the following conditions are met (the "Put Option"): 1) If during the period September 1, 2002 to August 31, 2004, Kingston's cumulative earnings before income tax depreciation and amortization (EBITDA), as defined in the Stock Purchase Agreement, is greater than $1,600,000: the Company shall have a cash put at $.125 per share; 2) If during the period September 1, 2002 to August 31, 2004, Kingston's Cumulative EBITDA is greater than $2,000,000: the Company shall have a cash put at $.175 per share; 3) If during the period September 1, 2002 to August 31, 2004, Kingston's cumulative EBITDA is greater than $2,400,000: the Company shall have a cash put at $.225 per share; 4) If during the period September 1, 2002 to August 31, 2004, Kingston's cumulative EBITDA is greater than $3,000,000: the Company shall have a cash put at $.300 per share. Mr. Kingston may only exercise the Put Option during the period October 15, 2004 to November 30, 2004. In addition, Mr. Kingston may only exercise the Put Option if the average bid price per share during the period October 1, 2004 to October 31, 2004 is less than the proposed put price, or if the Company's stock is not listed on the OTC Bulletin Board, the New York Stock Exchange, NASDAQ or another nationally-recognized securities market or exchange during the period October 1, 2004 to October 31, 2004. Any closing on a sale of the Company's

Stock to the Company shall occur within ninety (90) days of the Company's receipt of written notice from Mr. Kingston requesting exercise of his put option.

Mr. Kingston will continue as President of Kingston under the terms of an employment agreement, dated July 31, 2002 and incorporated into the Stock Purchase Agreement as an exhibit.

Mr. Kingston is subject to a non-compete agreement, dated July 31, 2002 and incorporated into the Stock Purchase Agreement as an exhibit.

A Lease was entered into by Kingston Design, LLC, a Company controlled by Mr. Kingston and Kingston. Said lease is for the facility in which Kingston currently operates, and was incorporated into the Stock Purchase Agreement as an exhibit.

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

Mr. John Fisbeck entered into a written Guaranty, and an exhibit of the Stock Purchase Agreement, dated July 31, 2002, in consideration of Mr. Kingston entering into the Purchase Agreement and agreeing to close the transactions contemplated therein, to which he guaranteed the Company's payment and performance of its obligations arising under and with respect to the Put Option.

Mr. Carter Fortune also entered into a written Guaranty, and an exhibit of the Stock Purchase Agreement, dated July 31, 2002 in consideration of Mr. Kingston entering into the Purchase Agreement and agreeing to close the transactions contemplated therein, to which he guaranteed the Company's payment and performance of its obligations arising under and with respect to the Put Option.

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

Although Messrs. Fisbeck, Fortune and Kingston have taken ownership of the Company's stock in their individual names and Mr. Kingston has individually supplied his ownership in Kingston in consideration for the acquisition of his Fortune Diversified common stock, Messrs. Fisbeck, Fortune and Kingston may be considered to be acting together for the purpose of acquiring and holding the stock since Messrs. Fisbeck and Fortune previously signed Stock Purchase Agreements to initially acquire control of the Company and Mr. Kingston's acquisition of shares was not in the ordinary course of his business and may be deemed to have arisen in a transaction having the purpose or effect of influencing control of the Company, under Rule 13d-5(b)(2)(ii).

Addition of Norman G. Wolcott, Jr. and Norman G. Wolcott, Jr. Trust to the Control Group
--------------------------------------------------------------------------

Effective as of July 1, 2003, the Company acquired all of the outstanding shares of common and preferred stock of Nor-Cote International, Inc. as a part of a transaction pursuant to the terms of a Stock Exchange Agreement by and among Nor-Cote International, Inc., an Illinois corporation, and its subsidiaries; Norman G. Wolcott, Jr., individually; Norman G. Wolcott, Jr. and Norman G. Wolcott, Sr., as co-trustees of the Norman G. Wolcott, Sr. and Lucile H. Wolcott Revocable Trust of 1995 ("Wolcott Trust"); First Bankers Trust Company, as trustee under the Trust Agreement for the Nor-Cote International, Inc. Employee Stock Ownership Plan Trust ("Trustee"); and the Company as Buyer.

The Stock Exchange Agreement's terms include, among other things, the exchange of a total of 1,451,985.47 shares of Nor-Cote's common stock by Norman G. Wolcott, Jr. and the Wolcott Trust, and a total of 747,992.51 shares of Nor-Cote's preferred stock by the Trustee, in exchange for certain shares of the Company held by its wholly owned subsidiary, Nor-Cote Acquisition, Inc. The Company's shares were exchanged at a ratio of eight and five hundred and thirty four thousandths (8.534) shares for each share of the Nor-Cote's common stock and thirteen and two hundred and forty seven thousandths (13.247) shares for each share of Nor-Cote's preferred shares exchanged. The Company exchanged 12,391,244 of its own shares to Norman G. Wolcott, Jr. and the Wolcott Trust and exchanged 7,668,364 of its own shares to the Trustee. The Company issued an additional 2,237,531 restricted shares to key employees, contingent on the fulfillment of services in the employee's respective employment agreement.

The disposition of the Company's shares held by Norman G. Wolcott, Jr. and the Wolcott Trust (collectively, "Common Stock Sellers") is substantially restricted by an Option Agreement. Common Stock Sellers shall each have the option to put any or all of the Company's stock received by them to Mr. Fortune and Mr. Fortune shall have the option to call any or all of the Company's stock from each of the Common Stock Sellers. The put price and the call price shall be the same (the "put/call price") and the put/call price shall be dependent upon Nor-Cote's cumulative Adjusted EBITDA during the three-year period July l, 2003 to June 30, 2006. If Nor-Cote's cumulative Adjusted EBITDA during the Test Period is at least $4,683,000, the put/call price per share shall be $.3365. The put/call price shall, however, be decreased in proportion to the amount by which Nor-Cote's cumulative Adjusted EBITDA during the Test Period is less than $4,683,000, as defined in the Stock Exchange Agreement. Common Stock Sellers may only exercise the put option and Mr. Fortune may only exercise the call option during the period September 1, 2006 to September 30, 2006. Any closing on a sale of the Company's stock to Fortune shall occur within ninety (90) days of a party's receipt of written notice from the other party requesting exercise of his put or call option. All of the Company's stock received by them shall be retained by each of the Common Stock Sellers until (i) the exercise of the put and call options or (ii) the expiration of the exercise period (including any extensions) for such put and call options without exercise of such put and call options. In addition, Mr. Fortune shall have an option to call any or all of the Company's stock at the call price per share of $.3365 at any time during the three-year period July 1, 2003 to June 30, 2006.

Mr. Wolcott Jr. will continue as Chairman of Nor-Cote under the terms of an employment agreement dated July 1, 2003 and incorporated into the Stock Purchase Agreement as an exhibit. The employment agreement is effective July 1, 2003 to and including June 30, 2006, unless terminated pursuant to agreement terms. Prior to the Agreement, there was no material relationship between the Company and Norm Wolcott.

Mr. Wolcott Jr. is subject to a non-compete agreement and is incorporated into the employment agreement dated July 1, 2006. The non-compete agreement is in effect as of the date of purchase and continues until two years after his employment ceases.

Effective as of October 1, 2003, the Company has entered into the following agreements:
---------------------------------------------------------------------------

Agreement and Plan of Merger by and among Professional Staff Management, Inc. ("PSM"), an Indiana corporation, PSM Acquisition, Inc., an Indiana corporation and wholly owned subsidiary of the Company, Harlan Schafir, and the Company. Agreement and Plan of Merger by and among Professional Staff Management, Inc. II ("PSM II"), an Indiana corporation, PSM Acquisition II, Inc., an Indiana corporation and wholly owned subsidiary of the Company, Harlan M. Schafir, and the Company. Agreement and Plan of Merger by and among Pro Staff, Inc. ("Pro-Staff"), an Indiana corporation, PSM Acquisition III, Inc., an Indiana corporation and wholly owned subsidiary of the Company, Harlan M. Schafir, and the Company. (collectively, "Merger Agreements")

The Merger Agreements' terms include, among other things, the exchange of all of the outstanding shares of PSM (125 shares); PSM II (500 shares); and Pro Staff (500 shares), all held by Harlan M. Schafir, for a total of 13,100,000 shares of the Company's common shares. The Company formed three wholly-owned subsidiaries, PSM Acquisition, Inc.; PSM Acquisition II, Inc.; and PSM Acquisition III, Inc. The Company's shares were exchanged at the following ratios: Sixty-Six Thousand, Twenty-Four (66,024) shares of the Company's common stock for each share of PSM.; Four Thousand, Four Hundred Fifty-Four (4,454) shares of the Company's common stock for each share of PSM II; and, Five Thousand, Two Hundred Forty (5,240) shares of the Company's common stock for each share of Pro Staff. The Company exchanged a total of 13,100,000 shares as follows: Eight Million, Two Hundred Fifty Three Thousand (8,253,000) shares for the shares of PSM; Two Million, Two Hundred Twenty Seven Thousand (2,227,000) shares for the shares of PSM II; and Two Million, Six Hundred Twenty Thousand (2,620,000) shares for the shares of Pro Staff.

The disposition of the Company's shares held by Mr. Schafir is substantially restricted by two Option Agreements. The first is an Option Agreement entered into the 1st day of October, 2003 by and between Harlan M. Schafir and Carter M. Fortune and Robert J. Kingston (collectively, "Shareholders"); the second is an Option Agreement entered into the 1st day of October, 2003 by and between Harlan
M. Schafir, and the Company. (collectively, "Option Agreements"). Mr. Schafir shall have the option to put any or all of the FDI Stock received by him to the Shareholders or the Company, according to the terms of these Agreements.

Exercise of Put Options. If Schafir desires to sell any or all of the Schafir Distributed Stock, Schafir shall simultaneously make demand upon Carter
M. Fortune, Robert J. Kingston, FDI and Company:


(i) Within ten (10) days of demand, Carter M. Fortune and Robert J. Kingston shall comply with the terms of the Option Agreement (Fortune/Kingston/Schafir);

(ii) If Carter M. Fortune and Robert J. Kingston fail to comply with the terms of the Option Agreement (Fortune/Kingston/Schafir) then to the extent of Carter M. Fortune's and Robert J. Kingston's non-compliance within twenty (20) days of demand, Parent and Company shall comply with the terms of the Option Agreement (FDI/Schafir);

(iii) If FDI and Company fails to comply with the terms of the Option Agreement (FDI/Schafir) then to the extent of FDI's and Company's non-compliance within thirty (30) days of demand, Schafir may then execute upon the Merrill Lynch Pledged Collateral Account Control Agreement (relating to Carter M. Fortune) attached hereto as Exhibit D, the Merrill Lynch Pledged Collateral Account Control Agreement (relating to Robert J. Kingston) attached hereto as Exhibit E and the Merrill Lynch Pledged Collateral Account Control Agreement (relating to
         FDI) on a pro-rata basis based upon the market value of the assets contained in each of the pledged collateral accounts.

The put price shall be dependent upon PSM, PSM II, and ProStaff combined cumulative EBITDA during the three-year period October l, 2003 to September 30, 2006 ("Regular Test Period"), as defined in the agreement.

Mr. Schafir will continue as Chairman of PSM under the terms of an employment agreement dated October 1, 2003 and incorporated into the Stock Purchase Agreement as an exhibit. The employment agreement is effective October 1, 2003 to and including September 30, 2006, unless terminated pursuant to agreement terms. Prior to the Agreement, there was no material relationship between the Company and Norm Wolcott.

Mr. Schafir is subject to a non-compete agreement and is incorporated into the employment agreement dated October 1, 2003. The non-compete agreement is in effect as of the date of purchase and continues until two years after his employment ceases.

John F. Fisbeck, Carter M. Fortune, Robert J. Kingston, Norman G. Wolcott, Jr. and Norman G. Wolcott, Jr., and Norman G. Wolcott, Sr. as Trustees ("Trustees"), and Mr. Schafir, may be considered members in a "group" within the meaning of Rule 13d-5(b)(1). Although Messrs. Fisbeck, Fortune, Kingston, Wolcott, Jr., and Schafir have taken ownership of the FDVI stock in their individual names and Trustees have taken ownership in a trust capacity, and Mr. Schafir has individually supplied ownership interests in Professional Staff Management, Inc., Professional Staff Management, Inc. II, and Pro Staff, Inc., in consideration for the acquisition of his shares of Registrant's common stock, Messrs. Fisbeck, Fortune, Kingston, Wolcott, Jr., Schafir and Trustees may be considered to be acting together for the purpose of acquiring and holding the stock since Messrs. Fisbeck and Fortune previously signed Stock Purchase Agreements to initially acquire control of FDVI, and the other shareholders identified herein made acquisitions of shares not in the ordinary course of his business and such acquisitions may be deemed to have arisen in a transaction having the purpose or effect of influencing control of Registrant, under Rule 13d-5(b)(2)(ii).

Messrs. Fisbeck, Fortune, Kingston, Wolcott and Schafir, along with Trustees, are considered members of a group deemed to beneficially own 93,491,375 shares of FDVI common stock representing 92% of the outstanding common stock of Registrant, which totals 101,316,444 shares. Individually, each person has sole dispositive and voting power over the following shares of common stock: John F. Fisbeck, 18,087,023, (or 17.852%), Carter M. Fortune, 42,013,108 (or 41.467%)
Robert J. Kingston, 7,900,000 (or 7.797%), Norman G. Wolcott, Jr., individually, 7,266,084 (or 7.172%), Norman G. Wolcott Sr., and Norman G. Wolcott Jr., as Co-Trustees, 5,125,160 (or 5.059%), and Harlan M. Schafir, 13,100,000 (or
12.930%).

NOTE 3 - ACQUISITIONS

PDH, Inc. Purchase of Certain DicksonHughes Group, LLC Assets
-------------------------------------------------------------

PDH, Inc. ("PDH"), an Indiana corporation and wholly-owned subsidiary of the Company, acquired certain assets of DicksonHughes Group, LLC ("DHG"), an Indiana limited liability company, through an Asset Purchase Agreement dated January 18, 2002 ("DHG Agreement"). The assets were acquired through DHG. Messrs. Thimlar, Hughes and Dickson were parties to the DHG Agreement for purposes of certain covenants not to compete and indemnification provisions of the Agreement. There was no material relationship between the Company or PDH and DHG or Messrs. Thimlar, Hughes and Dickson. DHG used the physical assets in multiple aspects of its business; the Company has devoted the physical assets to its existing Wireless Infrastructure Segment. This transaction was considered an acquisition of productive assets and not considered a business combination. However, some of the standards of accounting for business combinations, including certain disclosures, are considered relevant and have been applied whenever practicable. The results of the assets acquired from DHG have been included in the accompanying consolidated statement of operations from the date of acquisition. The assets acquired included certain of the DHG's accounts receivable, work-in-process, prepaid expenses, software, computer hardware and fixtures, and backlog. The nature and amount of consideration given for the acquired assets was Seven Hundred Forty Thousand ($740,000.00), which was subject to adjustments as described in the Agreement, however no adjustments were warranted. There were no liabilities assumed in this transaction. The source of the funds used for the acquisition was cash held by the Company prior to the Agreement. The consideration paid was based upon the fair market value of the individual tangible assets acquired, as such, the entire purchase price was allocated to tangible assets. The aggregate purchase price of the acquisition was $740,000. The following is a condensed balance sheet disclosing the amount assigned to each major asset caption acquired from DHG at the acquisition date:

  Accounts receivable                                            $386,000
  Work in progress                                                137,000
  Prepaid expenses                                                  8,000
  Vehicles, equipment and leasehold improvements                  209,000
                                                               ----------
  Cash consideration paid                                        $740,000
                                                               ==========

Kingston Sales Corporation
--------------------------

The Company acquired from Robert J. Kingston 1,000 shares of the common stock, no par value, of Kingston Sales Corporation (an Indiana Corporation), constituting all of the outstanding shares of Kingston's capital stock, pursuant to the terms of a Stock Purchase Agreement by and among Fortune Diversified Industries, Inc., Kingston Sales Corporation and Robert J. Kingston, effective July 31, 2002. Kingston is an industry-leading manufacturers' representative and distributor for prominent national companies in the electronic, sound, security, and video markets. Kingston offers the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems. The Company intends for Kingston, as a wholly-owned subsidiary of the Company, to continue to operate as it did prior to the acquisition in its Manufacturing and Distribution segment. The transaction was accounted for using the purchase method of accounting. The source of funds for the transaction came from a loan from a financial institution (see Note 10). The purchase price was payable in cash of $3,000,000 paid at closing less a purchase adjustment amount of $600,000 based upon certain requirements in the Stock Purchase Agreement and proposed Amendment to the Stock Purchase Agreement paid to the Company by Mr. Kingston in November 2002. There is also a $250,000 contingent payment that is part of the Stock Purchase Agreement due on or before December 15, 2004. The payment of any or all of the $250,000 to Mr. Kingston, on or before December 15, 2004, is contingent upon Kingston attaining certain cumulative earnings before income tax
(EBIT) requirements, as described in the Stock Purchase Agreement, during the period September 1, 2002 to August 31, 2004. This contingent consideration will be recorded as an additional cost of the acquisition when the contingency is resolved, which is anticipated sometime in 2004. The fair market value of the 8,000,000 shares of the Company's common stock of $80,000 (which was based upon the bid price discounted for various factors, including liquidity) was also included as part of the purchase price. The excess of the aggregate purchase price over net assets was $1,636,000, which has been allocated between goodwill, customer relationships, and the non-compete agreement based on management's assessment as required by SFAS No. 141, "Business Combinations". The following is a condensed balance disclosing the amount assigned to each major asset and liability caption of Kingston at the acquisition date:

  Accounts receivable                                           $1,373,000
  Inventory                                                        747,000
  Vehicles, equipment and leasehold improvements                   363,000
  Goodwill                                                         876,000
  Customer relationships                                           526,000
  Non-compete agreement                                            234,000
                                                                ----------
                                                                 4,119,000
                                                                ----------
  Accounts payable                                                 668,000
  Accrued expenses and other current liabilities                    59,000
  Deferred revenue                                                 235,000
  Line of credit                                                   649,000
  Long-term debt                                                    28,000
                                                                ----------
                                                                 1,639,000
                                                                ----------
                                                                $2,480,000
                                                                ==========

  Cash consideration paid as of 8/31/02                         $3,000,000
  Purchase adjustment receivable at 8/31/02                       (600,000)
                                                                ----------
                                                                 2,400,000
                                                                ----------
  Fair value of common stock consideration                          80,000
                                                                ----------
                                                                $2,480,000
                                                                ==========
Telecom Technology Corp.
------------------------

TTC Acquisition Company ("TTC"), an Indiana corporation and wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of Telecom Technology Corp. ("Telecom"), an Indiana corporation, and Michael W. Grothe, through an Asset Purchase Agreement effective as of September 1, 2002 ("TTC Agreement"). Mr. Grothe is party to the TTC Agreement and is subject to an Employment Agreement. Prior to the TTC Agreement, there was no material relationship between the Company and Telecom or Mr. Grothe. Telecom provides cable and wiring solutions for interactive communication and networking data transmission. The Company has devoted the assets of TTC to its existing Wireless Infrastructure Segment. The assets acquired include certain of Telecom's work-in-process, software and related assets, fixed assets, equipment and machinery, computer hardware and fixtures, a complete customer list, intellectual property, sales proposals and like documents and contracts, inventory, accounts receivable, intangible assets, prepaid expenses, and cash and cash equivalents. TTC accepted and assumed $45,000 of specifically identified accounts payable and all of Sellers' rights and executory obligations under the Assumed Contracts to be performed after the Closing Date (excluding any obligations or liabilities of Sellers under any Assumed Contracts that were to have been performed, fulfilled or satisfied on or prior to the Closing Date). In addition to the assumed liabilities, the consideration given for the acquired assets was $125,952 cash and 450,000 restricted shares of the Company's common stock, of which 200,000 shares vested immediately and 250,000 shares are subject to adjustments as described in the TTC Agreement. As of August 31, 2003, 200,000 of the 450,000 shares have been issued.

In addition, the Company, through TTC and an Asset Purchase Agreement effective as of September 1, 2002 ("Hagan Agreement"), acquired the customer lists, and other business assets of Pat Hagan, who is employed by TTC. The assets were acquired through Telecom. Mr. Hagan is a party to the Hagan Agreement and is subject to an Employment Agreement. Prior to the Hagan Agreement, there was no material relationship between the Company and Mr. Hagan. The consideration given for the acquired assets was $1.00 cash and 250,000 restricted shares of the Company's common stock, which are subject to adjustments as described in the Hagan Agreement. As of August 31, 2003, none of the 250,000 shares have been issued.

These two agreements were considered together as one transaction and are being accounted for using the purchase method of accounting.

The impact of this acquisition was not material in relation to the Company's balance sheet. Historical operations for August 31, 2002 are included in the Company's unaudited pro forma data disclosed in Note 3.

StarQuest Wireless
------------------

StarQuest Wireless, Inc ("StarQuest"), an Indiana corporation and wholly-owned subsidiary of TTC, acquired certain assets of StarQuest Wireless, LLC ("SWL"), Noel Kaplan and Steve Cochran, through an agreement entered into on October 31, 2002 and effective October 9, 2002 by and among StarQuest, SWL, Mr. Kaplan and Mr. Cochran ("SWI Agreement"). The purchased assets and assumed liabilities were used or useful in connection with the business of selling, installing or maintaining satellite television systems. The Company has devoted the assets to its existing Wireless Infrastructure Segment. The transaction was accounted for under the purchase method of accounting. The assets acquired included a complete list of customers current as of the Closing Date, all accounts receivable, all sales agency and similar agreements with satellite television providers (including, but not limited to, DirecTV, Echostar, Pegasus and Musicland), and the telephone numbers used in conjunction with the sellers' operations. The Company accepted and assumed all of sellers' rights and executory obligations under the assumed contracts to be performed after the Closing Date (excluding any obligations or liabilities of the sellers under any assumed contracts that were to have been performed, fulfilled or satisfied on or prior to the Closing
Date). The consideration given for the acquired assets was $1.00 cash and 600,000 (300,000 shares each to Cochran and Kaplan) of restricted shares of the Company's common stock, which are subject to adjustments as described in the StarQuest Agreement. As of August 31, 2003 none of the 600,000 shares were issued.

The impact of this acquisition was not material in relation to the Company's balance sheet. Historical operations for August 31, 2002 are included in the Company's unaudited pro forma data in Note 3.

Nor-Cote International, Inc. and Subsidiaries
---------------------------------------------

Nor-Cote Acquisition Company, a wholly owned subsidiary of the Company, acquired 1,451,985.47 shares of common stock and of 747,992.51 shares of preferred stock of Nor-Cote International, Inc an Illinois corporation, and subsidiaries, constituting all of the outstanding shares of Nor-Cote International, Inc., pursuant to the terms of a Stock Purchase Agreement by and among Nor-Cote International, Inc., an Illinois corporation, and its subsidiaries; Norman G. Wolcott, Jr., individually; Norman G. Wolcott, Jr. and Norman G. Wolcott, Sr., as co-trustees of the Norman G. Wolcott, Sr. and Lucile H. Wolcott Revocable Trust of 1995 ("Wolcott Trust"); First Bankers Trust Company, as trustee under the Trust Agreement for the Nor-Cote International, Inc. Employee Stock Ownership Plan Trust ("Trustee") and the Company, effective July 1, 2003. Nor-Cote is engaged in the business of developing, producing and selling ultraviolet ink products. The Company intends to continue to operate and expand Nor-Cote's business.

The Company exchanged 12,391,244 of its own shares to Norman G. Wolcott, Jr. and the Wolcott Trust and exchanged 7,668,364 of its own shares to the Trustee. The 7,668,364 shares were transferred back to the Company and retired and applied as payment on an inside loan payable from the ESOP to Nor-Cote in the principal amount of $6,028,991.01. The debt was non recourse to the ESOP but was collateralized by 578,875.512 preferred shares that were unallocated to Nor-Cote's ESOP participants. As of the date of this filing the ESOP is in the process of termination and the parties agree that the consideration paid to the Preferred Stock Shareholders constitute full and complete payment and satisfaction to the Preferred Stock Seller.

In addition to the exchange described above, Norman G. W Wolcott, Jr. and the Wolcott Trust received one million eight hundred thousand dollars ($1,800,000.00) in cash. The Trustee received eight hundred ninety three thousand, six hundred eight dollars ($893,608.00) for one hundred sixty nine thousand one hundred sixteen and 998/1000 (169,116.998) preferred shares of Nor-Cote held by the Trustee. The cash to be allocated to Nor-Cote's ESOP participants upon formal termination of the ESOP Agreement as discussed in Note 23, remains in a trust account at August 31, 2003.

The source of funds for the transaction came from an unsecured line of credit from a stockholder and from a loan from a financial institution (see Note 10). The fair market value of the 22,293,179 shares of the Company's common stock of $1,606,000 (which was based upon an independent valuation based on the bid price discounted for various factors, including liquidity)-was also included as part of the purchase price. In addition to the assumed liabilities, the aggregate purchase price of the acquisition was $4,300,000 of which $1,684,000 consists of goodwill and customer relationships. The following is a condensed balance disclosing the amount assigned to each major asset and liability caption of Nor-Cote at the acquisition date:

Cash and cash equivalents                                  $ 1,014,000
Investments                                                    314,000
Accounts receivable                                          1,561,000
Inventory                                                    1,068,000
Prepaid expenses and other current assets                      577,000
PP&E                                                         2,056,000
Intangible assets                                              424,000
Goodwill                                                     1,260,000
Other non-current assets                                       199,000
                                                          ------------

                                                             8,473,000
                                                          ------------

Accounts payable                                               495,000
Accrued expenses and other current liabilities               1,365,000
Long-term debt                                               2,313,000
                                                          ------------

                                                             4,173,000
                                                          ------------

                                                             4,300,000
                                                          ============

Cash consideration                                           2,694,000

Fair value of common stock consideration                     1,606,000
                                                          ------------

                                                             4,300,000
                                                          ============

Cornerstone Construction Wireless Services
------------------------------------------
Cornerstone Construction is an Indiana corporation and is a wholly owned subsidiary of the Company. Cornerstone Construction was initially established on October 24, 2001. On March 1, 2003, Cornerstone Construction and Carter M. Fortune entered into an Agreement for Purchase and Sale of Assets by which Mr. Fortune purchased substantially all of the assets and property owned by Cornerstone Construction that were used in connection with the business. The nature and amount of consideration given for the acquired assets and property was two hundred ninety-eight thousand, two hundred forty dollars and twenty-two cents ($298,240.22). On August 15, 2003, Carter M. Fortune and Cornerstone Construction entered into an Agreement for Purchase and Sale of Assets by which Cornerstone Construction purchased substantially all of the assets and properties owned by Mr. Fortune that were used in connection with the construction business. Mr. Fortune received one hundred eighty-nine thousand, one hundred eighty-one dollars and seventeen cents ($189,181.17) for the assets and property.


ACQUISITIONS SUBSEQUENT TO YEAR ENDED AUGUST 31,2003
----------------------------------------------------

Professional Staff Management, Inc.
-----------------------------------
On October 1, 2003, the Company acquired all of the outstanding shares of common stock, no par value, of Professional Staff Management, Inc., Professional Staff Management, Inc. II, and Pro Staff, Inc. pursuant to the following agreements:

     AGREEMENT AND PLAN OF MERGER entered into the 1st day of October, 2003, by and among Professional Staff Management, Inc., an Indiana corporation, PSM Acquisition, Inc., an Indiana corporation and wholly owned subsidiary of Registrant, Harlan M. Schafir, and Registrant.

     AGREEMENT AND PLAN OF MERGER entered into the 1st day of October, 2003 by and among Professional Staff Management, Inc. II, an Indiana corporation, PSM Acquisition II, Inc., an Indiana corporation and wholly owned subsidiary of Registrant, Harlan M. Schafir, and Registrant.

     AGREEMENT AND PLAN OF MERGER entered into the 1st day of October, 2003 by and among Pro Staff, Inc., an Indiana corporation, PSM Acquisition III, Inc., an Indiana corporation and wholly owned subsidiary of Registrant, Harlan M. Schafir, and Registrant.

The agreements were intended to qualify as a "reorganization" pursuant to the provisions of Section 368 of the Internal Revenue Code and specifically as a reverse-triangular merger under Code Section 368(a)(2)(E). For accounting purposes the business combination is being accounted for as a purchase under SFAS No. 141, "Business Combinations". The Merger Agreements' terms include, among other things, the exchange of all of the outstanding shares of Professional Staff Management, Inc. (125 shares); Professional Staff Management, Inc., II (500 shares); and Pro Staff, Inc. (500 shares), all held by Harlan M. Schafir, for a total of 13,100,000 shares of the the Company's common shares. The Company formed three wholly-owned subsidiaries, PSM Acquisition, Inc.; PSM Acquisition II, Inc.; and PSM Acquisition III, Inc. The Company's shares were exchanged at the following ratios: Sixty-Six Thousand, Twenty-Four (66,024) shares of The Company's common stock for each share of Professional Staff Management, Inc.; Four Thousand, Four Hundred Fifty-Four (4,454) shares of The Company's common stock for each share of Professional Staff Management, Inc. II; and, Five Thousand, Two Hundred Forty (5,240) shares of The Company's common stock for each share of Pro Staff, Inc. The Company exchanged a total of 13,100,000 shares as follows: Eight Million, Two Hundred Fifty Three Thousand (8,253,000) shares for the shares of Professional Staff Management, Inc.; Two Million, Two Hundred Twenty Seven Thousand (2,227,000) shares for the shares of Professional Staff Management, Inc. II; and Two Million, Six Hundred Twenty Thousand (2,620,000) shares for the shares of Pro Staff, Inc.

In addition to the exchanges described above, Mr. Schafir received a total of one million dollars ($1,000,000.00) in cash. The cash was allocated as follows:
Six Hundred Thirty Thousand Dollars ($630,000.00) for Professional Staff

Management, Inc.; One Hundred Seventy Thousand ($170,000.00) for the Professional Staff Management, Inc. II; and Two Hundred Thousand Dollars ($200,000.00) for Pro Staff, Inc.

The principle followed in determining the amount of consideration paid was the ongoing value of the three companies, with adjustments thereto for certain aspects of the transaction, including earnings benchmarks as defined by the Agreement. Professional Staff Management, Inc., Professional Staff Management, Inc. II, and Pro Staff, Inc. were acquired through the parties identified above. Prior to the Merger Agreements, there was no material relationship between the Company or any of its subsidiaries and the exchanging parties identified above. The source of the Company's consideration included the Company's shares, and cash held by the Company prior to the Agreement.

Professional Staff Management, Inc., Professional Staff Management, Inc. II, and Pro Staff, Inc. provide cost-effective employee administrative solutions to companies in more than 20 states nationwide. The three companies are engaged in providing services in employment-related matters, such as Payroll and Tax Processing, Worker's Compensation and Risk Management, Benefits Administration, Unemployment Administration, Legal and Regulatory Employer Compliance, 401k and Retirement Plan Administration and Employee Assessments. The Company intends to continue to operate and expand the three companies' business.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the Kingston, TTC, Starquest, and Nor-Cote acquisitions had been completed as of the beginning of the periods presented. Additionally, the unaudited pro forma data includes the results of operations for Cornerstone Construction for the entire year, as if the Company owned Cornerstone Construction for the entire year. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future. The PSM acquisition is not included in the unaudited pro forma as historical financial data of PSM is not available at the time of this filing.

                                                     Year Ended    Year Ended
                                                     August 31,    August 31,
                                                        2003          2002

Net revenue                                          $24,437,000   $23,472,000
Cost of revenues                                      16,106,000    16,333,000
                                                     -----------   -----------
Gross profit                                           8,331,000     7,139,000
Operating expenses                                     8,268,000     8,066,000
                                                     -----------   -----------
Operating income                                          64,000      (927,000)
Other income (expenses)                                 (187,000)   (1,227,000)
                                                     -----------   -----------
Net loss                                             $  (123,000)  $(2,154,000)
                                                     ===========   ===========


Basic Loss Per Share:                                $     (0.00)  $     (0.03)
                                                     ===========   ===========


Diluted Loss Per Share:                              $     (0.00)  $     (0.02)
                                                     ===========   ===========

Shares Outstanding:
     Basic weighted average number of common shares
      outstanding                                     88,216,444    88,216,444
     Dilutive effect of conversion of options            900,000       900,000
                                                     -----------   -----------
         Total Shares Outstanding                     89,116,444    89,116,444
                                                     ===========   ===========

At August 31, 2003 and 2002, all common stock equivalents were anti-dilutive.

NOTE 4 - ACCOUNTS RECEIVABLE

     Accounts receivable include the following at August 31:

                                                          2003          2002
                                                       ----------    ----------
     Amounts currently due                             $4,779,000    $2,341,000
     Less allowance for doubtful accounts                (338,000)     (100,000)
     Less allowance for sales returns                    (135,000)     (100,000)
                                                       ----------    ----------
                                                       $4,306,000    $2,141,000
                                                       ==========    ==========

NOTE 5 - INVENTORIES

     Inventories include the following at August 31:

                                                          2003          2002
                                                       ----------    ----------
     Raw materials                                     $  354,000    $      -0-
     Work-in-process                                       22,000           -0-
     Finished goods                                     1,619,000       559,000
     Less inventory reserves                             (139,000)      (50,000)
                                                       ----------    ----------
                                                       $1,856,000    $  509,000
                                                       ==========    ==========

NOTE 6 - NOTES RECEIVABLE

     The Company periodically enters into restricted stock agreements with employees. The Company purchased back 200,000 shares in December 2002, and 4,000,000 shares in April 2002, of restricted stock which were issued pursuant to various agreements with key employees. The 200,000 shares were held as treasury until August 31, 2003, at which time they were cancelled. The 4,000,000 shares were held as treasury stock until July 31, 2002, when they were cancelled. The 4,200,000 shares of treasury stock were paid for by canceling the recourse promissory notes totaling $630,000. At the time of cancellation of the promissory notes, the Company forgave the accrued interest of approximately $28,000 as part of a termination agreement.

     The notes receivable outstanding at August 31, 2003 and 2002, amounted to $0 and $30,000, respectively. Interest income relating to these notes amounted to $1,000 and $29,000 for the years ended August 31, 2003 and 2002, respectively.

NOTE 7 - INVESTMENTS IN MARKETABLE EQUITY SECURITIES

        The amortized cost and approximate fair values of available-for-sale securities held at August 31, 2003 are as follows:

                                             Gross         Gross
                                           Unrealized    Unrealized  Estimated
                                Cost         Gains         Losses    Fair Value
                              -------------------------------------------------


           Equity securities  $  314,000   $    23,000   $      --   $  337,000
                              ==========   ===========   =========   ==========


There were no sales of available-for-sale securities during the year ended August 31, 2003. There were no investments in marketable equity securities at August 31, 2002.

NOTE 8 - PROPERTY AND EQUIPMENT

     Property and equipment, including capital leases, is comprised of the following at August 31:


                                                    2003             2002
                                                -----------       ----------
     Land and building                          $ 1,821,000       $      -0-
     Machinery and equipment                      1,620,000              -0-
     Research equipment                             338,000              -0-
     Office equipment                             2,734,000          325,000
     Vehicles                                       439,000          190,000
     Leasehold improvements                         263,000          178,000
                                                -----------       ----------
                                                  7,215,000          693,000
                                                -----------       ----------
     Less accumulated depreciation               (4,512,000)        (113,000)
                                                -----------       ----------
                                                $ 2,703,000       $  580,000
                                                ===========       ==========

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS Pending - valuation

     The changes in the carrying amount of goodwill for the years ended August 31, 2003, as reclassified for the adoption of SFAS 142, are as follows:

                                         MANUFACTURING AND     WIRELESS                           HOLDING           SEGMENT
                                           DISTRIBUTION     INFRASTRUCTURE   ENTERTAINMENT        COMPANY           TOTALS
                                         -----------------  --------------   -------------      ------------     -------------
     Goodwill at August 31, 2002           $    876,000      $        -0-     $        -0-      $        -0-     $     876,000
     Goodwill acquired during year            1,260,000            70,000              -0-               -0-         1,330,000
     Impairment losses                              -0-               -0-              -0-               -0-               -0-
                                             ----------        ----------       ----------        ----------        ----------
     Goodwill at August 31, 2003           $  2,136,000      $     70,000     $        -0-      $        -0-     $   2,206,000
                                           ============      ============     ============      ============     =============

     The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets:

                                                    AT AUGUST 31, 2003                             AT AUGUST 31, 2002
                                      ------------------------------------------    ---------------------------------------------
                                                                        WEIGHTED                                        WEIGHTED
                                          GROSS                         AVERAGE        GROSS                            AVERAGE
                                        CARRYING         ACCUMULATED     AMORT        CARRYING         ACCUMULATED        AMORT
                                         AMOUNT          AMORTIZATION    PERIOD        AMOUNT          AMORTIZATION       PERIOD
                                      --------------    --------------  --------    -------------      ------------     ---------
     Customer Relationships           $   1,075,000     $      66,000     10 YRS    $     526,000      $      4,000       10 YRS
     Non-compete                            234,000            63,000      4 YRS          234,000             5,000        4 YRS
                                      -------------     -------------   --------    -------------      ------------     --------
     Total                            $   1,309,000     $     129,000      8 YRS    $     760,000      $      9,000        8 YRS
                                      =============     =============   ========    =============      ============     ========

     Intangible asset amortization expense for the years ended August 31, 2003 and 2002 was $120,000 and $9,000, respectively.

     Amortization expense on intangible assets currently owned by the Company for each of the next five fiscal years are approximately as follows:

         Year Ending August 31,
         ------------------------
                 2004                                 166,000
                 2005                                 166,000
                 2006                                 161,000
                 2007                                 108,000
                 2008                                 108,000
                 2009 and thereafter                  471,000

NOTE 10 - LINES OF CREDIT AND DEBT ARRANGEMENTS

     Lines of Credit:

     The Company has a $1,500,000 line of credit available through July 31, 2004. Interest on the line is charged at 2.40% plus the one-month London Interbank Offerered Rate (one-month LIBOR). Outstanding borrowings amounted to $953,000 and $1,277,000 at August 31, 2003 and 2002, respectively.

     The Company also has a $500,000 line of credit available through June 30, 2004. Interest on the line is charged at 2.50% plus the one-month London Interbank Offerered Rate (one-month LIBOR). Outstanding borrowings amounted to $85,000 and $0 at August 31, 2003 and 2002, respectively.

     The lines of credit are secured by substantially all assets of the Company and personal guarantees of the Company's majority stockholder.

     The Company also has a $3,000,000 long-term unsecured line of credit with a stockholder, which is further described in Note 10 as long term debt.

     Long-term debt arrangements:

     Long-term debt consisted of the following at August 31:

                                                                                          2003                2002
                                                                                       ----------          ----------
Notes payable to financial institutions:
     ----------------------------------------

      $3,000,000 reducing revolver loan with monthly line reductions equal to
      1/84th of the loan amount per month for the first 59 months, with a balloon payment due at maturity July 31, 2007. Interest is variable at
      2.40% plus one-month LIBOR. The loan is secured by the business assets of
      Kingston Sales Corp., with a second lien on assets pledged
      by a stockholder                                                                 $2,607,000          $3,005,000

      $3,600,000 reducing revolver loan with monthly line reductions equal to
      1/84th of the loan amount per month for the first 59 months, with a balloon payment due at maturity June 30, 2008. Interest is variable at
      2.50% plus one-month LIBOR. The loan is secured by the business assets of
      Nor-Cote International, Inc., with a second lien on assets
      pledged by a stockholder                                                          3,416,000                 -0-

      Due in monthly installments of $434, including interest at 4.9% through
      January 2005.
      Secured by a vehicle                                                                  7,000              12,000

      Due in monthly installments of $418, including interest at 9.03% through
      December 2004.
      Secured by a vehicle                                                                  7,000              10,000

      Due in monthly installments of $295, including interest at 9.03% through
      December 2004.
      Secured by a vehicle                                                                 13,000                 -0-

      Due in monthly installments of $385, including interest at 5.55% through
      August 2006.
      Secured by a vehicle                                                                 13,000                 -0-


      Due in monthly installments of $563, including interest at 9% through
      March 2003.
      Secured by a vehicle                                                                    -0-               4,000


     Long-term line of credit with majority stockholder:
     ---------------------------------------------------

      $3,000,000 unsecured line of credit with thirty-five consecutive, monthly, interest payments beginning August 1, 2003 and continuing on the first day of each Month thereafter followed by a balloon payment of Principal and all accrued interest on July 1, 2006.
      Interest is variable at 3% plus one-month LIBOR.                                  2,000,000                 -0-

                                                                                       ----------          ----------
                                                                                       $8,063,000          $3,031,000
      Less current maturities                                                           $(861,000)         $(442,000)
                                                                                       ----------          ----------
                                                                                       $7,202,000          $2,589,000
                                                                                       ==========          ==========

     Principal payments due on long-term debt outstanding at August 31, 2003, are as follows:

         Year Ending August 31,
         ------------------------
                 2004                                  861,000
                 2005                                  954,000
                 2006                                2,950,000
                 2007                                  946,000
                 2008 & after                        2,352,000
                                                    ----------
                                                    $8,063,000
                                                    ==========

NOTE 11 - CAPITAL LEASES

     Long-term leases relating to the financing of fixed assets are accounted for as installment purchases. The capital lease obligations reflect the present value of future rental payments, discounted at the interest rate implicit in the lease, and a corresponding amount is capitalized as the cost of the fixed assets. The fixed assets are being depreciated over a period of five years. The following is an analysis of fixed assets under capital lease at August 31:

                                                     2003              2002
                                                  ----------        ----------
     Equipment                                       $26,000           $26,000
     Less allowance for depreciation                  (8,000)           (1,000)
                                                  ----------        ----------
                                                     $18,000           $25,000
                                                  ==========        ==========

     Following is a schedule of future minimum lease payments due under the capital lease obligations together with the present value of net minimum lease payments as of August 31, 2003:

         Year Ending August 31,
         ------------------------
                 2004                                          10,000
                 2005                                           9,000
                                                           ----------
         Total minimum lease payments                          18,000
         Less amounts representing interest                     1,000
                                                           ----------
         Present value of net minimum lease payments           17,000
         Less current portion                                  (9,000)
                                                           ----------
         Long-term portion                                 $    8,000
                                                           ==========

NOTE 12 - STOCKHOLDERS' EQUITY

     The following are the details of the Company's common stock as of August 31, 2003 and 2002:

                                              Number of Shares
                                  Authorized    Issued   Outstanding     Amount

     August 31, 2003
        Common stock, $0.01 par
         value (1)               150,000,000  88,216,444  88,216,444   $ 882,000
                                                                       =========

     August 31, 2002
        Common stock, $0.01 par
         value (2)               150,000,000  73,496,629  73,496,629   $ 735,000
                                                                       =========

(1) As a part of a transaction pursuant to the terms of a Stock Purchase Agreement by and among the Company, Nor-Cote International, Inc., and its subsidiaries; Norman G. Wolcott, Jr., individually; Norman G. Wolcott, Jr. and Norman G. Wolcott, Sr., as co-trustees of the Norman G. Wolcott, Sr. and Lucile H. Wolcott Revocable Trust of 1995("Wolcott Trust"); First Bankers Trust Company, as trustee under the Trust Agreement for the Nor-Cote International, Inc. Employee Stock Ownership Plan Trust ("Trustee"), effective July 1, 2003. The Company exchanged 12,391,244 of its own shares to Norm Wolcott and the Wolcott Trust and exchanged 7,668,364 of its own shares to the Trustee, in part, in return for 1,451,985.47 shares of the Company's common stock and a total of 747,992.51 shares of the Company's preferred stock. The 7,668,364 shares were subsequently cancelled per the terms of the agreement.

(2) As a part of a transaction pursuant to the terms of a Stock Purchase Agreement by and among the Company, Kingston Sales Corporation and Robert
     J. Kingston, effective July 31, 2002, Mr. Kingston acquired 8,000,000 shares of The Company's common stock, in part, in return for 1,000 shares of the common stock, of Kingston Sales Corp., constituting all of the outstanding shares of Kingston Sales Corp's capital stock.


NOTE 13 - STOCK OPTIONS AND OTHER STOCK COMPENSATION

     Transactions related to the Company's stock compensation arrangements are as follows:

                                             Weighted                Weighted
                                             Average                 Average
                                 Year Ended  Exercise   Year Ended   Exercise
                                 August 31,   Price     August 31,     Price
                                    2003     Per Share     2002      Per Share
        Options outstanding at
         beginning of period       350,000     $0.46      350,000      $0.46
        Options exercised               --                     --
        Options issued                  --                     --
        Options canceled                --                     --
                                   -------                -------
        Options outstanding at
         end of period             350,000     $0.46      350,000      $0.46
                                   =======                =======

     The Company accounts for employee stock-based transactions under Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for options issued with an exercise price equal to the market value of the common stock at the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS 148, which defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Management believes that had compensation cost been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123 and SFAS No. 148, there would have been no material effect on the Company's net loss and its loss per common share for the period ended August 31, 2003.

     The Company agreed to grant 50,000 warrants to the Company's former CEO on September 1, 2000. Each warrant is convertible into one share of common stock at an exercise price of $1.00 per share exercisable June 30, 2002 through June 30, 2008.

NOTE 14 - INCOME TAXES

     Reconciliation of income taxes computed at the statutory rate to the Company's effective rate is as follows:

                                                          2003           2002

        Federal and state income tax (benefit) at
           statutory rate                              $ (54,000)     $(824,000)
        Other                                                 --             --
        Change in valuation allowance                     54,000        824,000
                                                       ---------      ----------

           Provision for Income Taxes                  $      --      $       --
                                                       =========      ==========

A reconciliation of recorded Federal income tax expense (benefit) to the expected expense (benefit) computed by applying the Federal statutory rate of 35% for all periods to income before income taxes follows:

                                                      August 31,      August 31,
                                                         2003            2002

Computed expense at 35% of pre-tax income                 40,000       (726,000)
State and local taxes (net of federal tax benefit)         6,000       (104,000)
Change in valuation allowance                            (54,000)       824,000
Other                                                      8,000          6,000
                                                      ----------     ----------

Total                                                        -0-            -0-
                                                      ==========     ===========

     The significant components of the Company's deferred tax asset are as follows:

                                                   August 31,       August 31,
                                                      2003             2002
        Deferred Tax Assets:
           Net operating loss carryforwards       $ 2,446,000      $ 1,958,000
           Capital loss carryforwards                 460,000          336,000
           Reserves                                   461,000           52,000
           Deferred Revenue                                 0           96,000
           Stock warrants                                   0          170,000
           Valuation allowance                     (3,367,000)      (2,612,000)
                                                  -----------      -----------

        Net Deferred Tax Asset                    $        --      $        --
                                                  ===========      ===========

     At August 31, 2003, the Company had federal tax operating loss carryforwards of approximately $6,116,000, which expire during the years of 2020, 2021, 2022 and 2023. The state tax operating loss carryforwards were approximately $2,357,000. The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period. The Company's capital loss carryforward is $1,151,000 and it expires in the fiscal year ending August 31, 2007.

The subsidiaries in Singapore and Malaysia will be treated as branches for U.S. income tax purposes for the fiscal year ended August 31, 2004.

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is follows at August 31, 2003.

                                                           Tax
                                           Before-Tax    (Expense)   Net-of-Tax
                                             Amount       Benefit      Amount
                                           ------------------------------------
           Unrealized gain on securities    $ 23,000     $(10,000)    $ 13,000

           Foreign currency adjustments      (76,000)          --      (76,000)
                                            --------     --------     --------
           Accumulated other comprehensive
           income(loss)                     $(53,000)    $(10,000)    $(63,000)
                                            ========     ========     ========



Significant components of accumulated other comprehensive income (loss) are as follows:

                                                                  Accumulated
                                                     Unrealized      Other
                                        Foreign        Gains     Comprehensive
                                        Currency      (Losses)       Income
                                       Adjustments  on Securities    (Loss)
                                       ---------------------------------------

           Balance at August  31, 2002   $      0     $      0      $      0

               Period change              (76,000)      13,000       (63,000)
                                         --------     --------      --------

           Balance at August 31, 2003     (76,000)      13,000       (63,000)
                                         ========     ========      ========

NOTE 16 - PER SHARE DATA

     The following presents the computation of basic income (loss) per share and diluted income (loss) per share:

                                                       Year Ended   Year Ended
                                                       August 31,   August 31,
                                                          2003         2002

        Net Income(Loss)                              $   115,000  $(2,075,000)
        Dividends                                              --           --
                                                      -----------  -----------
        Net Income (Loss) Available for Common
         Stockholders                                 $   115,000  $(2,075,000)
                                                      ===========  ===========

        Basic Income (Loss) per Share                 $      0.00  $     (0.03)
                                                      ===========  ===========


        Diluted Income (Loss) per Share               $      0.00  $     (0.03)
                                                      ===========  ===========

        Shares Outstanding:
           Basic weighted average number of common
            shares outstanding                         77,390,984   69,829,962
           Dilutive effect of conversion of options       900,000      400,000
                                                      -----------  -----------
                Total Shares Outstanding               78,290,984   70,229,962
                                                      ===========  ===========

     At August 31, 2002, all common stock equivalents were anti-dilutive.

NOTE 17 - OPERATING LEASE COMMITMENTS

     The Company leases one of its office and warehouse facilities from a limited liability company in which one of the members of the control group, during the reporting period covered, was a member. The agreement expires in August 2007. The agreement includes two renewal options, which allows the Company to extend the lease term for additional five year increments per each renewal. In addition to base monthly rent, the agreement requires the Company to pay 75% of any increase in real estate taxes over the 2003 tax assessment and insurance reasonably satisfactory to Landlord. The Company leases a second premise under an agreement that expires August 2004. In addition to base monthly rent, that agreement requires the Company to pay insurance with respect to the leased premise and its proportionate share of common area maintenance expenses. In September 2002, the Company entered into a lease for a third office and warehouse facility under an agreement that expires November 2004. In addition to base monthly rent, that agreement requires the Company to pay its proportionate share of common area maintenance expenses. Rent expense under these agreements amounted to $181,000 and $71,000 for the year ended August 31, 2003 and 2002.

     The Company is also committed to vehicle and office equipment leases, which expire in August 2004 and September 2004. Lease expense under all agreements amounted to $26,000 and $7,000 for the years ended August 31, 2003 and 2002, respectively.

     Future minimum commitments under these agreements are as follows at August 31, 2003:

                                                   Vehicles
         Year Ending August 31,    Facilities    And Equipment
         ----------------------    ----------    -------------
                2004                $178,000       $ 20,000
                2005                  90,000         12,000
                2006                  84,000          7,000
                2007                  77,000          5,000
                2008 & after               0          2,000
                                    --------       --------
                                    $429,000       $ 46,000
                                    ========       ========

NOTE 18 - RELATED PARTY TRANSACTIONS

     During the year ended August 31, 2003, the Company entered into a $3,000,000 long-term unsecured line of credit with the majority stockholder. Borrowings amounted to $2,000,000 at August 31, 2003 and $0 at August 31, 2002, respectively. The line of credit bears interest at 2.3% plus the one-month London Interbank Offered Rate (one-month LIBOR). Interest expense booked on the line of credit was approximately $14,000 and $0 for the years ended August 31, 2003 and 2002 respectively.

     As described in Note 3, the Company sold Cornerstone Construction on March 1, 2003 for approximately $298,000 to the Company's majority stockholder. The Company repurchased Cornerstone Construction from the majority stockholder for approximately $190,000 on August 15, 2003. The majority stockholder advanced the Company the $190,000 to finance the purchase. The Company repaid the balance to the majority stockholder in September 2003. This amount along with an additional $40,000 advanced to the Company by the majority stockholder during the year ended August 31, 2003, is included in the Company's consolidated balance sheet as a $230,000 related party current liability.

     The Company entered into a lease agreement with a related party on August 1, 2002 in which the Company leases a building for office and warehouse space. The Company recognized expense of $84,000 and $7,000 for the years ended August 31, 2003 and August 31, 2002, respectively. The Company is in the process of purchasing one of its' administrative offices and laboratory building from a related party.

     The Company charged a monthly administrative fee to a related corporation as reimbursement for shared expenses. The Company recognized administrative fees of $84,000 and $0 for the years ended August 31, 2003 and August 31, 2002, respectively.

     The Company collected a $146,000 related party note receivable that was included in the assets of NCI prior to acquisition by the Company.

     Following is a summary of all related party assets and (liabilities) included in the balance sheets at August 31, 2003 and August 31, 2002:

                                    August 31,          August 31,
                                       2003                2002
                                   ------------        ------------
      Due to related party             (230,000)                  0
      Long-term line of credit       (2,000,000)                  0
                                   ------------        ------------
      Net assets (liabilities)     $ (2,230,000)       $          0
                                   ============        ============

NOTE 19 - CONCENTRATION OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, including marketable securities, and accounts receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such amounts may be in excess of the FDIC insured limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited and reserved for adequately.

NOTE 20 - ECONOMIC DEPENDENCY ON SUPPLIERS

     In its Kingston subsidiary, the Company purchased approximately 40% of its inventories from one vendor for both years ended August 31, 2003 and 2002.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

     The Company has entered into an agreement with a related party to purchase property in Crawfordsville, Indiana pursuant to an "An Agreement for Purchase and Sale of Real Estate" entered into July 3, 2003. This property is the location of Nor-Cote's manufacturing facility. The purchase price is estimated at $425,000 and will be due at closing. Pursuant to this agreement, the Seller shall convey good and marketable fee simple title to the property, free and clear of all liens, encumbrances, easements, rights, permits, restrictions, leases, agreements, covenants, conditions, limitations and licenses other than certain permitted exceptions.

     As part of the Stock Purchase Agreement to acquire Kingston, there is a $250,000 contingent payment due on or before December 15, 2004. Subject to the following contingencies, the company shall pay to Mr. Kingston the remaining amount of $250,000 (the "Post-Closing Payment") on or before December 15, 2004. The payment of the full Post-Closing Payment amount is contingent upon Kingston attaining a cumulative EBIT, as defined in the Stock Purchase Agreement, of at least $2,325,000 during the period September 1, 2002 to August 31, 2004. If Kingston does not attain a cumulative EBIT of at least $2,325,000 during the period September 1, 2002 to August 31, 2004 but does attain a cumulative EBIT of at least $2,125,000, the Company shall pay to Mr. Kingston a Post-Closing Payment in the amount of $150,000 on or before December 15, 2004. If Kingston does not attain a cumulative EBIT of at least $2,125,000 during the period September 1, 2002 to August 31, 2004, but does attain a cumulative EBIT of at least $1,925,000, the Company shall pay to Mr. Kingston a Post-Closing Payment in the amount of $100,000 on or before December 15, 2004. If Kingston does not attain a cumulative EBIT of at least $1,925,000 during the period September 1, 2002 to August 31, 2004, the Company shall not pay to Mr. Kingston any Post-Closing Payment. Notwithstanding the foregoing, the Company shall not pay any Post-Closing Payment amount if Mr. Kingston exercises the Put Option with respect to twenty-five percent (25%) or more of the Company's stock; provided, however, that if Mr. Kingston exercises the Put Option with respect to twenty-five percent (25%) or more of the Company's stock and Mr. Kingston remains employed by Kingston, the Company or any Affiliate of Kingston or the Company for a period of three (3) years following Closing, then notwithstanding Mr. Kingston's exercise of the Put Option, the Company shall pay to Mr. Kingston the Post-Closing Payment amount earned under the immediately preceding sentence (if any) within thirty (30) days following the third anniversary of Closing (See Note 14). As used in this Agreement, "Affiliate" shall have the meaning specified in Rule 12b-2 of the regulations promulgated under the Securities Exchange Act of 1934, as amended.

     As part of the Stock Exchange Agreement with Nor-Cote, Common Stock Sellers shall each have the option to put any or all of the Company's stock received by them to Mr. Fortune and Mr. Fortune shall have the option to call any or all of the Company's stock from each of the Common Stock Sellers. The put price and the call price shall be the same (the "put/call price") and the put/call price shall be dependent upon Nor-Cote's cumulative Adjusted EBITDA during the three-year period July l, 2003 to June 30, 2006. If Nor-Cote's cumulative Adjusted EBITDA during the Test Period is at least $4,683,000, the put/call price per share shall be $.3365. The put/call price shall, however, be decreased in proportion to the amount by which Nor-Cote's cumulative Adjusted EBITDA during the Test Period is less than $4,683,000, as defined in the Stock Exchange Agreement. Common Stock Sellers may only exercise the put option and Mr. Fortune may only exercise the call option during the period September 1, 2006 to September 30, 2006. Any closing on a sale of the Company's stock to Fortune shall occur within ninety (90) days of a party's receipt of written notice from the other party requesting exercise of his put or call option. All of the Company's stock received by them shall be retained by each of the Common Stock Sellers until (i) the exercise of the put and call options or (ii) the expiration of the exercise period (including any extensions) for such put and call options without exercise of such put and call options. In addition, Mr. Fortune shall have an option to call any or all of the Company's stock at the call price per share of $.3365 at any time during the three-year period July 1, 2003 to June 30, 2006. Additionally, as part of the Stock Exchange Agreement, Nor-Cote has agreed to purchase the land and buildings in which Nor-Cote's corporate headquarters are maintained from a related company. The purchase price of the property between the related parties has not been determined at August 31, 2003.

     As part of the merger agreements with PSM, the Company's shares held by Mr. Schafir are substantially restricted by two Option Agreements. The first is an Option Agreement entered into the 1st day of October, 2003 by and between Harlan M. Schafir and Carter M. Fortune and Robert J. Kingston (collectively, "Shareholders"); the second is an Option Agreement entered into the 1st day of October, 2003 by and between Harlan M. Schafir, and the Company. (collectively, "Option Agreements"). Mr. Schafir shall have the option to put any or all of the FDI Stock received by him to the Shareholders or the Company, according to the terms of these Agreements.

     Exercise of Put Options. If Schafir desires to sell any or all of the Schafir Distributed Stock, Schafir shall simultaneously make demand upon Carter M. Fortune, Robert J. Kingston, FDI and Company: 3

     (i) Within ten (10) days of demand, Carter M. Fortune and Robert J. Kingston shall comply with the terms of the Option Agreement (Fortune/Kingston/Schafir);

     (ii) If Carter M. Fortune and Robert J. Kingston fail to comply with the terms of the Option Agreement (Fortune/Kingston/Schafir) then to the extent of Carter M. Fortune's and Robert J. Kingston's non-compliance within twenty (20) days of demand, Parent and Company shall comply with the terms of the Option Agreement (FDI/Schafir);

     (iii) If FDI and Company fail to comply with the terms of the Option Agreement (FDI/Schafir) then to the extent of FDI's and Company's non-compliance within thirty (30) days of demand, Schafir may then execute upon the Merrill Lynch Pledged Collateral Account Control Agreement (relating to Carter M. Fortune) attached hereto as Exhibit D, the Merrill Lynch Pledged Collateral Account Control Agreement (relating to Robert J. Kingston) attached hereto as Exhibit E and the Merrill Lynch Pledged Collateral Account Control Agreement (relating to FDI) on a pro-rata basis based upon the market value of the assets contained in each of the pledged collateral accounts.

The put price shall be dependent upon PSM, PSM II, and ProStaff combined cumulative EBITDA during the three-year period October l, 2003 to September 30, 2006 ("Regular Test Period").

     (A) With respect to 10,000,000 shares of the FDI Stock: a) if the Companies' combined cumulative EBITDA during the Regular Test Period is (i) greater than $3,600,000.00, the put price per share shall be $0.60; (ii) greater than $3,000,000 but less than or equal to $3,600,000, the put price per share shall be $0.50; or(iii) greater than $2,400,000 but less than or equal to $3,000,000, the put price per share shall be $0.40; and b) if the Companies' combined cumulative EBITDA during the Regular Test Period is less than or equal to $2,400,000, Schafir shall not have any put rights.

     (B) With respect to 2,500,000 shares of the FDI Stock, if the Companies' combined cumulative EBITDA during the Regular Test Period is (i) greater than $3,600,000, the put price per share shall be $0.60, and (ii) greater than $0.00 but less than or equal to $3,600,000, the put price per share shall be $0.50.

     (C) With respect to 600,000 shares of the FDI Stock: a) if the Companies' combined cumulative EBITDA during the Regular Test Period is (i) greater than $3,000,000, the put price per share shall be $1.00; (ii) greater than $2,000,000 but less than or equal to $3,000,000, the put price per share shall be $0.75; and (iii) greater than $1,000,000 but less than or equal to $2,000,000, the put price per share shall be $0.50; and b) if the Companies' combined cumulative EDITDA during the Regular Test Period is less than or equal to $1,000,000, Schafir shall not have any put rights.

     (D) If there is a Triggering Event (as hereinafter defined) prior to the completion of the Regular Test Period, the Shareholders shall give Schafir prompt written notice thereof and, Schafir may exercise the put options for the 13,100,000 shares of FDI Stock based upon a shorter test period pursuant to the terms of this paragraph. The put price shall be dependent upon the Companies' combined cumulative EBITDA during the period beginning on October 1, 2003 and ending on the last day of the month preceding the month in which the Triggering Event occurs ("Short Test Period"). The income thresholds described in the three
(3) previous paragraphs relating to the Regular Test Period shall be reduced proportionately based upon the number of months contained in the Short Test Period versus the number of months contained in the Regular Test Period (36 months). The disposition of the Company's shares held by Mr. Schafir are substantially restricted by two Option Agreements. The first is an Option Agreement entered into the 1st day of October, 2003 by and between Harlan M. Schafir and Carter M. Fortune and Robert J. Kingston (collectively, "Shareholders"); the second is an Option Agreement entered into the 1st day of October, 2003 by and between Harlan M. Schafir, and the Company. (collectively, "Option Agreements"). Mr. Schafir shall have the option to put any or all of the FDI Stock received by him to the Shareholders or the Company, according to the terms of these Agreements.

Exercise of Put Options. If Schafir desires to sell any or all of the Schafir Distributed Stock, Schafir shall simultaneously make demand upon Carter
M. Fortune, Robert J. Kingston, FDI and Company:

(i) Within ten (10) days of demand, Carter M. Fortune and Robert J. Kingston shall comply with the terms of the Option Agreement
     (Fortune/Kingston/Schafir);

(ii) If Carter M. Fortune and Robert J. Kingston fail to comply with the terms of the Option Agreement (Fortune/Kingston/Schafir) then to the extent of Carter M. Fortune's and Robert J. Kingston's non-compliance within twenty
     (20) days of demand, Parent and Company shall comply with the terms of the Option Agreement (FDI/Schafir);

(iii) If FDI and Company fail to comply with the terms of the Option Agreement (FDI/Schafir) then to the extent of FDI's and Company's non-compliance within thirty (30) days of demand, Schafir may then execute upon the Merrill Lynch Pledged Collateral Account Control Agreement (relating to Carter M. Fortune) attached hereto as Exhibit D, the Merrill Lynch Pledged Collateral Account Control Agreement (relating to Robert J. Kingston) attached hereto as Exhibit E and the Merrill Lynch Pledged Collateral Account Control Agreement (relating to FDI) on a pro-rata basis based upon the market value of the assets contained in each of the pledged collateral accounts.

The put price shall be dependent upon PSM, PSM II, and ProStaff combined cumulative EBITDA during the three-year period October l, 2003 to September 30, 2006 ("Regular Test Period").

     (A) With respect to 10,000,000 shares of the FDI Stock: a) if the Companies' combined cumulative EBITDA during the Regular Test Period is (i) greater than $3,600,000.00, the put price per share shall be $0.60; (ii) greater than $3,000,000 but less than or equal to $3,600,000, the put price per share shall be $0.50; or(iii) greater than $2,400,000 but less than or equal to $3,000,000, the put price per share shall be $0.40; and b) if the Companies' combined cumulative EBITDA during the Regular Test Period is less than or equal to $2,400,000, Schafir shall not have any put rights.

     (B) With respect to 2,500,000 shares of the FDI Stock, if the Companies' combined cumulative EBITDA during the Regular Test Period is (i) greater than $3,600,000, the put price per share shall be $0.60, and (ii) greater than $0.00 but less than or equal to $3,600,000, the put price per share shall be $0.50.

     (C) With respect to 600,000 shares of the FDI Stock: a) if the Companies' combined cumulative EBITDA during the Regular Test Period is (i) greater than $3,000,000, the put price per share shall be $1.00; (ii) greater than $2,000,000 but less than or equal to $3,000,000, the put price per share shall be $0.75; and (iii) greater than $1,000,000 but less than or equal to $2,000,000, the put price per share shall be $0.50; and b) if the Companies' combined cumulative EDITDA during the Regular Test Period is less than or equal to $1,000,000, Schafir shall not have any put rights.

     (D) If there is a Triggering Event (as hereinafter defined) prior to the completion of the Regular Test Period, the Shareholders shall give Schafir prompt written notice thereof and, Schafir may exercise the put options for the 13,100,000 shares of FDI Stock based upon a shorter test period pursuant to the terms of this paragraph. The put price shall be dependent upon the Companies' combined cumulative EBITDA during the period beginning on October 1, 2003 and ending on the last day of the month preceding the month in which the Triggering Event occurs ("Short Test Period"). The income thresholds described in the three
(3) previous paragraphs relating to the Regular Test Period shall be reduced proportionately based upon the number of months contained in the Short Test Period versus the number of months contained in the Regular Test Period (36 months).

NOTE 22 - RETIREMENT PLAN

The Company maintains a profit-sharing plan that covers all United States employees who meet the eligibility requirements set forth in the plan. Company contributions are made at management's discretion and are allocated based upon each participant's eligible compensation. The plan includes a 401(k) savings plan whereby employees can contribute and defer taxes on compensation contributed to the plan. The Company is not required to contribute to the plan but may make a discretionary contribution. The Company did not make contributions for the years ended August 31, 2003 and 2002.

The Company's Nor-Cote subsidiary has a separate 401(k) profit-sharing plan which is available to all United States employees who meet the eligibility requirements set forth in the plan. The Company matches a percentage of contributions made by employees based upon Nor-Cote achieving certain earnings projections. The company did not make any contributions for the year ended August 31, 2003.

NOTE 23 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company's Nor-Cote subsidiary currently maintains an Employee Stock Ownership Plan (ESOP). On July 3, 2003, the ESOP sold its entire investment which included both allocated and unallocated preferred stock to the Company. The allocated preferred stock consisting of 169,117 shares was surrendered for a cash price of $893,608. The unallocated preferred stock consisting of 578,876 shares was exchanged for 7,668,364 shares of Common Stock of Fortune Diversified Industries, Inc. The Fortune Diversified Industries, Inc. Common Stock was subsequently transferred to Nor-Cote as complete and full payment of a loan amounting to $6,028,991 from Nor-Cote.

In addition, while the parties agree that the consideration to be paid to the Preferred Stock Seller constitutes full and complete payment and satisfaction, it is conceivable that despite the belief that no grounds exist, a governmental agency department or entity may nonetheless assert that additional amounts are to be paid to the Preferred Stock Seller. If this were to occur, any amounts received by or for the benefit of Preferred Stock Seller in respect of the Preferred Shares that have not been allocated to the accounts of ESOP plan participants or any other portion of the collateral securing the inside loan, as defined in the Stock Exchange Agreement, shall, whether before or at any time after termination of the ESOP or payment of the inside loan, also be paid to Nor-Cote, subject to the following sentence. If and to the extent any such additional consideration, when added to the amount of $2,683,927, exceeds the unpaid principal balance of, and all unpaid accrued interest on the inside loan, immediately prior to Closing, such excess amount shall be for the account and benefit of the ESOP plan participants.

The Company is in the process of terminating the ESOP and does not anticipate making any further contributions. The proceeds from sale of the allocated shares net of transaction expenses and trustee fees of approximately $230,000 will be distributed to Plan participants at the date of termination. The assets of the ESOP amounting to approximately $670,000 consist of interest bearing cash deposits managed by an independent trustee.

NOTE 24 - SEGMENT INFORMATION

The operations of the Company are organized around the following segments:

o        Manufacturing and Distribution
o        Wireless Infrastructure
o        Entertainment
o        Holding Company

                                       Manufacturing
                                           and          Wireless                         Holding         Segment
                                       Distribution  Infrastructure   Entertainment      Company         Totals
                                       ------------  --------------   -------------    -----------     -----------
Year Ended August 31, 2003
Net revenues                            $11,000,000    $ 4,470,000     $        --     $        --     $15,470,000
Cost of revenues                          7,995,000      3,183,000              --     $        --      11,178,000
                                        -----------    -----------     -----------     -----------     -----------
Gross profit                              3,005,000      1,287,000              --              --       4,292,000
Operating expenses
       Selling, general and
       administrative expenses            1,877,000      1,353,000           7,000         555,000       3,792,000
       Depreciation and amortization        268,000         66,000              --           8,000         342,000
                                        -----------    -----------     -----------     -----------     -----------

           Total operating expense .      2,145,000      1,419,000           7,000         563,000       4,134,000
                                        -----------    -----------     -----------     -----------     -----------

Segment operating income (loss)             860,000    $  (132,000)    $    (7,000)    $  (563,000)    $   158,000
                                        ===========    ===========     ===========     ===========     ===========

As of August 31, 2003
Cash                                    $   792,000    $    59,000     $     1,000     $    33,000     $   885,000
Available for sale investments              337,000             --              --              --         337,000
Accounts receivable                       2,836,000      1,463,000              --           7,000       4,306,000
Inventory, net                            1,745,000        111,000              --              --       1,856,000
Other current assets                        543,000         58,000              --          62,000         663,000
Notes receivable                                 --             --              --              --              --
Property, plant & equipment, net          2,350,000        326,000              --          27,000       2,703,000
Loan origination fees, net                   50,000             --              --              --          50,000
Goodwill                                  2,136,000         70,000              --              --       2,206,000
Other intangible assets, net              1,180,000             --              --              --       1,180,000
Other long-term assets                       14,000             --              --              --          14,000
                                        -----------    -----------     -----------     -----------     -----------

Total Segment Assets                    $11,983,000    $ 2,087,000     $     1,000     $   129,000     $14,200,000
                                        ===========    ===========     ===========     ===========     ===========

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      FORTUNE DIVERSIFIED INDUSTRIES, INC.



Date:  November 26, 2003              By: /s/ Carter M. Fortune
                                          -----------------------
                                          Carter M. Fortune,
                                          Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date:  November 26, 2003              /s/ Carter M. Fortune
                                      ------------------------------------------
                                      Carter M. Fortune, Chief Executive Officer
                                      and Chairman of the Board


Date:  November 26, 2003              /s/ Amy E. Gallo
                                      ------------------------------------------
                                      Amy E. Gallo, Principal Financial Officer


Date:  November 26, 2003              /s/ Robert J. Kingston
                                      ------------------------------------------
                                      Robert J. Kingston, President of Kingston
                                      Sales Corp. and Director


Date:  November 26, 2003              /s/ David A. Berry
                                      ------------------------------------------
                                      David A. Berry, Director