Form 10QSB
period 2003-11-30
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2004-01-14
CIK 851249

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

Commission file number    0-19049

                      Fortune Diversified Industries, Inc.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      74-2504501
-------------------------------               --------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On January 14, 2004, there were 101,316,444 shares of the Company's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                                ---    ---

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

             FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   Unaudited         Audited
                                                  November 30,      August 31,
                                                     2003              2003
                                                  -----------       -----------
CURRENT ASSETS
     Cash and equivalents                          $ 4,818,000       $   885,000
     Restricted savings account                        246,000                --
     Certificates of deposit                            93,000                --
     Available for sale investments                         --           337,000
     Accounts receivable, net                        5,439,000         4,306,000
     Inventory, net                                  2,129,000         1,856,000
     Prepaid expenses                                  356,000           385,000
     Recoverable income taxes                          194,000           220,000
     Other current assets                              110,000            58,000
                                                   -----------       -----------

         Total Current Assets                       13,385,000         8,047,000
                                                   -----------       -----------

PROPERTY, PLANT AND EQUIPMENT, NET                   2,852,000         2,703,000

OTHER ASSETS
     Loan origination fees, net                         47,000            50,000
     Goodwill                                        3,824,000         2,206,000
     Other intangible assets, net                    2,211,000         1,180,000
     Other long term assets                             59,000            14,000
                                                   -----------       -----------

         Total Other Assets                          6,141,000         3,450,000
                                                   -----------       -----------

TOTAL ASSETS                                       $22,378,000       $14,200,000
                                                   ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Lines of credit                                          $  1,851,000      $  1,038,000
     Current maturities of long-term debt                          961,000           861,000
     Current maturities of long-term debt - related party           24,000                --
     Current maturities of capital lease obligations                 9,000             9,000
     Accounts payable                                            1,343,000         1,062,000
     Payroll taxes and withholdings                                459,000                --
     Health and workers' compensation reserves                   3,387,000                --
     Accrued worksite employee payroll cost                        239,000                --
     Due to related party                                            7,000           230,000
     Customer deposits                                             106,000                --
     Accrued expenses                                            2,279,000         1,589,000
                                                              ------------      ------------

         Total Current Liabilities                              10,665,000         4,789,000
                                                              ------------      ------------

LONG-TERM LIABILITIES
     Line of credit - related party                              2,000,000         2,000,000
     Long-term debt - related party, less current maturities       100,000                --
     Long-term debt, less current maturities                     5,049,000         5,202,000
     Capital lease obligations, less current maturities              6,000             8,000
                                                              ------------      ------------

         Total Long-term Liabilities                             7,155,000         7,210,000
                                                              ------------      ------------

STOCKHOLDERS' EQUITY
     Common stock                                                1,013,000           882,000
     Additional paid-in capital and warrants outstanding         9,742,000         7,873,000
     Accumulated deficit                                        (6,257,000)       (6,491,000)
     Accumulated other comprehensive income (loss)                  60,000           (63,000)
                                                              ------------      ------------

         Total Stockholders' Equity                              4,558,000         2,201,000
                                                              ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 22,378,000      $ 14,200,000
                                                              ============      ============

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                    November 30,   November 30,
                                                        2003           2002
                                                    ------------   ------------

NET REVENUES BUSINESS SOLUTIONS SEGMENT             $  2,826,000   $         --
     (gross billings of $21,451,000 less worksite
     employee payroll cost of $18,625,000)
NET REVENUES OTHER SEGMENTS                            7,380,000      3,571,000
                                                    ------------   ------------

TOTAL NET REVENUES                                    10,206,000      3,571,000

COST OF REVENUES                                       7,451,000      2,431,000
                                                    ------------   ------------

GROSS PROFIT                                           2,755,000      1,140,000

OPERATING EXPENSES
Selling, general and administrative expenses           2,202,000        738,000
Depreciation and amortization                            215,000         56,000
                                                    ------------   ------------
     Total Operating Expenses                          2,417,000        794,000
                                                    ------------   ------------

OPERATING INCOME                                         338,000        346,000
                                                    ------------   ------------

OTHER INCOME (EXPENSE)
Interest income                                            3,000          1,000
Interest expense                                         (95,000)       (38,000)
Gain on investments in marketable securities, net         29,000             --
Other income (expense)                                   (41,000)        24,000
                                                    ------------   ------------
         Total Other Income (Expense)                   (104,000)       (13,000)
                                                    ------------   ------------

NET INCOME  BEFORE PROVISION FOR
INCOME TAXES                                             234,000        333,000

PROVISION FOR INCOME TAXES                                    --             --
                                                    ------------   ------------

NET INCOME                                          $    234,000   $    333,000
                                                    ============   ============

BASIC INCOME PER SHARE                              $       0.00   $       0.00
                                                    ============   ============

DILUTED INCOME PER SHARE                            $       0.00   $       0.00
                                                    ============   ============

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Additional
                                                  Paid-in Capital  Cost of  Accumulated Accumulated Other   Total    Comprehensive
                                          Common    and Warrants  Treasury   Earnings     Comprehensive  Stockholders   Income
                                          Stock     Outstanding    Stock     (Deficit)       Income         Equity      (Loss)
BALANCE AT AUGUST 31, 2002              $  735,000  $6,441,000  $       --  $(6,606,000)    $      --     $  570,000   $      --
                                        ----------  ----------  ----------  -----------     ---------     ----------   ---------

Purchase of 200,000 shares of common
 stock in treasury                              --     (28,000)     (2,000)          --            --        (30,000)         --
Issuance of 200,000 shares of
 common stock                                2,000          --          --           --            --          2,000          --
Issuance of 22,388,179 shares of common
  stock for acquisitions                   224,000   1,460,000          --           --            --       1,684,000         --
Cancellation of 7,668,364 shares of
  common stock                             (77,000)         --          --           --            --        (77,000)         --
Cancellation of 200,000 shares of
 treasury stock                             (2,000)         --       2,000          --             --             --          --
Net income                                      --          --          --      115,000            --        115,000     115,000
Translation adjustments, net of tax             --          --          --           --       (76,000)       (76,000)    (76,000)
Net unrealized investments gains,
  net of tax                                    --          --          --           --        13,000         13,000      13,000
Net income                                      --          --          --           --            --             --          --
                                        ----------  ----------  ----------  -----------     ---------     ----------   ---------

BALANCE AT AUGUST 31, 2003              $  882,000  $7,873,000  $       --  $(6,491,000)    $ (63,000)    $2,201,000   $  52,000
                                        ----------  ----------  ----------  -----------     ---------     ----------   ---------


Issuance of 13,100,000 shares of common
  stock for acquisitions                   131,000   1,869,000          --           --            --      2,000,000          --
Net income                                      --          --          --      234,000            --        234,000     234,000
Translation adjustments, net of tax             --          --          --           --       136,000        136,000     136,000
Net unrealized investments gains,
  net of tax                                    --          --          --           --       (13,000)       (13,000)    (13,000)
Net income                                      --          --          --           --            --             --          --
                                        ----------  ----------  ----------  -----------     ---------     ----------   ---------

BALANCE AT NOVEMBER 30, 2003            $1,013,000  $9,742,000  $       --  $(6,257,000)    $  60,000     $4,558,000   $ 357,000
                                        ==========  ==========  ==========  ===========     =========     ==========   =========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Three Months Ended
                                                                            November 30,  November 30,
                                                                               2003          2002
                                                                            -----------   -----------
OPERATING ACTIVITIES
     Net Income                                                             $   234,000   $   333,000
     Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
         Depreciation and amortization                                          215,000        56,000
         Gain on sale of investments                                            (29,000)           --
         (Increase) decrease in certain operating assets:
         Accounts receivable                                                   (477,000)     (219,000)
         Inventory                                                             (273,000)      (51,000)
         Prepaid expenses                                                       150,000            --
         Recoverable income taxes                                                26,000            --
         Other current assets                                                   (49,000)       27,000
         Other long term assets                                                  (2,000)           --
     Increase (decrease) in certain operating liabilities:
         Accounts payable                                                       162,000       231,000
         Accrued expenses and other current liabilities                        (240,000)       21,000
         Payroll taxes and withholdings                                         (65,000)           --
         Health and workers' compensation reserves                              116,000            --
         Accrued worksite employee payroll cost                                  (1,000)           --
         Deferred revenue                                                            --        90,000
                                                                            -----------   -----------

              Net Cash Provided (Used) by Operating Activities                 (233,000)      488,000
                                                                            -----------   -----------

INVESTING ACTIVITIES
     Purchases of vehicles, equipment and leasehold
          improvements, net                                                    (264,000)      (42,000)
     Sales of available for sale securities                                     344,000            --
     Acquisition of productive assets and businesses, net of cash received    3,302,000       (70,000)
                                                                            -----------   -----------

              Net Cash Provided (Used) by Investing Activities                3,382,000      (112,000)
                                                                            -----------   -----------

FINANCING ACTIVITIES
     Collection of purchase adjustment receivables                                   --       600,000
     Payments on due to related party                                          (230,000)           --
     Net borrowings (repayments) under line of credit                           813,000      (574,000)
     Borrowings on long-term debt                                               265,000            --
     Payments on long-term debt                                                (198,000)      (76,000)
     Payments on capital lease obligations                                       (2,000)       (2,000)
     Issuance of common stock                                                        --         3,000
                                                                            -----------   -----------

              Net Cash Provided (Used) by Financing Activities                  648,000       (49,000)
                                                                            -----------   -----------

              Effect of exchange rate changes on cash                           136,000            --

NET INCREASE  IN CASH AND EQUIVALENTS                                         3,933,000       327,000

CASH AND EQUIVALENTS
     Beginning of Period                                                        885,000       291,000
                                                                            -----------   -----------

     End of Period                                                          $ 4,818,000   $   618,000
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

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The operating results for the three-month period ended November 30, 2003, are not necessarily indicative of the operating results to be expected for the full fiscal year.

Nature of Business: The Company is the parent company of Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); PDH, Inc. (PDH); Cornerstone Wireless Services, Inc. (Cornerstone Wireless); Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Telecom Technology Corp.
(TTC); StarQuest Wireless Services, Inc. (StarQuest); Women of Wrestling, Inc.
(WOW); and Murphy Development, Ltd (Murphy). In addition, on October 1, 2003 the Company acquired Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"). The financial statements included in this report contain two months of activity for PSM.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Nor-Cote contains foreign subsidiaries from the United Kingdom, Singapore, and Malaysia, which have been eliminated in consolidation at the Nor-Cote subsidiary level. All significant inter-company accounts and transactions have been eliminated.

Revenue Recognition: In the Company's Manufacturing and Distribution Segment, revenue from the sale of products is recognized according to the terms of the sales arrangement, which is generally upon shipment. Commission revenue is recognized when realizable and earned, which is typically upon receipt of the commission payment. Revenues are recognized, net of estimated costs of returns, allowances and sales incentives, when products are shipped to customers and title and risk of ownership transfers. Products are generally sold on open account under credit terms customary to the geographic region of distribution. Ongoing credit evaluations are performed on customers and the Company does not generally require collateral to secure accounts receivable.

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

In its Business Solutions Segment, PSM bills clients under its Professional Services Agreement, which includes each worksite employee's gross wages, a service fee and to the extent elected by the clients, health and welfare benefit plan costs. The Companies' service fee, which is computed as a percentage of gross wages, is intended to yield a profit to PSM and cover the cost of employment-related taxes, workers' compensation insurance coverage, and administrative and field services provided by PSM to the client, including payroll administration and record keeping, as well as safety, human resources, and regulatory compliance consultation. The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience. All charges by PSM are invoiced along with each periodic payroll delivered to the client.

PSM reports revenues in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. PSM reports revenues on a gross basis, the total amount billed to clients for service fees, health and welfare benefit plan fees, workers' compensation insurance, unemployment insurance fees, and the employment-related taxes. PSM reports revenues on a gross basis for such fees because PSM is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. However, PSM reports revenues on a net basis for the amount billed to clients for worksite employee salaries and wages. PSM accounts for their revenues using the accrual method of accounting. Under the accrual method of accounting, PSM recognizes their revenues in the period in which the worksite employee performs work. PSM accrues revenues for service fees, health and welfare benefit plan fees, workers' compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. PSM accrues unbilled receivables for payroll and payroll taxes, service fees, health and welfare benefits plan fees, workers' compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each year, such costs are paid and the related service fees are billed.

This accounting policy of reporting revenues net as an agent was adopted by the Company as a result of recommendations by the Securities and Exchange Commission staff to public companies subject to reporting requirements under section 13 or 15(d) of the securities exchange act of 1934. This accounting policy of reporting revenue net as an agent versus gross as a principal has no effect on gross profit, operating income (loss), or net income (loss).

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

Shipping and Handling: Costs incurred for shipping and handling in the Company's Manufacturing and Distribution Segment is included as a component of costs of revenue. Costs incurred for shipping and handling in the Company's Business Solutions Segment is included as a component of general and administrative expenses while the corresponding revenue charges to the customers are included in other income.

Property, Equipment, and Depreciation: The provision for depreciation amounted to $144,000 at November 30, 2003.

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

Advertising and Exploitation Costs: Advertising and exploitation costs including marketing, advertising, publicity, promotion and other distribution costs, are expensed as incurred. For the period ended November 30, 2003 the expense was $40,000.

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

The Company's PSM subsidiary has elected to act as a self-insurer for certain costs related to employee health and accident benefit programs. A portion of that coverage is self-funded by PSM. Under the insurance policy with the Plan's underwriter, PSM's self-funded liability is limited to $150,000 per employee, with an aggregate liability limit of $10,578,000. The liability limits are adjusted monthly, based on the number of participants.

NOTE 2 - ACQUISITIONS

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

In addition to the exchanges described above, Mr. Schafir received a total of one million dollars ($1,000,000.00) in cash. The cash was allocated as follows:
Six Hundred Thirty Thousand Dollars ($630,000.00) for Professional Staff Management, Inc.; One Hundred Seventy Thousand Dollars ($170,000.00) for the Professional Staff Management, Inc. II; and Two Hundred Thousand Dollars ($200,000.00) for Pro Staff, Inc.

The principle followed in determining the amount of consideration paid was the ongoing value of the three companies, with adjustments thereto for certain aspects of the transaction, including earnings benchmarks as defined by the Agreement. PSM was acquired through the parties identified above. Prior to the Merger Agreements, there was no material relationship between the Company or any of its subsidiaries and the exchanging parties identified above. The source of the Company's consideration included the Company's shares, and cash held by the Company prior to the Agreement.

PSM provides cost-effective employee administrative solutions to companies in more than 20 states nationwide. The three companies are engaged in providing services in employment-related matters, such as Payroll and Tax Processing, Worker's Compensation and Risk Management, Benefits Administration, Unemployment Administration, Legal and Regulatory Employer Compliance, 401k and Retirement Plan Administration and Employee Assessments. The Company intends to continue to operate and expand the three companies' business.

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of PSM at the acquisition date:

     Cash and cash equivalents                        $4,403,000
     Restricted savings account                          246,000
     Certificates of deposit                              93,000
     Accounts receivable, net                            656,000
     Interest receivable                                   3,000
     Prepaid expense                                     121,000
     Property and equipment, net                          20,000
     Other assets                                         42,000
     Goodwill                                          1,618,000
     Customer base                                       700,000
     Non-Compete agreement                               399,000
                                                      ----------
                                                       8,301,000
                                                      ----------

     Current maturities of notes payable                   4,000
     Accounts payable                                    119,000
     Payroll taxes and withholdings                      525,000
     Accrued worksite employee payroll cost              240,000
     Health and workers' compensation reserves         3,271,000
     Other accrued compensation                          545,000
     Due to shareholder                                    7,000
     Customer deposits                                   106,000
     Other accrued liabilities                           484,000
                                                      ----------
                                                       5,301,000
                                                      ----------

                                                      $3,000,000
                                                      ==========


Cash consideration                                    $1,000,000

Fair value of common stock consideration               2,000,000
                                                      ----------

                                                      $3,000,000
                                                      ==========

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the PSM, Nor-Cote, Kingston, TTC, and StarQuest acquisitions had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future.

                                          Three Months    Three Months
                                             Ended           Ended
                                          November 30,    November 30,
                                              2003            2002
                                          -------------   -------------

Net revenue                               $  11,619,000   $  10,155,000
Cost of revenues                              8,586,000       7,026,000
                                          -------------   -------------

Gross profit                                  3,033,000       3,129,000
Operating expenses                            2,576,000       2,477,000
                                          -------------   -------------

Operating income                                457,000         652,000
Other income (expenses)                        (104,000)         80,000
                                          -------------   -------------

Net Income                                      353,000         732,000
Dividends                                            --              --
                                          -------------   -------------

Net Income Available for Common
 Stockholders                             $     353,000   $     732,000
                                          =============   =============

Basic Income Per Share:                   $         .00   $         .01
                                          =============   =============

Diluted Income Per Share:                 $         .00   $         .01
                                          =============   =============

Shares Outstanding:

Basic weighted average number of common
shares outstanding                          101,316,444     101,316,444
Dilutive effect of conversion of options             --              --
                                          -------------   -------------

         Total Shares Outstanding           101,316,444     101,316,444
                                          =============   =============


NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable include the following:


                                            Unaudited      Audited
                                           November 30,   August 31,
                                              2003           2003
                                           -----------   -----------

     Amounts currently due                 $ 5,950,000   $ 4,779,000
     Less allowance for doubtful accounts     (376,000)     (338,000)
     Less allowance for sales returns         (135,000)     (135,000)
                                           -----------   -----------

                                           $ 5,439,000   $ 4,306,000
                                           ===========   ===========

NOTE 4 - INVENTORIES

Inventories reflected on the accompanying consolidated balance sheets are summarized as follows:

     Raw materials                  $   340,000   $   354,000
     Work-in-process                     34,000        22,000
     Finished goods                   1,840,000     1,619,000
     Less inventory reserve             (85,000)     (139,000)
                                    -----------   -----------

                                    $ 2,129,000   $ 1,856,000
                                    ===========   ===========


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, including capital leases, is comprised of the Following:

                                     Unaudited      Audited
                                    November 30,   August 31,
                                       2003           2003
                                    -----------   -----------

     Land and building              $ 1,861,000   $ 1,821,000
     Machinery and equipment          2,133,000     1,620,000
     Research equipment                 338,000       338,000
     Office equipment                 2,568,000     2,734,000
     Vehicles                           522,000       439,000
     Leasehold improvements             257,000       263,000
                                    -----------   -----------
                                      7,679,000     7,215,000

     Less accumulated depreciation   (4,827,000)   (4,512,000)
                                    -----------   -----------

                                    $ 2,852,000   $ 2,703,000
                                    ===========   ===========

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as reclassified for the adoption of SFAS 142, are as follows:

                 PROFESSIONAL      MANUFACTURING AND       WIRELESS        ENTER-      HOLDING      SEGMENT
              BUSINESS SOLUTIONS     DISTRIBUTION       INFRASTRUCTURE     TAINMENT    COMPANY      TOTALS
Goodwill
at August
31, 2003        $       -0-          $ 2,136,000           $ 70,000        $   -0-     $   -0-    $ 2,206,000

Goodwill
acquired
during
quarter           1,618,000                  -0-                -0-            -0-         -0-      1,618,000

Impairment
Losses                  -0-                  -0-                -0-            -0-         -0-            -0-
                -----------          -----------           --------        -------     --------   -----------


Goodwill
at November
30, 2003        $ 1,618,000          $ 2,136,000           $ 70,000        $   -0-     $   -0-    $ 3,824,000
                ===========          ===========           ========        =======     =======    ===========

The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets:

                             AT NOVEMBER 30, 2003                  AT AUGUST 31, 2003
                     ----------------------------------    -----------------------------------
                                               WEIGHTED                               WEIGHTED
                       GROSS                    AVERAGE      GROSS                     AVERAGE
                      CARRYING    ACCUMULATED   AMORT       CARRYING   ACCUMULATED     AMORT
                       AMOUNT    AMORTIZATION   PERIOD       AMOUNT    AMORTIZATION    PERIOD
                       ------    ------------   ------       ------    ------------    ------
Customer Base        $1,774 000    $105,000     10 YRS     $1,075,000     $66,000      10 YRS
Non-compete             633,000      78,000      4 YRS        234,000      63,000       4 YRS
Non-compete             399,000      13,000      5 YRS              -           -           -
                     ----------    --------    -------     ----------    --------     -------

Total                $2,407,000    $196,000      8 YRS     $1,309,000    $129,000       8 YRS
                     ==========    ========    =======     ==========    ========     =======

Amortization expense on intangible assets currently owned by the Company for each of the next five fiscal years are approximately as follows:

     Year Ending August 31,
     ----------------------
              2004                          303,000
              2005                          316,000
              2006                          311,000
              2007                          257,000
              2008                          257,000
          later years                       767,000
                                          ---------
                                          2,211,000
                                          =========


NOTE 7 - LINES OF CREDIT AND DEBT ARRANGEMENTS

    Lines of Credit:

    The Company has a $1,500,000 line of credit available through July 31, 2004. Interest on the line is charged at 2.40% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to $1,396,000 at November 30, 2003 and $953,000 at August 31, 2003.

    The Company also has a $500,000 line of credit available through June 30, 2004. Interest on the line is charged at 2.50% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to $455,000 at November 30, 2003 and $85,000 at August 31, 2003.

    The lines of credit are secured by substantially all assets of the Company and personal guarantees of the Company's majority stockholder.

    The Company also has a $3,000,000 long-term unsecured line of credit with a stockholder available through July 1, 2006. Interest on the line is charged at 3% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to $2,000,000 at November 30, 2003 and August 31, 2003.


Long-term debt arrangements:

    Long-term debt consisted of the following at November 30, 2003 and August 31, 2003:

                                                                        Unaudited           Audited
                                                                       November 30,        August 31,
                                                                           2003               2003
                                                                       ------------        ----------
Notes payable to financial institutions:

     $3,000,000 reducing revolver loan with monthly line
     reductions equal to 1/84th of the loan amount
     per month for the first 59 months, with a balloon
     payment due at maturity July 31, 2007. Interest is
     variable at 2.40% plus one-month LIBOR. The loan
     is secured by the business assets of Kingston Sales
     Corp., with a second lien on assets pledged by a
     stockholder.                                                       $2,500,000        $2,607,000

     $3,600,000 reducing revolver loan with monthly line
     reductions equal to 1/84th of the loan amount per
     month for the first 59 months, with a balloon payment
     due at maturity June 30, 2008. Interest is variable at
     2.50% plus one-month LIBOR. The loan is secured by
     the business assets of Nor-Cote International, Inc., with
     a second lien on assets pledged by a stockholder.                   3,471,000         3,416,000

     Due in monthly installments of $434, including interest
     at 4.9% through January 2005.
     Secured by a vehicle                                                    6,000             7,000

     Due in monthly installments of $418, including interest
     at 9.03% through December 2004.
     Secured by a vehicle                                                    6,000             7,000

     Due in monthly installments of $295, including interest
     at 9.03% through December 2004.
     Secured by a vehicle                                                   12,000            13,000

     Due in monthly installments of $385, including interest
     at 5.55% through August 2006.
     Secured by a vehicle                                                   12,000            13,000

     Due in monthly installments of $652, including interest
     at 7.00% through March 2004.
     Secured by a vehicle                                                    3,000               -0-



Debt with majority stockholder:
-------------------------------

     Due in monthly installments of $2,345, including
     interest at 4.00% through September 2008.
     Secured by 6 vehicles                                                 124,000               -0-
                                                                        ----------        ----------

                                                                         6,134,000         6,063,000
     Less current maturities                                              (985,000)         (861,000)
                                                                        ----------        ----------
                                                                        $5,149,000        $5,202,000
                                                                        ==========        ==========

Principal payments due on long-term debt outstanding at November 30, 2003 are approximately as follows:

        Year Ending August 31,
        ----------------------
                  2004                  $   985,000
                  2005                      978,000
                  2006                      976,000
                  2007                      973,000
                  2008 & after            2,222,000
                                        -----------

                                        $ 6,134,000
                                        ===========


NOTE 9 - CAPITAL LEASES

Long-term leases relating to the financing of fixed assets are accounted for as installment purchases. The following is an analysis of fixed assets and obligations under capital leases:

                                                                        Unaudited          Audited
                                                                       November 30,       August 31,
                                                                           2003              2003
                                                                        ----------        ----------
     Equipment                                                          $   26,000        $   26,000
     Less allowance for depreciation                                        (8,000)           (8,000)
                                                                        ----------        ----------
                                                                        $   18,000        $   18,000
                                                                        ==========        ==========

Following is a schedule of future minimum lease payments due under the capital lease obligations together with the present value of net minimum lease payments as of November 30, 2003:


          2004                                             $10,000
          2005                                               8,000
                                                           -------

     Total minimum lease payments                           18,000
     Less amounts representing interest                      3,000
                                                           -------

     Present value of net minimum lease payments            15,000
     Less current portion                                   (9,000)
                                                           -------

     Long-term portion                                     $ 6,000
                                                           =======

NOTE 10 - STOCKHOLDERS' EQUITY

     The following are the details of the Company's common stock as of November 30, 2003 and August 31, 2003:

                                             Number of Shares
                               -----------------------------------------------
                               Authorized     Issued     Outstanding    Amount
                               ----------     ------     -----------    ------
November 30, 2003 (Unaudited)
Common stock, $0.01 par value  150,000,000  101,316,444  101,316,444  $1,013,000
                                                                      ==========

August 31, 2003 (Audited)
Common stock, $0.01 par value  150,000,000   88,216,444   88,216,444  $  882,000
                                                                      ==========


NOTE 11 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax basis of assets and liabilities. SFAS No. 109 also requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Recognition of a deferred tax asset is dependent on generating sufficient future taxable income in the United States prior to the expiration of the tax operating loss and capital loss carryforwards which expire over various periods ranging from 2007 to 2023. In its evaluation of the adequacy of the valuation allowance, the Company assesses prudent and feasible tax planning strategies. Due to the uncertainties of realizing these tax benefits, the Company has recorded a full valuation allowance against these loss carryforwards.

     Reconciliation of income taxes computed at the statutory rate to the Company's effective rate is as follows:

                                                            Three Months      Year
                                                               Ended          Ended
                                                             November 30,   August 31,
                                                                2003           2003
                                                             -----------   -----------
   Federal and state income tax (benefit) at statutory rate  $    55,000   $   (54,000)
   Other                                                              --            --
   Change in valuation allowance                                 (55,000)       54,000
                                                             -----------   -----------

      Provision for Income Taxes                             $        --   $        --
                                                             ===========   ===========

     The significant components of the Company's deferred tax asset are as follows:

                                                             November 30,   August 31,
                                                                2003          2003
                                                             -----------   -----------
Deferred Tax Assets:
   Net operating loss carryforwards                          $ 2,226,000   $ 2,446,000
   Capital loss carryforwards                                    460,000       460,000
   Reserves                                                    1,880,000       461,000
   Valuation allowance                                        (4,566,000)   (3,367,000)
                                                             -----------   -----------
   Net Deferred Tax Asset                                    $        --   $        --
                                                             ===========   ===========

At November 30, 2003, the Company had federal tax operating loss carryforwards of approximately $5,565,000, which expire during the years of 2020, 2021, 2022 and 2023. At August 31, 2003, the Company had federal tax operating loss carryforwards of approximately $6,116,000, which expire during the years of 2020, 2021, 2022 and 2023. The state tax operating loss carryforwards were approximately $2,157,000 and $2,357,000 at November 30, 2003 and August 31, 2003, respectively. The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period. The Company's capital loss carryforward is $1,151,000 and it expires in the fiscal year ending August 31, 2007. The Company can recognize the full utilization of the losses over a five year period because there is a ceiling on available losses of $1.7 million per year due to an ownership change pursuant to IRC
Section 382.

No provision is made for U.S. federal income taxes on undistributed earnings of the UK subsidiary as management intends to permanently reinvest such earnings in the Company's operations in the UK. The subsidiaries in Singapore and Malaysia are treated as branches for U.S. income tax purposes.

NOTE 12 - PER SHARE DATA

     The following presents the computation of basic income per share and diluted income per share:

                                                      Unaudited    Unaudited
                                                     Three Months Three Months
                                                        Ended        Ended
                                                     November 30, November 30,
                                                         2003         2002
                                                     -----------  -----------

Net Income                                           $   234,000  $   333,000
Dividends                                                     --           --
                                                     -----------  -----------

Net Income Available for Common
     Stockholders                                    $   234,000  $   333,000
                                                     ===========  ===========


Basic Income Per Share:                              $      0.00  $      0.00

Diluted Income Per Share:                            $      0.00  $      0.00


Shares Outstanding:
     Basic weighted average number of common shares
       outstanding                                    89,070,000   73,796,629
     Dilutive effect of conversion of options            400,000           --
                                                     -----------  -----------

         Total Shares Outstanding                     89,470,000   73,796,629
                                                     ===========  ===========


NOTE 13 - ECONOMIC DEPENDENCY ON SUPPLIERS

In the Manufacturing and Distribution segment the Company purchased approximately 40% of its inventories from one vendor for the three months ended November 30, 2003.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

As part of the Stock Purchase Agreement to acquire Kingston, there is a $250,000 contingent payment due on or before December 15, 2004, to Mr. Kingston.

As part of the Stock Purchase Agreement to acquire Kingston, Mr. Kingston shall have the option to put any or all of the Company's stock received by him to the Company.

The Company has entered into an agreement with a related party to purchase property pursuant to an "Agreement for Purchase and Sale of Real Estate" entered into July 3, 2003. The purchase price of the property between the related parties has not been determined at November 30, 2003.

As part of the Stock Exchange Agreement with Nor-Cote, Common Stock Sellers shall each have the option to put any or all of the Company's stock received by them to Mr. Fortune and Mr. Fortune shall have the option to call any or all of the Company's stock from each of the Common Stock Sellers.

As part of the Stock Exchange Agreement with PSM, Harlan M. Schafir shall have the option to put any or all of the Company's stock received by him to Mr. Fortune, Mr. Kingston and the Company.

NOTE 15 - SEGMENT INFORMATION

                                              Professional  Manufacturing
                                                Business         and          Wireless                     Holding       Segment
                                                Solutions    Distribution  Infrastructure  Entertainment   Company       Totals
Three Months Ended November 30, 2003
Revenues                                      $  2,826,000   $  5,518,000   $  1,862,000   $         --  $         --  $ 10,206,000
Cost of revenues                                (2,269,000)    (3,711,000)    (1,471,000)            --            --    (7,451,000)
Selling, general and administrative expenses      (344,000)    (1,450,000)      (423,000)        (2,000)     (198,000)   (2,417,000)
                                              ------------   ------------   ------------   ------------  ------------  ------------

Segment Operating Income (Loss)               $    213,000   $    357,000   $    (32,000)  $     (2,000) $   (198,000) $    338,000
                                              ============   ============   ============   ============  ============  ============

As of November 30, 2003
Cash                                          $  3,663,000   $    765,000   $     30,000   $      1,000  $    359,000  $  4,818,000
Restricted savings account                         246,000             --             --             --            --       246,000
Certificates of deposit                             93,000             --             --             --            --        93,000
Accounts receivable                                638,000      3,167,000      1,629,000             --         5,000     5,439,000
Inventory, net                                      23,000      2,018,000         88,000             --            --     2,129,000
Prepaid expenses                                    64,000        251,000         28,000             --        13,000       356,000
Recoverable income taxes                                --        194,000             --             --            --       194,000
Loan origination fees, net                              --         47,000             --             --            --        47,000
Other current assets                                 1,000         16,000         93,000             --            --       110,000
Notes receivable                                        --             --             --             --            --            --
Property and equipment, net                         14,000      2,324,000        429,000             --        85,000     2,852,000
Goodwill                                         1,618,000      2,136,000         70,000             --            --     3,824,000
Other intangible assets, net                     1,073,000      1,138,000             --             --            --     2,211,000
Other long term assets                              45,000         14,000             --             --            --        59,000
                                              ------------   ------------   ------------   ------------  ------------  ------------

Total Segment Assets                          $  7,478,000   $ 12,070,000   $  2,367,000   $      1,000  $    462,000  $ 22,378,000
                                              ============   ============   ============   ============  ============  ============

Three Months Ended November 30, 2002
Revenues                                      $         --   $  2,558,000   $  1,013,000   $         --  $         --  $  3,571,000
Cost of revenues                                        --     (1,821,000)      (610,000)            --            --    (2,431,000)
Selling, general and administrative expenses            --       (347,000)      (315,000)            --      (132,000)     (794,000)
                                              ------------   ------------   ------------   ------------  ------------  ------------

Segment Operating Income (Loss)               $         --   $    390,000   $     88,000   $         --  $   (132,000) $    346,000
                                              ============   ============   ============   ============  ============  ============

As of August 31, 2003
Cash                                          $         --   $    792,000   $     59,000   $      1,000  $     33,000  $    885,000
Available for sale investments                          --        337,000             --             --            --       337,000
Accounts receivable                                     --      2,836,000      1,463,000             --         7,000     4,306,000
Inventory, net                                          --      1,745,000        111,000             --            --     1,856,000
Other current assets                                    --        543,000         58,000             --        62,000       663,000
Notes receivable                                        --             --             --             --            --            --
Property, plant & equipment, net                        --      2,350,000        326,000             --        27,000     2,703,000
Loan origination fees, net                              --         50,000             --             --            --        50,000
Goodwill                                                --      2,136,000         70,000             --            --     2,206,000
Other intangible assets, net                            --      1,180,000             --             --            --     1,180,000
Other long-term assets                                  --         14,000             --             --            --        14,000
                                              ------------   ------------   ------------   ------------  ------------  ------------

Total Segment Assets                          $         --   $ 11,983,000   $  2,087,000   $      1,000  $    129,000  $ 14,200,000
                                              ============   ============   ============   ============  ============  ============

Item 2. Management's Discussion And Analysis Or Plan Of Operations.

     Fortune Diversified Industries, Inc. (formerly known as WOW Entertainment, Inc. and prior to that American Gaming & Entertainment, Ltd.), is a Delaware corporation incorporated in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and such subsidiaries unless the context otherwise requires. The Company is the parent company of Nor-Cote International, Inc.; Kingston Sales Corporation; PDH, Inc.; Cornerstone Wireless Services, Inc.; Cornerstone Wireless Construction Services, Inc.; Telecom Technology Corp.; StarQuest Wireless Services, Inc.; Women of Wrestling, Inc.; and Murphy Development, Ltd. In addition, on October 1, 2003 the Company acquired Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc.

     The Company's current operating focus is achieved through its Manufacturing and Distribution Segment (Nor-Cote International, Inc. and Kingston Sales Corporation); its Wireless Infrastructure Segment (PDH, Inc., Cornerstone Wireless Services, Inc., Cornerstone Wireless Construction Services, Inc., Telecom Technology Corp, and StarQuest Wireless Services, Inc.) and its Professional Business Solutions Segment (Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc.).

Manufacturing and Distribution Segment
--------------------------------------

     The Company's Manufacturing and Distribution segment is conducted through its Nor-Cote International, Inc. ("Nor-Cote") and Kingston Sales Corporation ("Kingston") subsidiaries. Nor-Cote is a leading technology company which manufactures UV curable screen printing inks. Nor-Cote's inks are used on many types of plastic, metals, and other substrates that are compatible with the UV curing process. Typical applications consist of plastic sheets, cell phones, bottles & containers, CD and DVD disks, rotary-screen printed labels, and membrane switch overlays. Nor-Cote has operating facilities in the United States, United Kingdom, Singapore, and Malaysia, with worldwide distributors located in Canada, China, Australia, Hong Kong, Taiwan, Italy, South Africa, and Thailand. Nor-Cote has the following wholly-owned United Kingdom, Singapore, and Malaysian subsidiaries: U.V. Ink Trading Co. (inactive), Nor-Cote International, Ltd. (formerly Nor-Cote (UK) Ltd.), Nor-Cote International PTE, Ltd., and Nor-Cote (Malaysia) SDN, BHD., respectively. Nor-Cote expects to increase sales in the current fiscal year. Nor-Cote believes that the silver conductive ink market will expand rapidly in the next few years. Nor-Cote has received substantial interest in its products at trade shows and is adding new customers in Europe and the U.K.

     Kingston is a distributor for prominent national companies in the electronic, sound, security, and video markets. Kingston offers the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems. Kingston's role as a distributor is to serve as the mutually beneficial link between the customer and the manufacturer. By working closely with each, Kingston is able to provide strong customer service and develop a solid relationship with vendors.

     Products and manufacturers represented by Kingston include, but are not limited to, Dedicated Micros (Video Multiplexers & Digital Video Recorders); Lowell Manufacturing (Speakers, cabinets, and accessories); Lucasey (Mounts and television accessories); Net TV (Multimedia Digital Displays); Panasonic Presentation (LCD Projectors & Plasma); R.L. Drake (Video distribution products); RCA Commercial Products (Television and Satellite products); Securitron Maganlock Corp.(Electromagnetic door locking systems); TOA Electronics, Inc. (Sound, paging, and background music products); Video Alarm CCT (Housing and mounts); West Penn Wire (Wire, cable, connectors, and fiber optics); Audiovox Specialized Applications (mobile electronics). Sales by Kingston's mobile electronic product division are increasing. Sales to the hotel/motel, hospital and restaurant industries are still somewhat slow due to the weak economy. One of the difficulties encountered by Kingston during the prior year was the lack of product availability. The lack of product availability affected Kingston's sales. In order to help alleviate this difficulty, Kingston anticipates importing more products directly from China and brand-naming such products. Kingston believes the direct imports will give it additional product and a competitive advantage in the market. In addition, Kingston expects significant changes to its current distribution channels. These changes could result in the increased availability of product.

Wireless Infrastructure Segment
-------------------------------

     The Company's Wireless Infrastructure segment is conducted through its PDH, Inc. ("PDH"), Cornerstone Wireless Services, Inc. ("Cornerstone Wireless"), Cornerstone Wireless Construction Services, Inc. ("Cornerstone Construction") Telecom Technology Corp. ("TTC") and StarQuest Wireless Services, Inc. ("StarQuest") subsidiaries. PDH's business strategy is to offer a full range of network infrastructure real estate development services to the telecommunications industry, among other types of real estate network critical industries. PDH intends to provide its clients with the most experienced personnel and deliver the highest level of services, systems and support necessary to achieve its clients' goals and objectives on a local, regional or national basis. PDH's focus is to meet the demanding timelines associated with the development of a network by ensuring that each individual site reaches the construction phase as quickly as possible. This is achieved by avoiding costly delays up-front through effective management of the site acquisition process with its site development real estate professionals. PDH's full service list of network real estate development services includes program management, site acquisition, zoning and permitting, architectural & engineering design, construction management, co-location facilitation, environmental services, lease capitalization, lease renegotiation, site marketing and asset management.

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

Professional Business Solutions Segment
---------------------------------------

     The Company's Professional Business Solutions segment is conducted through Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"). PSM is one of the midwest's largest Professional Employer Organizations (PEO) providing cost-effective employee administrative solutions to companies in more than 25 states nationwide. The three companies are engaged in providing services in employment-related matters, such as payroll and tax processing, worker's compensation and risk management, benefits administration, unemployment administration, legal and regulatory employer compliance, 401k and retirement plan administration and employee assessments. PSM has been recognized as one of the 100 Fastest Growing Companies in Indiana by the Kelly School of Business at Indiana University for 2000, 2001 and 2002. The PEO industry is expanding rapidly. The Company believes there is a rising demand for PEO services and an excellent opportunity for consolidation and expansion. PSM has a great reputation and is a very well-managed company. The Company believes that PSM will continue its rapid expansion.

Other Information
-----------------

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

The completion of any additional acquisitions or other business opportunities, as well as the expected rapid growth of the Company's existing businesses, could result in the need for substantial additional funding. Additional funding could be needed for increased office/warehouse space and increased working capital requirements.

The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facilities and possible new debt or equity sources. The Company believes that there will be sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future.

Over the next quarter, the Company plans to hire additional employees in all of its segments especially in the Wireless Infrastructure Segment; however, the hiring of these employees will be approximately correlated with an increase in operating revenue.


RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2003 AND NOVEMBER 30, 2002
---------------------------------------

Revenues and Earnings
---------------------

Net revenues for the three months ended November 30, 2003 were $10,206,000, compared to $3,571,000 for the three months ended November 30, 2002. This increase was primarily due to the acquisitions of PSM, on October 1, 2003, and Nor-Cote and Cornerstone Construction in fiscal year 2003. PSM, which represents all of the Company's Professional Business Solutions Segment reported revenues of $2,826,000 for two months ended November 30, 2003. Nor-Cote, which was added to the Company's Manufacturing and Distribution Segment on July 1, 2003, reported revenues of $2,768,000. Cornerstone Construction, which was added to the Company's Wireless Infrastructure Segment on August 15, 2003, reported revenues of $1,065,000. During the quarter ended November 30, 2003 the Company recorded net earnings in the amount of $234,000.

Costs and Expenses
------------------

Cost of revenues were $7,451,000 for the three months ended November 30, 2003 compared to $2,431,000 for the three months ended November 30, 2002. This increase was primarily due to the acquisitions of PSM, on October 1, 2003, and Nor-Cote and Cornerstone Construction in fiscal year 2003. PSM, which represents all of the Company's Professional Business Solutions Segment reported cost of revenues for the two months ended November 30, 2003 of $2,269,000. Nor-Cote, which was added to the Company's Manufacturing and Distribution Segment on July 1, 2003, reported cost of revenues of $1,473,000. Cornerstone Construction, which was added to the Company's Wireless Infrastructure Segment on August 15, 2003, reported cost of revenues of $917,000.

Selling, general and administrative expenses were $2,417,000 for the three months ended November 30, 2003, compared to $794,000 for the three months ended November 30, 2002. The increase in expenses was primarily due to the acquisitions of PSM, on October 1, 2003, and Nor-Cote and Cornerstone Construction in fiscal year 2003. PSM, which represents all of the Company's Professional Business Solutions Segment on reported expenses for two months ended November 30, 2003 of $344,000. Nor-Cote, which was added to the Company's Manufacturing and Distribution Segment on July 1, 2003, reported expenses of $1,035,000. Cornerstone Construction, which was added to the Company's Wireless Infrastructure Segment on August 15, 2003, reported expenses of $170,000.

In the Holding Company, there was an increase of $66,000 in selling, general and administrative expenses for the three months ended November 30, 2003 compared to the same period in the previous fiscal year. This increase was primarily related to the Holding Company's hiring of additional employees and an increase in professional fees due to Company growth.

Interest expense for the three months ended November 30, 2003 was approximately $95,000, compared to $38,000 for the three months ended November 30, 2002. The increase was due to the financing of the Nor-Cote acquisition along with acquired debt from the Nor-Cote acquisition in July 2003. The Company obtained a $3,600,000 reducing revolving loan which is amortized over 7 years, with a loan balloon payment due at end of a 5 year term. In addition the Company obtained a $3,000,000 long-term line of credit facility with a related party and a $150,000 line of credit facility with a bank.

Gains on investments in marketable securities, net for the three months ended November 30, 2003 was $29,000 as compared to $0 for the three months ended November 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2003 the Company had working capital of approximately $2,720,000 composed primarily of cash and equivalents, net accounts receivable and net inventory. The Company's principal sources of liquidity include $4,818,000 in cash and cash equivalents, a $1,500,000 line of credit available through July 31, 2004 of which $104,000 was available as of November 30, 2003, a $500,000 line of credit available through June 30, 2004 of which $45,000 was available as of November 30, 2003, and a $3,000,000, unsecured line of credit with a stockholder of which $1,000,000 was available as of November 30, 2003.

For the three months ended November 30, 2003, cash flows used by operating activities were $233,000, as compared to cash flows provided by operating activities of $488,000 for the three months ended November 30, 2002. The change is primarily related to the Company's increase in accounts receivable of $258,000 due to increased sales, increase in inventory of $222,000 due to stock replenishment, and a decrease in accrued expenses of $261,000.

For the three months ended November 30, 2003, cash flows provided by investing activities were $3,382,000, as compared to cash flows used by investing activities of $112,000 for the three months ended November 30, 2002. The increase in cash flows used for investing activities for the three months ended November 30, 2003 is primarily due to net cash received as part of the PSM acquisition of $3,302,000. Capital expenditures increased from $42,000 for the three months ended November 30, 2002 to $264,000 for the three months ended November 30, 2003. Proceeds from the sale of available securities were $344,000 for the three months ended November 30, 2003 compared to $0 for the three months ended November 30, 2002.

For the three months ended November 30, 2003, cash flows provided by financing activities were $648,000 as compared to cash flows used by financing activities of $49,000 for the three months ended November 30, 2002. The increase was primarily related to increased borrowings on existing debt in order to finance the acquisition on PSM on October 1, 2003.

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

FORWARD-LOOKING STATEMENTS

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this report are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences, include, but are not limited to, the risks and uncertainties that are discussed under the heading "Management's Discussion and Analysis or Plan of Operations". The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission.

Item 3.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the SEC's rules and forms. Such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management recognizes that, because the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and also is subject to other inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. The Company's management believes, however, that the Company's disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective.

The Company has carried out as of November 30, 2003, an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the November 30, 2003 evaluation.

PART II--OTHER INFORMATION.

Item 1. Legal Proceedings.
------  -----------------

        The Company is not involved in any legal proceedings or claims that management believes will have a material adverse effect on the Company's business or financial condition.

Item 2. Changes in Securities.
------  ---------------------

         None

Item 3. Defaults Upon Senior Securities.
------  -------------------------------

         None

Item 4. Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

         None

Item 5. Other Information.
------  -----------------

         None

Item 6. Exhibits and Reports on Form 8-K.
------  --------------------------------

(a) Exhibits

        31.1          Rule 15d-14(a) Certification of CEO
        31.2          Rule 15d-14(a) Certification of CFO
        32.1          Section 1350 Certification of CEO
        32.2          Section 1350 Certification of CFO


(b) Reports on Form 8-K.

         The following reports were filed by the Company during the first quarter of fiscal year 2003-2004:

         Current report on Form 8-K dated October 10, 2003 furnishing items 1 and 2 for announcing the acquisition of PSM by the Company.

         Current report 8-K/A dated December 15, 2003 furnishing item 7, financial information related to the acquisition of PSM by the Company.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Fortune Diversified Industries, Inc.
                                             (Registrant)

Date:  January 14, 2004             By: /s/ Carter M. Fortune
                                        ---------------------------------
                                        Carter M. Fortune,
                                        Chief Executive Officer



Date:  January 14, 2004             By: /s/Amy Gallo
                                        ---------------------------------
                                        Amy Gallo,
                                        Chief Financial Officer