Form 10QSB
period 2004-02-29
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2004-04-13
CIK 851249

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

Commission file number              0-19049

                      Fortune Diversified Industries, Inc.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                         74-2504501
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                6402 Corporate Drive, Indianapolis, Indiana 46278
                -------------------------------------------------
                    (Address of principal executive offices)

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On April 13, 2004, there were 101,666,444 shares of the Company's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                                ---    ---

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

           FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)
                                (UNAUDITED)

                                         ASSETS

                                                              Unaudited     Audited
                                                             February 29,  August 31,
                                                                 2004        2003
CURRENT ASSETS
     Cash and equivalents                                      $  3,281    $    885
     Restricted savings account                                     246          --
     Certificates of deposit                                         93          --
     Available for sale investments                               1,975         337
     Accounts receivable, net                                     6,525       4,306
     Notes receivable - short term                                   23          --
     Inventory, net                                               3,395       1,856
     Prepaid expenses                                               298         385
     Recoverable income taxes                                       221         220
     Other current assets                                           258          58
                                                               --------    --------
        Total Current Assets                                     16,315       8,047
                                                               --------    --------

PROPERTY, PLANT & EQUIPMENT, NET                                  2,807       2,703

OTHER ASSETS
     Notes receivable -long term                                     48          --
     Loan origination fees, net                                      45          50
     Goodwill                                                     3,824       2,206
     Other intangible assets, net                                 2,133       1,180
     Other long term assets                                          59          14
                                                               --------    --------
        Total Other Assets                                        6,109       3,450
                                                               --------    --------

        TOTAL ASSETS                                           $ 25,231    $ 14,200
                                                               ========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Lines of credit                                           $  1,993    $  1,038
     Current maturities of long-term debt                           957         861
     Current maturities of long-term debt - related party            24          --
     Current maturities of capital lease obligations                 10           9
     Accounts payable                                             3,061       1,062
     Payroll taxes and withholdings                                 865          --
     Health and workers' compensation reserves                    3,788          --
     Accrued worksite employee payroll cost                         216          --
     Due to related party                                             7         230
     Customer deposits                                              106          --
     Accrued expenses                                             1,810       1,589
                                                               --------    --------
        Total Current Liabilities                                12,837       4,789
                                                               --------    --------

LONG-TERM LIABILITIES
     Line of credit - related party                            $  2,452    $  2,000
     Long-term debt - related party, less current maturities         95          --
     Long-term debt, less current maturities                      4,811       5,202
     Capital lease obligations, less current maturities               2           8
                                                               --------    --------
        Total Long-term Liabilities                               7,360       7,210
                                                               --------    --------

STOCKHOLDERS' EQUITY
     Common stock                                                 1,013         882
     Additional paid-in capital and warrants outstanding          9,742       7,873
     Accumulated deficit                                         (5,848)     (6,491)
     Accumulated other comprehensive income (loss)                  127         (63)
                                                               --------    --------
        Total Stockholders' Equity                                5,034       2,201
                                                               --------    --------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 25,231    $ 14,200
                                                               ========    ========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                           Six Months Ended
                                                       February 29, February 28,
                                                          2004         2003


NET REVENUES BUSINESS SOLUTIONS SEGMENT (gross           $  8,120   $     --
        billings of $56,548,000 less worksite
        employee payroll cost of $48,428,000)
NET REVENUES WIRELESS INFRASTRUCTURE SERVICES               4,497      2,097
NET REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT        10,399      4,836
                                                         --------   --------
TOTAL NET REVENUES                                         23,016      6,933

COST OF REVENUES BUSINESS SOLUTIONS SEGMENT                 6,537         --
COST OF REVENUES WIRELESS INFRASTRUCTURE SERVICES           3,606      1,269
COST OF REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT     6,966      3,568
                                                         --------   --------
TOTAL COST OF REVENUES                                     17,109      4,837
                                                         --------   --------

GROSS PROFIT                                                5,907      2,096

OPERATING EXPENSES
    Selling, general and administrative expenses            4,659      1,495
    Depreciation and amortization                             446        117
                                                         --------   --------
        Total Operating Expenses                            5,105      1,612
                                                         --------   --------

OPERATING INCOME                                              802        484
                                                         --------   --------

OTHER INCOME (EXPENSE)
    Interest income                                            30         --
    Interest expense                                         (189)       (73)
    Gain on investments in marketable securities, net          29         --
    Other income (expense)                                    (29)        24
                                                         --------   --------
        Total Other Income (Expense)                         (159)       (49)
                                                         --------   --------

Net Income before Provision for Income Taxes                  643        435

PROVISION FOR INCOME TAXES                                     --         --
                                                         --------   --------

NET INCOME                                               $    643   $    435
                                                         ========   ========


BASIC INCOME PER SHARE                                   $   0.01   $   0.01
                                                         ========   ========


DILUTED INCOME PER SHARE                                 $   0.01   $   0.01
                                                         ========   ========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                          Three Months Ended
                                                      February 29, February 28,
                                                          2004        2003


NET REVENUES BUSINESS SOLUTIONS SEGMENT (gross          $  5,294    $     --
        billings of $35,097,000 less worksite
        employee payroll cost of $29,803,000)
NET REVENUES WIRELESS INFRASTRUCTURE SERVICES              2,635       1,084
NET REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT        4,881       2,278
                                                        --------    --------
TOTAL NET REVENUES                                        12,810       3,362

COST OF REVENUES BUSINESS SOLUTIONS SEGMENT                4,268          --
COST OF REVENUES WIRELESS INFRASTRUCTURE SERVICES          2,135         659
COST OF REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT    3,255       1,747
                                                        --------    --------
TOTAL COST OF REVENUES                                     9,658       2,406
                                                        --------    --------

GROSS PROFIT                                               3,152         956

OPERATING EXPENSES
    Selling, general and administrative expenses           2,457         757
    Depreciation and amortization                            231          61
                                                        --------    --------
        Total Operating Expenses                           2,688         818
                                                        --------    --------

OPERATING INCOME                                             464         138
                                                        --------    --------

OTHER INCOME (EXPENSE)
    Interest income                                           27          (1)
    Interest expense                                         (94)        (35)
    Other income (expense)                                    12          --
                                                        --------    --------
        Total Other Income (Expense)                         (55)        (36)
                                                        --------    --------

Net Income before Provision for Income Taxes                 409         102

PROVISION FOR INCOME TAXES                                    --          --
                                                        --------    --------

NET INCOME                                              $    409    $    102
                                                        ========    ========


BASIC INCOME PER SHARE                                  $   0.00    $   0.00
                                                        ========    ========


DILUTED INCOME PER SHARE                                $   0.00    $   0.00
                                                        ========    ========


See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                   Additional
                                                 Paid-in Capital Cost of  Accumulated  Accumulated Other    Total     Comprehensive
                                         Common   and Warrants   Treasury  Earnings      Comprehensive   Stockholders     Income
                                         Stock    Outstanding     Stock    (Deficit)        Income          Equity        (Loss)

BALANCE AT AUGUST 31, 2003               $   882    $ 7,873      $    --    $(6,491)        $   (63)        $ 2,201      $    52
                                         -------    -------      -------    -------         -------         -------      -------

Issuance of 13,100,000 shares of common
  stock for acquisitions                     131      1,869           --         --              --           2,000           --
Net income                                    --         --           --        643              --             643          643
Translation adjustments, net of tax           --         --           --         --             238             238          238
Net unrealized investments gains,
  net of tax                                  --         --           --         --             (48)            (48)         (48)
                                         -------    -------      -------    -------         -------         -------      =======

BALANCE AT FEBRUARY 29, 2004             $ 1,013    $ 9,742      $    --    $(5,848)        $   127         $ 5,034      $   885
                                         =======    =======      =======    =======         =======         =======      =======




See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

               FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)

                                                                               Six Months Ended
                                                                           February 29, February 28,
                                                                               2004        2003

OPERATING ACTIVITIES
    Net Income                                                               $   643     $   435
    Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
      Depreciation and amortization                                              446         117
      Gain on sale of investments                                                (29)         --
      (Increase) decrease in certain operating assets:
         Accounts receivable                                                  (1,563)         87
         Allowance for doubtful accounts and sales returns                        --          --
         Inventory                                                            (1,539)       (321)
         Prepaid expenses                                                        208          --
         Other current assets                                                   (269)         (1)
         Other long term assets                                                   (2)         --
      Increase (decrease) in certain operating liabilities:
         Accounts payable                                                      1,880         (54)
         Accrued expenses and other current liabilities                         (709)         --
         Payroll taxes and withholdings                                          341          --
         Health and workers' compensation reserves                               517          --
         Accrued worksite employee payroll cost                                  (24)         --
         Deferred revenue                                                         --        (105)
                                                                             -------     -------
           Net Cash Provided (Used) by Operating Activities                     (100)        158
                                                                             -------     -------

INVESTING ACTIVITIES
    Purchases of vehicles, equipment and leasehold
     improvements, net                                                          (370)       (210)
    Purchases of available for sale securities                                (2,010)         --
    Proceeds from sale of available for sale securities                          344          --
    Acquisition of productive assets and businesses, net of cash received      3,302         (70)
                                                                             -------     -------
           Net Cash Provided (Used) by Investing Activities                    1,266        (280)
                                                                             -------     -------

FINANCING ACTIVITIES
    Collection of purchase adjustment receivables                                 --         600
    Payments to related party                                                   (230)         --
    Net borrowings (repayments) under line of credit                             955        (481)
    Borrowings on long-term debt                                                 265          23
    Payments on long-term debt                                                  (440)       (155)
    Borrowings on long-term debt - related party                                 452          --
    Payments on long-term debt - related party                                    (5)         --
    Payments on capital lease obligations                                         (5)         (4)
    Issuance of common stock                                                      --           3
                                                                             -------     -------
           Net Cash Provided (Used) by Financing Activities                      992         (14)
                                                                             -------     -------

           Effect of exchange rate changes on cash                               238          --


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                2,396        (136)

CASH AND EQUIVALENTS
    Beginning of Period                                                          885         291
                                                                             -------     -------

    End of Period                                                            $ 3,281     $   155
                                                                             =======     =======

SUPPLEMENTAL DISCLOSURES
    Noncash investing and financing activities:
      Unrealized net loss on marketable securities                               (35)         --

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The operating results for the six-month period ended February 29, 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Nature of Business: The Company is the parent company of Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"); Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); PDH, Inc. (PDH); Cornerstone Wireless Services, Inc. (Cornerstone Wireless); Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Telecom Technology Corp. (TTC); StarQuest Wireless Services, Inc. (StarQuest); Women of Wrestling, Inc. (WOW); and Murphy Development, Ltd (Murphy). In addition, on January 15, 2004 the Company formed a new entity, Commercial Solutions, Inc. The financial statements included in this reports contain 1.5 months of activity for Commercial Solutions, Inc.

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

In its Business Solutions Segment, PSM, a licensed Professional Employer Organization (PEO), bills clients under its Professional Services Agreement, which includes each worksite employee's gross wages, a service fee and to the extent elected by the clients, health and welfare benefit plan costs. The Companies' service fee, which is computed as a percentage of gross wages, is intended to yield a profit to PSM and cover the cost of employment-related taxes, workers' compensation insurance coverage, and administrative and field services provided by PSM to the client, including payroll administration and record keeping, as well as safety, human resources, and regulatory compliance consultation. The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience. All charges by PSM are invoiced along with each periodic payroll delivered to the client.

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

This accounting policy of reporting revenues net as an agent was adopted by the Company as a result of recommendations by the Securities and Exchange Commission staff to public companies in the PEO industry subject to reporting requirements under section 13 or 15(d) of the Securities Exchange Act of 1934. This accounting policy of reporting revenue net as an agent versus gross as a principal has no effect on gross profit, operating income, or net income.

Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

Property, Equipment, and Depreciation: The provision for depreciation amounted to $295,000 for the six month period ended February 29, 2004.

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

The Company's PSM subsidiary has elected to enter into a partially self-funded arrangement related to worksite employees health and accident benefit programs. Under the insurance policy with the Plan's underwriter, PSM's self-funded liability is limited to $150,000 per employee, with an aggregate liability limit of $10,578,000. The liability limits are adjusted monthly, based on the number of participants.

NOTE 2 - ACQUISITIONS

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of PSM at the October 1, 2003 acquisition date:

     Cash and cash equivalents                    $4,403
     Restricted savings account                      246
     Certificates of deposit                          93
     Accounts receivable, net                        656
     Interest receivable                               3
     Prepaid expense                                 121
     Property and equipment, net                      20
     Other assets                                     42
     Goodwill                                      1,618
     Customer base                                   700
     Non-Compete agreement                           399
                                                  ------
                                                   8,301
                                                  ------

     Current maturities of notes payable               4
     Accounts payable                                119
     Payroll taxes and withholdings                  525
     Accrued worksite employee payroll cost          240
     Health and workers' compensation reserves     3,271
     Other accrued compensation                      545
     Due to shareholder                                7
     Customer deposits                               106
     Other accrued liabilities                       484
                                                  ------
                                                   5,301
                                                  ------

                                                  $3,000
                                                  ======


Cash consideration                                $1,000

Fair value of common stock consideration           2,000
                                                  ------

                                                  $3,000
                                                  ======

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the PSM, Nor-Cote, Kingston, TTC, and StarQuest acquisitions had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts (dollars in thousands) do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future.

                                              Six Months        Six Months
                                                Ended             Ended
                                             February 29,      February 28,
                                                2004              2003
                                            -------------     -------------

Net revenue                                 $      24,601     $      20,102
Cost of revenues                                   18,448            14,027
                                            -------------     -------------

Gross profit                                        6,153             6,075
Operating expenses                                  5,190             5,081
                                            -------------     -------------

Operating income                                      963               994
Other income (expenses)                              (195)              136
                                            -------------     -------------

Net Income                                            768             1,130
Dividends                                              --                --
                                            -------------     -------------

Net Income Available for Common
 Stockholders                               $         768     $       1,130
                                            =============     =============

Basic Income Per Share:                     $         .01     $         .01
                                            =============     =============

Diluted Income Per Share:                   $         .01     $         .01
                                            =============     =============

Shares Outstanding:

Basic weighted average number of common
shares outstanding                            101,416,444       101,416,444
Dilutive effect of conversion of options               --                --
                                            -------------     -------------


         Total Shares Outstanding             101,416,444       101,416,444
                                            =============     =============

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable include the following:


                                              Unaudited          Audited
                                             February 29,       August 31,
                                                2004               2003
                                            -------------     -------------

     Amounts currently due                  $       7,064     $       4,779
     Less allowance for doubtful accounts            (404)             (338)
     Less allowance for sales returns                (135)             (135)
                                            -------------     -------------

                                            $       6,525     $       4,306
                                            =============     =============

NOTE 4 - INVENTORIES

Inventories reflected on the accompanying consolidated balance sheets are summarized as follows:

     Raw materials                          $         405     $         354
     Work-in-process                                   16                22
     Finished goods                                 3,052             1,619
     Less inventory reserve                           (78)             (139)
                                            -------------     -------------

                                            $       3,395     $       1,856
                                            =============     =============


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, including capital leases, is comprised of the Following:

                                              Unaudited          Audited
                                             February 29,       August 31,
                                                2004              2003
                                            -------------     -------------

     Land and building                      $       1,874     $       1,821
     Machinery and equipment                        2,140             1,620
     Research equipment                               376               338
     Office equipment                               2,579             2,734
     Vehicles                                         564               439
     Leasehold improvements                           264               263
                                            -------------     -------------
                                                    7,797             7,215

     Less accumulated depreciation                 (4,990)           (4,512)
                                            -------------     -------------

                                            $       2,807     $       2,703
                                            =============     =============

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as reclassified for the adoption of SFAS 142, are as follows:

                 PROFESSIONAL     MANUFACTURING AND    WIRELESS         ENTER-      HOLDING    SEGMENT
              BUSINESS SOLUTIONS    DISTRIBUTION     INFRASTRUCTURE    TAINMENT     COMPANY    TOTALS
Goodwill
at August
31, 2003          $    -0-              $2,136          $   70         $   -0-     $   -0-     $2,206

Goodwill
Acquired
During
Quarter end
November
30, 2003             1,618                 -0-             -0-             -0-         -0-      1,618

Impairment
Losses
                  --------              ------         -------         -------     -------     ------

Goodwill
at February
29, 2004          $  1,618              $2,136         $    70         $   -0-     $   -0-     $3,824
                  ========              ======         =======         =======     =======     ======

The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets:

                      AT FEBRUARY 29, 2004              AT AUGUST 31, 2003
               -------------------------------- --------------------------------
                                       WEIGHTED                         WEIGHTED
                GROSS                  AVERAGE   GROSS                  AVERAGE
               CARRYING  ACCUMULATED    AMORT   CARRYING  ACCUMULATED    AMORT
                AMOUNT   AMORTIZATION  PERIOD    AMOUNT   AMORTIZATION   PERIOD
               --------  ------------  -------  --------  ------------  --------

Customer Base   $1,774       $149       10 YRS   $1,075       $ 66       10 YRS
Non-compete        234         92        4 YRS      234         63        4 YRS
Non-compete        399         33        5 YRS       --         --           --
                ------       ----       ------   ------       ----       ------

Total           $2,407       $274        8 YRS   $1,309       $129        8 YRS
                ======       =====      ======   ======       ====       ======

Amortization expense on intangible assets currently owned by the Company for each of the next five fiscal years are approximately as follows:

     Year Ending August 31,
     ----------------------
              2004                          303
              2005                          316
              2006                          311
              2007                          257
              2008                          257
          Later years                       689
                                          -----

                                          2,133
                                          =====

NOTE 7 - LINES OF CREDIT AND DEBT ARRANGEMENTS

    Lines of Credit:
    The Company has a $1,500 line of credit available through July 31, 2004. Interest on the line is charged at 2.40% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to $1,493 at February 29, 2004 and $953 at August 31, 2003.

    The Company also has a $500 line of credit available through June 30, 2004. Interest on the line is charged at 2.50% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to $500 at February 29, 2004 and $85 at August 31, 2003.

    The Company obtained a $3,000 line of credit facility on February 12, 2004 in order to finance inventory and operations of Commercial Solutions, Inc. The line of credit is available through February 12, 2005. Interest on the line is charged, as elected by borrower, at 2.25% plus the one-month London Interbank Offered Rate (one-month LIBOR) or .5% less than Prime Rate. Outstanding borrowings amounted to $0 at February 29, 2004.

    The lines of credit are secured by substantially all assets of the Company and personal guarantees of the Company's majority stockholder and a different stockholder.

    The Company also has a $3,000 long-term unsecured line of credit with a stockholder available through July 1, 2006. Interest on the line is charged at 3% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to $2,452 at February 29, 2004 and $2,000,000 at August 31, 2003.



Long-term debt arrangements:

    Long-term debt consisted of the following at February 29, 2004 and August 31, 2003:

                                                                                        Unaudited         Audited
                                                                                       February 29,      August 31,
                                                                                           2004             2003
                                                                                       ------------      ----------
Notes payable to financial institutions:
----------------------------------------

     $3,000 reducing revolver loan with monthly line reductions equal to 1/84th of the loan amount per month for the first 59 months, with a balloon payment due at maturity July 31, 2007. Interest is variable at 2.40% plus one-month LIBOR. The loan is secured by the business assets of Kingston
     Sales Corp., with a second lien on assets pledged by a
     stockholder.                                                                         $ 2,393         $ 2,607

      $3,600 reducing revolver loan with monthly line reductions equal to 1/84th of the loan amount per month for the first 59 months, with a balloon payment due at maturity June 30, 2008. Interest is variable at 2.50% plus one-month LIBOR. The loan is secured by the business assets of Nor-Cote
     International, Inc., with
     a second lien on assets pledged by a stockholder.                                      3,343           3,416


     Due in monthly installments of $.434, including interest at 4.9% through
     January 2005.
     Secured by a vehicle                                                                       5               7

     Due in monthly installments of $.418, including interest at 9.03% through
     December 2004.
     Secured by a vehicle                                                                       5               7

     Due in monthly installments of $.295, including interest at 9.03% through
     December 2004.
     Secured by a vehicle                                                                      11              13

     Due in monthly installments of $.385, including interest at 5.55% through
     August 2006.
     Secured by a vehicle                                                                      11              13


Debt with majority stockholder:
-------------------------------

     Due in monthly installments of $2.345, including interest at 4.00% through
     September 2008.
     Secured by 6 vehicles                                                                    119             -0-
                                                                                       ----------        --------

                                                                                            5,887           6,063
     Less current maturities                                                                 (981)           (861)
                                                                                       ----------        --------
                                                                                       $    4,906        $  5,202
                                                                                       ==========        ========

Principal payments due on long-term debt outstanding at February 29, 2004 are approximately as follows:

                  2004                          $ 981
                  2005                            978
                  2006                            976
                  2007                            973
                  2008 & after                  1,979
                                              -------

                                               $5,887
                                               ======

NOTE 8 - STOCKHOLDERS' EQUITY

The following are the details of the Company's common stock as of February 29, 2004 and August 31, 2003:

                                                        Number of Shares
                                   -------------------------------------------------------
                                   Authorized       Issued       Outstanding      Amount
                                   ----------     -----------    -----------    ----------
February 29, 2004 (Unaudited)
Common stock, $0.01 par value      150,000,000    101,416,444    101,416,444     $ 1,013
                                                                                 =======


August 31, 2003 (Audited)
Common stock, $0.01 par value      150,000,000     88,216,444     88,216,444     $   882
                                                                                 =======

NOTE 9 - INCOME TAXES

Reconciliation of income taxes computed at the statutory rate to the Company's effective rate is as follows:

                                                              Six Months      Year
                                                                Ended         Ended
                                                              February 29,  August 31,
                                                                 2004         2003
                                                              ------------  ----------
     Federal and state income tax (benefit) at statutory rate    $ 250        $ (54)
     Other                                                          --           --
     Change in valuation allowance                                (250)          54
                                                                 -----        -----

        Provision for Income Taxes                               $  --        $  --
                                                                 =====        =====

The significant components of the Company's deferred tax asset are as follows:

                                                              February 29,  August 31,
                                                                 2004         2003
                                                              ------------  ----------
     Deferred Tax Assets:
        Net operating loss carryforwards                         $ 2,200      $ 2,446
        Capital loss carryforwards                                   460          460
        Reserves                                                   1,950          461
        Valuation allowance                                       (4,610)      (3,367)
                                                                 -------      -------
        Net Deferred Tax Asset                                   $    --      $    --
                                                                 =======      =======

At February 29, 2004, the Company had federal tax operating loss carryforwards of approximately $5,500, which expire during the years of 2020, 2021, 2022 and 2023. At August 31, 2003, the Company had federal tax operating loss carryforwards of approximately $6,116, which expire during the years of 2020, 2021, 2022 and 2023. The state tax operating loss carryforwards were approximately $2,150 and $2,357 at February 29, 2004 and August 31, 2003, respectively. The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period.

NOTE 10 - PER SHARE DATA

The following presents the computation of basic income per share and diluted income per share:

                                                       Unaudited      Unaudited
                                                       Three Months   Three Months
                                                       Ended          Ended
                                                       February 29,   February 28,
                                                           2004           2003
                                                       ------------   ------------
Net Income                                             $       409    $       102
Dividends                                                       --             --
                                                       -----------    -----------

Net Income Available for Common
     Stockholders                                      $       409    $       102
                                                       ===========    ===========


Basic Income Per Share:                                $      0.00    $      0.00

Diluted Income Per Share:                              $      0.00    $      0.00


Shares Outstanding:
     Basic weighted average number of common shares
       outstanding                                      95,964,463     73,796,629
     Dilutive effect of conversion of options                   --             --
                                                       -----------    -----------

         Total Shares Outstanding                       95,964,463     73,796,629
                                                       ===========    ===========

                                                       Unaudited      Unaudited
                                                       Six Months     Six Months
                                                       Ended          Ended
                                                       February 29,   February 28,
                                                           2004           2003
                                                       ------------   ------------
Net Income                                             $       643    $       435
Dividends                                                       --             --
                                                       -----------    -----------

Net Income Available for Common
     Stockholders                                      $       643    $       435
                                                       ===========    ===========


Basic Income Per Share:                                $       .01    $      0.01

Diluted Income Per Share:                              $       .01    $      0.01



Shares Outstanding:
     Basic weighted average number of common shares
       outstanding                                      95,964,463     73,796,629
     Dilutive effect of conversion of options                   --             --
                                                       -----------    -----------

         Total Shares Outstanding                       95,964,463     73,796,629
                                                       ===========    ===========

NOTE 11 - COMMITMENTS AND CONTINGENCIES

As part of the Stock Purchase Agreement to acquire Kingston, there is a $250 contingent payment due on or before December 15, 2004, to Mr. Kingston.

As part of the Stock Purchase Agreement to acquire Kingston, Mr. Kingston shall have the option to put any or all of the Company's stock received by him to the Company.

The Company has entered into an agreement with a related party to purchase property pursuant to an "Agreement for Purchase and Sale of Real Estate" entered into July 3, 2003. The purchase price of the property between the related parties has not been determined at February 29, 2004.

As part of the Stock Exchange Agreement with PSM, Harlan M. Schafir shall have the option to put any or all of the Company's stock received by him to Mr. Fortune, Mr. Kingston and the Company.


NOTE 12 - RELATED PARTY TRANSACTIONS

During March 2004, the Company entered into an operating lease agreement to rent a building with a related party. All of the Company's subsidiaries, excluding Nor-Cote and PSM will be moved into the new facility between the months of March 2004 through May 2004. The lease agreement includes a five- year term with one option to extend the lease term for a one-year period. The agreement provides for base rent of $20,000 plus 1% of the Company's Commercial Solution's subsidiary gross revenues. Following the first twelve-month period, the base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs. The related party is considered a variable interest entity by the Company. FIN 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For variable interest entities other than special-purpose entities, the provisions of FIN 46, as amended, are applicable no later than March 31, 2004. The Company does not expect this Interpretation to have an effect on this arrangement and the Company's consolidated financial statements.

Future minimum commitments under this operating lease agreement are as follows:


                2004                $240,000
                2005                 240,000
                2006                 240,000
                2007                 240,000
                2008 & after         240,000
                                   ---------
                                   1,200,000
                                   =========

NOTE 13 - SEGMENT INFORMATION

                                                Professional     Manufacturing and    Wireless                   Holding    Segment
                                             Business Solutions    Distribution    Infrastructure Entertainment  Company    Totals
Three Months Ended February 29, 2004
Revenues                                        $  5,294            $  4,881         $  2,635       $     --    $     --   $ 12,810
Cost of revenues                                  (4,268)             (3,255)          (2,135)            --          --     (9,658)
Selling, general and administrative expenses        (582)             (1,468)            (423)            --        (215)    (2,688)
                                                --------            --------         --------       --------    --------   --------

Segment Operating Income (Loss)                 $    444            $    158         $     77       $     --    $   (215)  $    464
                                                ========            ========         ========       ========    ========   ========

Six Months Ended February 29, 2004
Revenues                                        $  8,120            $ 10,399         $  4,497       $     --    $     --   $ 23,016
Cost of revenues                                  (6,537)             (6,966)          (3,606)            --          --    (17,109)
Selling, general and administrative expenses        (926)             (2,918)            (846)            (2)       (413)    (5,105)
                                                --------            --------         --------       --------    --------   --------

Segment Operating Income (Loss)                 $    657            $    515         $     45       $     (2)   $   (413)  $    802
                                                ========            ========         ========       ========    ========   ========

As of February 29, 2004
Cash                                            $  2,454            $    770         $     38       $      1    $     18   $  3,281
Restricted savings account                           246                  --               --             --          --        246
Certificates of deposit                               93                  --               --             --          --         93
Available for sale investments                     1,975                  --               --             --          --      1,975
Notes receivable - short term                         --                  23               --             --          --         23
Accounts receivable                                  840               3,305            2,375             --           5      6,525
Inventory, net                                        17               3,272              106             --          --      3,395
Prepaid expenses                                      76                 174               29             --          19        298
Recoverable income taxes                              --                 221               --             --          --        221
Loan origination fees, net                            --                  45               --             --          --         45
Other current assets                                  --                  64              186             --           8        258
Notes receivable - long term                          --                  48               --             --          --         48
Property and equipment, net                           11               2,301              402             --          93      2,807
Goodwill                                           1,618               2,136               70             --          --      3,824
Other intangible assets, net                       1,037               1,096               --             --          --      2,133
Other long term assets                                45                  14               --             --          --         59
                                                --------            --------         --------       --------    --------   --------

Total Segment Assets                            $  8,412            $ 13,469         $  3,206       $      1    $    143   $ 25,231
                                                ========            ========         ========       ========    ========   ========

Three Months Ended February 28, 2003
Revenues                                        $     --            $  2,278         $  1,084       $     --    $     --   $  3,362
Cost of revenues                                      --              (1,747)            (659)            --          --     (2,406)
Selling, general and administrative expenses          --                (284)            (399)            (2)       (133)      (818)
                                                --------            --------         --------       --------    --------   --------

Segment Operating Income (Loss)                 $     --            $    247         $     26       $     (2)   $   (133)  $    138
                                                ========            ========         ========       ========    ========   ========

Six Months Ended February 28, 2003
Revenues                                        $     --            $  4,836         $  2,097       $     --    $     --   $  6,933
Cost of revenues                                      --              (3,568)          (1,269)            --          --     (4,837)
Selling, general and administrative expenses          --                (631)            (714)            (2)       (265)    (1,612)
                                                --------            --------         --------       --------    --------   --------

Segment Operating Income (Loss)                 $     --            $    637         $    114       $     (2)   $   (265)  $    484
                                                ========            ========         ========       ========    ========   ========

As of August 31, 2003
Cash                                            $     --            $    792         $     59       $      1    $     33   $    885
Available for sale investments                        --                 337               --             --          --        337
Accounts receivable                                   --               2,836            1,463             --           7      4,306
Inventory, net                                        --               1,745              111             --          --      1,856
Other current assets                                  --                 543               58             --          62        663
Notes receivable                                      --                  --               --             --          --         --
Property, plant & equipment, net                      --               2,350              326             --          27      2,703
Loan origination fees, net                            --                  50               --             --          --         50
Goodwill                                              --               2,136               70             --          --      2,206
Other intangible assets, net                          --               1,180               --             --          --      1,180
Other long-term assets                                --                  14               --             --          --         14
                                                --------            --------         --------       --------    --------   --------

Total Segment Assets                            $     --            $ 11,983         $  2,087       $      1    $    129   $ 14,200
                                                ========            ========         ========       ========    ========   ========

Item 2. Management's Discussion And Analysis Or Plan Of Operations.

     Fortune Diversified Industries, Inc. (formerly known as WOW Entertainment, Inc. and prior to that American Gaming & Entertainment, Ltd.), is a Delaware corporation incorporated in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and such subsidiaries unless the context otherwise requires. The Company is the parent company of Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"); Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); PDH, Inc. (PDH); Cornerstone Wireless Services, Inc. (Cornerstone Wireless); Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Telecom Technology Corp. (TTC); StarQuest Wireless Services, Inc. (StarQuest); Women of Wrestling, Inc. (WOW); and Murphy Development, Ltd (Murphy). In addition, on January 15, 2004 the Company formed a new entity, Commercial Solutions, Inc., which is a distributor of electronic products.

     The Company's current operating focus is achieved through its Manufacturing and Distribution Segment (Nor-Cote International, Inc., Kingston Sales Corporation, and Commercial Solutions, Inc.); its Wireless Infrastructure Segment (PDH, Inc., Cornerstone Wireless Services, Inc., Cornerstone Wireless Construction Services, Inc., Telecom Technology Corp, and StarQuest Wireless Services, Inc.) and its Professional Business Solutions Segment (Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc.). Commercial Solutions, Inc is a newly organized wholly owned subsidiary which began operations on January 15, 2004.

Manufacturing and Distribution Segment
--------------------------------------

     The Company's Manufacturing and Distribution segment is conducted through its Nor-Cote International, Inc. ("Nor-Cote"), Kingston Sales Corporation ("Kingston"), and Commercial Solutions, Inc. ("Commercial Solutions") subsidiaries. Nor-Cote is a leading technology company which manufactures UV curable screen printing inks. Nor-Cote's inks are used on many types of plastic, metals, and other substrates that are compatible with the UV curing process. Typical applications consist of plastic sheets, cell phones, bottles & containers, CD and DVD disks, rotary-screen printed labels, and membrane switch overlays. Nor-Cote has operating facilities in the United States, United Kingdom, Singapore, and Malaysia, with worldwide distributors located in Canada, China, Australia, Hong Kong, Taiwan, Italy, South Africa, and Thailand. Nor-Cote has the following wholly-owned United Kingdom, Singapore, and Malaysian subsidiaries: U.V. Ink Trading Co. (inactive), Nor-Cote International, Ltd. (formerly Nor-Cote (UK) Ltd.), Nor-Cote International PTE, Ltd., and Nor-Cote (Malaysia) SDN, BHD., respectively. Nor-Cote expects to increase sales in the current fiscal year. Nor-Cote believes that the silver conductive ink market will expand rapidly in the next few years. Nor-Cote has received substantial interest in its products at trade shows and is adding new customers in Europe and the U.K.

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

     Products and manufacturers represented by Kingston include, but are not limited to, Dedicated Micros (Video Multiplexers & Digital Video Recorders); Lowell Manufacturing (Speakers, cabinets, and accessories); Lucasey (Mounts and television accessories); Net TV (Multimedia Digital Displays); Panasonic Presentation (LCD Projectors & Plasma); R.L. Drake (Video distribution products); RCA Commercial Products (Television and Satellite products); Securitron Maganlock Corp.(Electromagnetic door locking systems); TOA Electronics, Inc. (Sound, paging, and background music products); Video Alarm CCT (Housing and mounts); West Penn Wire (Wire, cable, connectors, and fiber optics); Audiovox Specialized Applications (mobile electronics). Sales by Kingston's mobile electronic product division are continually increasing. Kingston also expects an increase in sales to restaurants and bars due mainly to the introduction of DLP technology and new pricing on plasma televisions. One of the difficulties encountered by Kingston during the prior year was the lack of product availability, which affected Kingston's sales. In order to help alleviate this difficulty, Kingston anticipates importing more products directly from China and brand-naming such products. Kingston believes the direct imports will give it additional product and a competitive advantage in the market. In addition, Kingston experienced significant changes to its distribution channels in January 2004, which increased product availability.

     Commercial Solutions is the primary distributor for RCA commercial products, serving distributors throughout the US (expect FL and GA) who provide consumer electronics to the lodging, healthcare, professional and educational markets. In an agreement with Thomson Inc., Commercial Solutions provides same-day distribution by carrying the necessary inventory, thus filling a much-needed void in the distribution chain.

     Sales in the first two months of Commercial Solutions' operation have doubled the previous month. Looking forward, Commercial Solutions anticipates importing more complementary products directly from China and brand-naming such products for the commercial industry, providing a distinct advantage in the highly competitive electronics market. These products could include installation cable, DVD/VCR combination units, LCD & plasma panels, TV/VCR combination units and after-market batteries for commercial applications. Additionally, Commercial Solutions is in a position to help bring new commercial products to market, working with new suppliers, to give our distributors a broader product lineup to sell along with the current commercial televisions.

Wireless Infrastructure Segment
-------------------------------

     The Company's Wireless Infrastructure segment is conducted through its PDH, Inc. ("PDH"), Cornerstone Wireless Services, Inc. ("Cornerstone Wireless"), Cornerstone Wireless Construction Services, Inc. ("Cornerstone Construction") Telecom Technology Corp. ("TTC") and StarQuest Wireless Services, Inc. ("StarQuest") subsidiaries. PDH's business strategy is to offer a full range of network infrastructure real estate development services to the telecommunications industry, among other types of real estate network critical industries. PDH provides its clients with the most experienced personnel and delivers the highest level of services, systems and support necessary to achieve its clients' goals and objectives on a local, regional or national basis. PDH's focus is to meet the demanding timelines associated with the development of a network by ensuring that each individual site reaches the construction phase as quickly as possible. This is achieved by avoiding costly delays up-front through effective management of the site acquisition process with its site development real estate professionals. PDH's full service list of network real estate development services includes program management, site acquisition, zoning and permitting, architectural & engineering design, construction management, co-location facilitation, environmental services, lease capitalization, lease renegotiation, site marketing and asset management.

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

     StarQuest is a provider of premium communication/information services, including digital satellite television, high speed (broadband) internet (both wired and wireless) exclusively to the United States multi-dwelling unit (MDU) marketplace.


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

The Company plans to hire additional employees in all of its segments, however, the hiring of these employees will be approximately correlated with an increase in operating revenue.

RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTH PERIODS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
---------------------------------------

Revenues and Earnings
---------------------

Net revenues for the three months ended February 29, 2004 were $12,810 compared to $3,362 for the three months ended February 28, 2003. This increase was primarily due to the acquisitions of PSM, on October 1, 2003, and Nor-Cote and Cornerstone Construction in fiscal year 2003. PSM, which represents all of the Company's Professional Business Solutions Segment, reported revenues of $5,294 for three months ended February 29, 2004. Nor-Cote, which was added to the Company's Manufacturing and Distribution Segment on July 1, 2003, reported revenues of $2,446. Cornerstone Construction, which was added to the Company's Wireless Infrastructure Segment on August 15, 2003, reported revenues of $1,800. During the quarter ended February 29, 2004 the Company recorded net earnings in the amount of $409.

Costs and Expenses
------------------

Cost of revenues were $9,658 for the three months ended February 29, 2004 compared to $2,406 for the three months ended February 28, 2003. This increase was primarily due to the acquisitions of PSM, on October 1, 2003, and Nor-Cote and Cornerstone Construction in fiscal year 2003. PSM, which represents all of the Company's Professional Business Solutions Segment, reported cost of revenues for the three months ended February 29, 2004 of $4,268. Nor-Cote, which was added to the Company's Manufacturing and Distribution Segment on July 1, 2003, reported cost of revenues of $1,318. Cornerstone Construction, which was added to the Company's Wireless Infrastructure Segment on August 15, 2003, reported cost of revenues of $1,569.

Selling, general and administrative expenses were $2,688 for the three months ended February 29, 2004, compared to $818 for the three months ended February 28, 2003. The increase in expenses was primarily due to the acquisitions of PSM, on October 1, 2003, and Nor-Cote and Cornerstone Construction in fiscal year 2003. PSM, which represents all of the Company's Professional Business Solutions Segment, reported expenses for the three months ended February 29, 2004 of $582. Nor-Cote, which was added to the Company's Manufacturing and Distribution Segment on July 1, 2003, reported expenses of $1,087. Cornerstone Construction, which was added to the Company's Wireless Infrastructure Segment on August 15, 2003, reported expenses of $187.

In the Holding Company, there was an increase of $82 in selling, general and administrative expenses for the three months ended February 29, 2004 compared to the same period in the previous fiscal year. This increase was primarily related to the Holding Company's hiring of additional employees and an increase in professional fees due to Company growth.

Interest expense for the three months ended February 29, 2004 was approximately $94, compared to $35 for the three months ended February 29, 2003. The increase was due to the financing of the Nor-Cote acquisition along with acquired debt from the Nor-Cote acquisition in July 2003. In order to finance this acquisition and consolidate Nor-Cote's debt, the Company obtained a $3,600 reducing revolving loan which is amortized over 7 years, with a loan balloon payment due at end of a 5 year term. In addition the Company obtained a $3,000 long-term line of credit facility with a related party of which $2,452 was drawn at February 29, 2004 and a $500 line of credit facility with a bank.


RESULTS OF OPERATIONS:  COMPARISON OF THE SIX MONTH PERIODS ENDED
FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
---------------------------------------

Revenues and Earnings
---------------------

Net revenues for the six months ended February 29, 2004 were $23,016 compared to $6,933 for the six months ended February 28, 2003. This increase was primarily due to the acquisitions of PSM, on October 1, 2003, and Nor-Cote and Cornerstone Construction in fiscal year 2003. PSM, which represents all of the Company's Professional Business Solutions Segment, reported revenues of $8,120 for six months ended February 29, 2004. Nor-Cote, which was added to the Company's Manufacturing and Distribution Segment on July 1, 2003, reported revenues of $5,214. Cornerstone Construction, which was added to the Company's Wireless Infrastructure Segment on August 15, 2003, reported revenues of $2,865. During the six months ended February 29, 2004 the Company recorded net earnings in the amount of $643.

Costs and Expenses
------------------

Cost of revenues were $17,109 for the six months ended February 29, 2004 compared to $4,837 for the six months ended February 28, 2003. This increase was primarily due to the acquisitions of PSM, on October 1, 2003, and Nor-Cote and Cornerstone Construction in fiscal year 2003. PSM, which represents all of the Company's Professional Business Solutions segment reported cost of revenues for the six months ended February 29, 2004 of $6,537. Nor-Cote, which was added to the Company's Manufacturing and Distribution Segment on July 1, 2003, reported cost of revenues of $2,791. Cornerstone Construction, which was added to the Company's Wireless Infrastructure Segment on August 15, 2003, reported cost of revenues of $2,486.

Selling, general and administrative expenses were $5,105 for the six months ended February 29, 2004, compared to $1,612 for the six months ended February 28, 2003. The increase in expenses was primarily due to the acquisitions of PSM, on October 1, 2003, and Nor-Cote and Cornerstone Construction in fiscal year 2003. PSM, which represents all of the Company's Professional Business Solutions Segment, reported expenses for six months ended February 29, 2004 of $926. Nor-Cote, which was added to the Company's Manufacturing and Distribution Segment on July 1, 2003, reported expenses of $2,122. Cornerstone Construction, which was added to the Company's Wireless Infrastructure Segment on August 15, 2003, reported expenses of $357.

In the Holding Company, there was an increase of $148 in selling, general and administrative expenses for the six months ended February 29, 2004 compared to the same period in the previous fiscal year. This increase was primarily related to the Holding Company's hiring of additional employees and an increase in professional fees due to Company growth.

Interest expense for the six months ended February 29, 2004 was approximately $189, compared to $73 for the six months ended February 28, 2003. The increase was due to the financing of the Nor-Cote acquisition along with acquired debt from the Nor-Cote acquisition in July 2003. In order to finance this acquisition and consolidate Nor-Cote's debt, the Company obtained a $3,600 reducing revolving loan which is amortized over 7 years, with a loan balloon payment due at end of a 5 year term. In addition the Company obtained a $3,000 long-term line of credit facility with a related party, of which $2,452 was drawn at February 29, 2004 and a $500 line of credit facility with a bank.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2004, the Company had working capital of approximately $3,478 composed primarily of cash and equivalents, available for sale investments, net accounts receivable and net inventory. The Company's principal sources of liquidity include $3,281 in cash and cash equivalents, $1,975 in available for sale investments, a $1,500 line of credit available through July 31, 2004 of which $7 was available as of February 29, 2004, a $500 line of credit available through June 30, 2004 of which $0 was available as of February 29, 2004, and a $3,000 unsecured line of credit with a stockholder of which $548 was available as of February 29, 2004.

For the six months ended February 29, 2004, cash flows used by operating activities were $100, as compared to cash flows provided by operating activities of $158 for the six months ended February 28, 2003. The change is primarily related to the Company's increase in accounts receivable of $1,563 due mainly to the acquisition of PSM on October 1, 2003 and an increase in sales for the six month period ended February 29, 2004, mainly in the Company's Cornerstone Construction subsidiary. The Company also had an increase in inventory of $1,539 primarily due to the start up Commercial Solutions, Inc. on January 15, 2004. Commercial Solutions reported inventory of $981 at February 29, 2004. Additionally, Nor-Cote, which was acquired on July 1, 2003, had an increase of inventory of $408 due mainly to the introduction of a new silver conductive ink product in October 2003 along with additional new product offerings. These decreases in cash flow used by operating activities were offset by an increase in accounts payable and accrued expenses of approximately $2,000. This increase was mainly attributable to the purchase of inventory for Commercial Solutions, which was unpaid as of February 29, 2004 and the increased sub-contractor payables activity due to the increased sales from Cornerstone Construction.

For the six months ended February 29, 2004, cash flows provided by investing activities were $1,266 as compared to cash flows used by investing activities of $280 for the six months ended February 28, 2003. The increase in cash flows used for investing activities for the six months ended February 29, 2004 is primarily due to net cash received as part of the PSM acquisition of $3,302. Capital expenditures increased from $210 for the six months ended February 28, 2003 to $370 for the six months ended February 29, 2004 due mainly to increased equipment purchases in the Company's Nor-Cote subsidiary in order to manufacture new silver conductive products. Proceeds from the sale of available securities were $344 for the six months ended February 29, 2004 compared to $0 for the six months ended February 28, 2003. This activity was offset by the purchase of securities- available for sale totaling $2,010 for the six-month period ending February 29, 2004.

For the six months ended February 29, 2004, cash flows provided by financing activities were $992 as compared to cash flows used by financing activities of $14 for the six months ended February 28, 2003. The increase was primarily related to increased borrowings on existing debt in order to finance the Company's increase in inventory in its Manufacturing and Distribution segment along with new equipment purchases in the Manufacturing and Distribution segment. Additionally new vehicles were purchased in the Company's Wireless Infrastructure segment.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. A stockholder of the Company individually owns a related party company, in which the principal asset is the building used by Kingston. Kingston has provided indirect guarantees on behalf of the debt included in this related party. The Company believes that these guarantees are excluded from the scope of Interpretation Nos. 45 and 46.

During March 2004, the Company entered into an operating lease agreement to rent a building with a related party. All of the Company's subsidiaries, excluding Nor-Cote and PSM will be moved into the new facility between the months of March 2004 through May 2004. The lease agreement includes a five- year term with one option to extend the lease term for a one-year period. The agreement provides for base rent of $20,000 plus 1% of the Company's Commercial Solution's subsidiary gross revenues. Following the first twelve-month period, the base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs. The related party is considered a variable interest entity by the Company. FIN 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For variable interest entities other than special-purpose entities, the provisions of FIN 46, as amended, are applicable no later than March 31, 2004.

The Company does not expect these Interpretations to have an effect on these arrangements and the Company's consolidated financial statements. The Company will continue to evaluate what effect, if any, the recognition and measurement provisions will have on its financial statements and related disclosures in future periods.

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

The Company has carried out as of February 29, 2004, an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the February 29, 2004 evaluation.

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

(b) Reports on Form 8-K.

         The following reports were filed by the Company during the second quarter of fiscal year 2003-2004:

         Current report 8-K dated January 28, 2004 furnishing item 5, other events, related to the distributor agreement between the Company and Thomson, Inc.

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

                                         Fortune Diversified Industries, Inc.
                                                     (Registrant)

Date:  April 13, 2004                    By: /s/Carter M. Fortune
                                             --------------------------------
                                             Carter M. Fortune,
                                             Chief Executive Officer



Date:  April 13, 2004                    By: /s/Amy Gallo
                                             --------------------------------
                                             Amy Gallo,
                                             Chief Financial Officer