Form 10QSB
period 2004-05-31
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2004-07-15
CIK 851249

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On July 15, 2004, there were 102,386,444 shares of the Company's Common Stock outstanding.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                               Unaudited      Audited
                                                                 May 31      August 31,
                                                                  2004          2003
                                                                --------      --------
CURRENT ASSETS
    Cash and equivalents                                        $  3,761      $    885
    Restricted savings account                                       246            --
    Certificates of deposit                                           74            --
    Available for sale investments                                 1,470           337
    Accounts receivable, net                                      17,187         4,306
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                       6,675            --
    Notes receivable - short term                                     21            --
    Inventory, net                                                 4,798         1,856
    Prepaid expenses                                                 683           385
    Recoverable income taxes                                          78           220
    Other current assets                                              61            58
                                                                --------      --------
       Total Current Assets                                       35,054         8,047
                                                                --------      --------

PROPERTY, PLANT & EQUIPMENT, NET                                   2,946         2,703

OTHER ASSETS
    Notes receivable -long term                                       61            --
    Loan origination fees, net                                        42            50
    Goodwill                                                       4,253         2,206
    Other intangible assets, net                                   2,201         1,180
    Other long term assets                                            81            14
                                                                --------      --------
       Total Other Assets                                          6,638         3,450
                                                                --------      --------

       TOTAL ASSETS                                             $ 44,638      $ 14,200
                                                                ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Lines of credit                                             $  8,501      $  1,038
    Current maturities of long-term debt                           2,031           861
    Current maturities of long-term debt - related party              38            --
    Current maturities of capital lease obligations                    9             9
    Accounts payable                                               4,627         1,062
    Payroll taxes and withholdings                                   509            --
    Health and workers' compensation reserves                      3,956            --
    Accrued worksite employee payroll cost                           256            --
    Due to related party                                              --           230
    Customer deposits                                                102            --
    Accrued expenses                                               2,432         1,589
    Income tax payable                                                28            --
    Billings in excess of costs and estimated earnings on
       uncompleted contracts                                       2,467            --
                                                                --------      --------
       Total Current Liabilities                                  24,956         4,789
                                                                --------      --------

LONG-TERM LIABILITIES
    Line of credit - related party                              $  6,073      $  2,000
    Long-term debt - related party, less current maturities          113            --
    Long-term debt, less current maturities                        7,495         5,202
    Capital lease obligations, less current maturities                 2             8
                                                                --------      --------
       Total Long-term Liabilities                                13,683         7,210
                                                                --------      --------

STOCKHOLDERS' EQUITY
    Common stock                                                   1,019           882
    Additional paid-in capital and warrants outstanding           10,272         7,873
    Accumulated deficit                                           (5,209)       (6,491)
    Accumulated other comprehensive income (loss)                    (83)          (63)
                                                                --------      --------
       Total Stockholders' Equity                                  5,999         2,201
                                                                --------      --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 44,638      $ 14,200
                                                                ========      ========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                              Nine Months Ended
                                                             May 31        May 31
                                                              2004          2003
NET REVENUES BUSINESS SOLUTIONS SEGMENT (gross              $ 13,108      $     --
        billings of $89,061,000 less worksite
        employee payroll cost of $75,953,000)
NET REVENUES WIRELESS INFRASTRUCTURE SERVICES                 10,462         3,134
NET REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT           16,701         7,184
                                                            --------      --------
TOTAL NET REVENUES                                            40,271        10,318

COST OF REVENUES BUSINESS SOLUTIONS SEGMENT                   10,586            --
COST OF REVENUES WIRELESS INFRASTRUCTURE SERVICES              8,255         1,976
COST OF REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT       11,468         5,345
                                                            --------      --------
TOTAL COST OF REVENUES                                        30,309         7,321
                                                            --------      --------

GROSS PROFIT                                                   9,962         2,997

OPERATING EXPENSES
    Selling, general and administrative expenses               7,696         2,294
    Depreciation and amortization                                681           199
                                                            --------      --------
        Total Operating Expenses                               8,377         2,493
                                                            --------      --------

OPERATING INCOME                                               1,585           504
                                                            --------      --------

OTHER INCOME (EXPENSE)
    Interest income                                               68            --
    Interest expense                                            (330)         (114)
    Gain on investments in marketable securities, net             29            --
    Other income (expense)                                       (45)           81
                                                            --------      --------
        Total Other Income (Expense)                            (278)          (33)
                                                            --------      --------

Net Gain  before Provision for Income Taxes                    1,307           471

PROVISION FOR INCOME TAXES                                       (25)           --
                                                            --------      --------

NET INCOME                                                  $  1,282      $    471
                                                            ========      ========


BASIC INCOME PER SHARE                                      $   0.01      $   0.01
                                                            ========      ========


DILUTED INCOME PER SHARE                                    $   0.01      $   0.01
                                                            ========      ========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                              Three Months Ended
                                                             May 31        May 31
                                                              2004          2003
NET REVENUES BUSINESS SOLUTIONS SEGMENT (gross              $  4,988      $     --
        billings of $32,513,000 less worksite
        employee payroll cost of $27,525,000)
NET REVENUES WIRELESS INFRASTRUCTURE SERVICES                  5,965         1,037
NET REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT            6,302         2,348
                                                            --------      --------
TOTAL NET REVENUES                                            17,255         3,385

COST OF REVENUES BUSINESS SOLUTIONS SEGMENT                    4,049            --
COST OF REVENUES WIRELESS INFRASTRUCTURE SERVICES              4,649           707
COST OF REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT        4,502         1,777
                                                            --------      --------
TOTAL COST OF REVENUES                                        13,200         2,484
                                                            --------      --------

GROSS PROFIT                                                   4,055           901

OPERATING EXPENSES
    Selling, general and administrative expenses               3,037           806
    Depreciation and amortization                                235            75
                                                            --------      --------
        Total Operating Expenses                               3,272           881
                                                            --------      --------

OPERATING INCOME                                                 783            20
                                                            --------      --------

OTHER INCOME (EXPENSE)
    Interest income                                               38            --
    Interest expense                                            (141)          (41)
    Gain on investments in marketable securities, net             --            --
    Other income (expense)                                       (16)           57
                                                            --------      --------
        Total Other Income (Expense)                            (119)           16
                                                            --------      --------

Net Gain before Provision for Income Taxes                       664            36

PROVISION FOR INCOME TAXES                                       (25)           --
                                                            --------      --------

NET INCOME                                                  $    639      $     36
                                                            ========      ========


BASIC INCOME PER SHARE                                      $   0.01      $   0.00
                                                            ========      ========


DILUTED INCOME PER SHARE                                    $   0.01      $   0.00
                                                            ========      ========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                    Additional
                                                  Paid-in Capital  Cost of  Accumulated Accumulated Other    Total     Comprehensive
                                           Common  and Warrants   Treasury   Earnings     Comprehensive   Stockholders     Income
                                           Stock   Outstanding      Stock    (Deficit)        Income        Equity         (Loss)

BALANCE AT AUGUST 31, 2003                 $   882   $ 7,873       $    --   $(6,491)         $ (63)        $ 2,201        $   52
                                           -------   -------       -------   -------          -----         -------        ------

Issuance of 13,100,000 shares of common
  stock for acquisitions                       131     1,869            --        --             --           2,000            --
Issuance of 600,000 shares of common
  stock for acquisitions                         6       530            --        --             --             536            --
Net income                                                                     1,282                          1,282         1,282
Translation adjustments, net of tax             --        --            --        --            222             222           222
Net unrealized investments gains (losses),
  net of tax                                    --        --            --        --           (242)           (242)         (242)
                                           -------   -------       -------   -------          -----         -------        ------

BALANCE AT MAY 31, 2004                    $ 1,019   $10,272       $    --   $(5,209)         $ (83)        $ 5,999        $1,314
                                           =======   =======       =======   =======          =====         =======        ======

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Nine Months Ended
                                                                             May 31,     May 31,
                                                                              2004        2003
                                                                            --------    --------
OPERATING ACTIVITIES
    Net Income                                                              $  1,282    $    471
    Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
      Depreciation and amortization                                              681         199
      Gain on sale of investments                                                (29)         --
      (Increase) decrease in certain operating assets:
         Accounts receivable                                                  (3,616)       (531)
         Costs and estimated earnings in excess of billings on                  (273)         --
           uncompleted contracts                                                 167          --
         Notes Receivable                                                        (11)         --
         Inventory                                                              (892)       (335)
         Prepaid expenses                                                       (154)         --
         Recoverable income taxes                                                142          --
         Other current assets                                                    (45)        (54)
         Other long term assets                                                  (24)         --
      Increase (decrease) in certain operating liabilities:
         Accounts payable                                                        558          29
         Accrued expenses and other current liabilities                         (885)         --
         Billings in excess of costs and estimated earnings on
           uncompleted contracts                                                 807
         Payroll taxes and withholdings                                          (15)         --
         Health and workers' compensation reserves                               685          --
         Accrued worksite employee payroll cost                                   16          --
         Due to related party                                                     (7)         --
         Customer deposits                                                        (4)         --
         Deferred revenue                                                         --         (54)
                                                                            --------    --------
           Net Cash Used by Operating Activities                              (1,617)       (275)
                                                                            --------    --------

INVESTING ACTIVITIES
    Capital Expenditures                                                        (659)       (217)
    Proceeds from sales of office equipment                                       --         100
    Purchases of available for sale securities                                (2,044)         --
    Proceeds from sale of available for sale securities                          689          --
    Proceeds from sale of certificates of deposits                                19          --
    Acquisition of productive assets and businesses, net of cash received     (8,644)        (70)
                                                                            --------    --------
           Net Cash Used by Investing Activities                             (10,639)       (187)
                                                                            --------    --------

FINANCING ACTIVITIES
    Collection of purchase adjustment receivables                                 --         600
    Payments to related party                                                   (230)         --
    Net borrowings (repayments) under line of credit                           7,463          56
    Borrowings on long-term debt                                               4,265          23
    Payments on long-term debt                                                  (682)       (309)
    Borrowings on long-term debt - related party                               4,113          --
    Payments on long-term debt - related party                                   (13)         --
    Payments on capital lease obligations                                         (6)         (6)
    Issuance of common stock                                                      --           3
                                                                            --------    --------
           Net Cash Provided by Financing Activities                          14,910         367
                                                                            --------    --------

           Effect of exchange rate changes on cash                               222          --


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                2,876         (95)

CASH AND EQUIVALENTS
    Beginning of Period                                                          885         291
                                                                            --------    --------

    End of Period                                                           $  3,761    $    196
                                                                            ========    ========


SUPPLEMENTAL DISCLOSURES
    Noncash investing and financing activities:
      Unrealized net loss on marketable securities                              (229)         --

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared by Fortune Diversified Industries, Inc. (the Company) without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The operating results for the nine-month period ended May 31, 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Nature of Business: The Company is the parent company of Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"); Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); Commercial Solutions, Inc. (Commercial Solutions); PDH, Inc. (PDH); Cornerstone Wireless Services, Inc. (Cornerstone Wireless); Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Telecom Technology Corp. (TTC); StarQuest Wireless Services, Inc. (StarQuest); Women of Wrestling, Inc. (WOW); and Murphy Development, Ltd (Murphy). In addition, on April 30, 2004 the Company acquired two new entities, James H. Drew Corp. (JH Drew) and Innovative Telecommunications Consultants, Inc (ITC).

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

In its Wireless Infrastructure Segment, PDH, Cornerstone Wireless, Cornerstone Construction, and ITC enter into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within six months. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached. Additionally, in the Wireless Infrastructure Segment, JH Drew, a construction company, recognizes revenue using the percentage of completion method on contracts in process. Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated costs of the contract. The estimated total cost of a contract is based upon management's best estimate of the remaining costs that will be required to complete a project. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs and estimated earnings in excess of progress billings are shown as a current asset. Billings in excess of costs on contracts are shown as a current liability. Anticipated losses on contracts, if any, are recognized when they become evident. TTC and StarQuest recognize revenue when product is shipped and installation is complete.

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

Property, Equipment, and Depreciation: The provision for depreciation amounted to $454,000 at May 31, 2004.

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

The Company's PSM subsidiary has elected to enter into a partially self-funded arrangement related to worksite employees health and accident benefit programs. Under the insurance policy, PSM's self-funded liability is limited to $150,000 per employee, with an aggregate liability limit of $10,578,000. The liability limits are adjusted monthly, based on the number of participants.


NOTE 2 - ACQUISITIONS

On April 30, 2004, the Company acquired all of the outstanding shares of common stock, no par value, of James H. Drew Corporation and its wholly-owned subsidiary, Tennessee Guardrail, Inc. (collectively "JH Drew") pursuant to the an agreement entitled "Stock Purchase Agreement " by and between Cemex, Inc., ("Seller") and Fortune Diversified Industries, Inc. ("Buyer"). The Stock Purchase Agreement's terms include, among other things, the exchange of all of the outstanding shares of James H. Drew Corporation ("JH Drew") for $11,500,000 in cash paid by the Company and $434,000 of contingent stock consideration. The $11,500,000 purchase price is subject to certain adjustments based on the current assets and current liabilities of JH Drew; those adjustments are further specified in the Stock Purchase Agreement, and are still under negotiation between the seller and buyer as of the date of this filing. In calculating the purchase price the parties considered, among other factors: Drew's consolidated accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, inventories, accounts payable and other current assets and current liabilities. The funds constituting the purchase price were derived from the combination of a loan from Fifth Third Bank and a loan to Company from its Chief Executive Officer and majority shareholder Carter M. Fortune.

The purchase price includes $434,000 of contingent stock consideration. This amount consists of 430,000 shares valued at the closing price of the Company's stock on the date of purchase at $1.01 share. The contingent stock consideration is included as a component of the purchase price in accordance with Emerging Issues Force Task 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," as the consideration is (a) under arrangements not affected by employment termination, and (b) management of the Company deems likelihood that payment of such contingent consideration is probable. In addition, the purchase price includes approximately $103,000 of cash payments to retain key employees.

The total purchase price of the acquisition, before adjustment still under negotiation, is such:

         Cash paid to seller:          $11,500,000
         Stock consideration:              434,000
         Direct acquisition costs:         103,000
                                       -----------

         Total purchase price:         $12,037,000
                                       ===========

On May 11, 2004 the Company completed its acquisition of Innovative Telecommunications Consultants, Inc. ("ITC"), pursuant to a Stock Purchase Agreement dated May 11, 2004 and effective April 30, 2004. The purchase price of $501,000 includes cash paid by the Company of $400,000 and issuance of 100,000 shares of stock valued at the closing price of the Company's stock on the date of purchase at $1.01 per share.

The Company acquired three entities during the nine months ended May 31, 2004, including: PSM, on October 1, 2003, JH Drew and ITC on April 30, 2004. The condensed balance sheets (in 000's) below disclose the amount assigned to each major asset and liability caption of the entities at the acquisition dates:

JH Drew
     Accounts receivable, net                               $ 8,277
     Costs and estimated earnings in excess of billings
         on uncompleted contracts                             6,842
     Inventory, net                                           1,777
     Prepaid expense                                             23
     Deferred tax asset                                         367
     Goodwill                                                   243
                                                            -------

                                                             17,529
                                                            -------

     Accounts payable                                         2,648
     Other accrued liabilities                                  777
     Billings in excess of costs and estimated earnings
         On uncompleted contracts                             1,661
     Deferred tax liability                                     406
                                                            -------

                                                              5,492
                                                            -------

                                                            $12,037
                                                            =======


Cash consideration                                          $11,603

Fair value of common stock consideration                        434
                                                            -------

                                                            $12,037
                                                            =======

ITC

     Cash and cash equivalents                              $   148
     Accounts receivable, net                                   333
     Property and equipment, net                                 15
     Goodwill                                                   186
     Customer base                                               50
     Non-Compete agreement                                      100
                                                            -------
                                                                832
                                                            -------

     Accounts payable                                           271
     Other accrued liabilities                                   60
                                                            -------
                                                                331
                                                            -------

                                                            $   501
                                                            =======


Cash consideration                                          $   400

Fair value of common stock consideration                        101
                                                            -------

                                                            $   501
                                                            =======

PSM

     Cash and cash equivalents                              $ 4,403
     Restricted savings account                                 246
     Certificates of deposit                                     93
     Accounts receivable, net                                   656
     Interest receivable                                          3
     Prepaid expense                                            121
     Property and equipment, net                                 20
     Other assets                                                42
     Goodwill                                                 1,618
     Customer base                                              700
     Non-Compete agreement                                      399
                                                            -------
                                                              8,301
                                                            -------

     Current maturities of notes payable                          4
     Accounts payable                                           119
     Payroll taxes and withholdings                             525
     Accrued worksite employee payroll cost                     240
     Health and workers' compensation reserves                3,271
     Other accrued compensation                                 545
     Due to shareholder                                           7
     Customer deposits                                          106
     Other accrued liabilities                                  484
                                                            -------
                                                              5,301
                                                            -------

                                                            $ 3,000
                                                            =======


Cash consideration                                          $ 1,000

Fair value of common stock consideration                      2,000
                                                            -------

                                                            $ 3,000
                                                            =======

Adjustments to the purchase price between the Company and the seller are still under negotiation as of the filing date.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the JH Drew, ITC, PSM, Nor-Cote, Cornerstone Construction, TTC, and StarQuest acquisitions had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts (dollars in thousands) do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future.

                                             Nine months       Nine months
                                               Ended             Ended
                                               May 31,           May 31,
                                                2004              2003
                                            -------------     -------------

Net revenue                                 $      68,311     $      62,643
Cost of revenues                                   56,169            49,660
                                            -------------     -------------

Gross profit                                       12,142            12,983
Operating expenses                                  9,970             9,732
                                            -------------     -------------

Operating income                                    2,172             3,251
Other income (expenses)                              (596)             (286)
                                            -------------     -------------

Net Income                                          1,576             2,965
Dividends                                              --                --
                                            -------------     -------------

Net Income Available for Common
 Stockholders                               $       1,576     $       2,965
                                            =============     =============

Basic Income Per Share:                     $         .02     $         .03
                                            =============     =============

Diluted Income Per Share:                   $         .02     $         .03
                                            =============     =============

Shares Outstanding:

Basic weighted average number of common
shares outstanding                            100,464,444       100,464,444
Dilutive effect of conversion of options               --                --
                                            -------------     -------------

         Total Shares Outstanding             100,464,444       100,464,444
                                            =============     =============

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable include the following:

                                                        Unaudited     Audited
                                                         May 31,     August 31,
                                                          2004         2003
                                                        --------     --------

Amounts currently due                                   $ 18,526     $  4,779
Less allowance for doubtful accounts                      (1,204)        (338)
Less allowance for sales returns                            (135)        (135)
                                                        --------     --------

                                                        $ 17,187     $  4,306
                                                        ========     ========


NOTE 4 - Costs and Billings on Uncompleted Contracts

Information related to contracts in progress is as follows:

                                                        Unaudited     Audited
                                                         May 31,     August 31,
                                                          2004         2003
                                                        --------     --------

Costs incurred on uncompleted contracts                 $ 24,189     $      0
Estimated earnings recognized to date on uncompleted
    contracts                                              4,400            0
                                                        --------     --------
                                                          28,589            0

Less billings on uncompleted contracts                   (24,381)           0
                                                        --------     --------

               Net                                      $  4,208     $      0
                                                        ========     ========

The net amount is included in the accompanying consolidated balance sheets under the following captions:

                                                        Unaudited   Audited
                                                         May 31,   August 31,
                                                          2004       2003
                                                        --------   ---------

Costs and estimated earnings in excess of billings on
     uncompleted contracts                               $6,675      $    0
Billings in excess of costs and estimated earnings on
     uncompleted contracts                                2,467           0
                                                         ------      ------


                                                         $4,208      $    0
                                                         ======      ======

NOTE 5 - INVENTORIES

Inventories reflected on the accompanying consolidated balance sheets are summarized as follows:

                                                        Unaudited    Audited
                                                          May 31,   August 31,
                                                           2004       2003
                                                         -------     -------

Raw materials                                            $   488     $   354
Work-in-process                                               20          22
Finished goods                                             4,617       1,619
Less inventory reserve                                      (327)       (139)
                                                         -------     -------

                                                         $ 4,798     $ 1,856
                                                         =======     =======


NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, including capital leases, is comprised of the following:

                                                        Unaudited    Audited
                                                          May 31,   August 31,
                                                           2004       2003
                                                         -------     -------

Land and building                                        $ 1,876     $ 1,821
Machinery and equipment                                    2,160       1,620
Research equipment                                           380         338
Office equipment                                           2,700       2,734
Vehicles                                                     504         439
Leasehold improvements                                       444         263
                                                         -------     -------
                                                           8,064       7,215

Less accumulated depreciation                             (5,118)     (4,512)
                                                         -------     -------

                                                         $ 2,946     $ 2,703
                                                         =======     =======


NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as reclassified for the adoption of SFAS 142, are as follows:

                PROFESSIONAL        MANUFACTURING AND       WIRELESS         ENTER-     HOLDING     SEGMENT
              BUSINESS SOLUTIONS      DISTRIBUTION       INFRASTRUCTURE     TAINMENT    COMPANY     TOTALS
Goodwill
at August
31, 2003           $  -0-               $2,136                $  70          $  -0-     $  -0-      $2,206

Goodwill
Acquired
Fiscal YTD
May 31, 2004        1,618                  -0-                  429             -0-        -0-       2,047

Impairment
Losses
                 --------             --------             --------        --------   --------    --------

Goodwill
at May
31, 2004           $1,618               $2,136                $ 499          $  -0-     $  -0-      $4,253
                 ========             ========             ========        ========   ========    ========

The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets:

                           AT MAY 31, 2004                     AT AUGUST 31,  2003
                ------------------------------------     -----------------------------------
                                           WEIGHTED                                WEIGHTED
                 GROSS                     AVERAGE        GROSS                    AVERAGE
                CARRYING   ACCUMULATED      AMORT        CARRYING   ACCUMULATED     AMORT
                 AMOUNT    AMORTIZATION     PERIOD        AMOUNT    AMORTIZATION    PERIOD
                --------   ------------   ----------     --------   ------------  ----------
Customer Base    $1,824        $193          10 YRS       $1,075         $66        10 YRS
Non-compete         234         107           4 YRS          234          63         4 YRS
Non-compete         399          53           5 YRS           --          --            --
Non-compete         100           3           3 YRS           --          --            --
                 ------        ----          ------       ------        ----        ------

Total            $2,557        $356           8 YRS       $1,309        $129         8 YRS
                 ======        ====          ======       ======        ====        ======

Amortization expense on intangible assets currently owned by the Company for each of the next five fiscal years are approximately as follows:

     Year Ending August 31,
     ----------------------
              2004                          316
              2005                          349
              2006                          344
              2007                          337
              2008                          262
          Later years                       593
                                          -----

                                          2,201
                                          =====

NOTE 8 - LINES OF CREDIT AND DEBT ARRANGEMENTS

    Lines of Credit:
    The Company has a $1,500 line of credit available through July 31, 2004. Interest on the line is charged at 2.40% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to $1,490 at May 31, 2004 and $953 at August 31, 2003.

    The Company has a $500 line of credit available through June 30, 2004. Interest on the line is charged at 2.50% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to $500 at May 31, 2004 and $85 at August 31, 2003.

    The Company obtained a $3,000 line of credit facility on February 12, 2004 in order to finance inventory and operations of Commercial Solutions. The line of credit is available through February 12, 2005. Interest on the line is charged, as elected by borrower, at 2.25% plus the one-month London Interbank Offered Rate (one-month LIBOR) or .5% less than the credit facility's Prime Rate. Outstanding borrowings amounted to $1,511 at May 31, 2004.

    The Company obtained a $5,000 line of credit facility available through April 30, 2005 in order to finance the acquisition of JH Drew Corporation on April 30, 2004. Interest on the line is charged at the credit facility's Prime Rate less .5%. Outstanding borrowings amounted to $5,000 at May 31, 2004.

    The lines of credit are secured by substantially all assets of the Company and personal guarantees of the Company's majority stockholder and a different stockholder.

    The Company also has a $6,500 long-term unsecured line of credit with a stockholder available through July 1, 2006. This line of credit replaced a previous $3,000 line of credit with a stockholder which was payable in July 2004. Interest on the line is charged at 3% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to $6,073 at May 31, 2004 and $2,000 at August 31, 2003.


Long-term debt arrangements:
----------------------------

    Long-term debt consisted of the following at May 31, 2004 and August 31, 2003:

                                                                                   Unaudited       Audited
                                                                                    May 31,       August 31,
                                                                                     2004            2003
                                                                                  -----------    ------------
Notes payable to financial institutions:
----------------------------------------

     $3,000 reducing revolver loan with monthly line reductions equal to 1/84th of the loan amount per month for the first 59 months, with a balloon payment due at maturity July 31, 2007. Interest is variable at 2.40% plus one-month LIBOR. The loan is secured by the business assets of Kingston,
     with a second lien on assets pledged by a stockholder.                          $ 2,286       $ 2,607


     $3,600 reducing revolver loan with monthly line reductions equal to 1/84th of the loan amount per month for the first 59 months, with a balloon payment due at maturity June 30, 2008. Interest is variable at 2.50% plus one-month LIBOR. The loan is secured by the business assets of Nor-Cote,
     with a second lien on assets pledged by a stockholder.                            3,214         3,416

     $1,950 secured term loan with monthly line reductions equal to 1/60th of the loan amount per month. Interest is variable at Prime rate less .5%. The loan is secured by the business assets of JH Drew, with guarantees by the
     Company, the Company's majority stockholder and a different stockholder.          1,950           -0-

     $2,050 secured term loan with monthly line reductions equal to 1/36th of the loan amount per month. Interest is variable at Prime rate less .5%. The loan is secured by the business assets of JH Drew, with guarantees by the
     Company, the Company's majority stockholder and a different stockholder.          2,050           -0-

     Due in monthly installments of $.434, including interest at 4.9% through
     January 2005.
     Secured by a vehicle                                                                  4             7

     Due in monthly installments of $.418, including interest at 9.03% through
     December 2004.
     Secured by a vehicle                                                                  2             7

     Due in monthly installments of $.295, including interest at 9.03% through
     December 2004.
     Secured by a vehicle                                                                 10            13

     Due in monthly installments of $.385, including interest at 5.55% through
     August 2006.
     Secured by a vehicle                                                                 10            13


Debt with majority stockholder:
-------------------------------

     Due in monthly installments of $2.345, including interest at 4.00% through
     September 2008.
     Secured by 6 vehicles                                                               111           -0-

     Due in monthly installments of $.628, including
     interest at 4.00% through March 2007
     Secured by a vehicle                                                                 20           -0-


     Due in monthly installments of $.664, including interest at 4.00% through
     September 2008.
     Secured by a vehicle                                                                 20           -0-
                                                                                      ------        ------
                                                                                       9,677         6,063
     Less current maturities                                                          (2,069)         (861)
                                                                                      ------        ------
                                                                                      $7,608        $5,202
                                                                                      ======        ======

Principal payments due on long-term debt outstanding at May 31, 2004 are approximately as follows:

                  2004                         $2,069
                  2005                          2,065
                  2006                          2,065
                  2007                          1,882
                  2008 & after                  1,596
                                               ------

                                               $9,677
                                               ======



NOTE 9 - STOCKHOLDERS' EQUITY

     The following are the details of the Company's common stock as of May 31, 2004 and August 31, 2003:

                                                 Number of Shares
                                 ----------------------------------------------
                                 Authorized     Issued     Outstanding   Amount
                                 ----------     ------     -----------   ------
May 31, 2004 (Unaudited)
Common stock, $0.01 par value    150,000,000  102,386,444  102,386,444  $ 1,019
                                                                        =======


August 31, 2003 (Audited)
Common stock, $0.01 par value    150,000,000   88,216,444   88,216,444  $   882
                                                                        =======


NOTE 10 - INCOME TAXES

Deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets included in other assets are present below:

                                                          May 31   August 31
                                                           2004      2003
                                                          ------   ---------

Current Deferred Tax Assets
Allowance for Doubtful Accounts                           $  481    $  124
Allowance for Sales Returns and Allowances                    54        54
Obsolesence Reserve                                          101        40
Compensation Reserve                                         233       237
Uniform Capitalization                                         6         6
                                                          ------    ------
                                                          $  875    $  461

Noncurrent Deferred Tax Assets
Fixed Assets                                              $  750       -0-
Net Operating Loss Carryforward-Federal                    1,924     2,403
Net Operating Loss Carryforward-Other States                 -0-        43
Capital Loss Carryforwards                                   460       460
                                                          ------    ------
                                                          $3,134     2,906

Total Deferred Tax Assets                                 $4,009    $3,367

Total Deferred Tax Liabilities                               -0-       -0-

Net Deferred Tax Assets                                    4,009     3,367
Valuation Allowance                                        4,009     3,367
                                                          ------    ------
Net Deferred Tax Assets                                    $ -0-     $ -0-
                                                          ======    ======


A reconciliation of the federal statutory rate to our effective tax rate is as follows:

                                                          5/31/04   5/31/03
                                                          -------   -------
Federal Statutory Rate                                     34.0%     34.0%
Effect of Valuation Allowance                             (34.0%)   (34.0%)
State and Local Taxes net of Federal income
  Tax Benefit                                               5.0%      5.0%
Effect of Valuation Allowance                              (4.8%)    (5.0%)
                                                          ------    ------

Effective Rate                                               .2%        0%
                                                          ======    ======


At May 31, 2004, the Company had federal tax operating loss carryforwards of approximately $4,500 which expire during the years of 2020, 2021, 2022 and 2023. At August 31, 2003, the Company had federal tax operating loss carryforwards of approximately $6,116, which expire during the years of 2020, 2021, 2022 and 2023. The state tax operating loss carryforwards were approximately $2,000 and $2,357 at May 31, 2004 and August 31, 2003, respectively. The state tax operating loss carryforward in Indiana; the primary state which the Company operates is $0 at May 31, 2004. A portion of the difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period.

NOTE 11 - PER SHARE DATA

     The following presents the computation of basic income per share and diluted income per share:

                                                      Unaudited      Unaudited
                                                     Three Months   Three Months
                                                        Ended          Ended
                                                       May 31,        May 31,
                                                        2004           2003
                                                     ------------   ------------

Net Income                                           $        639  $         36
Dividends                                                      --            --
                                                     ------------  ------------

Net Income Available for Common
     Stockholders                                    $        639  $         36
                                                     ============  ============


Basic Income Per Share:                              $       0.01  $       0.00

Diluted Income Per Share:                            $       0.01  $       0.00


Shares Outstanding:
     Basic weighted average number of common shares
       outstanding                                    100,464,444    73,776,629
     Dilutive effect of conversion of options                  --            --
                                                     ------------  ------------

         Total Shares Outstanding                     100,464,444    73,776,629
                                                     ============  ============


                                                      Unaudited       Unaudited
                                                     Nine Months     Nine Months
                                                        Ended           Ended
                                                       May 31,         May 31,
                                                        2004            2003
                                                     ------------   ------------

Net Income                                           $      1,282  $        471
Dividends                                                      --            --
                                                     ------------  ------------

Net Income Available for Common
     Stockholders                                    $      1,282  $        471
                                                     ============  ============


Basic Income Per Share:                              $       0.01  $       0.01

Diluted Income Per Share:                            $       0.01  $       0.01


Shares Outstanding:
     Basic weighted average number of common shares
       outstanding                                    100,464,444    73,776,629
     Dilutive effect of conversion of options                  --            --
                                                     ------------  ------------

         Total Shares Outstanding                     100,464,444    73,776,629
                                                     ============  ============

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As part of the Stock Purchase Agreement to acquire Kingston, there is a $250,000 contingent payment due on or before December 15, 2004, to Mr. Kingston.

As part of the Stock Purchase Agreement to acquire Kingston, Mr. Kingston shall have the option to put any or all of the Company's stock received by him to the Company.

The Company has entered into an agreement with a related party to purchase property pursuant to an "Agreement for Purchase and Sale of Real Estate" entered into July 3, 2003. The purchase price of the property between the related parties has not been determined at May 31, 2004.

As part of the Stock Exchange Agreement with PSM, Harlan M. Schafir shall have the option to put any or all of the Company's stock received by him to Mr. Fortune, Mr. Kingston and the Company.


NOTE 13 - RELATED PARTY TRANSACTIONS

During March 2004, the Company entered into an operating lease agreement to rent a building with a related party. All of the Company's subsidiaries, excluding JH Drew, Nor-Cote and PSM moved into the new facility between the months of March 2004 through May 2004. The lease agreement includes a five- year term with one option to extend the lease term for a one-year period. The agreement provides for base rent of $20,000 plus 1% of the gross revenues of the Company's Commercial Solution's subsidiary. Following the first twelve-month period, the base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.

On April 30, 2004, the Company's JH Drew subsidiary entered into an operating lease agreement to rent three buildings located in Indiana, Tennessee and Missouri with the same related party. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period and provides for base rent of $15,000. Following the first twelve-month period, the base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.

The related party is considered a variable interest entity by the Company. FIN 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For variable interest entities other than special-purpose entities, the provisions of FIN 46, as amended, are applicable no later than March 31, 2004. Consolidation is not required since the variable interest entity has sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.

NOTE 14 - SEGMENT INFORMATION

                                                   Professional   Manufacturing
                                                     Business         and          Wireless                     Holding     Segment
                                                     Solutions    Distribution  Infrastructure Entertainment    Company     Totals
Three Months Ended May 31, 2004
Revenues                                             $  4,988       $  6,302       $  5,965       $     --     $     --    $ 17,255
Cost of revenues                                       (4,049)        (4,502)        (4,649)            --           --     (13,200)
Selling, general and administrative expenses             (482)        (1,632)          (806)            (2)        (350)     (3,272)
                                                     --------       --------       --------       --------     --------    --------

Segment Operating Income (Loss)                      $    457       $    168       $    510       $     (2)    $   (350)   $    783
                                                     ========       ========       ========       ========     ========    ========

Nine Months Ended May 31, 2004
Revenues                                             $ 13,108       $ 16,701       $ 10,462       $     --     $     --    $ 40,271
Cost of revenues                                      (10,586)       (11,468)        (8,255)            --           --     (30,309)
Selling, general and administrative expenses           (1,408)        (4,550)        (1,652)            (4)        (763)     (8,377)
                                                     --------       --------       --------       --------     --------    --------

Segment Operating Income (Loss)                      $  1,114       $    683       $    555       $     (4)    $   (763)   $  1,585
                                                     ========       ========       ========       ========     ========    ========

As of May 31, 2004
Cash                                                 $  2,482       $    680       $    545       $      1     $     53    $  3,761
Restricted savings account                                246             --             --             --           --         246
Certificates of deposit                                    74             --             --             --           --          74
Available for sale investments                          1,470             --             --             --           --       1,470
Notes receivable - short term                              --             21             --             --           --          21
Accounts receivable                                       739          3,966         12,471             --           11      17,187
Costs and estimated earnings in excess of billing
  of billing on uncompleted contracts                      --             --          6,675             --           --       6,675
Inventory, net                                             13          2,941          1,844             --           --       4,798
Prepaid expenses                                          159            289            216             --           19         683
Recoverable income taxes                                   --             78             --             --           --          78
Loan origination fees, net                                 --             42             --             --           --          42
Other current assets                                        2             --             59             --           --          61
Notes receivable - long term                               --             61             --             --           --          61
Property and equipment, net                                43          2,288            427             --          188       2,946
Goodwill                                                1,618          2,136            499             --           --       4,253
Other intangible assets, net                              999          1,055            147             --           --       2,201
Other long term assets                                     45             16             --             --           20          81
                                                     --------       --------       --------       --------     --------    --------

Total Segment Assets                                 $  7,890       $ 13,573       $ 22,883       $      1     $    291    $ 44,638
                                                     ========       ========       ========       ========     ========    ========

Three Months Ended May 31, 2003
Revenues                                             $     --       $  2,308       $  1,077       $     --     $     --    $  3,385
Cost of revenues                                           --         (1,737)          (747)            --           --      (2,484)
Selling, general and administrative expenses               --           (451)          (293)            (2)        (135)       (881)
                                                     --------       --------       --------       --------     --------    --------

Segment Operating Income (Loss)                      $     --       $    120       $     37       $     (2)    $   (135)   $     20
                                                     ========       ========       ========       ========     ========    ========

Nine Months Ended May 31, 2003
Revenues                                             $     --       $  7,144       $  3,174       $     --     $     --    $ 10,318
Cost of revenues                                           --         (5,305)        (2,016)            --           --      (7,321)
Selling, general and administrative expenses               --         (1,082)        (1,007)            (4)        (400)     (2,493)
                                                     --------       --------       --------       --------     --------    --------

Segment Operating Income (Loss)                      $     --       $    757       $    151       $     (4)    $   (400)   $    504
                                                     ========       ========       ========       ========     ========    ========

As of August 31, 2003
Cash                                                 $     --       $    792       $     59       $      1     $     33    $    885
Available for sale investments                             --            337             --             --           --         337
Accounts receivable                                        --          2,836          1,463             --            7       4,306
Inventory, net                                             --          1,745            111             --           --       1,856
Other current assets                                       --            543             58             --           62         663
Notes receivable                                           --             --             --             --           --          --
Property, plant & equipment, net                           --          2,350            326             --           27       2,703
Loan origination fees, net                                 --             50             --             --           --          50
Goodwill                                                   --          2,136             70             --           --       2,206
Other intangible assets, net                               --          1,180             --             --           --       1,180
Other long-term assets                                     --             14             --             --           --          14
                                                     --------       --------       --------       --------     --------    --------

Total Segment Assets                                 $     --       $ 11,983       $  2,087       $      1     $    129    $ 14,200
                                                     ========       ========       ========       ========     ========    ========

Item 2. Management's Discussion And Analysis Or Plan Of Operations.

     Fortune Diversified Industries, Inc. (formerly known as WOW Entertainment, Inc. and prior to that American Gaming & Entertainment, Ltd.), is a Delaware corporation incorporated in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and such subsidiaries unless the context otherwise requires. The Company is the parent company of Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"); Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); Commercial Solutions, Inc. (Commercial Solutions); PDH, Inc. (PDH); Cornerstone Wireless Services, Inc. (Cornerstone Wireless); Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Telecom Technology Corp. (TTC); StarQuest Wireless Services, Inc. (StarQuest); Women of Wrestling, Inc. (WOW); and Murphy Development, Ltd (Murphy). In addition, on April 30, 2004 the Company acquired two new entities, James H. Drew Corp. (JH Drew) and Innovative Telecommunications Consultants, Inc. (ITC).

     The Company's current operating focus is achieved through its Manufacturing and Distribution Segment (Nor-Cote, Kingston, and Commercial Solutions); its Wireless Infrastructure Segment (JH Drew, ITC, PDH, Cornerstone Wireless, Cornerstone Construction, TTC, and StarQuest) and its Professional Business Solutions Segment (PSM).

Manufacturing and Distribution Segment
--------------------------------------

     The Company's Manufacturing and Distribution segment is conducted through its Nor-Cote, Kingston, and Commercial Solutions subsidiaries. Nor-Cote is a leading technology company which manufactures UV curable screen printing inks. Nor-Cote's inks are used on many types of plastic, metals, and other substrates that are compatible with the UV curing process. Typical applications consist of plastic sheets, cell phones, bottles & containers, CD and DVD disks, rotary-screen printed labels, automotive instrument displays and membrane switch overlays. Nor-Cote has operating facilities in the United States, United Kingdom, Singapore, and Malaysia, with worldwide distributors located in Canada, China, Australia, Hong Kong, Taiwan, Italy, South Africa, and Thailand. Nor-Cote has the following wholly-owned United Kingdom, Singapore, and Malaysian subsidiaries: U.V. Ink Trading Co. (inactive), Nor-Cote International, Ltd. (formerly Nor-Cote (UK) Ltd.), Nor-Cote International PTE, Ltd., and Nor-Cote

(Malaysia) SDN, BHD., respectively. Nor-Cote expects to increase sales in the current and subsequent fiscal year. Nor-Cote believes that the silver conductive ink market will expand rapidly in the next few years. Nor-Cote has received substantial interest in its products at trade shows and is adding new customers in the US, Mexico, South America, the Far East, Europe and the U.K.

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

     Products and manufacturers represented by Kingston include, but are not limited to, Dedicated Micros (Video Multiplexers & Digital Video Recorders); Lowell Manufacturing (Speakers, cabinets, and accessories); Lucasey (Mounts and television accessories); Net TV (Multimedia Digital Displays); Panasonic Presentation (LCD Projectors & Plasma); R.L. Drake (Video distribution products); RCA Commercial Products (Television and Satellite products); Securitron Maganlock Corp.(Electromagnetic door locking systems); TOA Electronics, Inc. (Sound, paging, and background music products); Video Alarm CCT (Housing and mounts); West Penn Wire (Wire, cable, connectors, and fiber optics); Audiovox Specialized Applications (mobile electronics). Kingston estimates a 70% increase in proforma revenues fiscal year 2004 over fiscal year 2003 from its mobile electronic product division, which was created in February 2003. Kingston also expects an increase in sales to restaurants and bars due mainly to the introduction of DLP technology. One of the difficulties encountered by Kingston during the prior year was the lack of product availability, which affected Kingston's sales. In order to help alleviate this difficulty, Kingston began importing products directly from China and brand-naming such products. Kingston believes the direct imports will give it additional product and a competitive advantage in the market. In addition, Kingston experienced significant changes to its distribution channels in January 2004, which increased product availability.

     Commercial Solutions is the primary distributor for RCA commercial products, serving distributors throughout the US who provide interactive electronics to the lodging, healthcare, professional and educational markets. In an agreement with Thomson Inc., Commercial Solutions provides same-day distribution by carrying the necessary inventory, thus filling a much-needed void in the distribution chain.

     Currently, Commercial Solutions is working to broaden its lines to offer complementary products to the above markets. These products could include installation cable, DVD/VCR combination units, LCD & plasma panels, TV/VCR combination units and after-market batteries for commercial applications, along with other commercially used items. Additionally, Commercial Solutions is in a position to help bring new commercial products to market, working with new suppliers, to give current distributors a broader product lineup to sell along with the current commercial televisions.


Wireless Infrastructure Segment
-------------------------------

         The Company's Wireless Infrastructure segment is conducted through its JH Drew, PDH, Cornerstone Wireless, Cornerstone Construction, ITC, TTC and StarQuest subsidiaries. JH Drew is a specialty contractor in the field of infrastructure, including fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel. JH Drew has been operating over fifty years serving contractors and state departments of transportation, and has established relationships in the industry, earning a well-respected reputation for reliability and quality. JH Drew maintains significant market share in the main geographic areas of Indiana, western Missouri, and eastern Tennessee and has offices in these three states. Currently, approximately 95% of sales are derived in these geographic areas. JH Drew has achieved revenue and EBITDA growth during four of the last five years and is again on track to attain record revenues in 2004. Drew has been able to achieve rapid historical growth through acquisitions and new product offerings in existing markets. JH Drew is well positioned to acquire additional companies that will complement current operations and expand market penetrations into existing and new geographic areas.

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

     ITC is a technical services company that provides customer specific turnkey solutions for wireless equipment manufacturers and wireless service providers. Technical services include switch and radio base station engineering as well as the site, survey, delivery, installation and integration process for the implementation of end user equipment offered by a wide range of wireless equipment manufacturers. Nationwide availability is provided by individual program management allowing ITC to offer maintenance solutions for the continuous development of existing service provider's wireless networks. This is achieved by knowledgeable management structure with regional offices located throughout the US and with corporate headquarters strategically positioned in the Midwest. ITC places emphasis on monitoring the evolution of technology in the fast paced wireless industry to ensure that all field personnel are properly trained with the necessary skills it takes to provide the best available service, and wide range of technical solutions provided to the wireless industry.

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

RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTH PERIODS ENDED MAY 31, 2004 AND MAY 31, 2003
-----------------------------

Revenues and Earnings
---------------------

Net revenues for the three months ended May 31, 2004 were $17,255 compared to $3,385 for the three months ended May 31, 2003. This increase was primarily due to the acquisitions of PSM, on October 1, 2003, JH Drew and ITC on April 30, 2004, Commercial Solutions on January 15, 2004 and Nor-Cote and Cornerstone Construction in fiscal year 2003. PSM, which represents all of the Company's Professional Business Solutions Segment, reported revenues of $4,988 for quarter ended May 31, 2004. JH Drew and ITC, which were added to the Company's Wireless Infrastructure Segment, reported revenues of $4,278 and $252 respectively, for the quarter ended May 31, 2004. Commercial Solutions, which was added to the Company's Manufacturing and Distribution segment, reported revenues of $961 for the quarter ended May 31, 2004. Nor-Cote, which was added to the Company's Manufacturing and Distribution Segment on July 1, 2003, reported revenues of $2,601. Cornerstone Construction, which was added to the Company's Wireless Infrastructure Segment on August 15, 2003, reported revenues of $420. Additionally, Kingston had a $480 or 20% increase in revenues over prior quarter due mainly to two contributing factors: 1) an increase in RCA commercial product availability due to a new supplier relationship established in February 2004 and an increase in sales in Kingston's mobile electronics division which was started in February 2003. During the quarter ended May 31, 2004 the Company recorded net earnings in the amount of $639 compared to previous quarter ended May 31, 2003 net earnings of $36.


Costs and Expenses
------------------

Cost of revenues were $13,200 for the three months ended May 31, 2004 compared to $2,484 for the three months ended May 31, 2003. This increase was primarily due to the acquisitions of PSM, on October 1, 2003, JH Drew and ITC on April 30, 2004, Commercial Solutions on January 15, 2004 and Nor-Cote and Cornerstone Construction in fiscal year 2003. PSM, which represents all of the Company's Professional Business Solutions Segment, reported cost of revenues for the quarter ended May 31, 2004 of $4,049. JH Drew and ITC, which were added to the Company's Wireless Infrastructure Segment, reported cost of revenues of $3,464 and $75 consecutively, for the quarter ended May 31, 2004. Commercial Solutions, which was added to the Company's manufacturing and distribution segment, reported cost of revenues of $799 for the quarter ended May 31, 2004. Nor-Cote, which was added to the Company's Manufacturing and Distribution Segment on July 1, 2003, reported cost of revenues of $1,372. Cornerstone Construction, which was added to the Company's Wireless Infrastructure Segment on August 15, 2003, reported cost of revenues of $478. Additionally, Kingston had a $553 or 31% increase in cost of revenues over prior quarter due mainly to increased sales. The decrease in Kingston's gross margin percentage over last year was due to Kingston's inability to take advantage of 2% discount on product purchases due to tightened cash flows and a decrease in DirecTV product sales due to difficulty in internally managing the program and collection efforts.

Selling, general and administrative expenses were $3,272 for the three months ended May 31, 2004, compared to $881 for the three months ended May 31, 2003. This increase was primarily due to the acquisitions of PSM, on October 1, 2003, JH Drew on April 30, 2004, Commercial Solutions on January 15, 2004 and Nor-Cote and Cornerstone Construction in fiscal year 2003. PSM, which represents all of the Company's Professional Business Solutions Segment, reported expenses for the three months ended May 31, 2004 of $482. JH Drew and ITC, which were added to the Company's Wireless Infrastructure Segment, reported expenses of $243 and $44 consecutively, for the quarter ended May 31, 2004. Commercial Solutions, which was added to the Company's manufacturing and distribution segment, reported expenses of $34 for the quarter ended May 31, 2004. Nor-Cote, which was added to the Company's Manufacturing and Distribution Segment on July 1, 2003, reported expenses of $1,093. Cornerstone Construction, which was added to the Company's Wireless Infrastructure Segment on August 15, 2003, reported expenses of $201.

In the Holding Company, there was an increase of $215 in selling, general and administrative expenses for the three months ended May 31, 2004 compared to the same period in the previous fiscal year. This increase was primarily related to the Holding Company's hiring of additional employees, an increase in professional fees due to Company growth, an increase in marketing fees, and two months rent expense absorbed by the Holding Company on a new operating lease agreement with a related party dated March 2004.

Interest expense for the three months ended May 31, 2004 was approximately $141, compared to $41 for the three months ended May 31, 2003. The increase was due primarily to the financing of the Nor-Cote acquisition along with acquired debt from the Nor-Cote acquisition in July 2003, the acquisition of JH Drew and ITC on April 30, 2004, and $1,500 borrowings on a $3,000 line of credit established in February 2004 for financing Commercial Solutions inventory. In order to finance the Nor-Cote acquisition and consolidate Nor-Cote's debt, the Company obtained a $3,600 reducing revolving loan which is amortized over 7 years, with a loan balloon payment due at end of a 5 year term. In order to finance the JH Drew acquisition the Company obtained a $5,000 line of credit available through July 2005, a $1,950 term loan with monthly principal and interest payable over 5 years, a $2,050 term loan with monthly principal and interest payable over 3 years. In addition the Company obtained a $3,000 long-term line of credit facility with a related party on July 1, 2003. This agreement was replaced with a $6,500 long-term line of credit facility with the same related party on April 30, 2004, of which $3,000 of the increased line was borrowed to finance the JH Drew and ITC acquisitions on April 30, 2004.

RESULTS OF OPERATIONS: COMPARISON OF THE NINE MONTH PERIODS ENDED MAY 31, 2004 AND MAY 31, 2003
-----------------------------

Revenues and Earnings
---------------------

Net revenues for the nine months ended May 31, 2004 were $40,271 compared to $10,318 for the nine months ended May 31, 2003. This increase was primarily due to the acquisitions of PSM, on October 1, 2003, JH Drew and ITC on April 30, 2004, Commercial Solutions on January 15, 2004 and Nor-Cote and Cornerstone Construction in fiscal year 2003. PSM, which represents all of the Company's Professional Business Solutions Segment, reported revenues of $13,108 for nine months ended May 31, 2004. JH Drew and ITC, which were added to the Company's Wireless Infrastructure Segment, reported revenues of $4,278 and $252 consecutively, for the nine months ended May 31, 2004. Commercial Solutions, which was added to the Company's Manufacturing and Distribution segment, reported revenues of $1,087 for the nine months ended May 31, 2004. Nor-Cote, which was added to the Company's Manufacturing and Distribution Segment on July 1, 2003, reported revenues of $7,815. Cornerstone Construction, which was added to the Company's Wireless Infrastructure Segment on August 15, 2003, reported revenues of $3,285. During the nine months ended May 31, 2004 the Company recorded net earnings in the amount of $1,282 as compared to previous nine months ended May 31, 2003 of $471.

Costs and Expenses
------------------

Cost of revenues were $30,309 for the nine months ended May 31, 2004 compared to $7,321 for the nine months ended May 31, 2003. This increase was primarily due to the acquisitions of PSM, on October 1, 2003, JH Drew and ITC on April 30, 2004, Commercial Solutions on January 15, 2004 and Nor-Cote and Cornerstone Construction in fiscal year 2003. PSM, which represents all of the Company's Professional Business Solutions segment, reported cost of revenues for the nine months ended May 31, 2004 of $10,586. JH Drew and ITC, which were added to the Company's Wireless Infrastructure Segment, reported cost of revenues of $3,464 and $75 consecutively, for the nine months ended May 31, 2004. Commercial Solutions, which was added to the Company's Manufacturing and Distribution segment, reported cost of revenues of $1,746 for the nine months ended May 31, 2004. Nor-Cote, which was added to the Company's Manufacturing and Distribution Segment on July 1, 2003, reported cost of revenues of $4,163. Cornerstone Construction, which was added to the Company's Wireless Infrastructure Segment on August 15, 2003, reported cost of revenues of $2,964.

Selling, general and administrative expenses were $8,377 for the nine months ended May 31, 2004, compared to $2,493 for the nine months ended May 31, 2003. This increase was primarily due to the acquisitions of PSM, on October 1, 2003, JH Drew and ITC on April 30, 2004, Commercial Solutions on January 15, 2004 and Nor-Cote and Cornerstone Construction in fiscal year 2003. PSM, which represents all of the Company's Professional Business Solutions Segment, reported expenses for nine months ended May 31, 2004 of $1,408. JH Drew and ITC, which were added to the Company's Wireless Infrastructure Segment, reported expenses of revenues of $243 and $44 consecutively, for the nine months ended May 31, 2004. Commercial Solutions, which was added to the Company's Manufacturing and Distribution segment, reported expenses of $54 for the nine months ended May 31, 2004. Nor-Cote, which was added to the Company's Manufacturing and Distribution Segment on July 1, 2003, reported expenses of $3,215. Cornerstone Construction, which was added to the Company's Wireless Infrastructure Segment on August 15, 2003, reported expenses of $558.

In the Holding Company, there was an increase of $363 in selling, general and administrative expenses for the nine months ended May 31, 2004 compared to the same period in the previous fiscal year. This increase was primarily related to the Holding Company's hiring of additional employees, an increase in professional fees due to Company growth, an increase in marketing fees, and two months rent expense absorbed by the Holding Company on a new operating lease agreement with a related party dated March 2004.

Interest expense for the nine months ended May 31, 2004 was approximately $330, compared to $114 for the nine months ended May 31, 2003. The increase was due primarily to the financing of the Nor-Cote acquisition along with acquired debt from the Nor-Cote acquisition in July 2003, the acquisition of JH Drew and ITC on April 30, 2004, and $1,500 borrowings on a $3,000 line of credit established in February 2004 for financing Commercial Solutions inventory. In order to finance the Nor-Cote acquisition and consolidate Nor-Cote's debt, the Company obtained a $3,600 reducing revolving loan which is amortized over 7 years, with a loan balloon payment due at end of a 5 year term. In order to finance the JH Drew acquisition the Company obtained a $5,000 line of credit available through July 2005, a $1,950 term loan with monthly principal and interest payable over 5 years, a $2,050 term loan with monthly principal and interest payable over 3 years. In addition the Company obtained a $3,000 long-term line of credit facility with a related party on July 1, 2003. This agreement was replaced with a $6,500 long-term line of credit facility with the same related party on April 30, 2004, of which $3,000 of the increased line was borrowed to finance the JH Drew and ITC acquisitions on April 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2004, the Company had working capital of approximately $10,098 composed primarily of cash and equivalents, available for sales investments, net accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts and net inventory. The Company's principal sources of liquidity include $3,761 in cash and cash equivalents, $1,470 in available for sale investments, a $1,500 line of credit available through July 31, 2004 of which $0 was available as of May 31, 2004, a $500 line of credit available through June 30, 2004 of which $0 was available as of May 31, 2004, a $3,000 line of credit available through February 2005 of which $1,489 was available as of May 31, 2004 and a $6,500 unsecured line of credit with a stockholder of which $427 was available as of May 31, 2004.

For the nine months ended May 31, 2004, cash flows used by operating activities were $1,617 as compared to $275 for the nine months ended May 31, 2003. The change is primarily related to the Company's increase in accounts receivable of $3,616 due mainly to the increase in quarterly sales in the Company's JH Drew, ITC, Kingston Sales and Commercial Solutions subsidiaries. This decrease in cash flow used by operating activities was offset by net earnings year to date of $1,282.

For the nine months ended May 31, 2004, cash flows used by investing activities were $10,639 as compared to $187 for the nine months ended May 31, 2003. The cash flows used for investing activities for the nine months ended May 31, 2004 is primarily due to the purchase of JH Drew and ITC on April 30, 2004 for an estimated $11,946, net of cash received, and net cash received of $3,302 as a result of the acquisition of PSM on October 1, 2003. Purchases of available for sale securities were $2,044 for the nine months ended May 31, 2004 compared to $0 for the nine months ended May 31, 2003.

For the nine months ended May 31, 2004, cash flows provided by financing activities were $14,910 as compared to $367 for the nine months ended May 31, 2003. The increase was primarily related to $11,900 of new debt acquired in order to finance the Company's acquisition of JH Drew and ITC on April 30, 2004. Additionally the Company's Commercial Solutions subsidiary borrowed $1,511 on a line of credit established in order to finance inventory purchases and working capital needs in its Manufacturing and Distribution. Additionally, money was borrowed on existing lines of credit in order to purchase new equipment in the Manufacturing and Distributions segment as well as new vehicles in the Company's Wireless Infrastructure segment.


OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

During May 2004, the Company's JH Drew subsidiary entered into an operating lease agreement to rent three buildings located in Indiana, Tennessee and Missouri with a related party. The lease agreement includes a five-year term with the option to extend the lease for a one-year period. The base rent for the first twelve months of the lease is $15,000 per month. Following the first twelve month period the base rent will be adjusted by the greater of 3% of the base rent or the increase in the Consumer Price Index. In addition JH Drew shall pay certain expenses including taxes, assessments, maintenance and repairs to the premises.

During March 2004, the Company entered into an operating lease agreement to rent a building with a related party. All of the Company's subsidiaries, excluding JH Drew, Nor-Cote and PSM moved into the new facility between the months of March 2004 through May 2004. The lease agreement includes a five- year term with one option to extend the lease term for a one-year period. The agreement provides for base rent of $20,000 plus 1% of the gross revenues of the Company's Commercial Solution's subsidiary. Following the first twelve-month period, the base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs. The related party is considered a variable interest entity by the Company. FIN 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For variable interest entities other than special-purpose entities, the provisions of FIN 46, as amended, are applicable no later than March 31, 2004. Consolidation is not required since the variable interest entity has sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.

The Company does not expect these Interpretations to have an effect on these arrangements and the Company's consolidated financial statements. The Company will continue to evaluate what effect, if any, the recognition and measurement provisions will have on its consolidated financial statements and related disclosures in future periods.

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

Item 3.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect the disclosure controls and procedures or internal controls can prevent all error and all fraud. The Company's management also recognizes that, because the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and also is subject to other inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives.

The Company carries out ongoing procedures under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the period covered by this report. There have been no significant changes in the Company's internal controls over financial reporting or in other factors that are reasonably likely to significantly affect internal controls over financial reporting.


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

(a) Exhibits

    10.1 Building Lease Between Related Party and Fortune Diversified Industries, Inc.
    10.2          Building Lease Between Related Party and James H. Drew
                  Corporation
    31.1          Rule 15d-14(a) Certification of CEO
    31.2          Rule 15d-14(a) Certification of CFO
    32.1          Section 1350 Certification of CEO
    32.2          Section 1350 Certification of CFO


(b) Reports on Form 8-K.

     The following reports were filed by the Company during the third quarter of fiscal year 2003-2004:

     Current report 8-K dated May 25, 2004 furnishing item 5 and 7, related to the acquisition of ITC by the Company.

     Current report 8-K dated May 15, 2004 furnishing item 2 and 7, related to the acquisition of JH Drew by the Company.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Fortune Diversified Industries, Inc.
                                                  (Registrant)

Date:  July 15, 2004                   By: /s/ Carter M. Fortune
                                           --------------------------------
                                           Carter M. Fortune,
                                           Chief Executive Officer



Date:  July 15, 2004                   By: /s/ Amy Gallo
                                           --------------------------------
                                           Amy Gallo,
                                           Chief Financial Officer