Form 10KSB/A
period 2003-08-31
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2004-11-29
CIK 851249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                    For the fiscal year ended August 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

                         Commission file number: 0-19049

                      Fortune Diversified Industries, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                       74-2504501
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

6402 Corporate Drive, Indianapolis, Indiana              46278
-------------------------------------------            ----------
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



                                EXPLANATORY NOTE

This Amendment No. 1 to our annual Report on Form 10-KSB/A amends our Annual Report on Form 10-KSB for the fiscal year ended August 31, 2003 that was originally filed on November 28, 2003. This amendment is in response to a review of the Company's filings by the Securities Exchange Commission and recommendations made during that review and the Company's and Securities Exchange Commission's subsequent responses. None of the amendments affected net income previously reported on the Company's Form 10-KSB filed on November 28, 2003. The following Items have been amended:

     1) Item 6. Management Discussion and Analysis expanded to include discussion of sale by the Company to Carter M. Fortune and subsequent repurchase of Cornerstone Construction, a discussion of the Company's increase in "Other Operating Expenses" in the Company's entertainment segment and Holding Company.

     2) Item 7. Consolidated financial Statements amended to reflect re-valuation of the Company's acquisitions of Kingston Sales, Telecom Technology, and Nor-Cote acquisitions, breakout of revenues between service and non-service segments and related Costs of Sales, reclassification of $41,000 from revenue outside operations to within operations, revised non cash disclosures related to acquisition due to clerical error on amounts reported for acquired fixed assets and accrued liabilities, Revisions to Footnotes #2,#3, and #9 regarding the above mentioned acquisition valuations, Revisions to footnote #2 and #18 to expand discussion of Cornerstone Construction sale and accounting, Addition of footnote #25 to explain financial statement effect of changes made.


For the convenience of the reader, this Amendment No. 1 amends and restates in its entirety the entire Form 10-KSB, amending only the aforementioned disclosures made in the Management's Discussions and Analysis of Results of Operation and Financial Condition and Consolidated Financial Statements.

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

Item 7.       Financial Statements.................................................................38

Item 8.       Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure.................................................................38

Item 8A.      Controls and Procedures..............................................................38

                                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act....................................39

Item 10.      Executive Compensation...............................................................42

Item 11.      Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters..........................................................44

Item 12.      Certain Relationships and Related Transactions.......................................46

Item 13.      Exhibits and Reports on Form 8-K.....................................................47

Item 14.      Principal Accountant Fees and Services...............................................49

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

Cornerstone Construction offers a full range of construction services to the telecommunications industry, primarily developing wireless networks for wireless carriers. These services include civil construction, electrical, foundations and tower installations, as well as, antennae and line installations. Cornerstone Construction can provide a complete turnkey solution to the development of telecommunications infrastructure. On March 1, 2003, Cornerstone Construction entered into an agreement with Carter M. Fortune (the Company's majority shareholder) in which Mr. Fortune purchased substantially all of Cornerstone Construction's assets in exchange for $298,240.22 paid by Mr. Fortune to Cornerstone Construction, which equated to the book value of Cornerstone Construction's net assets over net liabilities. No gain or loss was recorded on the transaction. This agreement was predicated upon the fact that Cornerstone Construction had not been performing according to the Company's expectations, and Mr. Fortune desired, based on his past success at revitalizing struggling companies, to attempt to increase the performance of Cornerstone Construction through his ownership of its assets. On August 15, 2003, Mr. Fortune decided it was in the best interest of the Company and Cornerstone Construction to sell the assets back to the Company and allow Cornerstone Construction to utilize the resources of the Company's other Wireless Infrastructure subsidiaries. Cornerstone Construction repurchased substantially all of its assets from Mr. Fortune for $189,181.17, which equated to the book value of Cornerstone Construction's net assets over net liabilities. No gain or loss was recorded on the transaction. The transaction was not material to the Company's consolidated financial statements.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2003 AND AUGUST 31, 2002
-----------------------------------------------------------------------------

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                Manufacturing and    Wireless                          Holding            Segment
                                                  Distribution    Infrastructure   Entertainment       Company            Totals
Year Ended August 31, 2003
Net revenues                                       $11,000,000     $4,470,000      $         --      $         --      $ 15,470,000
Cost of revenues                                     7,995,000      3,183,000                --                --        11,178,000
                                                   -----------     ----------      ------------      ------------      ------------
Gross profit                                         3,005,000      1,287,000                --                --         4,292,000
Operating expenses
  Selling, general and administrative expenses       1,877,000      1,353,000           (34,000)          555,000         3,751,000
  Depreciation and amortization                        268,000         66,000                --             8,000           342,000
                                                   -----------     ----------      ------------      ------------      ------------
    Total operating expense                          2,145,000      1,419,000           (34,000)          563,000         4,093,000
                                                   -----------     ----------      ------------      ------------      ------------

Segment operating income (loss)                    $   860,000     $ (132,000)     $     34,000      $   (563,000)     $    199,000
                                                   -----------     ----------      ------------      ------------      ------------

As of August 31, 2003
Cash                                               $   792,000     $   59,000      $      1,000      $     33,000      $    885,000
Available for sale investments                         337,000             --                --                --           337,000
Accounts receivable                                  2,836,000      1,463,000                --             7,000         4,306,000
Inventory, net                                       1,745,000        111,000                --                --         1,856,000
Other current assets                                   543,000         58,000                --            62,000           663,000
Notes receivable                                            --             --                --                --                --
Property, plant & equipment, net                     2,350,000        326,000                --            27,000         2,703,000
Loan origination fees, net                              50,000             --                --                --            50,000
Goodwill                                             5,957,000         82,000                --                --         6,039,000
Other intangible assets, net                         1,180,000             --                --                --         1,180,000
Other long-term assets                                  14,000             --                --                --            14,000
                                                   -----------     ----------      ------------      ------------      ------------

Total Segment Assets                               $15,804,000     $2,099,000      $      1,000      $    129,000      $ 18,033,000
                                                   -----------     ----------      ------------      ------------      ------------


Year Ended August 31, 2002
Net revenues                                       $ 1,529,000     $  813,000      $         --      $         --      $  2,342,000
Cost of revenues                                     1,233,000        874,000                --                --         2,107,000
                                                   -----------     ----------      ------------      ------------      ------------
Gross profit (loss)                                    296,000        (61,000)               --                --           235,000
Operating expenses
  Selling, general and administrative expenses         236,000        854,000             6,000           526,000         1,622,000
  Depreciation and amortization                         14,000         33,000                --             4,000            51,000
                                                   -----------     ----------      ------------      ------------      ------------
    Total operating expense                            250,000        887,000             6,000           530,000         1,673,000
                                                   -----------     ----------      ------------      ------------      ------------

Segment operating income (loss)                    $    46,000     $ (948,000)     $     (6,000)     $   (530,000)     $ (1,438,000)
                                                   -----------     ----------      ------------      ------------      ------------

As of August 31, 2002
Cash                                               $   133,000     $  108,000      $      1,000      $     49,000      $    291,000
Accounts receivable                                  1,617,000        266,000                --           258,000         2,141,000
Purchase adjustment                                         --             --                --           600,000           600,000
Inventory, net                                         509,000             --                --                --           509,000
Other current assets                                    18,000         51,000                --            15,000            84,000
Notes receivable                                            --             --                --            30,000            30,000
Property, plant & equipment, net                       358,000        203,000                --            19,000           580,000
Goodwill                                             1,276,000             --                --                --         1,276,000
Other intangible assets, net                           751,000             --                --                --           751,000
                                                   -----------     ----------      ------------      ------------      ------------

Total Segment Assets                               $ 4,662,000     $  628,000      $      1,000      $    971,000      $  6,262,000
                                                   -----------     ----------      ------------      ------------      ------------

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

Operating Expenses

Operating income for the year ended August 31, 2003 was $34,000, compared to operating expense of $6,000 for the year ended August 31, 2002, an increase of $40,000. Although WOW was not actively engaged in any business, the increase is due to worker's compensation insurance premium reimbursements and reduction of the medical insurance claims reserve.

Operating Income (Loss)

Operating income for the year ended August 31, 2003 was $34,000, compared to $(6,000) for the year ended August 31, 2002, an increase of $40,000. Although WOW was not actively engaged in any business, the increase is due to worker's compensation insurance premium reimbursements and the reversal of the medical insurance claims reserve.


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

The Holding Company reported other income of $86,000 for the year ended August 31, 2003 as compared to other expense of $45,000 for the year ended August 31, 2002. The increase was mainly due to $85,000 in related party income received for expenses related to shared office space and contract labor charged by the Company to Cornerstone Construction during the period March 1, 2003 through August 15, 2003 while Cornerstone Construction was owned independently by Carter
M. Fortune.

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

                           Summary Compensation Table

                                                                                 Long Term
                                                                               Compensation
                             Fiscal                                               Awards
                             Year      Annual Compensation                      Securities
Name and Principal           Ending    -------------------     Other Annual     Underlying      All Other
Position                     Aug. 31  Salary ($)  Bonus ($)  Compensation ($)   Options (#)  Compensation ($)
---------------------------  -------  ----------  ---------  ----------------   -----------  ----------------
Jeffrey J. Lewis, CEO        2003             --         --                --            --                --
                             2002             --         --                --            --                --
                             2001        $67,000         --                --       200,000                --

Carter M. Fortune, CEO       2003             --         --                --            --                --
                             2002             --         --                --            --                --
                             2001             --         --                --            --                --
Herman Haffner, President of
   Nor-Cote                  2003        $20,000 (1)     --            121,571 (2)       --                --
                             2002             --         --                --            --                --
                             2001             --         --                --            --                --

(1) For the last two months of the period ending August 31, 2003 ($120,000 on an annual basis).
(2) On or about July 1, 2003, the Company issued two hundred, twenty eight thousand, five hundred seventy one (228,571) shares of its common stock to Mr. Haffner. Mr. Haffner shall vest in these shares on July 1, 2006 if Nor-Cote's cumulative EBITDA over the three (3) year period is greater than one dollar (US) ($1.00). In addition, on or about July 1, 2003, the Company issued an additional three hundred thousand (300,000) shares of its common stock to Mr. Haffner. Mr. Haffner shall vest in these shares at a rate of one hundred thousand (100,000) shares for each one million, six hundred thousand dollars ($1,600,000)(U.S.) of EBITDA earned by Nor-Cote over the same three year period (to a maximum amount of four million, eight hundred thousand dollars (U.S.)($4,800,000.00) of EBITDA). As of August 31, 2003, the 528,571 shares are valued at $121,571 (528,571 x $.23). In addition, Nor-Cote shall pay to Mr. Haffner an annual bonus if Nor-Cote attains certain EBITDA thresholds during a fiscal year (July 1 to June 30). If Nor-Cote's EBITDA during a fiscal year is greater than $2,500,000, Nor-Cote shall pay Mr. Haffner a bonus in the amount of $45,000. If Nor-Cote's EBITDA during a fiscal year is greater than $2,000,000, but less than or equal to $2,500,000, Nor-Cote shall pay Mr. Haffner a bonus in the amount of $25,000. If Nor-Cote's EBITDA during a fiscal year is greater than $1,600,000 but less than or equal to $2,000,000, Nor-Cote shall pay Mr. Haffner a bonus in the amount of $10,000. If Nor-Cote's EBITDA during a fiscal year is less than or equal to $1,600,000, Nor-Cote shall not pay Mr. Haffner a bonus.

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

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortune Diversified Industries, Inc. and Subsidiaries as of August 31, 2003 and 2002, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.

As discussed in Note 25, the consolidated financial statements for the years ended August 31, 2003 and 2002 have been restated.


/s/  Whipple & Company, PC

Indianapolis, Indiana
November 25, 2003
Except for Note 25, as to which Date is November 15, 2004.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 2003 and 2002

                                     ASSETS

                                                                   2003            2002
CURRENT ASSETS
     Cash and equivalents                                     $    885,000    $    291,000
     Available for sale investments                                337,000              --
     Accounts receivable, net                                    4,306,000       2,141,000
     Purchase adjustment receivable                                     --         600,000
     Inventory, net                                              1,856,000         509,000
     Recoverable income taxes                                      220,000              --
     Other current assets                                          443,000          84,000
                                                              ------------    ------------
         Total Current Assets                                    8,047,000       3,625,000
                                                              ------------    ------------

OTHER ASSETS

     Notes receivable                                                   --          30,000
     Property, plant & equipment, net                            2,703,000         580,000
     Loan origination fees, net                                     50,000              --
     Goodwill                                                    6,039,000       1,276,000
     Other intangible assets, net                                1,180,000         751,000
     Other long term assets                                         14,000              --
                                                              ------------    ------------
         Total Other Assets                                      9,986,000       2,637,000
                                                              ------------    ------------

         TOTAL ASSETS                                         $ 18,033,000    $  6,262,000
                                                              ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Lines of credit                                          $  1,038,000    $  1,277,000
     Accounts payable                                            1,062,000         477,000
     Due to related party                                          230,000              --
     Current maturities of long-term debt                          861,000         442,000
     Current maturities of capital lease obligations                 9,000           8,000
     Accrued expenses                                            1,489,000         241,000
     Deferred revenue                                                   --         241,000
                                                              ------------    ------------
         Total Current Liabilities                               4,689,000       2,686,000
                                                              ------------    ------------

LONG-TERM LIABILITIES
     Line of credit - related party                           $  2,000,000    $         --
     Long-term debt, less current maturities                     5,202,000       2,589,000
     Capital lease obligations, less current maturities              8,000          17,000
                                                              ------------    ------------
         Total Long-term Liabilities                             7,210,000       2,606,000
                                                              ------------    ------------

TEMPORARY EQUITY                                              $    480,000    $    480,000
                                                              ------------    ------------


STOCKHOLDERS' EQUITY
     Common stock                                                  802,000         655,000
     Additional paid-in capital and warrants outstanding        11,406,000       6,441,000
     Accumulated deficit                                        (6,491,000)     (6,606,000)
     Accumulated other comprehensive loss                          (63,000)             --
                                                              ------------    ------------
         Total Stockholders' Equity                              5,654,000         490,000
                                                              ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 18,033,000    $  6,262,000
                                                              ============    ============

See Accompanying Notes to Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002

                                                           2003            2002
NET REVENUES WIRELESS INFRASTRUCTURE SERVICES         $  4,470,000    $  2,342,000
NET REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT     11,000,000              --
                                                      ------------    ------------
NET REVENUES                                            15,470,000       2,342,000

COST OF REVENUES WIRELESS INFRASTRUCTURE SERVICES        3,183,000       2,107,000
COST OF REVENUES MANUFACTURING AND DISTRIBUTION          7,995,000              --
                                                      ------------    ------------
COST OF REVENUES                                        11,178,000       2,107,000
                                                      ------------    ------------

GROSS PROFIT                                             4,292,000         235,000

OPERATING EXPENSES
    Selling, general and administrative expenses         3,751,000       1,622,000
    Depreciation and amortization                          342,000          51,000
                                                      ------------    ------------
       Total Operating Expenses                          4,093,000       1,673,000
                                                      ------------    ------------

OPERATING INCOME (LOSS)                                    199,000      (1,438,000)

OTHER INCOME (EXPENSE)
    Interest income                                         15,000          51,000
    Interest expense                                      (185,000)        (23,000)
    Loss on investments in marketable
     securities, net                                            --        (597,000)
    Net gain (loss) on sale of equipment                        --         (23,000)
    Other income (expense)                                  86,000         (45,000)
                                                      ------------    ------------
       Total Other Income (Expense)                        (84,000)       (637,000)
                                                      ------------    ------------

NET INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                         115,000      (2,075,000)

PROVISION FOR INCOME TAXES                                      --              --
                                                      ------------    ------------

NET (LOSS)                                            $    115,000    $ (2,075,000)
                                                      ============    ============


BASIC INCOME (LOSS) PER SHARE                         $       0.00    $      (0.03)
                                                      ============    ============


DILUTED INCOME (LOSS) PER SHARE                       $       0.00    $      (0.03)
                                                      ============    ============

See Accompanying Notes to Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Years Ended August 31, 2003 and 2002



                                                 Additional                                 Accumulated
                                              Paid-in Capital    Cost of    Accumulated        Other        Total     Comprehensive
                                      Common    and Warrants    Treasury      Earnings     Comprehensive Stockholders     Income
                                      Stock     Outstanding       Stock       (Deficit)       Income        Equity        (Loss)

BALANCE AT AUGUST 31, 2001            695,000     7,001,000             --  $ (4,531,000)                   3,165,000

Purchase of 4,000,000 shares of
 common stock in treasury                         --      (560,000)       (40,000)           --      (600,000)
Cancellation of 4,000,000 shares of
 treasury stock                       (40,000)           --         40,000            --            --
Net loss                                   --            --             --    (2,075,000)           --     (2,075,000)           --
                                    ---------  ------------   ------------  ------------  ------------   ------------  ------------

BALANCE AT AUGUST 31, 2002          $ 655,000  $  6,441,000   $         --  $ (6,606,000) $         --   $    490,000  $         --
                                    =========  ============   ============  ============  ============   ============  ============

Purchase of 200,000 shares of
 common stock in treasury                  --       (28,000)        (2,000)           --            --        (30,000)           --
Issuance of 200,000 shares of
 common stock                           2,000        12,000             --            --            --         14,000            --
Issuance of 22,293,179 shares of
  common stock for acquisitions       224,000     4,904,000                                                 5,128,000
Cancellation of 7,668,364 shares of
  common stock                        (77,000)       77,000                                                        --
Cancellation of 200,000 shares of
 treasury stock                        (2,000)                       2,000                                         --
Net income                                 --            --             --       115,000            --        115,000       115,000
Translation adjustments, net of tax        --            --             --            --       (76,000)       (76,000)      (76,000)
Net unrealized investments gains,
 net of tax                                --            --             --            --        13,000         13,000        13,000
                                    ---------  ------------   ------------  ------------  ------------   ------------  ------------

BALANCE AT AUGUST 31, 2003          $ 802,000  $ 11,406,000   $         --  $ (6,491,000) $    (63,000)  $  5,654,000  $     52,000
                                    =========  ============   ============  ============  ============   ============  ============





See Accompanying Notes to Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended August 31, 2003 and 2002

                                                                      2003            2002
OPERATING ACTIVITIES
    Net income (loss)                                             $   115,000     $(2,075,000)
    Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
      Depreciation and amortization                                   342,000          51,000
      Net realized loss from sale of available for
       sale securities                                                     --         597,000
      Net loss on disposal of equipment                                    --          23,000
      Changes in certain operating assets and liabilities:
         Accounts receivable                                         (604,000)       (245,000)
         Inventories                                                 (279,000)        238,000
         Other current assets                                         (14,000)         31,000
         Accounts payable                                              90,000        (264,000)
         Accrued expenses and other current liabilities                55,000         104,000
         Deferred revenue                                            (241,000)          6,000
                                                                  -----------     -----------
           Net Cash Used by Operating Activities                     (536,000)     (1,534,000)
                                                                  -----------     -----------

INVESTING ACTIVITIES
    Purchases of property and equipment                              (345,000)        (32,000)
    Purchases of available for sale securities                             --      (5,448,000)
    Collecton of notes receivable, related party                      146,000              --
    Sales of available for sale securities                                 --       4,851,000
    Acquisition of productive assets and businesses, net cash      (1,997,000)     (3,740,000)
    Proceeds from sale of subsidiary to stockholder                   298,000              --
                                                                  -----------     -----------
           Net Cash Used by Investing Activities                   (1,898,000)     (4,369,000)
                                                                  -----------     -----------

FINANCING ACTIVITIES
    Collection of purchase adjustment receivables                     600,000              --
    Net borrowings (repayments) under line of credit                 (437,000)        628,000
    Net borrowings on long-term line of credit - related party      2,000,000              --
    Borrowings on long-term debt                                    3,444,000       3,003,000
    Due to related party                                              230,000              --
    Payments on long-term debt                                     (2,725,000)             --
    Borrowings on capital lease obligations                                --          25,000
    Payments on  capital lease obligations                             (8,000)             --
                                                                  -----------     -----------
           Net Cash Provided by Financing Activities                3,104,000       3,656,000
                                                                  -----------     -----------

           Effect of exchange rate changes on cash                    (76,000)             --

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       594,000      (2,247,000)

CASH AND EQUIVALENTS
    Beginning of Period                                               291,000       2,538,000
                                                                  -----------     -----------

    End of Year Period                                            $   885,000     $   291,000
                                                                  ===========     ===========

SUPPLEMENTAL DISCLOSURES
    Interest paid                                                    (165,000)        (23,000)
                                                                  ===========     ===========

    Noncash investing and financing activities:
      Issuance (redemption) of common stock in exchange
       for notes receivable                                                --        (600,000)

      Acquisitions (see Note 3)
         Cash                                                       1,046,000              --
         Investments                                                  314,000              --
         Accounts receivable                                        1,694,000       1,373,000
         Inventory                                                  1,112,000         747,000
         Prepaid expenses and other current assets                    589,000              --
         Other non-current assets                                     199,000              --
         Accounts payable                                            (567,000)       (668,000)
         Accrued expenses and other current liabilities            (1,287,000)        (59,000)
         Deferred revenue                                                  --        (235,000)
         Vehicles, equipment and leasehold improvements             2,175,000         363,000
         Line of credit                                                    --        (649,000)
         Long-term debt                                            (2,313,000)        (28,000)
         Goodwill and other intangible assets                       5,187,000       2,036,000
                                                                  -----------     -----------
                                                                    8,149,000       2,880,000
                                                                  -----------     -----------
         Purchase adjustment receivable                                     0         600,000
         Common stock consideration                                (5,140,000)       (480,000)
                                                                  -----------     -----------
         Cash paid                                                $ 3,009,000     $ 3,000,000
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

The Company has elected to perform the annual impairment test of recorded goodwill as required by SFAS 142 as of the end of the fiscal year. The results of this annual impairment test indicated that the fair value of each of the reporting units as of May 31, 2003, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill was not subject to impairment.

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

The Company evaluated the financial impact of EITF 00-19 as it relates to the put option based on the likelihood the outcome may trigger such put option. The contingencies as discussed above which were necessary to activate the put option were deemed remote by management at the time of the acquisition and at the time of this filing. As a result, the Company did not report a liability as the put option is deemed to be immaterial to the Company's financial statements at August 31, 2003.

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

The Stock Exchange Agreement's terms include, among other things, the exchange of a total of 1,451,985.47 shares of Nor-Cote's common stock by Norman G. Wolcott, Jr. and the Wolcott Trust, and a total of 747,992.51 shares of Nor-Cote's preferred stock by the Trustee, in exchange for certain shares of the Company held by its wholly owned subsidiary, Nor-Cote Acquisition, Inc. The Company's shares were exchanged at a ratio of eight and five hundred and thirty four thousandths (8.534) shares for each share of the Nor-Cote's common stock and thirteen and two hundred and forty seven thousandths (13.247) shares for each share of Nor-Cote's preferred shares exchanged. The Company exchanged 12,391,244 of its own shares to Norman G. Wolcott, Jr. and the Wolcott Trust and exchanged 7,668,364 of its own shares to the Trustee. The Company issued an additional 2,237,531 restricted shares to key employees, contingent on the fulfillment of Nor-Cote financial targets included in the employee's respective employment agreement.

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

Effective as of October 1, 2003, the Company has entered into the following agreements:
---------------------------------------------------------------------------

Agreement and Plan of Merger by and among Professional Staff Management, Inc. ("PSM"), an Indiana corporation, PSM Acquisition, Inc., an Indiana corporation and wholly owned subsidiary of the Company, Harlan Schafir, and the Company. Agreement and Plan of Merger by and among Professional Staff Management, Inc. II ("PSM II"), an Indiana corporation, PSM Acquisition II, Inc., an Indiana corporation and wholly owned subsidiary of the Company, Harlan M. Schafir, and the Company. Agreement and Plan of Merger by and among Pro Staff, Inc. ("Pro-Staff"), an Indiana corporation, PSM Acquisition III, Inc., an Indiana corporation and wholly owned subsidiary of the Company, Harlan M. Schafir, and the Company. (collectively, "Merger Agreements")

The Merger Agreements' terms include, among other things, the exchange of all of the outstanding shares of PSM (125 shares); PSM II (500 shares); and Pro Staff (500 shares), all held by Harlan M. Schafir, for a total of 13,100,000 shares of the Company's common shares. The Company formed three wholly-owned subsidiaries, PSM Acquisition, Inc.; PSM Acquisition II, Inc.; and PSM Acquisition III, Inc. The Company's shares were exchanged at the following ratios: Sixty-Six Thousand, Twenty-Four (66,024) shares of the Company's common stock for each share of PSM.; Four Thousand, Four Hundred Fifty-Four (4,454) shares of the Company's common stock for each share of PSM II; and, Five Thousand, Two Hundred Forty (5,240) shares of the Company's common stock for each share of Pro Staff. The Company exchanged a total of 13,100,000 shares as follows: Eight Million, Two Hundred Fifty Three Thousand (8,253,000) shares for the shares of PSM; Two Million, Two Hundred Twenty Seven Thousand (2,227,000) shares for the shares of PSM II; and Two Million, Six Hundred Twenty Thousand 2,620,000) shares for the shares of Pro Staff.

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

Mr. Schafir will continue as Chairman of PSM under the terms of an employment agreement dated October 1, 2003 and incorporated into the Stock Purchase Agreement as an exhibit. The employment agreement is effective October 1, 2003 to and including September 30, 2006, unless terminated pursuant to agreement terms. Prior to the Agreement, there was no material relationship between the Company and Mr. Schafir.

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
                                                               ==========


Kingston Sales Corporation
--------------------------

The Company acquired from Robert J. Kingston 1,000 shares of the common stock, no par value, of Kingston Sales Corporation (an Indiana Corporation), constituting all of the outstanding shares of Kingston's capital stock, pursuant to the terms of a Stock Purchase Agreement by and among Fortune Diversified Industries, Inc., Kingston Sales Corporation and Robert J. Kingston, effective July 31, 2002. Kingston is an industry-leading manufacturers' representative and distributor for prominent national companies in the electronic, sound, security, and video markets. Kingston offers the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems. The Company intends for Kingston, as a wholly-owned subsidiary of the Company, to continue to operate as it did prior to the acquisition in its Manufacturing and Distribution segment. The transaction was accounted for using the purchase method of accounting. The source of funds for the transaction came from a loan from a financial institution (see Note 10). The purchase price was payable in cash of $3,000,000 paid at closing less a purchase adjustment amount of $600,000 based upon certain requirements in the Stock Purchase Agreement and proposed Amendment to the Stock Purchase Agreement paid to the Company by Mr. Kingston in November 2002. There is also a $250,000 contingent payment that is part of the Stock Purchase Agreement due on or before December 15, 2004. The payment of any or all of the $250,000 to Mr. Kingston, on or before December 15, 2004, is contingent upon Kingston attaining certain cumulative earnings before income tax
(EBIT) requirements, as described in the Stock Purchase Agreement, during the period September 1, 2002 to August 31, 2004. This contingent consideration will be recorded as an additional cost of the acquisition when the contingency is resolved, which is anticipated sometime in 2004. The fair market value of the 8,000,000 shares of the Company's common stock of $480,000 (which was based upon the bid price discounted for various factors, including liquidity) was also included as part of the purchase price. The excess of the aggregate purchase price over net assets was $2,036,000, which has been allocated between goodwill, customer relationships, and the non-compete agreement based on management's assessment as required by SFAS No. 141, "Business Combinations". The redemption of the Kingston stock valued at $480,000 is outside the control of the Company due to the put option discussed in Note 2 and is reflected outside of equity as required by EITF 00-19. The following is a condensed balance disclosing the amount assigned to each major asset and liability caption of Kingston at the acquisition date:

  Accounts receivable                                           $1,373,000
  Inventory                                                        747,000
  Vehicles, equipment and leasehold improvements                   363,000
  Goodwill                                                       1,276,000
  Customer relationships                                           526,000
  Non-compete agreement                                            234,000
                                                                ----------
                                                                 4,519,000
                                                                ----------
  Accounts payable                                                 668,000
  Accrued expenses and other current liabilities                    59,000
  Deferred revenue                                                 235,000
  Line of credit                                                   649,000
  Long-term debt                                                    28,000
                                                                ----------
                                                                 1,639,000
                                                                ----------
                                                                $2,880,000
                                                                ==========

  Cash consideration paid as of 8/31/02                         $3,000,000
  Purchase adjustment receivable at 8/31/02                       (600,000)
                                                                ----------
                                                                 2,400,000
                                                                ----------
  Fair value of common stock consideration                         480,000
                                                                ----------
                                                                $2,880,000
                                                                ==========



Telecom Technology Corp.
------------------------

TTC Acquisition Company ("TTC"), an Indiana corporation and wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of Telecom Technology Corp. ("Telecom"), an Indiana corporation, and Michael W. Grothe, through an Asset Purchase Agreement effective as of September 1, 2002 ("TTC Agreement"). Mr. Grothe is party to the TTC Agreement and is subject to an Employment Agreement. Prior to the TTC Agreement, there was no material relationship between the Company and Telecom or Mr. Grothe. Telecom provides cable and wiring solutions for interactive communication and networking data transmission. The Company has devoted the assets of TTC to its existing Wireless Infrastructure Segment. The assets acquired include certain of Telecom's work-in-process, software and related assets, fixed assets, equipment and machinery, computer hardware and fixtures, a complete customer list, intellectual property, sales proposals and like documents and contracts, inventory, accounts receivable, intangible assets, prepaid expenses, and cash and cash equivalents. TTC accepted and assumed $45,000 of specifically identified accounts payable and all of Sellers' rights and executory obligations under the Assumed Contracts to be performed after the Closing Date (excluding any obligations or liabilities of Sellers under any Assumed Contracts that were to have been performed, fulfilled or satisfied on or prior to the Closing Date). In addition to the assumed liabilities, the consideration given for the acquired assets was $125,952 cash and 450,000 restricted shares of the Company's common stock, of which 200,000 shares vested immediately and 250,000 shares are subject to adjustments as described in the TTC Agreement. As of August 31, 2003, 250,000 of the contingent shares were never issued and forfeited. The remaining 200,000 shares were issued and valued as part of the purchase at $.06 per share (which was based upon the bid price discounted for various factors, including liquidity).

In addition, the Company, through TTC and an Asset Purchase Agreement effective as of September 1, 2002 ("Hagan Agreement"), acquired the customer lists, and other business assets of Pat Hagan, who is employed by TTC. The assets were acquired through Telecom. Mr. Hagan is a party to the Hagan Agreement and is subject to an Employment Agreement. Prior to the Hagan Agreement, there was no material relationship between the Company and Mr. Hagan. The consideration given for the acquired assets was $1.00 cash and 250,000 restricted shares of the Company's common stock, which are subject to adjustments based upon earnings goals of TTC from the period September 1, 2003 to August 31, 2004 as described in the Hagan Agreement. As of August 31, 2003, due to oversight by the Company, none of the 250,000 shares were issued. No value was assigned to these contingent common shares at August 31, 2003 and management deemed achievement of earnings goals to be remote.

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

The Company exchanged 12,391,244 of its own shares to Norman G. Wolcott, Jr. and the Wolcott Trust and exchanged 7,668,364 of its own shares to the Trustee. The 7,668,364 shares were transferred back to the Company and retired and applied as payment on an inside loan payable from the ESOP to Nor-Cote in the principal amount of $6,028,991.01. The debt was non recourse to the ESOP but was collateralized by 578,875.512 preferred shares that were unallocated to Nor-Cote's ESOP participants. Additionally, 2,233,571 common shares were issued to retain key employees. Of the 2,233,571 common shares issued, 2,128,571 common shares were issued according to employment agreements with officers of Nor-Cote and are contingent upon the Nor-Cote obtaining certain earnings goals over the period July 1, 2003 through July 1, 2006. The contingent stock consideration is included as a component of the purchase price in accordance with Emerging Issues Task Force 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," under arrangements not affected by employment termination. As of August 31, 2003 consideration for the 2,128,571 shares were included in permanent equity under SFAS 141 as management of the Company deems likelihood that payment of such contingent consideration is beyond a reasonable doubt.

In addition to the exchange described above, Norman G. W Wolcott, Jr. and the Wolcott Trust received one million eight hundred thousand dollars ($1,800,000.00) in cash. The Trustee received eight hundred ninety three thousand, six hundred eight dollars ($893,608.00) for one hundred sixty nine thousand one hundred sixteen and 998/1000 (169,116.998) preferred shares of Nor-Cote held by the Trustee. Nor-Cote subsequently filed a Plan of Termination for its ESOP with the Internal Revenue Service and received a favorable determination letter dated June 15, 2004. The net assets of the ESOP totaling approximately $650,000 have been distributed to participants in accordance with the Plan of Termination. As of the date of this report, the final return report has been filed with the Internal Revenue Service.

The source of funds for the transaction came from an unsecured line of credit from a stockholder and from a loan from a financial institution (see Note 10). The fair market value of the 22,293,179 shares of the Company's common stock of $5,127,000(which was based upon the quoted market price of the Company's stock traded for a reasonable period before and after the acquisition. The stock price was discounted due to various market factors including historical trading volume and volatility.)was also included as part of the purchase price. In addition to the assumed liabilities, the aggregate purchase price of the acquisition was $7,821,000 of which $5,230,000 consists of goodwill and customer relationships. The following is a condensed balance disclosing the amount assigned to each major asset and liability caption of Nor-Cote at the acquisition date:




Cash and cash equivalents                                  $ 1,014,000
Investments                                                    314,000
Accounts receivable                                          1,561,000
Inventory                                                    1,068,000
Prepaid expenses and other current assets                      577,000
PP&E, net                                                    2,056,000
Intangible assets                                              549,000
Goodwill                                                     4,681,000
Other non-current assets                                       199,000
                                                          ------------

                                                            12,019,000
                                                          ------------

Accounts payable                                               495,000
Accrued expenses and other current liabilities               1,390,000
Long-term debt                                               2,313,000
                                                          ------------

                                                             4,198,000
                                                          ------------

                                                             7,821,000
                                                          ============

Cash consideration                                           2,694,000

Fair value of common stock consideration                     5,127,000
                                                          ------------

                                                             7,821,000
                                                          ============


Cornerstone Construction Wireless Services
------------------------------------------
Cornerstone Construction is an Indiana corporation and is a wholly owned subsidiary of the Company. Cornerstone Construction was initially established on October 24, 2001. On March 1, 2003, Cornerstone Construction and Carter M. Fortune entered into an Agreement for Purchase and Sale of Assets by which Mr. Fortune purchased substantially all of the assets and property owned by Cornerstone Construction that were used in connection with the business. The nature and amount of consideration given for the acquired assets and property was two hundred ninety-eight thousand, two hundred forty dollars and twenty-two cents ($298,240.22), which equated to the book value of Cornerstone Construction's net assets over net liabilities. No gain or loss was recorded on the transaction. On August 15, 2003, Carter M. Fortune and Cornerstone Construction entered into an Agreement for Purchase and Sale of Assets by which Cornerstone Construction purchased substantially all of the assets and properties owned by Mr. Fortune that were used in connection with the construction business. Mr. Fortune received one hundred eighty-nine thousand, one hundred eighty-one dollars and seventeen cents ($189,181.17) for the assets and property, which equated to the book value of Cornerstone Construction's net assets over net liabilities. No gain or loss was recorded on the transaction.


ACQUISITIONS SUBSEQUENT TO YEAR ENDED AUGUST 31, 2003
-----------------------------------------------------

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
                                                ===========       ==========

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the years ended August 31, 2003, as reclassified for the adoption of SFAS 142, are as follows:

                                         MANUFACTURING AND     WIRELESS                           HOLDING           SEGMENT
                                           DISTRIBUTION     INFRASTRUCTURE   ENTERTAINMENT        COMPANY           TOTALS
                                         -----------------  --------------   -------------      ------------     -------------
     Goodwill at August 31, 2002           $  1,276,000      $        -0-     $        -0-      $        -0-     $   1,276,000
     Goodwill acquired during year            4,681,000            82,000              -0-               -0-         4,763,000
     Impairment losses                              -0-               -0-              -0-               -0-               -0-
                                             ----------        ----------       ----------        ----------        ----------
     Goodwill at August 31, 2003           $  5,957,000      $     82,000     $        -0-      $        -0-     $   6,039,000
                                           ============      ============     ============      ============     =============

     The total amount of goodwill that is deductible for tax purposes is $1,276,000 at August 31, 2003.


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
                                                           ==========

NOTE 12 - STOCKHOLDERS' EQUITY

     The following are the details of the Company's common stock as of August 31, 2003 and 2002:

                                              Number of Shares
                                  Authorized    Issued   Outstanding     Amount

     August 31, 2003
        Common stock, $0.01 par
         value (1)               150,000,000  88,216,444  88,216,444   $ 802,000
                                                                       =========

     August 31, 2002
        Common stock, $0.01 par
         value (2)               150,000,000  73,496,629  73,496,629   $ 735,000
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

     As described in Note 3, the Company sold Cornerstone Construction on March 1, 2003 for approximately $298,000 to the Company's majority stockholder. The Company repurchased Cornerstone Construction from the majority stockholder for approximately $190,000 on August 15, 2003. No gain or loss was recognized on either transaction. The majority stockholder advanced the Company the $190,000 to finance the purchase. The Company repaid the balance to the majority stockholder in September 2003. This amount along with an additional $40,000 advanced to the Company by the majority stockholder during the year ended August 31, 2003, is included in the Company's consolidated balance sheet as a $230,000 related party current liability.

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

NOTE 24 - SEGMENT INFORMATION

The operations of the Company are organized around the following segments:

o        Manufacturing and Distribution
o        Wireless Infrastructure
o        Entertainment
o        Holding Company

                                                Manufacturing and    Wireless                          Holding            Segment
                                                  Distribution    Infrastructure   Entertainment       Company            Totals
Year Ended August 31, 2003
Net revenues                                       $11,000,000     $4,470,000      $         --      $         --      $ 15,470,000
Cost of revenues                                     7,995,000      3,183,000                --                --        11,178,000
                                                   -----------     ----------      ------------      ------------      ------------
Gross profit                                         3,005,000      1,287,000                --                --         4,292,000
Operating expenses
  Selling, general and administrative expenses       1,877,000      1,353,000           (34,000)          555,000         3,751,000
  Depreciation and amortization                        268,000         66,000                --             8,000           342,000
                                                   -----------     ----------      ------------      ------------      ------------
    Total operating expense                          2,145,000      1,419,000           (34,000)          563,000         4,093,000
                                                   -----------     ----------      ------------      ------------      ------------

Segment operating income (loss)                    $   860,000     $ (132,000)     $     34,000      $   (563,000)     $    199,000
                                                   -----------     ----------      ------------      ------------      ------------

As of August 31, 2003
Cash                                               $   792,000     $   59,000      $      1,000      $     33,000      $    885,000
Available for sale investments                         337,000             --                --                --           337,000
Accounts receivable                                  2,836,000      1,463,000                --             7,000         4,306,000
Inventory, net                                       1,745,000        111,000                --                --         1,856,000
Other current assets                                   543,000         58,000                --            62,000           663,000
Notes receivable                                            --             --                --                --                --
Property, plant & equipment, net                     2,350,000        326,000                --            27,000         2,703,000
Loan origination fees, net                              50,000             --                --                --            50,000
Goodwill                                             5,957,000         82,000                --                --         6,039,000
Other intangible assets, net                         1,180,000             --                --                --         1,180,000
Other long-term assets                                  14,000             --                --                --            14,000
                                                   -----------     ----------      ------------      ------------      ------------

Total Segment Assets                               $15,804,000     $2,099,000      $      1,000      $    129,000      $ 18,033,000
                                                   -----------     ----------      ------------      ------------      ------------


Year Ended August 31, 2002
Net revenues                                       $ 1,529,000     $  813,000      $         --      $         --      $  2,342,000
Cost of revenues                                     1,233,000        874,000                --                --         2,107,000
                                                   -----------     ----------      ------------      ------------      ------------
Gross profit (loss)                                    296,000        (61,000)               --                --           235,000
Operating expenses
  Selling, general and administrative expenses         236,000        854,000             6,000           526,000         1,622,000
  Depreciation and amortization                         14,000         33,000                --             4,000            51,000
                                                   -----------     ----------      ------------      ------------      ------------
    Total operating expense                            250,000        887,000             6,000           530,000         1,673,000
                                                   -----------     ----------      ------------      ------------      ------------

Segment operating income (loss)                    $    46,000     $ (948,000)     $     (6,000)     $   (530,000)     $ (1,438,000)
                                                   -----------     ----------      ------------      ------------      ------------

As of August 31, 2002
Cash                                               $   133,000     $  108,000      $      1,000      $     49,000      $    291,000
Accounts receivable                                  1,617,000        266,000                --           258,000         2,141,000
Purchase adjustment                                         --             --                --           600,000           600,000
Inventory, net                                         509,000             --                --                --           509,000
Other current assets                                    18,000         51,000                --            15,000            84,000
Notes receivable                                            --             --                --            30,000            30,000
Property, plant & equipment, net                       358,000        203,000                --            19,000           580,000
Goodwill                                             1,276,000             --                --                --         1,276,000
Other intangible assets, net                           751,000             --                --                --           751,000
                                                   -----------     ----------      ------------      ------------      ------------

Total Segment Assets                               $ 4,662,000     $  628,000      $      1,000      $    971,000      $  6,262,000
                                                   -----------     ----------      ------------      ------------      ------------

NOTE 25: RESTATEMENT OF FINANCIAL STATEMENTS

The Company recently determined that its previously filed financial statements for 2003 required restatement. The following discussion describes the nature and impact of the restatement items on the relevant financial captions. The primary reason for the restatement was the Company determined that the trading and volatility discounts assigned to the Company's stock valuation related to the business combinations of Kingston Sales Corporation, Nor-cote International, and Telecom Technologies Corporation were not in accordance with SFAS 141. In additon the Company did not disclose the wireless infrastructure revenue and costs of revenue, which exceeded 10% of total revenue. Certain immaterial nonoperating costs were also reclassified into selling, general and administrative expenses. Accordingly, the Company has restated its previously filed consolidated financial statements for the fiscal year 2003 accompanying consolidated financial statements which reflect the appropriate accounting treatment for the restated items.

The following table summarizes certain of the restatement on the Company's consolidated financial statements as of and for the years ended August 31, 2003 and 2002:
                                                    Year Ended August 31, 2003
                                                    ---------------------------

                                                    As Reported     As Restated
                                                    -----------     -----------
Consolidated statement
    of operations:
Selling General and Administrative expenses          $3,792,000     $ 3,751,000
                                                     ==========     ===========
Other Income                                         $  127,000     $    86,000
                                                     ==========     ===========
Net Income                                           $  115,000     $   115,000
 Income per share                                    $     0.00     $      0.00
                                                     ==========     ===========

                                                        As of August 31, 2003
                                                    ---------------------------
                                                    As Reported     As Restated
                                                    -----------     -----------
Consolidated balance sheet:
Goodwill                                             $2,206,000     $ 6,039,000
                                                     ==========     ===========
Temporary Equity                                     $        0     $   480,000
                                                     ==========     ===========
Additional Paid in Capital and Warrants Outstanding  $7,873,000     $11,406,000
                                                     ==========     ===========

                                                       As of August 31, 2002
                                                    ---------------------------
                                                    As Reported     As Restated
                                                    -----------     -----------
Consolidated balance sheet:
Goodwill                                             $  876,000     $ 1,276,000
                                                     ==========     ===========
Temporary Equity                                     $        0     $   480,000
                                                     ==========     ===========

 Furthermore, certain additional information in Notes 2,3,9,18, and 24 has been restated to reflect the effects of the restatement.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      FORTUNE DIVERSIFIED INDUSTRIES, INC.



Date:  November 23, 2004              By: /s/ Carter M. Fortune
                                          -----------------------
                                          Carter M. Fortune,
                                          Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date:  November 23, 2004              /s/ Carter M. Fortune
                                      ------------------------------------------
                                      Carter M. Fortune, Chief Executive Officer
                                      and Chairman of the Board


Date:  November 23, 2004              /s/ Amy E. Gallo
                                      ------------------------------------------
                                      Amy E. Gallo, Principal Financial Officer


Date:  November 23, 2004              /s/ Robert J. Kingston
                                      ------------------------------------------
                                      Robert J. Kingston, President of Kingston
                                      Sales Corp. and Director


Date:  November 23, 2004              /s/ David A. Berry
                                      ------------------------------------------
                                      David A. Berry, Director