Form 10QSB/A
period 2003-11-30
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2004-11-29
CIK 851249

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10QSB/A
                                (Amendment No. 1)
(Mark One)

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

                                EXPLANATORY NOTE

This Amendment No. 1 to our quarterly Report on Form 10-QSB/A amends our Quarterly Report on Form 10-QSB for the fiscal quarter ended November 30, 2003 that was originally filed on January 14, 2004. This amendment is in response to a review of the Company's filings by the Securities Exchange Commission and recommendations made during that review and the Company's and Securities Exchange Commission's subsequent responses. None of the amendments affected net income previously reported on the Company's Form 10-QSB filed on January 14, 2004. The following Items have been amended:

1) Item 1. Financial Statements have been re-stated to include changes that were made to the Company's August 31, 2003 consolidated financial statements and notes to the consolidated financial statements as reported on the Company's Form 10-KSB/A filed November 29, 2004. Additionally, the consolidated balance sheet for the quarter ended November 30, 2003 was amended to reflect a change in the valuation of the Company's stock issued in the PSM acquisition. Note 1 was updated to expand the Company's revenue recognition policy in its Business Solutions segment and a sentence was deleted for shipping and handling fees in this segment due to immateriality, Note 15, segment information, was amended to report the updates to the Company's Goodwill due to the re-valuation of Kingston Sales, Telecom Technology, Nor-Cote and PSM acquisitions.

For the convenience of the reader, this Amendment No. 1 amends and restates in its entirety the entire Form 10-QSB, amending only the aforementioned disclosures made in the Management's Discussions and Analysis of Results of Operation and Financial Condition and Consolidated Financial Statements.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

             FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   Unaudited           Audited
                                                  November 30,        August 31,
                                                     2003                2003
                                                  -----------        -----------
CURRENT ASSETS
     Cash and equivalents                         $ 4,818,000        $   885,000
     Restricted savings account                       246,000                 --
     Certificates of deposit                           93,000                 --
     Available for sale investments                        --            337,000
     Accounts receivable, net                       5,439,000          4,306,000
     Inventory, net                                 2,129,000          1,856,000
     Prepaid expenses                                 356,000            385,000
     Recoverable income taxes                         194,000            220,000
     Other current assets                             110,000             58,000
                                                  -----------        -----------

         Total Current Assets                      13,385,000          8,047,000
                                                  -----------        -----------

PROPERTY, PLANT AND EQUIPMENT, NET                  2,852,000          2,703,000

OTHER ASSETS
     Loan origination fees, net                        47,000             50,000
     Goodwill                                       9,619,000          6,039,000
     Other intangible assets, net                   2,211,000          1,180,000
     Other long term assets                            59,000             14,000
                                                  -----------        -----------

         Total Other Assets                        11,936,000          9,986,000
                                                  -----------        -----------

TOTAL ASSETS                                      $28,173,000        $18,033,000
                                                  ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                   Unaudited           Audited
                                                                  November 30,        August 31,
                                                                      2003              2003
                                                                  ------------       ------------
CURRENT LIABILITIES
     Lines of credit                                              $  1,851,000       $  1,038,000
     Current maturities of long-term debt                              961,000            861,000
     Current maturities of long-term debt - related party               24,000                 --
     Current maturities of capital lease obligations                     9,000              9,000
     Accounts payable                                                1,343,000          1,062,000
     Payroll taxes and withholdings                                    459,000                 --
     Health and workers' compensation reserves                       3,387,000                 --
     Accrued worksite employee payroll cost                            239,000                 --
     Due to related party                                                7,000            230,000
     Customer deposits                                                 106,000                 --
     Accrued expenses                                                2,211,000          1,489,000
                                                                  ------------       ------------

         Total Current Liabilities                                  10,597,000          4,689,000
                                                                  ------------       ------------

LONG-TERM LIABILITIES
     Line of credit - related party                                  2,000,000          2,000,000
     Long-term debt - related party, less current maturities           100,000                 --
     Long-term debt, less current maturities                         5,049,000          5,202,000
     Capital lease obligations, less current maturities                  6,000              8,000
                                                                  ------------       ------------

         Total Long-term Liabilities                                 7,155,000          7,210,000
                                                                  ------------       ------------

TEMPORARY EQUITY                                                       480,000            480,000
                                                                  ------------       ------------

STOCKHOLDERS' EQUITY
     Common stock                                                      933,000            802,000
     Additional paid-in capital and warrants outstanding            15,205,000         11,406,000
     Accumulated deficit                                            (6,257,000)        (6,491,000)
     Accumulated other comprehensive income (loss)                      60,000            (63,000)
                                                                  ------------       ------------

         Total Stockholders' Equity                                  9,941,000          5,654,000
                                                                  ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 28,173,000       $ 18,033,000
                                                                  ============       ============

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                    November 30,  November 30,
                                                        2003          2002
                                                    ------------  ------------

NET REVENUES BUSINESS SOLUTIONS SEGMENT              $  2,826,000  $         --
     (gross billings of $21,451,000 less worksite
     employee payroll cost of $18,625,000)
NET REVENUES WIRELESS INFRASTRUCTURE SERVICES           1,862,000     1,013,000
NET REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT     5,518,000     2,558,000
                                                     ------------  ------------

TOTAL NET REVENUES                                     10,206,000     3,571,000

COST OF REVENUES BUSINESS SOLUTIONS SEGMENT             2,269,000            --
COST OF REVENUES WIRELESS INFRASTRUCTURE SERVICES       1,471,000       610,000
COST OF REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT 3,711,000     1,821,000
                                                     ------------  ------------

TOTAL COST OF REVENUES                                  7,451,000     2,431,000
                                                     ------------  ------------

GROSS PROFIT                                            2,755,000     1,140,000

OPERATING EXPENSES
Selling, general and administrative expenses            2,202,000       738,000
Depreciation and amortization                             215,000        56,000
                                                     ------------  ------------
     Total Operating Expenses                           2,417,000       794,000
                                                     ------------  ------------

OPERATING INCOME                                          338,000       346,000
                                                     ------------  ------------

OTHER INCOME (EXPENSE)
Interest income                                             3,000         1,000
Interest expense                                          (95,000)      (38,000)
Gain on investments in marketable securities, net          29,000            --
Other income (expense)                                    (41,000)       24,000
                                                     ------------  ------------
         Total Other Income (Expense)                    (104,000)      (13,000)
                                                     ------------  ------------

NET INCOME  BEFORE PROVISION FOR
INCOME TAXES                                              234,000       333,000

PROVISION FOR INCOME TAXES                                     --            --
                                                     ------------  ------------

NET INCOME                                           $    234,000  $    333,000
                                                     ============  ============

BASIC INCOME PER SHARE                               $       0.00  $       0.00
                                                     ============  ============

DILUTED INCOME PER SHARE                             $       0.00  $       0.00
                                                     ============  ============

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Additional
                                                  Paid-in Capital  Cost of  Accumulated Accumulated Other   Total    Comprehensive
                                          Common    and Warrants  Treasury   Earnings     Comprehensive  Stockholders   Income
                                          Stock     Outstanding    Stock     (Deficit)       Income         Equity      (Loss)
BALANCE AT AUGUST 31, 2002              $  655,000  $6,441,000  $       --  $(6,606,000)    $      --     $  490,000   $      --
                                        ----------  ----------  ----------  -----------     ---------     ----------   ---------

Purchase of 200,000 shares of common
 stock in treasury                              --     (28,000)     (2,000)          --            --        (30,000)         --
Issuance of 200,000 shares of
 common stock                                2,000      12,000          --           --            --         14,000          --
Issuance of 22,388,179 shares of common
  stock for acquisitions                   224,000   4,904,000          --           --            --       5,128,000         --
Cancellation of 7,668,364 shares of
  common stock                             (77,000)     77,000          --           --            --             ---         --
Cancellation of 200,000 shares of
 treasury stock                             (2,000)         --       2,000          --             --             --          --
Net income                                      --          --          --      115,000            --        115,000     115,000
Translation adjustments, net of tax             --          --          --           --       (76,000)       (76,000)    (76,000)
Net unrealized investments gains,
  net of tax                                    --          --          --           --        13,000         13,000      13,000
Net income                                      --          --          --           --            --             --          --
                                        ----------  ----------  ----------  -----------     ---------     ----------   ---------

BALANCE AT AUGUST 31, 2003              $  802,000  $11,406,000  $      --  $(6,491,000)    $ (63,000)    $5,654,000   $  52,000
                                        ----------  ----------  ----------  -----------     ---------     ----------   ---------


Issuance of 13,100,000 shares of common
  stock for acquisitions                   131,000   3,799,000          --           --            --      3,930,000          --
Net income                                      --          --          --      234,000            --        234,000     234,000
Translation adjustments, net of tax             --          --          --           --       136,000        136,000     136,000
Net unrealized investments gains,
  net of tax                                    --          --          --           --       (13,000)       (13,000)    (13,000)
Net income                                      --          --          --           --            --             --          --
                                        ----------  ----------   ----------  -----------     ---------     ----------   ---------

BALANCE AT NOVEMBER 30, 2003             $ 933,000  $15,205,000  $      --  $(6,257,000)    $  60,000     $9,941,000   $ 357,000
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

In its Business Solutions Segment, PSM, a licensed Professional Employer Organization (PEO), bills clients under its Professional Services Agreement, which includes each worksite employee's gross wages, plus additional charges for employment related taxes, benefits, workers' compensation insurance, administrative and record keeping, as well as safety, human resources, and regulatory compliance consultation. All wages, taxes and insurance coverages are provided under the PSM federal, state, and local or vendor identification numbers. No identification or recognition is given to the client when these monies are remitted or calculations are reported. All calculations or amounts PSM owes the government and its employment insurance vendors are based on the experience levels and activity of PSM with no consideration to client detail. There is no direct relationship between what PSM pays versus what is billed to a client. PSM bills the client its worksite employees' gross wages plus an overall service fee that includes all components of employment related taxes, employment benefits insurance, and administration of those items. This service fee is intended to cover PSM's cost of those items and yield a profit to PSM. What is paid to the government and vendors is different than what is charged to the client due to the different methods of calculation as to what PSM owes those entities versus what the client is charged.

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

PSM reports revenues in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. PSM reports revenues on a gross basis, the total amount billed to clients for service fees which includes health and welfare benefit plan fees, workers' compensation insurance, unemployment insurance fees, and employment-related taxes. PSM reports revenues on a gross basis for such fees because PSM is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. However, PSM reports revenues on a net basis for the amount billed to clients for worksite employee salaries and wages. The Company as a result of recommendations by the Securities and Exchange Commission staff to public companies in the PEO industry subject to reporting requirements under section 13 or 15(d) of the Securities Exchange Act of 1934, adopted this accounting policy of reporting revenues net as an agent. This accounting policy of reporting revenue net as an agent versus gross as a principal has no effect on gross profit, operating income, or net income.

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

Consistent with its revenue recognition policy, PSM's direct costs do not include the payroll cost of its worksite employees. The Company's direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers' compensation insurance costs.

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


The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of PSM at the acquisition date (amounts in thousands): In addition to the exchanges described above, Mr. Schafir received a total of one million dollars ($1,000,000.00) in cash. The cash was allocated as follows: Six Hundred Thirty Thousand Dollars ($630,000.00) for Professional Staff Management, Inc.; One Hundred Seventy Thousand Dollars ($170,000.00) for the Professional Staff Management, Inc. II; and Two Hundred Thousand Dollars ($200,000.00) for Pro Staff, Inc.

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

The source of the Company's consideration included the Company's shares, and cash held by the Company prior to the Agreement. The fair market value of the 13,100,000 Company's common shares issued was $3.93 million (which was based upon the quoted market price of the Company's stock traded for a reasonable period before and after the acquisition. The stock price was discounted due to historical trading volume being significantly lower than shares issued in the transaction) and was included as part of the purchase price. In addition to the assumed liabilities, the aggregate purchase price of the acquisition was $4.93 million of which $4.679 million consists of goodwill and other intangible assets.

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

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of PSM at the acquisition date:

     Cash and cash equivalents                        $4,403,000
     Restricted savings account                          246,000
     Certificates of deposit                              93,000
     Accounts receivable, net                            656,000
     Interest receivable                                   3,000
     Prepaid expense                                     121,000
     Property and equipment, net                          20,000
     Other assets                                         42,000
     Goodwill                                          3,580,000
     Customer base                                       700,000
     Non-Compete agreement                               399,000
                                                      ----------
                                                      10,263,000
                                                      ----------

     Current maturities of notes payable                   4,000
     Accounts payable                                    119,000
     Payroll taxes and withholdings                      525,000
     Accrued worksite employee payroll cost              240,000
     Health and workers' compensation reserves         3,271,000
     Other accrued compensation                          545,000
     Due to shareholder                                    7,000
     Customer deposits                                   106,000
     Other accrued liabilities                           516,000
                                                      ----------
                                                       5,333,000
                                                      ----------

                                                      $4,930,000
                                                      ==========


Cash consideration                                    $1,000,000

Fair value of common stock consideration               3,930,000
                                                      ----------

                                                      $4,930,000
                                                      ==========

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
                                    ===========   ===========

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as reclassified for the adoption of SFAS 142, are as follows:

                 PROFESSIONAL      MANUFACTURING AND       WIRELESS        ENTER-      HOLDING      SEGMENT
              BUSINESS SOLUTIONS     DISTRIBUTION       INFRASTRUCTURE     TAINMENT    COMPANY      TOTALS
Goodwill
at August
31, 2003        $       -0-          $ 5,957,000           $ 82,000        $   -0-     $   -0-    $ 6,039,000

Goodwill
acquired
during
quarter           3,580,000                  -0-                -0-            -0-         -0-      3,580,000

Impairment
Losses                  -0-                  -0-                -0-            -0-         -0-            -0-
                -----------          -----------           --------        -------     --------   -----------


Goodwill
at November
30, 2003        $ 3,580,000          $ 5,957,000           $ 82,000        $   -0-     $   -0-    $ 9,619,000
                ===========          ===========           ========        =======     =======    ===========

The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets:

                             AT NOVEMBER 30, 2003                  AT AUGUST 31, 2003
                     ----------------------------------    -----------------------------------
                                               WEIGHTED                               WEIGHTED
                       GROSS                    AVERAGE      GROSS                     AVERAGE
                      CARRYING    ACCUMULATED   AMORT       CARRYING   ACCUMULATED     AMORT
                       AMOUNT    AMORTIZATION   PERIOD       AMOUNT    AMORTIZATION    PERIOD
                       ------    ------------   ------       ------    ------------    ------
Customer Base        $1,774 000    $105,000     10 YRS     $1,075,000     $66,000      10 YRS
Non-compete             633,000      78,000      4 YRS        234,000      63,000       4 YRS
Non-compete             399,000      13,000      5 YRS              -           -           -
                     ----------    --------    -------     ----------    --------     -------

Total                $2,407,000    $196,000      8 YRS     $1,309,000    $129,000       8 YRS
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
                                          ---------
                                          2,211,000
                                          =========

The total amount of goodwill that is deductible for tax purposes is $1,276,000 at November 30, 2004.


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
                                                           =======

NOTE 10 - STOCKHOLDERS' EQUITY

     The following are the details of the Company's common stock as of November 30, 2003 and August 31, 2003:

                                             Number of Shares
                               -----------------------------------------------
                               Authorized     Issued     Outstanding    Amount
                               ----------     ------     -----------    ------
November 30, 2003 (Unaudited)
Common stock, $0.01 par value  150,000,000  101,316,444  101,316,444  $  933,000
                                                                      ==========

August 31, 2003 (Audited)
Common stock, $0.01 par value  150,000,000   88,216,444   88,216,444  $  802,000
                                                                      ==========


Of the amount issued and outstanding, 8,000,000 shares or $80,000 of common stock, is classified as temporary equity related to the acquisition Kingston Sales Corporation in 2002 since redemption of the Kingston stock is outside the control of the Company at November 30, 2003 and August 31, 2003, respectively.

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

NOTE 15 - SEGMENT INFORMATION

                                              Professional  Manufacturing
                                                Business         and          Wireless                     Holding       Segment
                                                Solutions    Distribution  Infrastructure  Entertainment   Company       Totals
Three Months Ended November 30, 2003
Revenues                                      $  2,826,000   $  5,518,000   $  1,862,000   $         --  $         --  $ 10,206,000
Cost of revenues                                (2,269,000)    (3,711,000)    (1,471,000)            --            --    (7,451,000)
Selling, general and administrative expenses      (344,000)    (1,450,000)      (423,000)        (2,000)     (198,000)   (2,417,000)
                                              ------------   ------------   ------------   ------------  ------------  ------------

Segment Operating Income (Loss)               $    213,000   $    357,000   $    (32,000)  $     (2,000) $   (198,000) $    338,000
                                              ============   ============   ============   ============  ============  ============

As of November 30, 2003
Cash                                          $  3,663,000   $    765,000   $     30,000   $      1,000  $    359,000  $  4,818,000
Restricted savings account                         246,000             --             --             --            --       246,000
Certificates of deposit                             93,000             --             --             --            --        93,000
Accounts receivable                                638,000      3,167,000      1,629,000             --         5,000     5,439,000
Inventory, net                                      23,000      2,018,000         88,000             --            --     2,129,000
Prepaid expenses                                    64,000        251,000         28,000             --        13,000       356,000
Recoverable income taxes                                --        194,000             --             --            --       194,000
Loan origination fees, net                              --         47,000             --             --            --        47,000
Other current assets                                 1,000         16,000         93,000             --            --       110,000
Notes receivable                                        --             --             --             --            --            --
Property and equipment, net                         14,000      2,324,000        429,000             --        85,000     2,852,000
Goodwill                                         3,580,000      5,957,000         82,000             --            --     9,619,000
Other intangible assets, net                     1,073,000      1,138,000             --             --            --     2,211,000
Other long term assets                              45,000         14,000             --             --            --        59,000
                                              ------------   ------------   ------------   ------------  ------------  ------------

Total Segment Assets                          $  9,440,000   $ 15,891,000   $  2,379,000   $      1,000  $    462,000  $ 28,173,000
                                              ============   ============   ============   ============  ============  ============

Three Months Ended November 30, 2002
Revenues                                      $         --   $  2,558,000   $  1,013,000   $         --  $         --  $  3,571,000
Cost of revenues                                        --     (1,821,000)      (610,000)            --            --    (2,431,000)
Selling, general and administrative expenses            --       (347,000)      (315,000)            --      (132,000)     (794,000)
                                              ------------   ------------   ------------   ------------  ------------  ------------

Segment Operating Income (Loss)               $         --   $    390,000   $     88,000   $         --  $   (132,000) $    346,000
                                              ============   ============   ============   ============  ============  ============

As of August 31, 2003
Cash                                          $         --   $    792,000   $     59,000   $      1,000  $     33,000  $    885,000
Available for sale investments                          --        337,000             --             --            --       337,000
Accounts receivable                                     --      2,836,000      1,463,000             --         7,000     4,306,000
Inventory, net                                          --      1,745,000        111,000             --            --     1,856,000
Other current assets                                    --        543,000         58,000             --        62,000       663,000
Notes receivable                                        --             --             --             --            --            --
Property, plant & equipment, net                        --      2,350,000        326,000             --        27,000     2,703,000
Loan origination fees, net                              --         50,000             --             --            --        50,000
Goodwill                                                --      5,957,000         82,000             --            --     6,039,000
Other intangible assets, net                            --      1,180,000             --             --            --     1,180,000
Other long-term assets                                  --         14,000             --             --            --        14,000
                                              ------------   ------------   ------------   ------------  ------------  ------------

Total Segment Assets                          $         --   $ 15,804,000   $  2,099,000   $      1,000  $    129,000  $ 18,033,000
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

                                    Fortune Diversified Industries, Inc.
                                             (Registrant)

Date:  November 29, 2004            By: /s/ Carter M. Fortune
                                        ---------------------------------
                                        Carter M. Fortune,
                                        Chief Executive Officer



Date:  November 29, 2004            By: /s/ Amy Gallo
                                        ---------------------------------
                                        Amy Gallo,
                                        Chief Financial Officer