Form 10QSB/A
period 2004-02-29
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2004-11-29
CIK 851249

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
                                EXPLANATORY NOTE

This Amendment No. 1 to our quarterly Report on Form 10-QSB/A amends our Quarterly Report on Form 10-QSB for the fiscal quarter ended February 29, 2004 that was originally filed on April 13, 2004. This amendment is in response to a review of the Company's filings by the Securities Exchange Commission and recommendations made during that review and the Company's and Securities Exchange Commission's subsequent responses. None of the amendments affected net income previously reported on the Company's Form 10-QSB filed on April 13, 2004. The following Items have been amended:

1) Item 1. Financial Statements have been re-stated to include changes that were made to the Company's August 31, 2003 consolidated financial statements and notes to the consolidated financial statements as reported on the Company's Form 10-KSB/A filed November 29, 2004. Additionally, the consolidated balance sheet for the quarter ended February 29, 2004 was amended to reflect a change in the valuation of the Company's stock issued in the PSM acquisition. Note 1 was updated to expand the Company's revenue recognition policy in its Business Solutions segment and a sentence was deleted for shipping and handling fees in this segment due to immateriality. Note 15, segment information, was amended to report the updates to the Company's Goodwill due to the re-valuation of Kingston Sales, Telecom Technology, Nor-Cote and PSM acquisitions.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

           FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                         ASSETS

                                                              Unaudited     Audited
                                                             February 29,  August 31,
                                                                 2004        2003
CURRENT ASSETS
     Cash and equivalents                                      $  3,281    $    885
     Restricted savings account                                     246          --
     Certificates of deposit                                         93          --
     Available for sale investments                               1,975         337
     Accounts receivable, net                                     6,525       4,306
     Notes receivable - short term                                   23          --
     Inventory, net                                               3,395       1,856
     Prepaid expenses                                               298         385
     Recoverable income taxes                                       221         220
     Other current assets                                           258          58
                                                               --------    --------
        Total Current Assets                                     16,315       8,047
                                                               --------    --------

PROPERTY, PLANT & EQUIPMENT, NET                                  2,807       2,703

OTHER ASSETS
     Notes receivable -long term                                     48          --
     Loan origination fees, net                                      45          50
     Goodwill                                                     9,619       6,039
     Other intangible assets, net                                 2,133       1,180
     Other long term assets                                          59          14
                                                               --------    --------
        Total Other Assets                                       14,711       9,986
                                                               --------    --------

        TOTAL ASSETS                                           $ 31,026    $ 18,033
                                                               ========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Lines of credit                                           $  1,993    $  1,038
     Current maturities of long-term debt                           957         861
     Current maturities of long-term debt - related party            24          --
     Current maturities of capital lease obligations                 10           9
     Accounts payable                                             3,061       1,062
     Payroll taxes and withholdings                                 865          --
     Health and workers' compensation reserves                    3,788          --
     Accrued worksite employee payroll cost                         216          --
     Due to related party                                             7         230
     Customer deposits                                              106          --
     Accrued expenses                                             1,742       1,489
                                                               --------    --------
        Total Current Liabilities                                12,769       4,689
                                                               --------    --------

LONG-TERM LIABILITIES
     Line of credit - related party                            $  2,452    $  2,000
     Long-term debt - related party, less current maturities         95          --
     Long-term debt, less current maturities                      4,811       5,202
     Capital lease obligations, less current maturities               2           8
                                                               --------    --------
        Total Long-term Liabilities                               7,360       7,210
                                                               --------    --------


TEMPORARY EQUITY                                                   480          480
                                                               --------    --------
STOCKHOLDERS' EQUITY
     Common stock                                                   933         802
     Additional paid-in capital and warrants outstanding         15,205      11,406
     Accumulated deficit                                         (5,848)     (6,491)
     Accumulated other comprehensive income (loss)                  127         (63)
                                                               --------    --------
        Total Stockholders' Equity                               10,417       5,654
                                                               --------    --------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 31,026    $ 18,033
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
                                                        ========    ========


See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                   Additional
                                                 Paid-in Capital Cost of  Accumulated  Accumulated Other    Total     Comprehensive
                                         Common   and Warrants   Treasury  Earnings      Comprehensive   Stockholders     Income
                                         Stock    Outstanding     Stock    (Deficit)        Income          Equity        (Loss)

BALANCE AT AUGUST 31, 2003               $   802   $ 11,406      $    --    $(6,491)        $   (63)        $ 5,654      $    52
                                         -------   --------      -------     -------         -------         -------      -------

Issuance of 13,100,000 shares of common
  stock for acquisitions                     131      3,799           --         --              --           3,930           --
Net income                                    --         --           --        643              --             643          643
Translation adjustments, net of tax           --         --           --         --             238             238          238
Net unrealized investments gains,
  net of tax                                  --         --           --         --             (48)            (48)         (48)
                                         -------    -------      -------    -------         -------         -------      =======

BALANCE AT FEBRUARY 29, 2004             $   933   $ 15,205      $    --    $(5,848)        $   127        $ 10,417      $   885
                                         =======   ========      =======     =======         =======       ========      =======



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

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of PSM at the October 1, 2003 acquisition date:

     Cash and cash equivalents                    $4,403
     Restricted savings account                      246
     Certificates of deposit                          93
     Accounts receivable, net                        656
     Interest receivable                               3
     Prepaid expense                                 121
     Property and equipment, net                      20
     Other assets                                     42
     Goodwill                                      3,580
     Customer base                                   700
     Non-Compete agreement                           399
                                                  ------
                                                  10,263
                                                  ------

     Current maturities of notes payable               4
     Accounts payable                                119
     Payroll taxes and withholdings                  525
     Accrued worksite employee payroll cost          240
     Health and workers' compensation reserves     3,271
     Other accrued compensation                      545
     Due to shareholder                                7
     Customer deposits                               106
     Other accrued liabilities                       516
                                                  ------
                                                   5,333
                                                  ------

                                                  $4,930
                                                  ======


Cash consideration                                $1,000

Fair value of common stock consideration           3,930
                                                  ------

                                                  $4,930
                                                  ======

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

                                              Six Months        Six Months
                                                Ended             Ended
                                             February 29,      February 28,
                                                2004              2003
                                            -------------     -------------

Net revenue                                 $      24,601     $      20,102
Cost of revenues                                   18,448            14,027
                                            -------------     -------------

Gross profit                                        6,153             6,075
Operating expenses                                  5,190             5,081
                                            -------------     -------------

Operating income                                      963               994
Other income (expenses)                              (195)              136
                                            -------------     -------------

Net Income                                            768             1,130
Dividends                                              --                --
                                            -------------     -------------
                                       11

Net Income Available for Common
 Stockholders                               $         768     $       1,130
                                            =============     =============

Basic Income Per Share:                     $         .01     $         .01
                                            =============     =============

Diluted Income Per Share:                   $         .01     $         .01
                                            =============     =============

Shares Outstanding:

Basic weighted average number of common
shares outstanding                            101,416,444       101,416,444
Dilutive effect of conversion of options               --                --
                                            -------------     -------------


         Total Shares Outstanding             101,416,444       101,416,444
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
                                            =============     =============

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as reclassified for the adoption of SFAS 142, are as follows:

                 PROFESSIONAL     MANUFACTURING AND    WIRELESS         ENTER-      HOLDING    SEGMENT
              BUSINESS SOLUTIONS    DISTRIBUTION     INFRASTRUCTURE    TAINMENT     COMPANY    TOTALS
Goodwill
at August
31, 2003          $    -0-              $5,957          $   82         $   -0-     $   -0-     $6,039

Goodwill
Acquired
During
Quarter end
November
30, 2003             3,580                 -0-             -0-             -0-         -0-      3,580

Impairment
Losses
                  --------              ------         -------         -------     -------     ------

Goodwill
at February
29, 2004          $  3,580              $5,957         $    82         $   -0-     $   -0-     $9,619
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
                                          -----

                                          2,133
                                          =====

The total amount of goodwill that is deductible for tax purposes is $1,276 at February 29, 2004.

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
                                                                                          -------

                                                                                           $5,887
                                                                                           ======

NOTE 8 - STOCKHOLDERS' EQUITY

The following are the details of the Company's common stock as of February 29, 2004 and August 31, 2003:

                                                        Number of Shares
                                   -------------------------------------------------------
                                   Authorized       Issued       Outstanding      Amount
                                   ----------     -----------    -----------    ----------
February 29, 2004 (Unaudited)
Common stock, $0.01 par value      150,000,000    101,416,444    101,416,444     $933,000
                                                                                 ========


August 31, 2003 (Audited)
Common stock, $0.01 par value      150,000,000     88,216,444     88,216,444     $802,000
                                                                                 ========

Of the amount issued and outstanding, 8,000,000 shares or $80,000 of common stock, is classified as temporary equity related to the acquisition of Kingston in 2002 since redemption of the Kingston Stock is outside the control of the company at February 29, 2004 and August 31, 2003, repectively.

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
                                   ---------
                                    1,200,000
                                   =========

NOTE 13 - SEGMENT INFORMATION

                                                Professional     Manufacturing and    Wireless                   Holding    Segment
                                             Business Solutions    Distribution    Infrastructure Entertainment  Company    Totals
Three Months Ended February 29, 2004
Revenues                                        $  5,294            $  4,881         $  2,635       $     --    $     --   $ 12,810
Cost of revenues                                  (4,268)             (3,255)          (2,135)            --          --     (9,658)
Selling, general and administrative expenses        (582)             (1,468)            (423)            --        (215)    (2,688)
                                                --------            --------         --------       --------    --------   --------

Segment Operating Income (Loss)                 $    444            $    158         $     77       $     --    $   (215)  $    464
                                                ========            ========         ========       ========    ========   ========

Six Months Ended February 29, 2004
Revenues                                        $  8,120            $ 10,399         $  4,497       $     --    $     --   $ 23,016
Cost of revenues                                  (6,537)             (6,966)          (3,606)            --          --    (17,109)
Selling, general and administrative expenses        (926)             (2,918)            (846)            (2)       (413)    (5,105)
                                                --------            --------         --------       --------    --------   --------

Segment Operating Income (Loss)                 $    657            $    515         $     45       $     (2)   $   (413)  $    802
                                                ========            ========         ========       ========    ========   ========

As of February 29, 2004
Cash                                            $  2,454            $    770         $     38       $      1    $     18   $  3,281
Restricted savings account                           246                  --               --             --          --        246
Certificates of deposit                               93                  --               --             --          --         93
Available for sale investments                     1,975                  --               --             --          --      1,975
Notes receivable - short term                         --                  23               --             --          --         23
Accounts receivable                                  840               3,305            2,375             --           5      6,525
Inventory, net                                        17               3,272              106             --          --      3,395
Prepaid expenses                                      76                 174               29             --          19        298
Recoverable income taxes                              --                 221               --             --          --        221
Loan origination fees, net                            --                  45               --             --          --         45
Other current assets                                  --                  64              186             --           8        258
Notes receivable - long term                          --                  48               --             --          --         48
Property and equipment, net                           11               2,301              402             --          93      2,807
Goodwill                                           3,580               5,957               82             --          --      9,619
Other intangible assets, net                       1,037               1,096               --             --          --      2,133
Other long term assets                                45                  14               --             --          --         59
                                                --------            --------         --------       --------    --------   --------

Total Segment Assets                            $ 10,374            $ 17,290         $  3,218       $      1    $    143   $ 31,026
                                                ========            ========         ========       ========    ========   ========

Three Months Ended February 28, 2003
Revenues                                        $     --            $  2,278         $  1,084       $     --    $     --   $  3,362
Cost of revenues                                      --              (1,747)            (659)            --          --     (2,406)
Selling, general and administrative expenses          --                (284)            (399)            (2)       (133)      (818)
                                                --------            --------         --------       --------    --------   --------

Segment Operating Income (Loss)                 $     --            $    247         $     26       $     (2)   $   (133)  $    138
                                                ========            ========         ========       ========    ========   ========

Six Months Ended February 28, 2003
Revenues                                        $     --            $  4,836         $  2,097       $     --    $     --   $  6,933
Cost of revenues                                      --              (3,568)          (1,269)            --          --     (4,837)
Selling, general and administrative expenses          --                (631)            (714)            (2)       (265)    (1,612)
                                                --------            --------         --------       --------    --------   --------

Segment Operating Income (Loss)                 $     --            $    637         $    114       $     (2)   $   (265)  $    484
                                                ========            ========         ========       ========    ========   ========

As of August 31, 2003
Cash                                            $     --            $    792         $     59       $      1    $     33   $    885
Available for sale investments                        --                 337               --             --          --        337
Accounts receivable                                   --               2,836            1,463             --           7      4,306
Inventory, net                                        --               1,745              111             --          --      1,856
Other current assets                                  --                 543               58             --          62        663
Notes receivable                                      --                  --               --             --          --         --
Property, plant & equipment, net                      --               2,350              326             --          27      2,703


Loan origination fees, net                            --                  50               --             --          --         50
Goodwill                                              --               5,957               82             --          --      6,039
Other intangible assets, net                          --               1,180               --             --          --      1,180
Other long-term assets                                --                  14               --             --          --         14
                                                --------            --------         --------       --------    --------   --------

Total Segment Assets                            $     --            $ 15,804         $  2,099       $      1    $    129   $ 18,033
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

                                         Fortune Diversified Industries, Inc.
                                                     (Registrant)

Date:  November 29, 2004                 By: /s/ Carter M. Fortune
                                             --------------------------------
                                             Carter M. Fortune,
                                             Chief Executive Officer



Date:  November 29, 2004                 By: /s/ Amy Gallo
                                             --------------------------------
                                             Amy Gallo,
                                             Chief Financial Officer