Form 10QSB/A
period 2004-05-31
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2004-11-29
CIK 851249

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

                                EXPLANATORY NOTE

This Amendment No. 1 to our quarterly Report on Form 10-QSB/A amends our Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 2004 that was originally filed on July 15, 2004. This amendment is in response to a review of the Company's filings by the Securities Exchange Commission and recommendations made during that review and the Company's and Securities Exchange Commission's subsequent responses. Additional amendments to the balance sheet have been made due to the settlement of the purchase contingencies in the May acquisitions of JH Drew and ITC. None of the amendments affected net income previously reported on the Company's Form 10-QSB filed on July 15, 2004. The following Items have been amended:

     1) Item 1. Financial Statements have been re-stated to include changes that were made to the Company's August 31, 2003 consolidated financial statements and notes to the consolidated financial statements as reported on the Company's Form 10-KSB/A filed November 29, 2004. Additionally, the consolidated balance sheet for the quarter ended November 30, 2004 along with Note 2 were amended to reflect a change in the valuation of the Company's stock issued in the PSM acquisition as reported on the Company's 10QSB/A for the quarter ended November 30, 2004; the consolidated balance sheet was adjusted along with Note 2 for an additional $1,650,000 payable on settlement of the purchase price for James H. Drew and a net reduction in accounts receivable and accounts payable totaling $235,000 in the ITC acquisition; Note 1 was updated to expand the Company's revenue recognition policy in its Business Solutions segment; Note 15, segment information, was amended to report the updates to the Company's Goodwill due to the re-valuation of Kingston Sales, Telecom Technology, Nor-Cote and PSM acquisitions as well as the updates on the James H. Drew settlement.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                               Unaudited      Audited
                                                                 May 31      August 31,
                                                                  2004          2003
                                                                --------      --------
CURRENT ASSETS
    Cash and equivalents                                        $  3,761      $    885
    Restricted savings account                                       246            --
    Certificates of deposit                                           74            --
    Available for sale investments                                 1,470           337
    Accounts receivable, net                                      16,967         4,306
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                       6,675            --
    Notes receivable - short term                                     21            --
    Inventory, net                                                 4,798         1,856
    Prepaid expenses                                                 683           385
    Recoverable income taxes                                          78           220
    Other current assets                                              61            58
                                                                --------      --------
       Total Current Assets                                       34,834         8,047
                                                                --------      --------

PROPERTY, PLANT & EQUIPMENT, NET                                   4,687         2,703

OTHER ASSETS
    Notes receivable -long term                                       61            --
    Loan origination fees, net                                        42            50
    Goodwill                                                      10,192         6,039
    Other intangible assets, net                                   2,201         1,180
    Other long term assets                                            81            14
                                                                --------      --------
       Total Other Assets                                         17,264         9,986
                                                                --------      --------

       TOTAL ASSETS                                             $ 52,098      $ 18,033
                                                                ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Lines of credit                                             $  8,501      $  1,038
    Current maturities of long-term debt                           2,031           861
    Current maturities of long-term debt - related party              38            --
    Current maturities of capital lease obligations                    9             9
    Accounts payable                                               4,627         1,062
    Payroll taxes and withholdings                                   509            --
    Health and workers' compensation reserves                      3,956            --
    Accrued worksite employee payroll cost                           256            --
    Due to related party                                              --           230
    Customer deposits                                                102            --
    Accrued expenses                                               4,029         1,489
    Income tax payable                                                28            --
    Billings in excess of costs and estimated earnings on
       uncompleted contracts                                       2,467            --
                                                                --------      --------
       Total Current Liabilities                                  26,553         4,689
                                                                --------      --------


LONG-TERM LIABILITIES
    Line of credit - related party                              $  6,073      $  2,000
    Long-term debt - related party, less current maturities          113            --
    Long-term debt, less current maturities                        7,495         5,202
    Capital lease obligations, less current maturities                 2             8
                                                                --------      --------
       Total Long-term Liabilities                                13,683         7,210
                                                                --------      --------

TEMPORARY EQUITY                                                     480           480
                                                                --------      --------

STOCKHOLDERS' EQUITY
    Common stock                                                     939           802
    Additional paid-in capital and warrants outstanding           15,735        11,406
    Accumulated deficit                                           (5,209)       (6,491)
    Accumulated other comprehensive income (loss)                    (83)          (63)
                                                                --------      --------
       Total Stockholders' Equity                                 11,382         5,654
                                                                --------      --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 52,098      $ 18,033
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
                                                            ========      ========

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                    Additional
                                                  Paid-in Capital  Cost of  Accumulated Accumulated Other    Total     Comprehensive
                                           Common  and Warrants   Treasury   Earnings     Comprehensive   Stockholders     Income
                                           Stock   Outstanding      Stock    (Deficit)        Income        Equity         (Loss)

BALANCE AT AUGUST 31, 2003                 $   802   $11,406       $    --   $(6,491)         $ (63)        $ 5,654        $   52
                                           -------   -------       -------   -------          -----         -------        ------

Issuance of 13,100,000 shares of common
  stock for acquisitions                       131     3,799            --        --             --           3,930            --
Issuance of 600,000 shares of common
  stock for acquisitions                         6       530            --        --             --             536            --
Net income                                                                     1,282                          1,282         1,282
Translation adjustments, net of tax             --        --            --        --            222             222           222
Net unrealized investments gains (losses),
  net of tax                                    --        --            --        --           (242)           (242)         (242)
                                           -------   -------       -------   -------          -----         -------        ------

BALANCE AT MAY 31, 2004                    $   939   $15,735       $    --   $(5,209)         $ (83)        $11,382        $1,314
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

See footnote 3 for non cash disclosures relating to acquisitions.

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

In its Business Solutions Segment, PSM, a licensed Professional Employer Organization (PEO), bills clients under its Professional Services Agreement, which includes each worksite employee's gross wages, plus additional charges for employment related taxes, benefits, workers' compensation insurance, administrative and record keeping, as well as safety, human resources, and regulatory compliance consultation. All wages, taxes and insurance coverages are provided under the PSM federal, state, and local or vendor identification numbers. No identification or recognition is given to the client when these monies are remitted or calculations are reported. All calculations or amounts PSM owes the government and its employment insurance vendors are based on the experience levels and activity of PSM with no consideration to client detail. There is no direct relationship between what PSM pays versus what is billed to a client. PSM bills the client its worksite employees' gross wages plus an overall service fee that includes all components of employment related taxes, employment benefits insurance, and administration of those items. This service fee is intended to cover PSM's cost of those items and yield a profit to PSM. What is paid to the government and vendors is different than what is charged to the client due to the different methods of calculation as to what PSM owes those entities versus what the client is charged. The client is not identified in PSM transactions with these third parties. If PSM does not charge enough to a client for the costs that PSM incurs, then PSM would lose money on that client. The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience. All charges by PSM are invoiced along with each periodic payroll delivered to the client.

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


NOTE 2 - ACQUISITIONS

On April 30, 2004, the Company acquired all of the outstanding shares of common stock, no par value, of James H. Drew Corporation and its wholly-owned subsidiary, Tennessee Guardrail, Inc. (collectively "JH Drew") pursuant to the an agreement entitled "Stock Purchase Agreement " by and between Cemex, Inc., ("Seller") and Fortune Diversified Industries, Inc. ("Buyer"). The Stock Purchase Agreement's terms include, among other things, the exchange of all of the outstanding shares of James H. Drew Corporation ("JH Drew") for $13,150,000, of which $11,500,000 was paid in cash at closing and the remaining $1,650,000 is payable to seller on December 15, 2004. In calculating the purchase price the parties considered, among other factors: Drew's consolidated accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, inventories, accounts payable and other current assets and current liabilities. The funds constituting the purchase price were derived from the combination of a loan from Fifth Third Bank and a loan to Company from its Chief Executive Officer and majority shareholder Carter M. Fortune. The remaining balance owed is expected to be paid by cash from operations and is included in the Company's May 31, 2004 consolidated balance sheet under accrued expenses and other current liabilities.

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

The total purchase price of the acquisition, before adjustment still under negotiation, is such:

         Cash paid to seller:          $11,500,000
         Additional amount owed          1,650,000
         Stock consideration:              434,000
         Direct acquisition costs:         103,000
                                       -----------

         Total purchase price:         $13,687,000
                                       ===========

On May 11, 2004 the Company completed its acquisition of Innovative Telecommunications Consultants, Inc. ("ITC"), pursuant to a Stock Purchase Agreement dated May 11, 2004 and effective April 30, 2004. The purchase price of $501,000 includes cash paid by the Company of $400,000 and issuance of 100,000 shares of stock valued at the closing price of the Company's stock on the date of purchase at $1.01 per share. The 100,000 shares of common stock issued at closing has a put option with a stockholder at $1 per share during the period May 1, 2004 to April 30, 2006. An additional $500,000 is payable to common stock sellers, if ITC reaches certain EBITDA goals during the period May 1, 2004 to April 30, 2006. In the event such goals are met, the sellers have the option to receive stock at $1 per share in lieu of cash.

The Company acquired three entities during the nine months ended May 31, 2004, including: PSM, on October 1, 2003, JH Drew and ITC on April 30, 2004. The condensed consolidated balance sheets (in 000's) below disclose the amount assigned to each major asset and liability caption of the entities at the acquisition dates:

JH Drew:

    Contracts receivable, net                                 8,277
     Cost and estimated earnings in excess of billings        6,842
     Inventory, net                                           1,777
     Prepaid expenses                                            23
     Deferred tax asset                                         389
     Property and equipment                                   1,327
     Acquired Goodwill                                          152
                                                         ----------
                                                             18,787
                                                         ----------

     Accounts payable                                         2,628
     Accrued expenses and other current liabilities             914
     Billings in excess of costs and estimated earnings       1,661
                                                         ----------
                                                              5,203
                                                         ----------

                                                            $13,584
                                                         ==========


Cash consideration                                          $13,150

Fair value of common stock consideration                        434
                                                         ----------

                                                            $13,584
                                                         ==========

ITC

     Cash and cash equivalents                              $   148
     Accounts receivable, net                                   113
     Property and equipment, net                                 15
     Goodwill                                                   421
     Customer base                                               50
     Non-Compete agreement                                      100
                                                            -------
                                                                847
                                                            -------

     Accounts payable                                           271
     Other accrued liabilities                                   75
                                                            -------
                                                                346
                                                            -------

                                                            $   501
                                                            =======


Cash consideration                                          $   400

Fair value of common stock consideration                        101
                                                            -------

                                                            $   501
                                                            =======

PSM


PSM

     Cash and cash equivalents                              $ 4,403
     Restricted savings account                                 246
     Certificates of deposit                                     93
     Accounts receivable, net                                   656
     Interest receivable                                          3
     Prepaid expense                                            121
     Property and equipment, net                                 20
     Other assets                                                42
     Goodwill                                                 3,580
     Customer base                                              700
     Non-Compete agreement                                      399
                                                            -------
                                                             10,263
                                                            -------

     Current maturities of notes payable                          4
     Accounts payable                                           119
     Payroll taxes and withholdings                             525
     Accrued worksite employee payroll cost                     240
     Health and workers' compensation reserves                3,271
     Other accrued compensation                                 545
     Due to shareholder                                           7
     Customer deposits                                          106
     Other accrued liabilities                                  516
                                                            -------
                                                              5,333
                                                            -------

                                                            $ 4,930
                                                            =======


Cash consideration                                          $ 1,000

Fair value of common stock consideration                      3,930
                                                            -------

                                                            $ 4,930
                                                            =======

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
                                            =============     =============

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable include the following:

                                                        Unaudited     Audited
                                                         May 31,     August 31,
                                                          2004         2003
                                                        --------     --------

Amounts currently due                                   $ 18,381     $  4,779
Less allowance for doubtful accounts                      (1,279)        (338)
Less allowance for sales returns                            (135)        (135)
                                                        --------     --------

                                                        $ 16,967     $  4,306
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
                                                         =======     =======


NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, including capital leases, is comprised of the following:

                                                        Unaudited    Audited
                                                          May 31,   August 31,
                                                           2004       2003
                                                         -------     -------

Land and building                                        $ 1,876     $ 1,821
Machinery and equipment                                    5,440       1,620
Research equipment                                           380         338
Office equipment                                           2,779       2,734
Vehicles                                                   3,726         439
Leasehold improvements                                       444         263
                                                         -------     -------
                                                          14,645       7,215

Less accumulated depreciation                             (9,958)     (4,512)
                                                         -------     -------

                                                         $ 4,687     $ 2,703
                                                         =======     =======

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as reclassified for the adoption of SFAS 142, are as follows:

                PROFESSIONAL        MANUFACTURING AND       WIRELESS         ENTER-     HOLDING     SEGMENT
              BUSINESS SOLUTIONS      DISTRIBUTION       INFRASTRUCTURE     TAINMENT    COMPANY     TOTALS
Goodwill
at August
31, 2003           $  -0-               $5,957                $  82          $  -0-     $  -0-      $6,039

Goodwill
Acquired
Fiscal YTD
May 31, 2004        3,580                  -0-                  573             -0-        -0-       4,153

Impairment
Losses
                 --------             --------             --------        --------   --------    --------

Goodwill
at May
31, 2004           $3,580               $5,957                $ 655          $  -0-     $  -0-     $10,192
                 ========             ========             ========        ========   ========    ========

The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets:

                           AT MAY 31, 2004                     AT AUGUST 31,  2003
                ------------------------------------     -----------------------------------
                                           WEIGHTED                                WEIGHTED
                 GROSS                     AVERAGE        GROSS                    AVERAGE
                CARRYING   ACCUMULATED      AMORT        CARRYING   ACCUMULATED     AMORT
                 AMOUNT    AMORTIZATION     PERIOD        AMOUNT    AMORTIZATION    PERIOD
                --------   ------------   ----------     --------   ------------  ----------
Customer Base    $1,824        $193          10 YRS       $1,075         $66        10 YRS
Non-compete         234         107           4 YRS          234          63         4 YRS
Non-compete         399          53           5 YRS           --          --            --
Non-compete         100           3           3 YRS           --          --            --
                 ------        ----          ------       ------        ----        ------

Total            $2,557        $356           8 YRS       $1,309        $129         8 YRS
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
                                          -----

                                          2,201
                                          =====

The total amount of goodwill that is deductible for tax purposes is $1,276,000 at May 31, 2004.

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
                                               ------

                                               $9,677
                                               ======


NOTE 9 - STOCKHOLDERS' EQUITY

     The following are the details of the Company's common stock as of May 31, 2004 and August 31, 2003:

                                                 Number of Shares
                                 ----------------------------------------------
                                 Authorized     Issued     Outstanding   Amount
                                 ----------     ------     -----------   ------
May 31, 2004 (Unaudited)
Common stock, $0.01 par value    150,000,000  102,386,444  102,386,444  $   939
                                                                        =======


August 31, 2003 (Audited)
Common stock, $0.01 par value    150,000,000   88,216,444   88,216,444  $   802
                                                                        =======
Of the amount issued and outstanding, 8,000,000 shares or $80,000 of common stock, is classified as temporary equity related to the acquisition Kingston Sales Corporation in 2002 since redemption of the Kingston stock is outside the control of the Company at May 31, 2004 and August 31, 2003, respectively.


NOTE 10 - INCOME TAXES

Deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets included in other assets are present below:

                                                          May 31   August 31
                                                           2004      2003
                                                          ------   ---------

Current Deferred Tax Assets
Allowance for Doubtful Accounts                           $  481    $  124
Allowance for Sales Returns and Allowances                    54        54
Obsolesence Reserve                                          101        40
Compensation Reserve                                         233       237
Uniform Capitalization                                         6         6
                                                          ------    ------
                                                          $  875    $  461

Noncurrent Deferred Tax Assets
Fixed Assets                                              $  750       -0-
Net Operating Loss Carryforward-Federal                    1,924     2,403
Net Operating Loss Carryforward-Other States                 -0-        43
Capital Loss Carryforwards                                   460       460
                                                          ------    ------
                                                          $3,134     2,906

Total Deferred Tax Assets                                 $4,009    $3,367

Total Deferred Tax Liabilities                               -0-       -0-

Net Deferred Tax Assets                                    4,009     3,367
Valuation Allowance                                        4,009     3,367
                                                          ------    ------
Net Deferred Tax Assets                                    $ -0-     $ -0-
                                                          ======    ======


A reconciliation of the federal statutory rate to our effective tax rate is as follows:

                                                          5/31/04   5/31/03
                                                          -------   -------
Federal Statutory Rate                                     34.0%     34.0%
Effect of Valuation Allowance                             (34.0%)   (34.0%)
State and Local Taxes net of Federal income
  Tax Benefit                                               5.0%      5.0%
Effect of Valuation Allowance                              (5.0%)    (5.0%)
                                                          ------    ------

Effective Rate                                                0%        0%
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

NOTE 14 - SEGMENT INFORMATION

                                                   Professional   Manufacturing
                                                     Business         and          Wireless                     Holding     Segment
                                                     Solutions    Distribution  Infrastructure Entertainment    Company     Totals
Three Months Ended May 31, 2004
Revenues                                             $  4,988       $  6,302       $  5,965       $     --     $     --    $ 17,255
Cost of revenues                                       (4,049)        (4,502)        (4,649)            --           --     (13,200)
Selling, general and administrative expenses             (482)        (1,632)          (806)            (2)        (350)     (3,272)
                                                     --------       --------       --------       --------     --------    --------

Segment Operating Income (Loss)                      $    457       $    168       $    510       $     (2)    $   (350)   $    783
                                                     ========       ========       ========       ========     ========    ========

Nine Months Ended May 31, 2004
Revenues                                             $ 13,108       $ 16,701       $ 10,462       $     --     $     --    $ 40,271
Cost of revenues                                      (10,586)       (11,468)        (8,255)            --           --     (30,309)
Selling, general and administrative expenses           (1,408)        (4,550)        (1,652)            (4)        (763)     (8,377)
                                                     --------       --------       --------       --------     --------    --------

Segment Operating Income (Loss)                      $  1,114       $    683       $    555       $     (4)    $   (763)   $  1,585
                                                     ========       ========       ========       ========     ========    ========

As of May 31, 2004
Cash                                                 $  2,482       $    680       $    545       $      1     $     53    $  3,761
Restricted savings account                                246             --             --             --           --         246
Certificates of deposit                                    74             --             --             --           --          74
Available for sale investments                          1,470             --             --             --           --       1,470
Notes receivable - short term                              --             21             --             --           --          21
Accounts receivable                                       739          3,966         12,251             --           11      16,967
Costs and estimated earnings in excess of billing
  of billing on uncompleted contracts                      --             --          6,675             --           --       6,675
Inventory, net                                             13          2,941          1,844             --           --       4,798
Prepaid expenses                                          159            289            216             --           19         683
Recoverable income taxes                                   --             78             --             --           --          78
Loan origination fees, net                                 --             42             --             --           --          42
Other current assets                                        2             --             59             --           --          61
Notes receivable - long term                               --             61             --             --           --          61
Property and equipment, net                                43          2,288          2,168              --         188       4,687
Goodwill                                                3,580          5,957            655             --           --      10,192
Other intangible assets, net                              999          1,055            147             --           --       2,201
Other long term assets                                     45             16             --             --           20          81
                                                     --------       --------       --------       --------     --------    --------

Total Segment Assets                                 $  9,852       $ 17,394       $ 24,523       $      1     $    291    $ 52,061
                                                     ========       ========       ========       ========     ========    ========

Three Months Ended May 31, 2003
Revenues                                             $     --       $  2,308       $  1,077       $     --     $     --    $  3,385
Cost of revenues                                           --         (1,737)          (747)            --           --      (2,484)
Selling, general and administrative expenses               --           (451)          (293)            (2)        (135)       (881)
                                                     --------       --------       --------       --------     --------    --------

Segment Operating Income (Loss)                      $     --       $    120       $     37       $     (2)    $   (135)   $     20
                                                     ========       ========       ========       ========     ========    ========

Nine Months Ended May 31, 2003
Revenues                                             $     --       $  7,144       $  3,174       $     --     $     --    $ 10,318
Cost of revenues                                           --         (5,305)        (2,016)            --           --      (7,321)
Selling, general and administrative expenses               --         (1,082)        (1,007)            (4)        (400)     (2,493)
                                                     --------       --------       --------       --------     --------    --------

Segment Operating Income (Loss)                      $     --       $    757       $    151       $     (4)    $   (400)   $    504
                                                     ========       ========       ========       ========     ========    ========

As of August 31, 2003
Cash                                                 $     --       $    792       $     59       $      1     $     33    $    885
Available for sale investments                             --            337             --             --           --         337
Accounts receivable                                        --          2,836          1,463             --            7       4,306
Inventory, net                                             --          1,745            111             --           --       1,856
Other current assets                                       --            543             58             --           62         663
Notes receivable                                           --             --             --             --           --          --
Property, plant & equipment, net                           --          2,350            326             --           27       2,703
Loan origination fees, net                                 --             50             --             --           --          50
Goodwill                                                   --          5,957             82             --           --       6,039
Other intangible assets, net                               --          1,180             --             --           --       1,180
Other long-term assets                                     --             14             --             --           --          14
                                                     --------       --------       --------       --------     --------    --------

Total Segment Assets                                 $     --       $ 15,804       $  2,099       $      1     $    129    $ 18,033
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