Form 10KSB
period 2004-08-31
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2004-11-29
CIK 851249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                    For the fiscal year ended August 31, 2004

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

State issuer's revenues for its most recent fiscal year.       $66,882,000
                                                               -----------

As of November 29, 2004 the aggregate market value of the voting Common Stock of the Company held by non-affiliates of the registrant, based on the final sale price on such date, was approximately $7,039,346.

As of November 29, 2004 there were 102,470,944 shares of the Company's voting Common Stock outstanding.

                             Additional Information

For the purpose of calculating the aggregate market value of the Company's Common Stock held by non-affiliates, the Company utilized the definition of "affiliates" provided by Rule 12b-2 of the Exchange Act. In applying that definition, the Company has considered all beneficial owners of more that 10% of the Company's outstanding Common Stock to be affiliates, as well as all current directors and executive officers. As used for purposes of determining the aggregate market value of the Voting Common Stock held by non-affiliates, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after November 29, 2004. "Beneficial ownership" also includes that ownership of shares that is imputed to any members of the control group of the Company. The Company then multiplied the beneficial ownership of those affiliates by the closing price of the Company's Common Stock, as of the date stated above, to derive the market value.

                       FORTUNE DIVERSIFIED INDUSTRIES, INC.

                            FORM 10-KSB ANNUAL REPORT

                                               TABLE OF CONTENTS

                                                     PART I
Item 1.       Description of Business..........................................................4

Item 2.       Description of Property.........................................................14

Item 3.       Legal Proceedings...............................................................15

Item 4.       Submission of Matters to a Vote of Security Holders.............................15

                                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters........................15

Item 6.       Management's Discussion and Analysis of Results of Operation and
              Financial Condition.............................................................17

Item 7.       Financial Statements............................................................29

Item 8.       Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure............................................................29

Item 8A.      Controls and Procedures.........................................................29

                                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act...............................29

Item 10.      Executive Compensation..........................................................31

Item 11.      Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters.....................................................33

Item 12.      Certain Relationships and Related Transactions..................................35

Item 13.      Exhibits and Reports on Form 8-K................................................36

Item 14.      Principal Accountant Fees and Services..........................................37

SIGNATURES....................................................................................74

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Fortune Diversified Industries, Inc. (formerly known as WOW Entertainment, Inc. and prior to that American Gaming & Entertainment, Ltd.) is a Delaware corporation incorporated in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and its subsidiaries unless the context otherwise requires. Fortune Diversified Industries, Inc., in its individual capacity, may be referred to as the "Holding Company". The Company is the parent company of Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"); Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); Commercial Solutions, Inc. (Commercial Solutions); James H. Drew Corp. (JH
Drew); PDH, Inc. (PDH); Cornerstone Wireless Services, Inc. (Cornerstone Wireless); Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Innovative Telecommunications Consultants, Inc. (ITC); Telecom Technology Corp. (TTC); StarQuest Wireless Services, Inc. (StarQuest); Women of Wrestling, Inc. (WOW); and Murphy Development, Ltd. (Murphy). In addition, subsequent to August 31, 2004, the Company acquired Ink Source, Inc. (Ink Source), September 30, 2004, which has become a part of Nor-Cote and MAGTECH Services, Inc. ("Magtech"), November 1, 2004, which has become a wholly-owned subsidiary of the Company.

The Company's strategy is to create an environment that supports the growth of our acquired companies and to continue acquiring successful companies. As a conglomerate or holding company, we are investing in a diverse portfolio of companies that bring to market, product and service strengths in their sectors.

The Company's principal executive offices are located at 6402 Corporate Drive, Indianapolis, Indiana 46278, and its telephone number is 317-532-1374.

                               Control Group

In order to better understand the Company's business organization and development, it is important to know that as of August 31, 2004, Messrs. Fisbeck, Fortune, Kingston, Wolcott, Jr. and Schafir are considered members of a "group" deemed to beneficially own 91,806,375 shares of the Company's Common Stock representing 89.67% of the outstanding Common Stock of the Company, which totals 102,386,444 shares. Individually, each of the above persons has the sole voting and dispositive power over the following number of shares of the Company's Common Stock as of August 31, 2004: John F. Fisbeck, 17,087,023 (or 16.689%), Carter M. Fortune, 41,328,108 (or 40.365%),Robert J. Kingston,
7,900,000 (or 7.716%), Norman G. Wolcott, Jr., individually, 9,537,515 (or
9.315%), Norman G. Wolcott Jr., as Trustee of the Norman G. Wolcott, Sr. and Lucille H. Wolcott Revocable Trust of 1995 Marital Trust and the Norman G. Wolcott, Sr. and Lucille H. Wolcott Revocable Trust of 1995 Survivor's Trust (the "Wolcott Trusts"), 2,853,729 (or 2.787%), and Harlan M. Schafir, 13,100,000 (or 12.795%).

                       Acquisition of Ownership

Addition of Robert J. Kingston to the Control Group
---------------------------------------------------

Effective July 31, 2002, as part of the purchase price for 1000 shares of the Common Stock, no par value, of Kingston, constituting all of the outstanding shares of Kingston's capital stock, pursuant to the terms of a Stock Purchase Agreement by and among the Company, Kingston and Robert J. Kingston, Mr. Robert
J. Kingston received 8,000,000 restricted shares of the Company's Common Stock.

In addition to the 8,000,000 shares of the Company's Common Stock, Mr. Kingston also was paid, as part of the purchase price for his Kingston shares, $2,400,000 ($3,000,000 closing payment less a $600,000 purchase adjustment). Mr. Kingston received $3,000,000 at closing. Mr. Kingston paid the Company a purchase adjustment amount of $600,000 based upon certain requirements in the Stock Purchase Agreement and Amendment to the Stock Purchase agreement in November 2002. Also as a part of the Stock Purchase Agreement, subject to the limitations and restrictions described below, Mr. Kingston could, in his sole discretion, sell any or all of the Company's Common Stock held by Mr. Kingston if certain earnings goals were met as defined in the Stock Purchase Agreement. In addition, Mr. Kingston could only exercise this put option if the average bid price per share during the period October 1, 2004 to October 31, 2004 was less than the proposed put price, or if the company's stock is not listed on the OTC Bulletin Board, The New York Stock Exchange, NASDAQ or another nationally-recognized securities market or exchange during the period October 1, 2004 to October 31, 2004. Since the earnings goals were not met, and the average bid price during the month of October was substantially higher than that of the put prices along with the fact that the Company was listed on the OTC Bulletin Board exchange, Mr. Kingston's put option expired October 31, 2004.

Mr. Kingston remains President of Kingston under the terms of an employment agreement dated July 31, 2002 and incorporated into the Stock Purchase Agreement as an exhibit. Mr. Kingston is subject to a non-compete agreement, dated July 31, 2002 and incorporated in the Stock Purchase Agreement as an exhibit.

Mr. Kingston was elected to the Board of Directors of the Company by shareholders Messrs. Fisbeck and Fortune without a meeting by written consent pursuant to section 228 of the General Corporation Law of the State of Delaware in lieu of holding a meeting. Such election was agreed to in writing in a document entitled Voting Agreement, dated July 31, 2002, which is an exhibit of the Stock Purchase Agreement. Effective July 31, 2004 Mr. Kingston voluntarily resigned from the Company's Board.

Mr. Kingston was granted Piggy-Back Registration Rights as part of a Registration Rights Agreement, attached as an exhibit to the Stock Purchase Agreement, dated July 31, 2002 by and between Fortune Diversified Industries, Inc. and Robert J. Kingston.


Addition of Norman G. Wolcott, Jr. to the Control Group
---------------------------------------------------------

Effective July 1, 2003, pursuant to a Stock Purchase Agreement as part of the purchase price of all the outstanding shares of common and preferred stock of Nor-Cote International, Inc., the Company issued 12,391,244 of Common Stock to Norman G. Wolcott, Jr. and the Norman G. Wolcott Sr. and Lucile H. Wolcott Revocable Trust of 1995 (the "Wolcott Trust").

The disposition of the Company's shares held by Norman G. Wolcott, Jr. and the Wolcott Trust (collectively, "Common Stock Sellers") is substantially restricted by an Option Agreement. Common Stock Sellers shall each have the option to put any or all of the Company's stock received by them to Carter M. Fortune and Mr. Fortune shall have the option to call any or all of the Company's stock from each of the Common Stock Sellers. The put price and the call price shall be the same (the "put/call price") and the put/call price shall be dependent upon Nor-Cote's cumulative Adjusted EBITDA during the three-year period July 1, 2003 to June 30, 2006 (the "Test Period"). If Nor-Cote's cumulative Adjusted EBITDA during the Test Period is at least $4,683,000, the put/call price per share shall be $.3365. The put/call price shall, however, be decreased in proportion to the amount by which Nor-Cote's cumulative Adjusted EBITDA during the Test Period is less than $4,683,000, as defined in the Stock Exchange Agreement. Common Stock Sellers may only exercise the put option and Mr. Fortune may only exercise the call option during the period September 1, 2006 to September 30, 2006. Any closing on the sale of the Company's stock to Mr. Fortune shall occur within 90 days of a party's receipt of written notice from the other party requesting exercise of his put or call option. All of the Company's stock received by them shall be retained by each of the Common Stock Sellers until (i) the exercise of the put and call options or (ii) the expiration of the exercise period (including any extensions) for such put and call options without exercise of such put and call options. In addition, Mr. Fortune shall have an option to call any or all of the Company's stock held by the Common Stock Sellers at the call price per share of $.3365 at any time during the three-year period July 1, 2003 to June 30, 2006.

Mr. Wolcott Jr. continues as Chairman of Nor-Cote under the terms of an employment agreement dated July 1, 2003 and incorporated into the Stock Exchange Agreement as an exhibit. The employment agreement is effective July 1, 2003 to and including June 30, 2006, unless terminated pursuant to the terms of the employment agreement. Prior to the Stock Exchange Agreement, there was no material relationship between the Company and Norm Wolcott, Jr.

Mr. Wolcott Jr. is subject to a non-compete agreement that is incorporated into the employment agreement dated July 1, 2003. The non-compete agreement is in effect as of the date of purchase and continues until two years after his employment ceases.

Addition of Harlan M. Schafir to the Control Group
--------------------------------------------------

Effective as of October 1, 2003, pursuant to the three related Agreements and Plans of Merger ("Merger Agreements")as part of the purchase price for all of the outstanding shares of PSM, the Company issued 13,100,000 shares of Common Stock to Harlan M. Schafir.

Two option agreements substantially restrict the disposition of the Company's shares held by Mr. Schafir. The first is an option agreement entered into the 1st day of October 2003 by and between Harlan M. Schafir and Carter M. Fortune and Robert J. Kingston (collectively, "Shareholders"); the second is an option agreement entered into the 1st day of October 2003 by and between Harlan M. Schafir, and the Company (Collectively, "Option Agreements"). Mr. Schafir shall have the option to put any or all of the Company's stock received by him to the Shareholders or the Company, according to the terms of these Option Agreements.

If Mr. Schafir desires to sell any or all of the Company's Common Stock held by him pursuant to the October 1, 2003 stock purchase agreement, he must simultaneously make demand upon Carter M. Fortune, Robert J. Kingston, and the
Company:

 (i) Within 10 days of demand, Carter M. Fortune and Robert J. Kingston shall comply with the terms of the Option Agreement Fortune/Kingston/Schafir);

 (ii) If Carter M. Fortune and Robert J. Kingston fail to comply with the terms of the Option Agreement (Fortune/Kingston/Schafir) then to the extent of Carter M. Fortune's and Robert J. Kingston's non-compliance within 20 days of demand, the Company shall comply with the terms of the Option Agreement (Company/Schafir);

(iii)      If the Company fails to comply with the terms of the Option
           Agreement (Company/Schafir) then to the extent of the Company's non-compliance within 30 days of demand, Mr. Schafir may then execute upon the Merrill Lynch Pledged Collateral Account Control Agreement (relating to Carter M. Fortune), the Merrill Lynch Pledged Collateral Account Control Agreement (relating to Robert J. Kingston) and the Merrill Lynch Pledged Collateral Account Control Agreement (relating to the Company) on a pro-rata basis based upon the market value of the assets contained in each of the pledged collateral accounts.

The put price shall be dependent upon PSM's cumulative EBITDA during the three-year period October 1, 2003 to September 30, 2006 ("Regular Test Period"), as defined in the Option Agreements.

Mr. Schafir continues as Chairman of PSM under the terms of an employment agreement dated October 1, 2003 and incorporated into the Merger Agreements as an exhibit. The employment agreement is effective October 1, 2003 to and including September 30, 2006, unless terminated pursuant to the terms of that employment agreement. Prior to the October 1, 2003 Merger Agreements, there was no material relationship between the Company and Mr. Schafir.

Mr. Schafir is subject to a non-compete agreement that is incorporated into the employment agreement dated October 1, 2003. The non-compete agreement is in effect as of the date of purchase and continues until after his employment ceases.

                                  ACQUISITIONS


Cornerstone Wireless Construction Services, Inc.

Cornerstone Construction is an Indiana corporation and is a wholly owned subsidiary of the Company. Cornerstone Construction was initially established on October 24, 2001. On or about March 1, 2003, Cornerstone Construction and Carter
M. Fortune entered into an Agreement for Purchase and Sale of Assets by which Mr. Fortune purchased substantially all of the assets and property owned by Cornerstone Construction that were used in connection with the business. The nature and amount of consideration given for the acquired assets and property was $298,240.22. On or about August 15, 2003, Carter M. Fortune and Cornerstone Construction entered into an Agreement for Purchase and Sale of Assets by which Cornerstone Construction purchased substantially all of the assets and properties owned by Mr. Fortune that were used in connection with the construction business. Mr. Fortune received $189,181.17 for the assets and property.

PDH, Inc.

PDH, an Indiana corporation and wholly-owned subsidiary of the Company, acquired certain assets of Dickson Hughes Group, LLC ("DHG"), an Indiana limited liability company, through an Asset Purchase Agreement dated January 18, 2002 ("DHG Agreement"). The Company has devoted the acquired assets to its existing Wireless Infrastructure Segment. This transaction was considered an acquisition of productive assets and not considered a business combination. However, some of the standards of accounting for business combinations, including certain disclosures, are considered relevant and have been applied whenever practicable. The results of the assets acquired from DHG have been included in the accompanying consolidated statement of operations from the date of acquisition. The assets acquired included certain of DHG's accounts receivable, works-in-process, prepaid expenses, software, computer hardware and fixtures and backlog. The nature and amount of consideration given for the acquired assets was approximately $740,000.00, which was subject to adjustments as described in the DHG Agreement, however no adjustments were warranted. There were no liabilities assumed in this transaction.

Kingston Sales Corporation

The Company acquired from Robert J. Kingston all of the common stock of Kingston, an Indiana corporation, pursuant to the terms of a Stock Purchase Agreement by and among Fortune Diversified Industries, Inc., Kingston Sales Corporation and Robert J. Kingston, effective July 31, 2002. Kingston is a manufacturers' representative and distributor for prominent national companies in the electronic, sound, security, and video markets. Kingston offers the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems. The transaction was accounted for using the purchase method of accounting. The source of funds for the transaction came from a loan from a financial institution. The purchase price was payable in cash of $3,000,000 paid at closing less a purchase adjustment amount of $600,000. Mr. Kingston also, as previously stated, received 8,000,000 shares of the Company's Common Stock as part of the acquisition. The fair market value of the 8,000,000 shares of the Company's Common Stock of $480,000 (which was based upon the bid price discounted for various factors, including liquidity) was also included as part of the purchase price.

Telecom Technology Corp.

TTC Acquisition Company ("TTC Acquisition"), an Indiana corporation and wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of Telecom Technology Corp. ("TTC"), an Indiana corporation, and Michael W. Grothe, through an Asset Purchase Agreement effective as of September 1, 2002 ("TTC Agreement"). The Company has devoted the assets of TTC to its existing Wireless Infrastructure Segment. The assets acquired include certain of TTC's work-in-process, software and related assets, fixed assets, equipment and machinery, computer hardware and fixtures, a complete customer list, intellectual property, sales proposals and like documents and contracts, inventory, accounts receivable, intangible assets, prepaid expenses, and cash and cash equivalents. TTC Acquisition accepted and assumed $45,000 of specifically identified accounts payable and all of Sellers' rights and executory obligations under the Assumed Contracts to be performed after the Closing Date of the TTC Agreement (excluding any obligations or liabilities of Sellers under any Assumed Contracts that were to have been performed, fulfilled or satisfied on or prior to the Closing Date). In addition to the assumed liabilities, the consideration given for the acquired assets was $125,952 cash and 450,000 restricted shares of the Company's Common Stock, of which 200,000 shares vested immediately and 250,000 shares are subject to adjustments as described in the TTC Agreement. 250,000 of the contingent shares were never issued and were forfeited in 2003. The remaining 200,000 shares were issued and valued as part of the purchase at $0.06 per share.

In addition, TTC Acquisition, pursuant to an Asset Purchase Agreement effective as of September 1, 2002 ("Hagan Agreement"), acquired the customer lists, and other business assets of Pat Hagan, who was employed by TTC. The assets were acquired through TTC. Mr. Hagan is a party to the Hagan Agreement and is subject to an Employment Agreement. Prior to the Hagan Agreement, there was no material relationship between the Company and Mr. Hagan. The consideration given for the acquired assets was $1.00 cash and 250,000 restricted shares of the Company's Common Stock, which are subject to adjustments based upon earnings goals of TTC from the period September 1, 2003 to August 31, 2004 as described in the Hagan Agreement. No value was assigned to these contingent common shares and at the date of this report 50,000 of the 250,000 contingent shares vested per the terms of the agreement.

The TTC Agreement and the Hagan Agreement were considered together as one transaction and were accounted for using the purchase method of accounting. The impact of this acquisition was not material in relation to the Company's consolidated financial statements.

StarQuest Wireless, Inc.

StarQuest Wireless, Inc. ("StarQuest"), an Indiana corporation and wholly-owned subsidiary of TTC, acquired certain assets of StarQuest Wireless, LLC ("SWL") from, Noel Kaplan and Steve Cochran, through an agreement entered into on October 31, 2002 and effective October 9, 2002 by and among StarQuest, SWL, Mr. Kaplan and Mr. Cochran ("StarQuest Agreement"). The purchased assets and assumed liabilities were used or useful in connection with the business of selling, installing or maintaining satellite television systems. The Company has devoted the assets to its existing Wireless Infrastructure Segment. The transaction was accounted for using the purchase method of accounting. The assets acquired included a complete list of customers, all accounts receivable, all sales agency and similar agreements with satellite television providers (including, but not limited to, DirecTV, Echostar, Pegasus and Musicland) and the telephone numbers used in conjunction with SWL's operations. The Company also accepted and assumed all of sellers' rights and executory obligations under the assumed contracts to be performed after the closing date of the StarQuest Agreement. The consideration given for the acquired assets was $1.00 cash and 600,000 (300,000 shares each to Noel Kaplan and Steve Cochran) of restricted shares of the Company's Common Stock, which were subject to adjustments as described in the StarQuest Agreement. As of August 31, 2004, 200,000 shares were vested and issued per the StarQuest Agreement. The remaining shares did not vest and were never issued. StarQuest operates in the Company's Wireless Infrastructure Segment. The impact of this acquisition was not material in relation to the Company's consolidated financial statements.

Nor-Cote International, Inc.

Nor-Cote Acquisition Company, a wholly owned subsidiary of the Company, acquired 1,451,985.47 shares of the common stock and 747,992.51 shares of the preferred stock of Nor-Cote, an Illinois corporation, and subsidiaries, constituting all of the outstanding shares of Nor-Cote pursuant to the terms of a Stock Purchase Agreement by and among Nor-Cote; Norman G. Wolcott, Jr., individually; Norman G. Wolcott, Jr. and Norman G. Wolcott, Sr., as co-trustees of the Wolcott Trust; First Bankers Trust Company, as trustee under the Trust Agreement for the Nor-Cote International, Inc. Employee Stock Ownership Plan Trust ("ESOP Trust") and the Company, effective July 1, 2003. Nor-Cote is engaged in the business of developing, producing and selling ultraviolet ink products. The Company transferred 12,391,244 shares of its Common Stock to Norman G. Wolcott, Jr. and the Wolcott Trust and transferred 7,668,364 of its own shares to the Nor-Cote International, Inc. Employee Stock Ownership Plan Trust ("ESOP Trust"). The 7,668,364 shares were transferred back to the Company and retired and applied as payment on an inside loan payable from the ESOP Trust to Nor-Cote in the principal amount of $6,028,991.01. The debt was non-recourse to the ESOP Trust but was collateralized by 578,875.512 preferred shares that were unallocated to Nor-Cote's ESOP participants.

Additionally, 2,233,571 shares of the Company's Common Stock were issued to retain key employees of Nor-Cote. Of the 2,233,571 common shares issued, 2,128,571 common shares were issued according to employment agreements with officers of Nor-Cote and are contingent upon Nor-Cote obtaining certain earnings goals over the period July 1, 2003 through July 1, 2006. The contingent stock consideration is included as a component of the purchase price in accordance with Emerging Issues Task Force 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," under arrangements not affected by employment termination. Consideration for 1,028,571 shares is included in permanent equity under SFAS 141 as management of the Company deems likelihood that payment of such contingent consideration is beyond a reasonable doubt. The remaining 1,100,000 shares, valued at $253,000 is included in other long-term liabilities in the Company's consolidated balance sheet. In addition to the exchange described above, Norman G. Wolcott, Jr. and the Wolcott Trust received $1,800,000.00 in cash. The ESOP Trust received $893,608.00 for 169.116.998 preferred shares of Nor-Cote held by the ESOP Trust. Nor-Cote subsequently filed a Plan of Termination for its ESOP with the Internal Revenue Service and received a favorable determination letter dated June 15, 2004. The net assets of the ESOP totaling approximately $650,000 have been distributed to participants in accordance with the Plan of Termination. As of the date of this filing, the final tax return (Form 5500) has been filed with the Internal Revenue Service.

The source of funds for the transaction came from an unsecured line of credit from a stockholder of the Company and from a loan from a financial institution. The fair market value of the 22,293,179 shares of the Company's Common Stock was $5.127 million (which was based upon the quoted market price of the Company's Common Stock traded for a reasonable period before and after the acquisition. The stock price was discounted due to historical trading volume being significantly lower than shares issued in the transaction) and was also included as part of the purchase price. In addition to the assumed liabilities, the aggregate purchase price of the acquisition was $7.821 million of which $5.230 million consists of goodwill and amortizable intangible assets.

Professional Staff Management, Inc
Professional Staff Management, Inc. II
Pro Staff, Inc.

Effective as of October 1, 2003, the Company acquired all of the outstanding shares of common stock, no par value, of PSM pursuant to the following agreements (the "Merger Agreements"):

     AGREEMENT AND PLAN OF MERGER entered into the 1st day of October, 2003, by and among Professional Staff Management, Inc., an Indiana Corporation, PSM Acquisition, Inc., and Indiana corporation and wholly Owned subsidiary of Fortune Diversified Industry, Inc. , Harlan M. Schafir, and Fortune Diversified Industry, Inc.

     AGREEMENT AND PLAN OF MERGER entered into the 1st day of October, 2003 By and among Professional Staff management, Inc. II, an Indiana Corporation, PSM Acquistion II, Inc., an Indiana corporation and wholly owned subsidiary of Fortune Diversified Industry, Inc., Harlan M. Schafir, and Fortune Diversified Industry, Inc..

     AGREEMENT AND PLAN OF MERGER entered in the 1st day of October, 2003 By and among Pro Staff, Inc., an Indiana corporation, PSM Acquisition III. Inc., an Indiana corporation and wholly owned subsidiary of Fortune Diversified Industry, Inc., Harlan M. Schafir, and Fortune Diversified Industry, Inc..

The agreements were intended to qualify as a "reorganization" pursuant to the provisions of Section 368 of the Internal Revenue Code and specifically as a reverse-triangular merger under Code Section 368 (a) (2) (E). For accounting purposes the business combination is being accounted for as a purchase under SFAS No. 141, "Business Combinations". The Merger Agreements' terms include, among other things, the exchange of all of the outstanding shares of Professional Staff Management, Inc., (125 shares); Professional Staff Management II, Inc., (500 shares); and Pro Staff, Inc. (500 shares), all held by Harlan M. Schafir, for a total of 13,100,000 shares of the Company's Common Stock. The Company formed three wholly-owned subsidiaries, PSM Acquisition, Inc.; PSM Acquisition II, Inc.; and PSM Acquisition III, Inc. The Company's shares were exchanged at the following ratios: 66,024 shares of the Company's Common Stock for each share of PSM.; 4,454 shares of the Company's Common Stock for each share of PSM II; and, 5,240 shares of the Company's Common Stock for each share of Pro Staff. The Company exchanged a total of 13,100,000 shares as follows:
8,253,000 shares for the shares of PSM; 2,227,000 shares for the shares of PSM II; and 2,620,000 shares for the shares of Pro Staff.

In addition to the exchanges described above, Mr. Schafir received a total of $1,000,000.00 in cash. The cash was allocated as follows: $630,000.00 for PSM; $170,000.00 for the PSM II; and $200,000.00 for Pro Staff.

The principle followed in determining the amount of consideration paid was the ongoing value of the three companies, with adjustments thereto for certain aspects of the transaction, including earnings benchmarks as defined by the Merger Agreements. Prior to the Merger Agreements, there was no material relationship between the Company or any of its subsidiaries and the exchanging parties identified above.

The source of the Company's consideration included the Company's shares, and cash held by the Company prior to the Merger Agreements. The fair market value of the 13,100,000 Company's shares issued was $3.93 million (which was based upon an independent valuation based on the bid price discounted for various factors, including liquidity) and was included as part of the purchase price. In addition to the assumed liabilities, the aggregate purchase price of the acquisition was $4.93 million of which $4.679 million consists of goodwill and other intangible assets.

The dispositions of the Company's shares held by Mr. Schafir are substantially restricted by two Option Agreements. The first is an Option Agreement entered into the 1st day of October, 2003 by and between Harlan M. Schafir, Carter M. Fortune and Robert J. Kingston; the second is an Option Agreement entered into the 1st day of October, 2003 by and between Harlan M. Schafir, and the Company. (collectively, "Option Agreements").

JAMES H. DREW CORPORATION AND SUBSIDIARY

On April 30, 2004, the Company acquired all of the outstanding shares of common stock, no par value, of James H. Drew Corporation and its wholly-owned subsidiary, Tennessee Guardrail, Inc. (collectively "JH Drew") pursuant to the agreement entitled "Stock Purchase Agreement " by and between Cemex, Inc., ("Seller") and Fortune Diversified Industries, Inc. ("Buyer"). The Stock Purchase Agreement's terms include, among other things, the exchange of all of the outstanding shares of James H. Drew Corporation ("JH Drew") for $13.15 million, of which $11.5 million was paid in cash at closing and the remaining $1.65 million plus $57,000 interest is due to seller on December 15, 2004. In calculating the purchase price the parties considered, among other factors: JH Drew's consolidated accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, inventories, accounts payable and other current assets and current liabilities. The funds constituting the purchase price were derived from the combination of a loan from Fifth Third Bank and a loan to the Company from its Chief Executive Officer and majority shareholder Carter M. Fortune. The remaining balance owed to seller, is expected to be paid by cash from operations and is included in the Company's August 31, 2004 consolidated balance sheet under accrued expenses and other current liabilities.

The purchase price includes $434,000 of contingent stock consideration. This amount consists of 430,000 shares valued at the closing price of the Company's stock on the date of purchase at $1.01 share. The contingent stock consideration is included as a component of the purchase price in accordance with Emerging Issues Task Force 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," under arrangements not affected by employment termination. The consideration is included in permanent equity under SFAS 141 as management of the Company deems likelihood that payment of such contingent consideration is beyond a reasonable doubt.

Innovative Telecommunications Consultants, Inc. (ITC)

On May 11, 2004, the Company acquired all of the outstanding shares of common stock of Innovative Telecommunications Consultants, Inc. ("ITC"), pursuant to a Stock Purchase Agreement dated May 11, 2004 and effective April 30, 2004. The purchase price of $501,000 includes cash paid by the Company of $400,000 and the issuance of 100,000 shares of the Company's Common Stock valued at the closing price of the Company's Common Stock on the date of purchase, $1.01 per share.

ITC operates in the Company's Wireless Infrastructure Segment. The impact of this acquisition was not material in relation to the Company's consolidated financial statements.


              Acquisitions closed subsequent to August 31, 2004

Ink Source, Inc.
----------------
The Company's Nor-Cote subsidiary, acquired certain assets and assumed certain liabilities of Ink Source, Inc. through an asset purchase agreement entered into as of September 30, 2004 by and among Ink Source, Inc. ("Ink Source")a Wisconsin corporation ("Seller"), Michael Sloan ("Shareholder") and Nor-Cote International, Inc., an Indiana corporation ("Purchaser"). The Company has devoted the assets of Ink Source, including but not limited to goodwill, backlog, customer lists, customer deposits, trade and product names, proprietary property and products, prepaid expenses, software, web page, furniture, equipment, machinery and other intellectual property, to its Nor-Cote subsidiary. Ink Source will move its operations from Wisconsin to Nor-Cote's facilities in Crawfordsville, IN. Nor-Cote accepted and assumed $239,747 of specifically identified accounts payable and bank debt. In addition to the assumed liabilities, the consideration given for the acquired assets was $200,000, which includes a non-compete agreement with Michael Sloan. Additionally, 400,000 restricted shares of the Company's Common Stock vest per the employment agreement with Michael Sloan in two years based upon certain sales volume within the Ink Source division, as defined in the agreement. Ink Source provides technology in Ultra Violet point of purchase (POP) inks to round out the suite of ink products provided by Nor-Cote. The impact of this acquisition was not material in relation to the Company's consolidated financial statements.

Magtech Services, Inc.
----------------------
In November, 2004 the Company acquired all of the assets and certain liabilities of Magtech pursuant to an Asset Purchase Agreement effective November 1, 2004. The acquired assets include certain fixed assets, accounts receivable, work in process, customer lists, customer agreements, trade secrets, intellectual property, sales proposals and like documents and contracts. The Company accepted and assumed $70,954 of specifically identified accounts payable and all of Sellers' rights and executory obligations under the Assumed Contracts to be performed after the Closing Date (excluding any obligations or liabilities of Sellers under any Assumed Contracts that were to have been performed, fulfilled or satisfied on or prior to the Closing Date). In addition to the assumed liabilities, the consideration given for the acquired assets was $445,213 cash and 484,500 restricted shares of the Company's stock. Of the 484,500 shares, 84,500 shares shall be immediately vested in Seller and the remaining 400,000 shares are contingent upon certain EBIT requirements through the period November 1, 2004 to October 31, 2006, as defined in the agreement.

Magtech operates in the Company's Wireless Infrastructure Segment. The impact of this acquisition was not material in relation to the Company's consolidated financial statements.

                       Start-Up Company

Commercial Solutions, Inc.

Commercial Solutions, Inc. ("Commercial Solutions") was incorporated December 22, 2003, to be a master distributor for commercial sector products. They are the primary U.S. Distributor for Thomson, Incorporated's (Thomson) commercial products group (RCA products). Additionally, Commercial Solutions sells other branded products such as Panasonic and Rubbermaid to the distributors throughout the U.S.

                 General Description of the Business

The Company's primary operating focus has shifted from its original emphasis on the entertainment industry. Because of the Company's change in operating focus and its expanded current and future anticipated holdings, the Company amended its certificate of incorporation to change its name from WOW Entertainment, Inc. to Fortune Diversified Industries, Inc. and changed its stock symbol from WOWI to FDVI, effective August 16, 2001.

The Company's current operating focus is achieved through its Manufacturing and Distribution Segment (Kingston, Commercial Solutions, and Nor-Cote); its Wireless Infrastructure Segment (PDH, Cornerstone Wireless, Cornerstone Construction, Magtech, TTC, StarQuest, JH DREW, and ITC) and its Professional Business Solutions Segment (PSM).

Manufacturing and Distribution Segment

The Company's Manufacturing and Distribution Segment is conducted through its Kingston, Commercial Solutions, and Nor-Cote subsidiaries.

Kingston is a manufacturer's representative and distributor for prominent national companies in the electronic, sound, security, and video markets. Kingston offers the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems.

Commercial Solutions is a "master distributor" for commercial distribution of manufactured products of Thomson, Inc. (RCA products)(televisions, DVD, and other electronic products), Panasonic (televisions, DVD, and other electronic products), and Rubbermaid (carts, cleaning equipment, trash receptacles, and other products). Commercial Solutions sells to distributors covering various territories in North America.

Nor-Cote is a manufacturer of UV curable screen printing inks. Nor-Cote inks are printed on many types of plastic, metals and other substrates that are compatible with the UV curing process. Typical applications are plastic sheets, cell phones, bottles & containers, CD and DVD disks, rotary-screen printed labels, and membrane switch overlays for which Nor-Cote provides conductive ink. Nor-Cote has operating facilities in the United States, United Kingdom, Singapore, and Malaysia, with worldwide distributors located in Africa, Australia, Canada, China, Colombia, Hong

Kong, India, Italy, Japan, Korea, New Zealand, Poland, Taiwan, Thailand, Latin America and the United States. Nor-Cote entered in to an exclusive patent license agreement in August 2003 with a manufacturer in the United States to expand its product line for uses in new applications. The recent acquisition of Ink Source provides Nor-Cote with a new entry into the retail "Point of Purchase" (POP) ink/signage and decal market.


Wireless Infrastructure Segment

The Company's Wireless Infrastructure Segment is conducted through PDH, Cornerstone Wireless, Magtech, Cornerstone Construction, TTC, StarQuest, ITC, JH Drew, and their affiliates. Through this segment, the Company can assist its customers with the telecom site development process from real estate planning through infrastructure construction, as well as marketing and management including: site acquisition (e.g., raw land, building rooftop, or antenna structure for co-location); architectural and engineering analysis and drawings (e.g., analysis of existing cell tower or construction drawings of cell towers and switches); site construction; existing site marketing and management; site maintenance and upgrades and wireless signaling and signage for highway construction projects or upgrades.

JH Drew is a specialty contractor in the field of infrastructure, including fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel. JH Drew has been operating over fifty years, serving contractors and state departments of transportation. During this time, JH Drew has established relationships in the industry, earning a well-respected reputation for reliability and quality. JH Drew maintains significant market share in the main geographic areas of Indiana, Western Missouri, and Eastern Tennessee and has offices in these three states. Currently, approximately 95% of sales are derived in these geographic areas. JH Drew has achieved revenue and EBITDA growth during four of the last five years and is again on track to attain such growth through acquisitions and new product offerings in existing markets. JH Drew is well positioned to acquire additional companies that will complement current operations and expand market penetrations into existing and new geographic areas.

PDH's business strategy is to offer a full range of network infrastructure, real estate development services to the telecommunications industry, among other types of real estate network critical industries. PDH's full service list of network real estate development services includes program management, site acquisition, zoning and permitting, architectural & engineering design, construction management, co-location facilitation, environmental services, lease capitalization, lease renegotiation, site marketing and asset management.

Cornerstone Wireless specializes in providing engineering and architectural services for the telecommunications and the traditional real estate development industries. The telecommunications industry includes cellular, personal communication services (PCS), specialized mobile radio (SMR), enhanced specialized mobile radio (ESMR), microwave systems, fixed wireless, broadband and fiber optics technologies for carriers, tower consolidators and utilities.

Cornerstone Construction offers a full range of construction services to the telecommunications industry, primarily developing wireless networks for wireless carriers. Such services include: civil construction, electrical, foundation and tower installations, as well as, antennae and line installations. Cornerstone Construction can provide a complete turnkey solution to the development of telecommunications infrastructure.

Magtech specializes in providing engineering and architectural services for the telecommunications industry.

TTC specializes in the design, engineering and installation of structured cabling systems for the commercial marketplace and sells telephone and voice mail systems. TTC provides the data cabinets, racks, cable trays, HUBS, patch panels, computer furniture, cable management and any peripheral equipment necessary for a complete voice and data-cabling infrastructure.

StarQuest is a provider of premium communication/ information services, including digital satellite television, high speed (broadband) Internet, both wired and wireless. These services are provided exclusively to the United States multi-dwelling unit (MDU) marketplace.

ITC is a technical services company that provides customer specific turnkey solutions for wireless equipment manufacturers and wireless service providers. Technical services include switch and radio base station engineering as well as providing the site, survey, delivery, installation and integration process for the implementation of end user equipment offered by a wide range of wireless equipment manufacturers. Nationwide availability is provided by individual program management allowing ITC to offer maintenance solutions for the continuous development of existing service provider's wireless networks. This is achieved by knowledgeable management structure with regional offices located throughout the US and with corporate headquarters strategically positioned in the Midwest. ITC places emphasis on monitoring the evolution of technology in the fast paced wireless industry to ensure that all field personnel are properly trained with the necessary skills it takes to provide the best available service and wide range of technical solutions provided to the wireless industry.

Professional Business Solutions Segment

PSM provides cost-effective employee administrative solutions to companies in more than 25 states nationwide. The three companies are engaged in providing services in employment-related matters, such as Payroll and Tax Processing, Worker's Compensation and Risk Management, Benefits Administration, Unemployment Administration, Legal and Regulatory Employer Compliance, 401k and Retirement Plan Administration and Employee Assessments.

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

Accordingly, the Company could be underbid by its competitors in an effort by them to procure such business. The Company believes that, as demand for its products and services increases, customers will increasingly consider other factors in choosing a provider, including: technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability. Management believes that the Company will benefit when these factors are considered. There can be no assurance, however, that the Company's competitors will not develop the expertise, experience and resources to provide products and services that are superior in both price and quality to the Company's products and services, or that the Company will be able to maintain or enhance its competitive position.

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

Research and Development

Nor-Cote is the only subsidiary of the Company that incurs material research and development expenses. During the fiscal year ending August 31, 2004, Nor-Cote incurred $386,000 of research and development expenses as compared to the two months ended fiscal year August 31, 2003 of $48,000. Nor-Cote expects to incur significantly greater expenses during the fiscal year ending August 31, 2005. Research and development takes place at Nor-Cote's facility. These expenses primarily relate to research regarding improvements to Nor-Cote's existing ultraviolet inks and the development of new ultraviolet inks.

Employees

As of November 29, 2004, the Company had approximately 373 full-time employees of which 256 were primarily engaged in the Wireless Infrastructure Segment, 83 were engaged in the Manufacturing and Distribution Segment, 23 were engaged in the Business Solutions Segment, and 11 were primarily engaged by the Holding Company. The Company had 3 part - time employees (1 in each segment). In addition, the Business Solutions Segment of the Company "co-employs" 2,581 full-time employees and 458 part-time employees. Total employees employed by the Company in all categories and segments is 3,415.

The Company anticipates that it will increase its staff within all of the segments in the coming year. The Company's in-house staff is supplemented with contract personnel on an as-needed basis. The Company believes that its relationships with its employees are generally satisfactory. In the Company's JH Drew subsidiary, approximately 130 of the Company's employees are represented by a union.


ITEM 2.       DESCRIPTION OF PROPERTY

In March 2004 the Company entered into an operating lease agreement ("Agreement") to rent one of its office and warehouse facilities from a related-party limited liability company in which one member of the Control Group has an interest. The Agreement expires in February 2009. The Agreement provides for base rent of $20,000 plus 1% of the gross revenues of the Company's Commercial Solutions subsidiary. Following the first twelve-month period, the base rent shall be adjusted annually to fair market value. The Agreement also includes one renewal option, which allows the Company to extend the lease term for an additional year. The building is occupied by Fortune Diversified Industries, Inc. (the "Holding Company") and several subsidiaries including Kingston, Commercial Solutions, TTC, StarQuest, PDH, ITC, Cornerstone and Cornerstone Construction. The lease is an "Absolute Triple Net Lease" which provides for the lessee to pay most expenses related to the building including repairs and maintenance, insurance, and property taxes.

The Company was leasing but not occupying office space that was occupied by its TTC subsidiary. The agreement expires November 2004. In addition to base monthly rent of $2,056, that agreement required the Company to pay its proportionate share of common area maintenance expenses.

Nor-Cote leases office and warehouse space in the UK, Singapore and Malaysia under various operating lease arrangements expiring in various years through 2015. As part of an arrangement, dated July 2003, entitled "Agreement for Purchase and Sale of Real Estate" between the Company's Nor-Cote subsidiary and a party controlled by a Company Shareholder, Nor-Cote purchased the office building in which the US administrative personnel are located. As of the date of this report, a subsequent agreement is pending between Nor-Cote and another entity that is controlled by a separate Company stockholder for the sale of that building. This agreement is expected to be completed in the first quarter of fiscal year 2005. The cost of the building is expected to be $472,500.

PSM leases an office building in Richmond, IN from a related party. The lease is for a period of five years and expires May 2008. The lease provides for a base rent of $2,000 per month with nominal annual increases. The lease also includes one renewal option, which allows the Company to extend the lease term for an additional year.

Additionally, PSM leases another office space in a building in Carmel, Indiana under a sublease agreement, which expires in August, 2005. There is no option to renew the Carmel, Indiana sublease. The lease amount is $1,333 a month and is not subject to annual increases or additional expenses such as property taxes, utilities, or insurance.

On April 30, 2004, JH Drew entered into an operating lease agreement to rent three buildings located in Indiana, Tennessee and Missouri from a related-party limited liability company in which one member of the Control Group has an interest. The lease agreement includes a five-year term with on option to extend the lease term for a one-year period and provides for base rent of $15,000. Following the first twelve-month period, the base rent shall be adjusted annually to fair market value. The lease is an "Absolute Triple Net Lease" which provides for the lessee to pay most expenses related to the buildings including repairs and maintenance, insurance, and property taxes.

On November 1, 2004, the asset acquisition of Magtech created sublease obligations. In Indianapolis, Indiana the obligation is $1,500 a month from November 1, 2004 through June 30, 2006. In Fort Wayne, Indiana the obligation is $2,600 a month from November 1, 2004 through December 31, 2010.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS

Market Information: The Common Stock of Fortune Diversified Industries, Inc. is traded on the OTC Bulletin Board (Symbol: FDVI). The approximate number of holders of common stock was 951 (including shareholders of record and shares held in street name) at November 29, 2004.

     The following table sets forth, for the fiscal periods indicated, the high and low bid prices as obtained by the OTC Bulletin Board (which prices are inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions).

                                                      High              Low
                                                      ----              ---
Fiscal Year Ending August 31, 2004
----------------------------------

     First Quarter                                   $1.60             $0.30
     Second Quarter                                   1.65              0.87
     Third Quarter                                    1.25              0.85
     Fourth Quarter                                   1.01              0.75

Fiscal Year Ending August 31, 2003
----------------------------------

     First Quarter                                   $0.20             $0.11
     Second Quarter                                   0.26              0.07
     Third Quarter                                    0.33              0.21
     Fourth Quarter                                   0.45              0.31

     The Company has never declared or paid any dividends on its Common Stock. The Board of Directors presently intends to retain any and all earnings for use in the Company's business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

The following table sets forth, for the period covered by this Form 10KSB, all sales of unregistered securities by the Company.

Date                  Title of            Amount of           Recipient of
Of Issuance           Securities          Issued Securities   Issued Securities
-------------         -----------------   -----------------   -----------------
September 1, 2003     Common Stock        100,000             Noel Kaplan    (1)

September 29, 2003    Common Stock        13,100,000          Harlan Schafir (2)

March 1, 2004         Common Stock        250,000             Pat Hagan      (3)

May 1, 2004           Common Stock        200,000             K.L. Sipe      (4)

May 1, 2004           Common Stock        100,000             Ken Oyler      (5)

May 1, 2004           Common Stock        100,000             Gregory Peck   (6)

May 14, 2004          Common Stock        100,000             David Palmer   (7)

May 14, 2004          Common Stock        100,000             Clay Melnyk    (8)

May 15, 2004          Common Stock        100,000             Hydre Abdullah (9)

June 1, 2004          Common Stock        20,000              Ray Siebrase (10)

(1) Noel Kaplan was issued 100,000 restricted shares of the Company's Common Stock, effective September 1, 2003, in conjunction with an Asset Purchase Agreement dated October 31, 2002 by and among the Company, Mr. Kaplan, StarQuest Wireless, Inc., StarQuest Wireless, LLC and Steve Cochran. The 100,000 shares that Mr. Kaplan received were partial consideration for Mr. Kaplan's interest in certain assets of StarQuest Wireless, LLC. StarQuest Wireless, Inc., the purchaser of the assets, is a subsidiary of Telecom Technology Corporation, which is a subsidiary of the Company. The Company claimed exemption from registration under Section 4(2) of the Securities Act. This exemption was based on certain representations by Mr. Kaplan, certain acts by the Company, and the Company's status as a "Reporting Company."

(2) Harlan Schafir was issued 13,100,000 restricted shares of the Company's Common Stock on September 29, 2003. This stock was issued pursuant to three separate Agreements and Plans of Merger by and among the Company, Mr. Schafir, PSM Acquisition, Inc., Professional Staff Management, Inc., PSM Acquisition II, Inc., Professional Staff Management II, Inc., PSM Acquisition III, Inc., and Pro Staff, Inc. As part of each of the three Merger Agreements, Mr. Schafir was respectively issued 2,620,000 shares, 2,227,000 shares and 8,253,000 shares. These shares were issued to Mr. Schafir as consideration for Mr. Schafir's shares in the three Professional Staff Management entities. The Company claimed exemption from registration under Section 4(2) of the Securities Act. This exemption was based on certain representations by Mr. Schafir, certain acts by the Company, and the Company's status as a "Reporting Company."

(3) Pat Hagan was issued 250,000 restricted shares of the Company's Common Stock effective March 1, 2004. This stock was issued pursuant to an Asset Purchase Agreement by and among TTC Acquisition Company, a wholly owned subsidiary of the Company, and Mr. Hagan. The shares were issued to Mr. Hagan as consideration for Mr. Hagan's interest in certain assets related to Telecom Technology Corporation. The vesting of these shares was subject to certain contingencies described in the Asset Purchase Agreement. As of the date of this report, 50,000 of those shares have vested and 200,000 of the shares are being retired. The Company claimed exemption from registration under Section 4(2) of the Securities Act. This exemption was based on certain representations by Mr. Hagan, certain acts by the Company, and the Company's status as a "Reporting Company."

(4) K.L. Sipe was issued 200,000 restricted shares of the Company's Common Stock as consideration for services rendered by Mr. Sipe as an employee of James H. Drew Corporation. As previously, stated, James H. Drew Corporation is a subsidiary of the Company. The Company claimed exemption from registration under Rule 506 of Regulation D of the Securities Act. This exemption was based on certain representations by Mr. Sipe, certain acts by the Company, and the Company's status as a "Reporting Company."

(5) Ken Oyler was issued 100,000 restricted shares of the Company's Common Stock as consideration for services rendered as an employee of James H. Drew Corporation. The Company claimed exemption from registration under Rule 506 of Regulation D of the Securities Act. This exemption was based on certain representations by Mr. Oyler, certain acts by the Company, and the Company's status as a "Reporting Company."

(6) Gregory Peck was issued 100,000 restricted shares of the Company's Common Stock as consideration for services rendered as an employee of James H. Drew Corporation. The Company claimed exemption from registration under Rule 506 of Regulation D of the Securities Act. This exemption was based on certain representations by Mr. Peck, certain acts by the Company, and the Company's status as a "Reporting Company."

(7) David Palmer was issued 100,000 restricted shares of the Company's Common Stock as consideration for services rendered as an employee of Innovative Telecommunications Consultants, Inc. Innovative Telecommunications Consultants, Inc., as previously stated, is a subsidiary of the Company. The Company claimed exemption from registration under Rule 506 of Regulation D of the Securities Act. This exemption was based on certain representations by Mr. Palmer, certain acts by the Company, and the Company's status as a "Reporting Company."

(8) Clay Melnyk was issued 100,000 restricted shares of the Company's Common Stock in conjunction with the Stock Purchase Agreement by and among Mr. Melnyk, Steve Loeffler and the Company. The stock issued to Mr. Melnyk was consideration for Mr. Melnyk's interest in Innovative Telecommunications Consultants, Inc. The Company claimed exemption from registration under Rule 506 of Regulation D of the Securities Act. This exemption was based on certain representations by Mr. Melnyk, certain acts by the Company, and the Company's status as a "Reporting Company."

(9) Hydre Abdullah was issued 100,000 restricted shares of the Company's Common Stock as consideration for services rendered as an employee of Innovative Telecommunications Consultants, Inc. The Company claimed exemption from registration under Rule 506 of Regulation D of the Securities Act. This exemption was based on certain representations by Mr. Abdullah, certain acts by the Company, and the Company's status as a "Reporting Company."

(10) Ray Siebrase was issued 20,000 restricted shares of the Company's Common Stock under an employment agreement between Mr. Siebrase and Nor-Cote International, Inc., a subsidiary of the Company. Mr. Siebrase was issued the shares as consideration for services rendered by him as an employee of Nor-Cote International, Inc. The Company claimed exemption from registration under Rule 506 of Regulation D of the Securities Act. This exemption was based on certain representations by Mr. Siebrase, certain acts by the Company, and the Company's status as a "Reporting Company."

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies

The Company has identified the following policies as critical to its business and the understanding of its results of operations. The impact of these policies is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where these policies affect reported and anticipated financial results. For a detailed discussion on the application of these and other accounting policies see the Notes to the Consolidated Financial Statements. Preparation of this report requires the Company's use of estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenue and expense amounts for the periods being reported. On an ongoing basis, the Company evaluates these estimates, including those related to the valuation of accounts receivable and inventory reserves, the potential impairment of long-lived assets and income taxes, valuation of contingent consideration resulting from acquisitions, and valuation of certain liability reserves. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Valuation of Accounts Receivable and Inventory Reserves:
Collectability of accounts receivable is evaluated for each subsidiary based on the subsidiary's industry and current economic conditions. Other factors include analysis of historical bad debts, projected losses, and current past due accounts. Inventories are valued at the lower of cost or market using an average cost method, which approximates the first-in, first-out method. The Company's valuation of inventory includes a markdown reserve for inventory that will be sold below cost and a usage reserve. The markdown reserves value evaluated by subsidiary; is based upon historical information and assumptions about future demand and market conditions. The usage reserve value is based on historical information and assumptions as to usage of current product in inventory and related usage trends. The Company's accounts receivable and inventory reserves increased by $774,000 and $111,000 respectively, at August 31, 2004 compared to August 31, 2003. It is possible that changes to the markdown and usage reserves could be required in future periods due to changes in market conditions.

Goodwill and Other Intangible Assets:
The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, material goodwill included in the Company's Business Solutions and Manufacturing and Distribution Segments was assessed for impairment. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. Since management's judgment is involved in performing goodwill and other intangible assets valuation analyses, there is risk that the carrying value of the goodwill and other intangible assets may be overstated or understated.

The Company has elected to perform the annual impairment test of recorded goodwill as required by SFAS 142 as of the end of fiscal fourth quarter. The results of this annual impairment test indicated that the fair value of each of the reporting units as of August 31, 2004, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill was not subject to impairment.

Impairment of Long-Lived Assets:
The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amounts of such assets may not be recoverable. The Company considers historical performances and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual segment discounted cash flows to the asset segment carrying values. The estimation of fair value is measured by discounting expected future cash flows at the discount rate the Company utilizes to evaluate potential investments. Actual results may differ from these estimates and as a result the estimation of fair values may be adjusted in the future.

Income Taxes:
Deferred tax assets are recognized for taxable temporary differences, tax credit and net operating loss carryforwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on this evaluation, the Company recorded approximately a 75% valuation allowance on the consolidated balance sheet for its deferred tax assets. This amount approximates a valuation allowance of 25% on its Business Solutions Segment, valuation allowance of 100% on its Manufacturing and Distribution Segment, and valuation allowance of 75% on its Wireless and Infrastructure segment. In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company's overall statutory tax rate for 2004 would not have a material effect in the carrying value of the net deferred tax assets or liabilities.

The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

Accrued insurance and workmen's compensation reserves:
The Company's Business Solutions Segment recognizes significant reserves in relation to its partially self-insured worksite employees' health and accident benefit programs based on (a) amount of past claims incurred and (b) estimated time lag to report and pay such claims. The Company's policy is to accrue estimated unpaid claims incurred during the fiscal year based on weighted average historical claims paid over a 3-month lag period. PSM is insured for losses in excess of $175,000 per person with an aggregate stop loss of $11,153,000 at August 31, 2004. The combined reserve recognized for unpaid health and accident benefits on the Company's consolidated balance sheet is $3,750,000 for the year ended August 31, 2004.

New Accounting Policies: Effective April 30, 2004, the Company adopted new accounting policies in relation to the acquisition of JH Drew. These policies include principally requirements for companies reporting revenue using the percentage of completion method of accounting in accordance with Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". JH Drew also estimates reserves for loss contracts and job fade based on current contract performance and estimation of job costs.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2004 AND AUGUST 31, 2003
-----------------------------------------------------------------------------

Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):

                                               Professional   Manufacturing
                                                 Business         and          Wireless                      Holding       Segment
                                                Solutions     Distribution  Infrastructure  Entertainment    Company       Totals
Year Ended August 31, 2004
Net revenues                                     $ 17,958       $ 23,394       $ 25,530        $     --      $     --      $ 66,882
Cost of revenues                                   13,854         16,374         21,030              --            --        51,258
                                                 --------       --------       --------        --------      --------      --------
Gross profit                                        4,104          7,020          4,500              --            --        15,624
Operating expenses
  Selling, general and administrative
    expenses                                        1,937          5,882          2,861               5         1,227      $ 11,912
  Depreciation and amortization                       157            634            341              --            32         1,164
                                                 --------       --------       --------        --------      --------      --------
    Total operating expense                         2,094          6,516          3,202               5         1,259        13,076
                                                 --------       --------       --------        --------      --------      --------

Segment operating income (loss)                  $  2,010       $    504       $  1,298        $     (5)     $ (1,259)     $  2,548
                                                 ========       ========       ========        ========      ========      ========

As of August 31, 2004
Cash                                             $  2,767       $    633       $     50        $      1      $      7      $  3,458
Restricted savings account                            210             --             --              --            --           210
Certificates of deposit                                69             --             --              --            --            69
Available for sale investments                      1,959             --             --              --            --         1,959
Accounts receivable                                   844          3,601         11,442              --             7        15,894
Costs and estimated earnings in excess of
  billing of billing on uncompleted contracts          --             --          1,879              --            --         1,879
Inventory, net                                         11          3,253          6,482              --            --         9,746
Other current assets                                  227            198            358              --            32           815
Deferred tax asset                                    563             --            451              --            --         1,014
Loan origination fees, net                             --             21             --              --            14            35
Property and equipment, net                            37          2,121          1,649              --           231         4,038
Goodwill                                            3,580          5,957            655              --            --        10,192
Other intangible assets, net                          962          1,012            137              --            --         2,111
Other long term assets                                 43             73             19              --            14           149
                                                 --------       --------       --------        --------      --------      --------

Total Segment Assets                             $ 11,272       $ 16,869       $ 23,122        $      1      $    305      $ 51,569
                                                 ========       ========       ========        ========      ========      ========

Year Ended August 31, 2003
Net revenues                                     $     --       $ 11,000       $  4,470        $     --      $     --      $ 15,470
Cost of revenues                                       --          7,995          3,183              --            --        11,178
                                                 --------       --------       --------        --------      --------      --------
Gross profit                                           --          3,005          1,287              --            --         4,292
Operating expenses
  Selling, general and administrative
    expenses                                           --          1,877          1,353             (34)          555         3,751
  Depreciation and amortization                        --            268             66              --             8           342
                                                 --------       --------       --------        --------      --------      --------
    Total operating expense                            --          2,145          1,419             (34)          563         4,093
                                                 --------       --------       --------        --------      --------      --------

Segment operating income (loss)                  $     --       $    860       $   (132)       $     34      $   (563)     $    199
                                                 ========       ========       ========        ========      ========      ========

As of August 31, 2003
Cash                                             $     --       $    792       $     59        $      1      $     33      $    885
Available for sale investments                         --            337             --              --            --           337
Accounts receivable                                    --          2,836          1,463              --             7         4,306
Inventory, net                                         --          1,745            111              --            --         1,856
Other current assets                                   --            543             58              --            62           663
Property, plant & equipment, net                       --          2,350            326              --            27         2,703
Loan origination fees, net                             --             50             --              --            --            50
Goodwill                                               --          5,957             82              --            --         6,039
Other intangible assets, net                           --          1,180             --              --            --         1,180
Other long-term assets                                 --             14             --              --            --            14
                                                 --------       --------       --------        --------      --------      --------

Total Segment Assets                             $     --       $ 15,804       $  2,099        $      1      $    129      $ 18,033
                                                 ========       ========       ========        ========      ========      ========

Manufacturing and Distribution
------------------------------

Revenues
Revenues for the year ended August 31, 2004 were $23.394 million compared to $11.0 million for the year ended August 31, 2003, an increase of $12.394 million or 112.6%. The increase in revenues was partially the result of the Company starting Commercial Solutions, which began sales activity starting in February 2004. Commercial Solutions reported revenues during the seven months ended August 31, 2004 of $4.231 million (including intercompany sales to Kingston of approximately $1.611 million). Additionally, Nor-Cote, which was acquired on July 1, 2003 only reported two months of revenues in fiscal year 2003 of $1.556 million as compared to $10.526 million in fiscal year 2004. Kingston reported an 8.8% or $851,000 increase in revenues. One of the difficulties encountered by Kingston during the prior years was the lack of product availability. The lack of product availability was partly alleviated when Commercial Solutions became master distributor of Kingston's commercial product division. Commercial Solutions was able to buy product in bulk from the manufacturer and maintain inventory levels with same day shipping to customers, which better served all of Commercial Solutions' customers who were having problems receiving product from the manufacturer as needed to meet sales orders. Additionally Kingston and Commercial Solutions are located in the same warehouse facility, which further increased efficiencies.

Management's expectations are that Commercial Solutions will continue to grow with added product lines and added customers. Pricing may go up across the electronic markets due to new technology and in the rubber sector due to the rising cost of oil. Our edge in these markets remain with our service and quick delivery capabilities. One of our larger supplier contracts is up for renewal in FY 2005. As a normal course of business we face a risk of contracts not being renewed.

Future trends for revenue and profitability for Kingston and Commercial Solutions are difficult to predict due to a variety of known and unknown risks and uncertainties, including, without limitation, (i) dependence upon principal suppliers and availability and price of electronic and rubber products; (ii) loss of significant customers or a reduction in prices we charge these customers; (iii) lack of demand for our products and services in certain markets and our inability to maintain margins; (iv) our ability to absorb, through revenue growth, the increasing operating costs that we have incurred and continue to incur in connection with our activities; (v) uncertainty whether electronic equipment manufacturers will continue to outsource aspects of their business to us; (vi) possible adverse effect on demand for our products resulting from consolidation of electronic manufacturers (vii) economic conditions in our markets; (viii) ability to respond to rapid technological changes in the electronics industry;
(ix) possible difficulties collecting our accounts receivable; (x) access to or the cost of increasing amounts of capital, trade credit or other financing; (xi) risks of foreign operations, including currency, trade restrictions and political risks in our foreign markets; (xii) effect of hostilities or terrorist attacks on our operations; (xiii) reliance on sophisticated information systems technologies; (xiv) ability to meet intense industry competition; (xv) ability to manage and sustain future growth at our historical or industry rates; (xvii) success of relationships with electronics equipment manufacturers, (xviii) seasonality; (xix) ability to attract and retain qualified management and other personnel; (xx) ability to maintain adequate business insurance at reasonable cost and (xxi) existence of anti-takeover measures. Because of the aforementioned uncertainties affecting our future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends.

Nor-Cote expects to increase sales in the next fiscal year. Nor-Cote has experienced an increase in market share in certain markets due to new product launches and changing pricing strategies. The new products and pricing is driven by a significant increase in research and development. The Company increased spending for research and development by approximately $340,000 in fiscal year 2004. This increase is offset somewhat by a decline in existing product. Pricing is expected to continue to increase, as the majority of the raw products are petroleum based and are affected by the price of crude oil. The demand for some of the new products, such as the membrane switch for high ticket durable goods, are sensitive to interest rate fluctuations and consumer spending. Nor-Cote is planning to continue the launch of new products to current and new customers throughout North America, Europe, Latin America, the Far East and the U.K.

Cost of Revenues

Cost of revenues for the year ended August 31, 2004 were $16.374 million compared to $7.995 million for the year ended August 31, 2003, an increase of $8.379 million, or 104.8%. The increase in cost of revenues was partially the result of the Company starting Commercial Solutions with reported cost of revenues during the seven months ended August 31, 2004 of $3.919 million. Additionally, Nor-Cote, which was acquired on July 1, 2003 only reported two months of costs of revenues in fiscal year 2003 of $842,000 as compared to $5.602 million in fiscal year 2004. Kingston reported a 15.55% increase in cost of revenues of $1.145 million.

Gross Profit

Gross profit for the year ended August 31, 2004 was $7.02 million representing 30% of sales, compared to $3.005 million representing 27% of sales for the year ended August 31, 2003, an increase of $4.015 million. The increase in gross profit percentage was primarily related to Nor-Cote, which was acquired on July 1, 2003, which only reported two months of activity in fiscal year 2003 with gross profits of $842,000 as compared to $4.924 million in fiscal year 2004. Nor-Cote gross margins are significantly higher than the distribution companies of Kingston and Commercial Solutions due to the specialty niche of ink manufacturing. The percentage increase was offset by the addition of Commercial Solutions. The segment reported an increase in gross profit in the amount of $312,000 from Commercial Solutions; however, the distribution company's gross margin was approximately 10% in its first year of operations. Additionally, Kingston reported a 12.95% decrease in gross profits in fiscal year 2004 as compared to fiscal year 2003. This decrease is primarily related to collection issues with customers and an increase in direct costs.

Operating Expenses

Operating expenses for the year ended August 31, 2004 were $6.516 million compared to $2.145 million for the year ended August 31, 2003, an increase of $4.371 million. The increase in operating expenses was partially the result of the Company starting Commercial Solutions with reported operating expenses during the seven months ended August 31, 2004 of $180,000. Additionally, Nor-Cote, which was acquired on July 1, 2003, only reported two months of activity in fiscal year 2003 with operating expenses of $653,000 as compared to $4.455 million in fiscal year 2004. Kingston reported operating expenses of $1.881 million in fiscal year 2004 as compared to $1.492 million in fiscal year 2003.

Operating Income

Operating income for the year ended August 31, 2004 was $504,000, compared to $860,000 for the year ended August 31, 2003, a decrease of $356,000. The decrease in operating income was the result of non-recurring expenses associated with moving Kingston operations into the Company's new leased facility, expenses relating to bad debt that was a result of industry credit issues experienced by Kingston which necessitated the implementation of a more stringent credit granting policy, and the investment in infrastructure for future growth. The results of operations for the year ending August 31, 2004 represents seven months of activity for Commercial Solutions.


Wireless Infrastructure
-----------------------

Revenues

Revenues for the year ended August 31, 2004 were $25.53 million compared to $4.47 million for the year ended August 31, 2003, an increase of $21.06 million. The increase in revenues is due mainly to the acquisitions of JH Drew and Cornerstone Construction. JH Drew was acquired on April 30, 2004 and Cornerstone Construction was re-acquired in August 2003. Cornerstone Construction reported six months of activity in the fiscal year ended August 31, 2003. JH Drew reported revenues of $17.558 million for four months ended August 31, 2004 and Cornerstone Construction reported revenues of $3.841 million for fiscal year ended August 31, 2004 as compared to $637,000 for fiscal year ended August 31, 2003. ITC, which was acquired on May 1, 2004 reported $538,000 in revenues. Combined revenues of the other subsidiaries in the wireless infrastructure division had a net decrease in revenues of $168,000 for the fiscal year ended August 31, 2004 as compared to fiscal year ended August 31, 2003. While the Company experienced a decrease in revenue in these subsidiaries, fourth quarter 2004 over fourth quarter 2003 showed increased revenues.

PDH has expanded its customer base and expanded its territory. It has also reduced overhead and is well positioned for growth. Although there was a reduction in revenue during fiscal year 2004 as compared to fiscal year 2003, the operating income increased due to less reliance on subcontractors for delivering the product and a restructuring of personnel.

Cornerstone Wireless increased revenues 25% over fiscal year 2003; however operating income decreased by 13% due mainly to an increase in corporate overhead.

Cornerstone Construction reported fiscal year 2004 revenues of $3.84 million as compared to $637,000 for fiscal year 2003, however due to operational inefficiencies and collection problems with certain customers, Cornerstone Construction reported a net loss of $743,000. Management has taken the appropriate steps to minimize future losses through implementation of a new management team within this subsidiary.

The Company's JH Drew subsidiary represents the segment's largest contributor to revenue, reporting $17.558 million in the four month period May 1, 2004 through August 31, 2004. JH Drew historically reports higher revenue and earnings during this period due to highway construction is at its peak in the summer and autumn months. Consequently, management expects the second quarter of 2005 to slow for Drew since the highway construction peak period will end. In addition management expects the price of steel to continue to increase. Steel is the primary product for JH Drew's largest business unit, guardrail. JH Drew's larger customers are State government agencies with funding provided by the Federal Highway funding bill and State legislative funding. Growth is dependent on these budgets, increases in market share and increasing our territory through acquisition or expansion.

With the wireless industry improving, the Company believes there is opportunity for continued growth in the Company's Wireless Infrastructure Segment of business. This growth is expected to create the demand for increasing investment in working capital. Management considers the inherent risk of the industry, execution of business strategies, and potential effects of merger and growth to be key risk factors facing the Wireless Infrastructure Segment in 2005.

Cost of Revenues

Cost of revenues for the year ended August 31, 2004 were $21.03 million, compared to $3.183 million for the year ended August 31, 2003, an increase of $17.847 million. The increase in the cost of revenues is due mainly to the acquisitions of JH Drew and Cornerstone Construction. Cornerstone Construction reported six months of activity in the fiscal year ended August 31, 2003 compared to twelve months in the year ended August 31, 2004. JH Drew reported cost of revenues of $14.803 million for four months ended August 31, 2004 and Cornerstone Construction reported cost of revenues of $3.796 million for the fiscal year ended August 31, 2004 as compared to $569,000 for fiscal year ended August 31, 2003. ITC, which was acquired on May 1, 2004 reported cost of revenues of $349,000. Combined cost of revenues of the other subsidiaries in the wireless infrastructure division decreased $127,000 for the fiscal year ended August 31, 2004 as compared to the fiscal year ended August 31, 2003.

Gross Profit

Gross profit for the year ended August 31, 2004 was $4.5 million representing 18% of sales, compared to $1.287 million representing 29% of sales for the year ended August 31, 2003, an increase of $3.213 million. The increase in the gross profit is due mainly to the acquisition of JH Drew. JH Drew reported gross profit of $2.755 million for four months ended August 31, 2004. ITC, which was acquired on May 1, 2004 reported gross profit of $189,000. The decrease in gross profit as a percentage of sales was due mainly to the lower profit margins JH Drew and Cornerstone Construction generate due to being in the construction industry as compared to some of the other subsidiaries in the segment who are mainly in the service industry.

Operating Expenses

Operating expenses for the year ended August 31, 2004 were $3.202 million, compared to $1.419 million for the year ended August 31, 2003, an increase of $1.783 million. The increase in operating expenses is due mainly to the acquisition of JH Drew and Cornerstone Construction. JH Drew reported operating expenses of $1.146 million for four months ended August 31, 2004 and Cornerstone Construction reported operating expenses of $683,000 for fiscal year ended August 31, 2004 as compared to $63,000 for fiscal year ended August 31, 2003. ITC, which was acquired on May 1, 2004 reported operating expenses of $176,000. Combined operating costs of the other subsidiaries in the wireless infrastructure division decreased in fiscal year ended August 31, 2004 as compared to fiscal year ended August 31, 2003 due mainly to restructuring of management personnel. Operating expenses primarily consist of employee compensation and benefits, legal, accounting and consulting fees.

Operating Income

Operating income for the year ending August 31, 2004 was $1.298 million, compared to $(132,000) for the year ended August 31, 2003, an increase of $1.430 million. The increase in operating income is due mainly to the acquisition of JH Drew and Cornerstone Construction. JH Drew reported operating income of $1.609 million for four months ended August 31, 2004 and Cornerstone Construction reported operating loss of $638,000 for fiscal year ended August 31, 2004 as compared to operating income $5,000 for fiscal year ended August 31, 2003. ITC, which was acquired on May 1, 2004 reported operating income of $13,000. Combined operating income of the other subsidiaries in the wireless infrastructure division increased in fiscal year ended August 31, 2004 as compared to fiscal year ended August 31, 2003 due mainly to restructuring management personnel.

Business Solutions
------------------
Revenues

Revenues for the year ended August 31, 2004 were $17.958 million. As a new segment of business the $17.958 million is new revenue for the company.

The Company recently opened a new office in Dayton, OH in the fourth quarter of fiscal year 2004 and anticipates an increase in volume within that geographic area. Though PSM's primary focus involves fee revenue associated with the administration of payroll and related services, the Company continues to expand other services including human resource outsourcing, employment training and testing. The business variables that the Company works to overcome include the volatile insurance industry, government regulations on employment, and the risk of our partially self funded insurance reserves.

Cost of Revenues

Cost of revenues for the year ended August 31, 2004 were $13.854 million. These costs represent payroll taxes and benefits of our work-site employees billed to customers. Volume changes to PSM's cost of revenues correlate directly to regulatory change to taxes and fluctuation of costs in the insurance industry.

Gross Profit

Gross profit for the year ended August 31, 2004 was $4.104 million, representing 23% of revenues. Changes is the gross profit is directly related to items discussed above.

Operating Expenses

Operating expenses for the year ended August 31, 2004 were $2.094 million. Operating expenses include primarily payroll related costs for PSM human resource, administrative and management personnel along with corporate overhead.

Operating Income

Operating income for the year ended August 31, 2004 was $2.01 million.

Holding Company
---------------

The Company's Holding Company does not have any income producing operating assets. As such, the operating loss is equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the year ended August 31, 2004 were $1.259 million, compared to $563,000 for the year ended August 31, 2003, an increase of $696,000. This increase was due mainly to the Company's hiring of additional personnel in management, accounting and information technology departments. Additionally, accounting and legal expenses tripled due to corporate growth through acquisitions. The Company expects to double its budget in fiscal year 2005 for personnel and outside accounting and consulting due primarily to Sarbanes Oxley legislation. In order to absorb these increased costs the Company is looking to outside investors to provide financing through various private stock offering arrangements, or a move to a national stock exchange.

In general, across the Company's diversified businesses the negative business risks the Company faces are not unusual or specific to the Company. Like other companies and industries, the Company faces rising oil and health care costs. The Company also faces the potential adverse affect of natural disasters, terrorist attacks, unexpected negative downturns in the economy and new competition. These factors can have an adverse impact on revenues and costs throughout all of the Fortune companies. Management is aware of these risks and works to manage the Company around and through these risks as a part of our planning and operational execution within our family of companies.

The Company's strategy is to grow current companies; focus on acquisitions in the Wireless and Business Solutions Segments, and to review other opportunities for acquisition or expansion. These strategies have served the Company well to date, as demonstrated by the growth in revenues and earnings.

Interest expense for the year ended August 31, 2004 was approximately $620,000 due to an increase in debt mainly due to funding the acquisitions of JH Drew, PSM and Nor-Cote as well as an increase in debt to fund beginning inventory for start-up company, Commercial Solutions. Interest expense for the year ended August 31, 2003 was approximately $185,000 from various lines of credit and term loans.

Income taxes for the year ended August 31, 2004, resulted in a state income tax expense of $172,000. Effective August 31, 2004 the Company's net operating losses for use in states outside of California expired. Federal income tax expense and a portion of state income tax expense were offset against release of the Company's valuation allowance relating to significant net operating loss carryforwards from years prior to August 31, 2003. The Company reported a $625,000 deferred tax benefit relating to release of a portion of the valuation allowance from past loss carryforwards. These past losses were due to historical trends in earnings for the Company's business solutions segment and JH Drew in the Company's wireless infrastructure segment. Management deems the likelihood of incurring taxable income in 2005, in excess of the deferred tax benefit of $625,000, to be more likely than not. Management believes the majority of our remaining net operating loss carryforwards may be absorbed in 2005. As a result of the release of our valuation allowance to offset 100% of current federal taxes and recognition of the deferred tax benefit, our effective tax rate is substantially lower than statutory rates.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of August 31, 2004 the Company had working capital of approximately $9.174 million, composed primarily of cash and equivalents, net accounts receivable, available for sale investments, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts. Working capital at August 31, 2003 was $3.358 million, which is composed primarily of cash and equivalents, net accounts receivable and net inventory.

The Company's principal sources of liquidity includes $3.458 million in cash and cash equivalents and various lines of credit.

The Company paid off expiring lines of credit with a prior bank and established a new line of credit with a different bank. The Company paid off the $1.5 million line of credit on July 15,2004 and replaced it with a $1.3 million line of credit available through July 15, 2005. Interest on the line is charged at ..5% less than the credit facility's Prime Rate. Outstanding borrowings amounted to $909,000 and $953,000 at August 31, 2004 and 2003 on the new and old lines of credit, respectively.

The Company also paid off expiring lines of credit with a prior bank and established a new line of credit with a new bank. The $500,000 line of credit was paid off on July 15, 2004 and the Company replaced it with a new line of credit of $1.6 million available through July 15, 2005. Interest on the line is charged at .5% less than the credit facility's Prime Rate. Outstanding borrowings amounted to $1.383 million and $85,000 at August 31, 2004 and 2003 on the new and old lines of credit, respectively.

The Company obtained a $3 million line of credit on February 12, 2004 in order to finance inventory and operations of Commercial Solutions. The line of credit is available through February 12, 2005. Interest on the line is Charged at .5% less than the credit facility's Prime Rate. Outstanding borrowings amounted to $1.621 million at August 31, 2004.

The Company obtained a $5 million line of credit available through April 30, 2005 in order to finance the acquisition of James H. Drew Corporation on April 30, 2004. Interest on the line is charged at the credit facility's Prime Rate less .5%. Outstanding borrowings amounted to $4.035 million at August 31, 2004.

The lines of credit are secured by substantially all assets of the Company and by personal guarantees of the Company's majority stockholder and a different stockholder.

The various debt agreements contain restrictive covenants which limit, among other things, certain mergers and acquisitions, redemptions of common stock, and payment of dividends. In addition, the Company must meet certain financial ratios (as defined) and is subject to annual capital expenditure limitations. At August 31, 2004 the Company was not in compliance with certain covenants, however, the bank has granted a waiver of default remedies with respect to noncompliance as of that date.

The Company also has a $6.5 million long-term unsecured line of credit with a Company stockholder available through May 1, 2007. This line of credit replaced a previous $3 million line of credit with the same stockholder which was payable in July 2004. Interest on the line is charged at 3% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to $6.268 million and $2 million at August 31, 2004 and 2003, respectively.

For the year ended August 31, 2004, cash flows provided by operating activities were $508,000, as compared to cash flows used by operating activities of $536,000 for the year ended August 31, 2003. The change is primarily related to the Company's net income of $2.402 million. This increase in cash flows was offset by an increase in accounts receivable of $2.338 million over the prior year as a result of increased sales, as well as an increase in inventories of $1.913 million.

For the year ended August 31, 2004, cash flows used for investing activities were $11.357 million as compared to $1.898 million for the year ended August 31, 2003. The increase in cash flows used for investing activities for the year ended August 31, 2004 is primarily due to cash outflow of $8.605 million pertaining to the JH Drew, PSM and ITC acquisitions, net of cash received.

For the year ended August 31, 2004, cash flows provided by financing activities were $13.209 million as compared to $3.104 million for the year ended August 31, 2003. The increase was primarily related to borrowings under the line of credit and long-term debt utilized to finance acquisitions.

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

Over the next 12 months, the Company plans to hire additional employees in all of its segments; however, the hiring of these employees will be approximately correlated with an increase in operating revenue. As previously stated, the Company expects to double its budget for the Holding Company in fiscal year 2005 for personnel and outside accounting and consulting due to Sarbanes Oxley legislation. In order to absorb these increased costs the Company is looking to utilize funding from outside investors or a move to a national stock exchange.

The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facilities and possible new debt or equity sources. The Company believes that there will be sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future.

RISK FACTORS
------------

The Company's businesses are subject to a variety of risks, including the risks described below. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not known to management of the Company, or that management of the Company currently considers to be immaterial, may also impair its business operations. If any of the following risks actually occur, the Company's business, financial condition and results of operations could be materially and adversely affected.

The industries the Company serves are subject to rapid technological and structural changes that could reduce the demand for the products and services the Company provides. The telecommunications industry is undergoing rapid change as a result of technological advances and deregulation that could, in certain cases, reduce the demand for the Company's services or otherwise adversely affect its business. Improvements in existing technology may allow telecommunications companies to significantly improve their networks without physically upgrading them and thereby using the Company's services. In addition, consolidation in the telecommunications industry may result in the loss of one or more customers.

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

The economic downturn has led to less demand for the Company's services. If the general level of economic activity continues to slow, the Company's customers may delay or cancel new projects. A number of other factors, including financing conditions for the industries the Company serves, could adversely affect its customers and their ability or willingness to fund capital expenditures in the future.

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

The Company's operating results may vary significantly from quarter-to-quarter. During the winter months, demand for its services may be lower due to inclement weather. Additionally, the Company's quarterly results may also be materially affected by:

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

The Company's business growth could outpace the capability of its corporate management infrastructure. The Company cannot be certain that its systems, procedures and controls will be adequate to support its operations as they expand. Future growth also will impose significant additional responsibilities on members of the Company's senior management, including the need to recruit and integrate new senior level managers and executives. The Company cannot be certain that it can recruit and retain such additional managers and executives. To the extent that it is unable to manage its growth effectively, or is unable to attract and retain additional qualified management, the Company's financial condition and results of operations could be materially and adversely affected.

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

The telecommunications industry and the HR solutions industry are highly competitive and are served by numerous small, owner-operated private companies, a few public companies and large regional companies. In addition, relatively few barriers prevent entry into the industries. As a result, any organization that has adequate financial resources and access to technical expertise may become one of the Company's competitors. Competition in the industry depends on a number of factors, including price. Certain of the Company's competitors may have lower overhead cost structures and may, therefore, be able to provide their services at lower rates than the Company is able to provide. In addition, some of the Company's competitors are larger and have greater resources than the Company does. Management of the Company cannot be certain that its competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to the Company's services. Similarly, management of the Company cannot be certain that it will be able to maintain or enhance the Company's competitive position within its industry. The Company may also face competition from the in-house service organizations of existing or prospective customers. Telecommunication companies usually employ personnel who perform some of the same types of services the Company provides. HR solutions customers usually employ personnel who perform some of the same types of services the Company provides. The Company cannot be certain that its existing or prospective customers will continue to outsource services in the future.

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

The Company is exposed to financial market risks, including interest rate fluctuation and changes in foreign currency exchange rates. The Company is exposed to changes in interest rates on variable interest rate revolving lines of credit. The Company believes an increase in short-term borrowing rates during interest rate increases could have a material impact on interest expense. The Company did not have any interest rate swaps outstanding at August 31, 2004. The Company believes foreign currency exchange rate risk is nominal as of August 31, 2004. Foreign sales reporting during the year ended August 31, 2004 were less than 3% of total Company sales.

The Control Group, which owns a substantial majority of the Company's Common Stock, could through the exercise of its voting rights affect decisions which could conflict with the interests of the public shareholders.


                         Off Balance Sheet Arrangements

The Company does not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. A stockholder of the Company individually owns a related party company, in which the principal asset is the building used by Kingston, prior to moving Kingston's operations to Fortune in May 2004. Kingston has provided indirect guarantees on behalf of the debt included in this related party. A different tenant moved into the building immediately after Kingston moved to Fortune. Additionally, one stockholder of the Company owns a related party company, in which the principal asset is the building used by the Company and many of the Company's subsidiaries. The Company does not guarantee the debt on the building. The Company believes the Kingston guarantee is excluded from the scope of Interpretation No. 45. The Company believes the related party which owns the Company's operating facility is not a variable interest entity and is also excluded from the scope of Interpretation No. 45 and Interpretation No. 46. The Company will continue to evaluate what effect, if any, the recognition and measurement provisions will have on its consolidated financial statements and related disclosures in future periods.


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

ITEM 7.       FINANCIAL STATEMENTS

See pages F-1 through F-35 following Item 14 below.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 8A.      CONTROLS AND PROCEDURES

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

The Company carries out ongoing procedures under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the period covered by this report. There have been no significant changes in the Company's internal controls over financial reporting or in other factors that are reasonably likely to significantly affect internal controls over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Directors, Executive Officers, Promoters and Control Persons

(a)  Executive Officers and Directors

The executive officers and directors of the Company are as follows:

  NAME                 AGE    SINCE    POSITION
  ----                 ---    -----    --------
  Carter M. Fortune    61     2002     Chief Executive Officer, Chairman of
                                       theBoard
  Amy E. Gallo         37     2002     Chief Financial Officer, Secretary,
                                       Director
  David A. Berry       50     2002     Director
  Harlan M. Schafir    50     2003     Director, Chief Operating Officer,
                                       President of PSM, PSM II and Pro Staff
  K.L. Sipe            55     2004     President of JH Drew

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

Amy E. Gallo was elected to the Board of Directors and became Chief Financial Officer and Secretary in December 2002. Mrs. Gallo began working with Fortune Diversified Industries, Inc. in January 2002 when DicksonHughes Group, LLC was acquired by the Company. She worked for DicksonHughes Group, LLC from November 1999 to January 2002 as Chief Financial Officer and Controller over their commercial real estate and telecommunications real estate acquisition divisions. Prior to joining DicksonHughes Group, LLC, Mrs. Gallo was the financial reporting manager for Tranex Credit Corp., an automobile finance company, from May 1997 to November 1999. Mrs. Gallo is a certified public accountant and is a member of the AICPA and Indiana CPA Society. She graduated with an accounting degree from Indiana University.

David A. Berry was elected to the Board of Directors on November 1, 2002. Mr. Berry also serves on the Company's Audit Committee. Mr. Berry began his professional career by starting his own underground utility trenching company in 1978, for which he had grown into a national company when he sold it in 1984. Mr. Berry then worked as an operations manager for two years for a major national telecommunications utility until he started OSP Engineering, an outside telephone and cable systems contractor. Mr. Berry again grew OSP into a national company, with customers from Maine to California, until he sold it in 1990. Mr. Berry then was one of the founding members of Citimark Communications, another wire infrastructure development company, until he sold his interest to his partners and formed Shared Telecom Services in 1995. Mr. Berry grew Shared Telecom Services into a leading regional Competitive Local Exchange Carrier
(CLEC) and shared tenant provider, when he sold it in 2000 to a large national utility.

Harlan M. Schafir was elected to the Board of Directors on October 1, 2003 and continued as President of PSM. In 1991, Mr. Schafir founded PSM, one of the first PEO's in the state of Indiana. Under his leadership, PSM has experienced double-digit annual growth and now has offices in both Richmond and Carmel, Indiana. Mr. Schafir has also helped PSM achieve annual client retention rates consistently above 99%. Mr. Schafir's other accomplishments include being one of only 100 CPES's (Certified Professional Employer Specialists) in the United States. He is also the Treasurer of the Midwest Chapter of the National Association of Professional Employer Organizations, and a member of the CEO Forum.

As of May 1, 2004, K.L. ("Hank") Sipe joined the Company as President of James
H. Drew Corp., after JH Drew was acquired by the Company. After attending Indiana University/Purdue University Indianapolis, Mr. Sipe moved to California and began his construction materials and contracting career at Fontana Paving as Project Manager and Estimator. In 1977 he was promoted to Vice President General Manager and in 1982 was again promoted to President of Fontana Paving and became a minority owner. In 1988 Fontana Paving was sold to Boral Limited out of Sidney, Australia. Mr. Sipe stayed on and became President and CEO of the new company, which became Boral Resources after the acquisition of five of its competitors in the asphalt, aggregates and contracting business. In 1990, Mr. Sipe was elected to the Boral U.S.A. Board of Directors which at that time encompassed asphalt, fly ash, aggregates, contracting, concrete and clay roof tiles, bricks, corrugated metal pipe, wood chip grinding and gypsum wallboard. In 1995 Mr. Sipe worked with Boral to divest Boral Resources and also began working as a consultant to Medusa Corporation in matters concerning the James H. Drew Corporation. In May 1996 Mr. Sipe accepted the position of President of James H. Drew.

(b)  Significant Employees. None

(c)  Family Relationships. None.

(d)  Involvement in Certain Legal Proceedings. None.

(e) Audit Committee Financial Expert. The Company does not have a financial expert serving on its audit committee. The Company is attempting to hire an audit committee financial expert.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain such reporting persons that no Form 5's were required for such persons, the Company believes that, for the year ended August 31, 2004, its officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

                                 Code of Ethics

The Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company is in the process of preparing and adopting a code of ethics.

ITEM 10.      EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company's past three fiscal years ended August 31, 2004 by the CEO and executive officers.

                           Summary Compensation Table
                                                                                 Long Term
                                                                               Compensation
                             Fiscal                                               Awards
                             Year      Annual Compensation                      Securities
Name and Principal           Ending    -------------------     Other Annual     Underlying      All Other
Position                     Aug. 31  Salary ($)  Bonus ($)  Compensation ($)   Options (#)  Compensation ($)
---------------------------  -------  ----------  ---------  ----------------   -----------  ----------------
Carter M. Fortune, CEO(1)    2004             --        --                --            --                --
                             2003             --        --                --            --                --
                             2002             --        --                --            --                --

Harlan Schafir, President of
   PSM                       2004       $240,000         --                --            --                --
                             2003             --         --                --            --                --
                             2002             --         --                --            --                --


K.L. Sipe, President of
   JH Drew                   2004       $175,000     39,000           170,200 (2)(3)     --                --
                             2003             --         --                --            --                --
                             2002             --         --                --            --                --

(1) Carter M. Fortune receives no salary or other compensation for his services as CEO of the Company

(2)On or about May 1, 2004, the Company issued two hundred thousand (200,000) shares of its common stock to Mr. Sipe. Mr. Sipe shall vest in these shares on May 1, 2005 if JH Drew's cumulative EBITDA over the 1 year period is greater than $1,500,000. As of August 31, 2004, the 200,000 shares are valued (without any discounts) at $172,000 (200,000 x $.86).

(3) The aggregate restricted stock holdings held by the Executive Officers listed in the above table is 200,000 shares and is valued at $172,000. The shares shall vest, if at all, on May 1, 2005. No dividends will be paid on this restricted stock.

     Options/SARS Grants in the Last Fiscal Year Ending August 31, 2004

No grants were made during the fiscal year ending August 31, 2004.

      Aggregated Option Exercises in the Fiscal Year Ending August 31, 2004
                          and Period-End Option Values

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

                         Long Term Incentive Plan Awards

There were no Long Term Incentive Plan Awards granted to a named executive officer during the last completed fiscal year.

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

               Employment Contracts and Termination of Employment
                       And Change-in-Control Arrangements

An Employment Agreement exists between Harlan Schafir and PSM. The Agreement was effective October 1, 2003 and the term of the Agreement is until September 30, 2006, unless earlier terminated. The Agreement may also be renewed beyond that initial term by the parties. Under the terms of the Agreement, Mr. Schafir is to receive $120,000 in annual salary, that may be increased by mutual agreement of the parties. Mr. Schafir is also, under the terms of the Agreement, entitled to the same benefits offered to other employees of the Company.

Harlan Schafir is also a party to an Employment Agreement with Fortune Diversified Industries, Inc. That Agreement was dated October 1, 2003 and its term runs until September 30, 2006, unless earlier terminated or extended pursuant to an agreement between the parties. Under the terms of the Agreement, Mr. Schafir will receive $120,000 in annual salary, subject to increase by the Board of Directors of the Company. Mr. Schafir is to receive the same benefits as other Company employees.

An Employment Agreement exists between K.L. Sipe and James H. Drew Corporation. The Term of the Agreement expires April 30, 2006, subject to earlier termination or extension at the discretion of the parties. Under the terms of the Agreement, Mr. Sipe is to receive $175,000 in annual salary, subject to periodic increases at the discretion of the Board of Directors of James H. Drew. Mr. Sipe received a cash bonus of $39,000 upon execution of the Agreement and has been issued 200,000 shares of the Company's Common Stock that vest subject to the economic performance of JH Drew. Mr. Sipe receives the same benefits as other employees of the Company.

The Company does not currently have any termination of employment agreements or change-in-control arrangements with any of the Company's executive officers.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                 Security Ownership of Certain Beneficial Owners

The following table sets forth information as of November 29, 2004 with respect to the only persons or groups known to the Company who may be deemed to own beneficially more than 5% of the Company's voting securities (i.e. Common Stock).

                      Name and Address of           Amount and Nature of             Percent
Title of Class        Beneficial Owner              Beneficial Ownership (1)         of Class
--------------        ---------------------         -----------------------          --------
Common Stock          John F. Fisbeck                   92,799,129 (2)               90.6
                      6402 Corporate Drive
                      Indianapolis, IN 46278

Common Stock          Carter M. Fortune                 92,799,129(2)                90.6
                      6402 Corporate Drive
                      Indianapolis, IN 46278

Common Stock          Robert J. Kingston                92,799,129 (2)(3)            90.6
                      6402 Corporate Drive
                      Indianapolis, IN 46278

Common Stock          Norman G. Wolcott, Jr.            92,799,129(2)                90.6
                      6402 Corporate Drive
                      Indianapolis, IN  46278

Common Stock          Harlan M. Schafir                 92,799,129(2)                90.6
                      6402 Corporate Drive
                      Indianapolis, IN 46278

(1) As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after November 29, 2004. "Beneficial ownership" also includes that ownership of shares that is imputed to any members of the control group of the Company.

(2) As the Control Group, Messrs. John F. Fisbeck, , Carter M. Fortune, Robert
J. Kingston, Norman G Wolcott, Jr., and Harlan M. Schafir beneficially own , as defined in Footnote No.1 of this table, 92,799,129 shares of Common Stock, as of November 23, 2004. Individually, each person has sole dispositive and voting power over the following shares of Common Stock: John F. Fisbeck, 17,087,023 (16.7%);; Carter M. Fortune, 41,328,108(40.4%); Robert J. Kingston, 7,892,754
(7.7%); Norman G. Wolcott, Jr., 9,537,515 (9.3%); Norman G. Wolcott, Jr. as Trustee for the Wolcott Trusts, 2,853,729 (2.8%); and Harlan M. Schafir, 13,100,000 (12.8%).

(3) As an interest holder in Fortune Real Estate Development, LLC, Carter M. Fortune also has shared voting and dispositive power over 1,000,000 shares of Company Common Stock held by that entity (.98%)..

                        Security Ownership of Management

The following table sets forth information as of November 29, 2004 with respect to (i) each current director, (ii) all individuals serving as the Company's executive officers during the fiscal year ended August 31, 2003, and (iii) all current directors and all such executive officers as a group. Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities. An asterisk (*) indicates beneficial ownership of less than 1%.

                      Name and Address of                  Amount and Nature of             Percent
Title of Class        Beneficial Owner                     Beneficial Ownership (1)         of Class
----------------      ----------------------               ------------------------         --------
Common Stock          Carter M. Fortune                         92,799,129 (2)(3)            90.6
                      6402 Corporate Drive
                      Indianapolis, IN 46278


Common Stock          David A. Berry                               200,000                      *
                      6402 Corporate Drive
                      Indianapolis, IN 46278

Common Stock          Amy E. Gallo                                 100,000                      *
                      6402 Corporate Drive
                      Indianapolis, IN  46278


Common Stock          K.L. Sipe                                    200,000                      *
                      6402 Corporate Drive
                      Indianapolis, IN  46278


Common Stock          Harlan M. Schafir                         92,799,129 (2)               90.6
                      6402 Corporate Drive
                      Indianapolis, IN  46278

Common Stock          All current executive officers and        93,299,129                   91.1
                      directors as a group

(1) As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after November 29, 2004. "Beneficial ownership" also includes all imputed beneficial ownership arising from an individual's membership in a control group.

(2) The beneficial ownership reported in this table of Messrs. Fortune and Schafir includes the beneficial ownership imputed to them as members of the control group as of November 29, 2004.

(3) Subject to certain rights and restrictions contained in the Agreements and Plans of Merger and Option Agreements to which Harlan Schafir is a party, Carter
M. Fortune has a contingent right to purchase 2,500,000 shares of the Company's Common Stock owned by Mr. Schafir through a call option. Also, pursuant to an Option Agreement by an among Norman G. Wolcott, Jr., the Wolcott Trust, Carter Fortune, and the Company, Mr. Fortune has the right to purchase all of the 12,391,244 shares of the Company's Common Stock held by Mr. Wolcott and held by the Wolcott Trusts. This purchase could be made through a call option held by Mr. Fortune that is subject to the rights and restrictions stated in that Option Agreement. Each of these contingent call rights are potentially exercisable within 60 days from the date of this Report on Form 10KSB.

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

The Company has a $6.5 million long-term unsecured line of credit with Carter M. Fortune, CEO, Chairman of the Board and member of the Control Group, available through May 1, 2007. This line of credit replaced a previous $3.0 million line of credit with a stockholder which was payable in July 2004. Interest on the line is charged at 3% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to $6.268 million and $2.0 million at August 31, 2004 and 2003, respectively.

On March 1, 2003, Cornerstone Construction and Carter M. Fortune entered into an Agreement for Purchase and Sale of Assets by which Mr. Fortune purchased substantially all of the assets and property owned by Cornerstone Construction that were used in connection with the business. The nature and amount of consideration given for the acquired assets and property was $298,240.22, which equated to the book value of Cornerstone Construction's net assets over net liabilities. No gain or loss was recorded on the transaction. On August 15, 2003, Carter M. Fortune and Cornerstone Construction entered into an Agreement for Purchase and Sale of Assets by which Cornerstone Construction purchased substantially all of the assets and properties owned by Mr. Fortune that were used in connection with the construction business. Mr. Fortune received $189,181.17 for the assets and property, which equated to the book value of Cornerstone Construction's net assets over net liabilities. No gain or loss was recorded on the transaction.

During Fiscal Year 2004 the Company leased an office and warehouse facility in Zionsville, Indiana from a limited liability company in which Robert J. Kingston, former Director of the Company and stockholder listed in this Form 10KSB, is a member. This facility is the location of Kingston. The lease was terminated in May 2004 and the Company moved its office and warehouse.

The Company's PSM subsidiary leases an office building in Richmond, IN from Harlan M. Schafir, Chief Operating Officer of the Company, President of PSM, and stockholder listed in this Form 10KSB, is a member. The lease is for a period of five years and provides for $2,000 monthly rent and expires in May 2008.

During March 2004, the Company entered into an operating lease agreement for rental of a building with a related party limited liability company, in which a stockholder has an interest. All of the Company's subsidiaries, excluding JH Drew, Nor-Cote and PSM moved into the new facility between the months of March 2004 through May 2004. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period and provides for monthly rent of $20,000 plus 1% of CSI's gross revenues.

On April 30, 2004, the Company's JH Drew subsidiary entered into an operating lease agreement for rental of three buildings located in Indiana, Tennessee and Missouri with the same related party. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period and provides for monthly rent of $15,000.

As mentioned earlier, an agreement is currently pending between Nor-Cote and an entity partially owned by Carter M. Fortune. This entity will purchase from Nor-Cote the office building occupied by Nor-Cote's U.S. administrative personnel. This agreement is expected to be completed in the first quarter of fiscal year 2005. The cost of the building is expected to be $472,500.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits.

2.1        Stock Exchange Agreement by and among Fortune Diversified
           Industries, Inc.; Nor-Cote International, Inc.; Norman G.
           Wolcott, Jr.; Norman G. Wolcott, Jr. and Norman G. Wolcott, Sr.,
           as Co-Trustees of the Norman G. Wolcott, Sr. and Lucile H.
           Wolcott Revocable Trust of 1995 and First Bankers Trust Company,
           as Trustee under the Trust Agreement for the Nor-Cote
           International, Inc. Employee Stock Ownership Plan Trust           (1)

2.2 Agreement and Plan of Merger entered into the 1st day of October, 2003, by and among Professional Staff Management, Inc., an
           Indiana corporation, PSM Acquisition, Inc., an Indiana
           corporation and wholly owned subsidiary of Company, Harlan
           Schafir, and Company                                              (2)

2.3 Agreement and Plan of Merger entered into the 1st day of October, 2003, by and among Professional Staff Management, Inc. II, an
           Indiana corporation, PSM Acquisition II, Inc., an Indiana
           corporation and wholly owned subsidiary of Registrant, Harlan
           Schafir, and Registrant                                           (2)

2.4 Agreement and Plan of Merger entered into the 1st day of October, 2003, by and among Pro Staff, Inc., an Indiana corporation, PSM Acquisition III, Inc., an Indiana corporation and wholly owned
           subsidiary of Registrant, Harlan Schafir, and Registrant          (2)

2.5        Stock Purchase Agreement by and between Company and Cemex, Inc,
           for Purchase of James H. Drew Corporation, dated April 30, 2004   (3)

2.6        Stock Purchase Agreement by and among the Company, Clay Melnyk and Loeffler for purchase of Innovative Telecommunications
           Consultants, Inc. dated April 30, 2004.                           (4)

3.1        Restated Certificate of Incorporation                             (5)

3.2        Certificate of Amendment to Certificate of Incorporation.         (5)

3.3        Amendment to Bylaws                                               (5)

4.1        Specimen Common Stock Certificate                                 (5)

4.2        Option Agreement by and among Norman G. Wolcott, Jr.,
           individually, and Norman G. Wolcott, Jr. and Norman G. Wolcott,
           Sr., as Co-Trustees of the Norman G. Wolcott, Sr. and Lucile H. Wolcott Revocable Trust of 1995, Carter Fortune, and Fortune
           Diversified Industries, Inc.                                      (1)

4.3 Option Agreement entered into the 1st day of October, 2003 by and between Harlan M. Schafir, Carter M. Fortune and Robert J.
           Kingston                                                          (2)

4.4        Option Agreement entered into the 1st day of October, 2003 by and
           between Harlan M. Schafir, and Registrant                         (2)

10.1       Executive Employment Agreement by and between Norman G. Wolcott,
           Jr. and Company                                                   (1)

10.2 Executive Employment Agreement by and between Professional Staff Management, Inc., Professional Staff Management, Inc. II, Pro
           Staff, Inc., and Harlan M. Schafir, dated October 1, 2003         (2)

10.3       Executive Employment Agreement by and between Registrant and
           Harlan M. Schafir dated October 1, 2003                           (2)

10.4       Distribution Agreement between the Company and Thomson, Inc.
           entered into January 28, 2004.                                    (6)

21         List of subsidiaries                                              (7)

31.1       Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by
           Carter M. Fortune.                                                (7)

31.2       Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by
           Amy E. Gallo.                                                     (7)

32.1       Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
           Carter M. Fortune.                                                (7)

32.2       Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
           Amy E. Gallo.                                                     (7)

Notes to Exhibits:

     (1) This exhibit is incorporated by reference from the Company' Current Report on Form 8-K dated July 14, 2003.

     (2) This exhibit is incorporated by reference from the Company's Current Report on Form 8-K dated October 15, 2003.

     (3) This exhibit is incorporated by reference from the Company's Current Report on Form 8-K dated May 14, 2004.

     (4) This exhibit is incorporated by reference from the Company's Current Report on Form 8-K dated May 25, 2004.

     (5) This exhibit is incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended August 31, 2000.

     (6) This exhibit is incorporated by reference from the Company's Current Report on Form 8-K dated February 5, 2004.

     (7)  Attached hereto.

(b)  Reports on Form 8-K.

The Company filed the following reports during the quarter ended August 31, 2004:

No reports were filed during the quarter ended August 31, 2004.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed in each of the fiscal years ended August 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $292,000 and $131,000, respectively.

Audit - Related Fees

The aggregate fees billed in each of the fiscal years ended August 31, 2004 and 2003 for professional services rendered by the principal accountant for audit related fees including, primarily, consultations on various accounting and reporting matters were $23,000 and $0, respectively.

Tax Fees

The aggregate fees billed in each of the fiscal years ended August 31, 2004 and 2003 for professional services rendered by the principal accountant for tax compliance and tax advise related to new acquisitions for those fiscal years were $79,000 and $27,000, respectively.

All Other Fees

None

                      FORTUNE DIVERSIFIED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

                            August 31, 2004 and 2003

                                TABLE OF CONTENTS


                                                                      Page

Report of Independent Registered Public Accounting Firm                F-1

Consolidated Balance Sheets                                            F-2

Consolidated Statements of Operations                                  F-3

Consolidated Statements of Stockholders' Equity                        F-4

Consolidated Statements of Cash Flows                                  F-5

Notes to Consolidated Financial Statements                             F-6

Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
Fortune Diversified Industries, Inc. and Subsidiaries
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Fortune Diversified Industries, Inc. and Subsidiaries as of August 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortune Diversified Industries, Inc. and Subsidiaries at August 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/  Whipple & Company, PC

Indianapolis, Indiana

November 24, 2004

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            August 31, 2004 and 2003
                             (Amounts in Thousands)

                                ASSETS
                                                                 2004         2003
CURRENT ASSETS
     Cash and equivalents                                      $  3,458    $    885
     Restricted savings account                                     210          --
     Certificates of deposit                                         69          --
     Available for sale investments                               1,959         337
     Accounts receivable, net                                    15,894       4,306
     Costs and estimated earnings in excess of billings
        on uncompleted contracts                                  1,879          --
     Inventory, net                                               9,746       1,856
     Deferred tax asset                                           1,014          --
     Other current assets                                           815         663
                                                               --------    --------
        Total Current Assets                                     35,044       8,047
                                                               --------    --------

OTHER ASSETS
     Property, plant & equipment, net                             4,038       2,703
     Loan origination fees, net                                      35          50
     Goodwill                                                    10,192       6,039
     Other intangible assets, net                                 2,111       1,180
     Other long term assets                                         149          14
                                                               --------    --------
        Total Other Assets                                       16,525       9,986
                                                               --------    --------

        TOTAL ASSETS                                           $ 51,569    $ 18,033
                                                               ========    ========


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Lines of credit                                           $  7,948    $  1,038
     Accounts payable                                             4,670       1,062
     Due to related party                                            29         230
     Current maturities of long-term debt                         1,999         870
     Current maturities of long-term debt - related party            47          --
     Health and workers' compensation reserves                    3,750          --
     Accrued expenses                                             5,242       1,489
     Income tax liability                                           172          --
     Billing in excess of costs and estimated earnings on            --          --
        uncompleted contracts                                     1,912          --
     Other current liabilities                                      101          --
                                                               --------    --------
        Total Current Liabilities                                25,870       4,689
                                                               --------    --------

LONG-TERM LIABILITIES
     Line of credit - related party                            $  6,268    $  2,000
     Long-term debt - related party, less current maturities        106          --
     Long-term debt, less current maturities                      6,254       5,210
     Other long-term liabilities                                    253          --
                                                               --------    --------
        Total Long-term Liabilities                              12,881       7,210
                                                               --------    --------

TEMPORARY EQUITY                                                     --         480

STOCKHOLDERS' EQUITY
     Common stock                                                 1,008         802
     Additional paid-in capital and warrants outstanding         15,893      11,406
     Accumulated deficit                                         (4,089)     (6,491)
     Accumulated other comprehensive income (loss)                    6         (63)
                                                               --------    --------
        Total Stockholders' Equity                               12,818       5,654
                                                               --------    --------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 51,569    $ 18,033
                                                               ========    ========

See Accompanying Notes to Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  For the Years Ended August 31, 2004 and 2003
                             (Amounts in Thousands)


                                                            2004        2003

NET REVENUES BUSINESS SOLUTION SEGMENT (gross
        billings of $123,798,000 less worksite
        employee payroll cost of $105,840,000)            $ 17,958    $     --
NET REVENUE WIRELESS INFRASTRUCTURE SERVICES                 7,972       4,470
NET REVENUE WIRELESS INFRASTRUCTURE PRODUCTS                17,558          --
NET REVENUE MANUFACTURING AND DISTRIBUTION SEGMENT          23,394      11,000
                                                          --------    --------

TOTAL NET REVENUES                                          66,882      15,470

COST OF REVENUES BUSINESS SOLUTIONS SEGMENT                 13,854          --
COST OF REVENUES WIRELESS INFRASTRUCTURE SERVICES            6,227       3,183
COST OF REVENUES WIRELESS INFRASTRUCTURE PRODUCTS           14,803          --
COST OF REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT     16,374       7,995
                                                          --------    --------

TOTAL COST OF REVENUES                                      51,258      11,178
                                                          --------    --------

GROSS PROFIT                                                15,624       4,292

OPERATING EXPENSES
     Selling, general and administrative expenses           11,912       3,751
     Depreciation and amortization                           1,164         342
                                                          --------    --------
        Total Operating Expenses                            13,076       4,093
                                                          --------    --------

OPERATING INCOME                                             2,548         199

OTHER INCOME (EXPENSE)
     Interest expense                                         (620)       (185)
     Gain on sales of investments in marketable
      securities, net                                           36          --
     Exchange rate loss                                        (34)         --
     Other income (expense)                                     19         101
                                                          --------    --------
        Total Other Income (Expense)                          (599)        (84)
                                                          --------    --------

NET INCOME BEFORE PROVISION
  FOR INCOME TAXES                                           1,949         115

DEFERRED INCOME TAX BENEFIT                                   (453)         --
                                                          --------    --------

NET INCOME                                                $  2,402    $    115
                                                          ========    ========


BASIC INCOME PER SHARE                                    $   0.02    $   0.00
                                                          ========    ========


DILUTED INCOME PER SHARE                                  $   0.02    $   0.00
                                                          ========    ========


See Accompanying Notes to Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Years Ended August 31, 2004 and 2003
                             (Amounts in Thousands)

                                                       Additional                           Accumulated
                                                     Paid-in Capital Cost of   Accumulated     Other          Total    Comprehensive
                                             Common    and Warrants  Treasury    Earnings   Comprehensive  Stockholders    Income
                                             Stock     Outstanding     Stock     (Deficit)    Income          Equity       (Loss)
BALANCE AT AUGUST 31, 2002                  $    655    $  6,441     $     --   $ (6,606)    $     --        $    490     $     --

Purchase of 200,000 shares of common
 stock in treasury                                --         (28)          (2)        --           --             (30)          --
Issuance of 200,000 shares of
 common stock                                      2          12           --         --           --              14           --
Issuance of 22,388,179 shares of common
  stock for acquisitions                         224       4,904                                                5,128           --
Cancellation of 7,668,364 shares of
  common stock                                   (77)         77                                                   --           --
Cancellation of 200,000 shares of
 treasury stock                                   (2)         --            2         --           --              --            0
Net income                                        --          --           --        115           --             115          115
Translation adjustments, net of tax               --          --           --         --          (76)            (76)         (76)
Unrealized investments gains (losses),
  net of tax                                      --          --           --         --           13              13           13
Net income                                        --          --           --         --           --              --           --
                                            --------    --------     --------   --------     --------        --------     --------

BALANCE AT AUGUST 31, 2003                  $    802    $ 11,406     $     --   $ (6,491)    $    (63)       $  5,654     $     52
                                            ========    ========     ========   ========     ========        ========     ========

Issuance of 13,100,000 shares of common
  stock for acquisitions                         131       3,799           --         --           --           3,930           --
Issuance of 600,000 shares of common
  stock for acquisitions                           6         530           --         --           --             536           --
Reclassification of temporary equity to
  permanent equity                                80         400                                                  480
Reclassification of permanent equity to
  long term liabilities                          (11)       (242)                                                (253)
Net income                                                                         2,402           --           2,402        2,402
Translation adjustments, net of tax               --          --           --         --          208             208          208
Unrealized investments gains (losses),
  net of tax                                      --          --           --         --         (126)           (126)        (126)
Reclassification adjustment for realized
  gains included in net income, net of tax        --          --           --         --          (13)            (13)         (13)
                                            --------    --------     --------   --------     --------        --------     --------

BALANCE AT AUGUST 31, 2004                  $  1,008    $ 15,893     $     --   $ (4,089)    $      6        $ 12,818     $  2,471
                                            ========    ========     ========   ========     ========        ========     ========

See Accompanying Notes to Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended August 31, 2004 and 2003
                             (Amounts in Thousands)

                                                                               2004        2003
OPERATING ACTIVITIES
     Net Income                                                              $  2,402    $    115
     Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation and amortization                                          1,164         342
         Gain on sale of investments                                              (36)         --
         Loss on disposal of fixed assets                                         122          --
         (Increase) decrease in certain operating assets:
            Accounts receivable                                                (2,338)       (604)
            Costs and estimated earnings in excess of billings on
                uncompleted contracts                                             763          --
            Inventory                                                          (1,913)       (279)
            Prepaid expenses                                                     (209)         --
            Other current assets                                                 (427)        (14)
            Other long term assets                                                (24)         --
         Increase (decrease) in certain operating liabilities:
            Accounts payable                                                      601          90
            Accrued expenses and other current liabilities                       (345)       (186)
            Billings in excess of costs and estimated earnings on
                uncompleted contracts                                             252          --
            Health and workers' compensation reserves                             479          --
            Due to related party                                                   22          --
            Other current liabilities                                              (5)         --
                                                                             --------    --------
                Net Cash Provided by (Used) in Operating Activities               508        (536)
                                                                             --------    --------

INVESTING ACTIVITIES
     Capital expenditures                                                        (961)       (345)
     Purchases of available for sale securities                                (2,435)         --
     Collection of notes receivable, related party                                 --         146
     Proceeds from sale of available for sale securities                          689          --
     Proceeds from sale of certificates of deposits                                24          --
     Purchases of certificates of deposit                                         (69)         --
     Proceeds from sale of subsidiary to stockholder                               --         298
     Acquisition of productive assets and businesses, net of cash received     (8,605)     (1,997)
                                                                             --------    --------
                Net Cash Used in Investing Activities                         (11,357)     (1,898)
                                                                             --------    --------

FINANCING ACTIVITIES
     Collection of purchase adjustment receivables                                 --         600
     Net borrowings (repayments) under line of credit                           6,910        (437)
     Borrowings on long-term debt                                               8,665       3,444
     Payments on long-term debt                                                (6,453)     (2,725)
     Borrowings on long-term debt - related party                               4,308       2,000
     Payments on long-term debt - related party                                   (20)         --
     Payments on capital lease obligations                                         --          (8)
     Due to related party                                                        (201)        230
                                                                             --------    --------
                Net Cash Provided by Financing Activities                      13,209       3,104
                                                                             --------    --------

                Effect of exchange rate changes on cash                           213         (76)


NET INCREASE IN CASH AND EQUIVALENTS                                            2,573         594

CASH AND EQUIVALENTS
     Beginning of Period                                                          885         291
                                                                             --------    --------

     End of Period                                                           $  3,458    $    885
                                                                             ========    ========

                                                                               2004        2003
                                                                               ----        ----
SUPPLEMENTAL DISCLOSURES

     Interest paid                                                               (536)       (165)
     Income taxes paid                                                             --          --

Noncash investing and financing activities:

         At August 31, 2004, the Company reclassed $230 of contingent consideration in relation to the Nor-Cote acquisition from stockholders' equity to other long-term liabilities.

         At August 31, 2004, the Company owed $1,650 related to the acquisition of JH Drew. The amount is included as a component of the purchase price and is in the Company's consolidated balance sheet in accrued expenses and other liabilities.

         Acquisitions (see Note 3)
            Cash and equivalents                                                4,496       1,046
            Restricted savings account                                            246          --
            Investments                                                            --         314
            Accounts receivable                                                 8,933       1,694
            Costs and estimated earnings in excess of billings on
                uncompleted contracts                                           6,842          --
            Inventory                                                           1,777       1,112
            Prepaid expenses and other current assets                             147         589
            Other non-current assets                                              431         199
            Accounts payable                                                   (2,747)       (567)
            Accrued expenses and other current liabilities                     (2,857)     (1,287)
            Billings in excess of costs and estimated earnings on
                uncompleted contracts                                          (1,661)         --
            Health and workers compensation reserves                           (3,271)         --
            Vehicles, equipment and leasehold improvements                      1,347       2,175
            Long-term debt                                                         --      (2,313)
            Goodwill and other intangible assets                                4,831       5,187
                                                                             --------    --------
                                                                               18,514       8,149

            Common stock consideration                                         (4,364)     (5,140)
                                                                             --------    --------
            Cash paid                                                        $ 14,150    $  3,009
                                                                             ========    ========

See Accompanying Notes to Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The Company is the parent company of Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"); Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); Commercial Solutions, Inc. (Commercial Solutions); James
H. Drew Corp. (JH Drew); PDH, Inc. (PDH); Cornerstone Wireless Services, Inc. (Cornerstone Wireless); Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Innovative Technology Consultants, Inc (ITC); Telecom Technology Corp. (TTC); StarQuest Wireless Services, Inc. (StarQuest); Women of Wrestling, Inc. (WOW); and Murphy Development, Ltd (Murphy). In addition, subsequent to August 31, 2004, the Company acquired Ink Source, Inc. (Ink Source), September 30, 2004, which has become a part of Nor-Cote and MAGTECH Services, Inc. (Magtech), November 1, 2004, a wholly-owned subsidiary of the Company.

The Company's current operating focus is achieved through its Manufacturing and Distribution Segment (Nor-Cote, Kingston, and Commercial Solutions); its Wireless Infrastructure Segment (JH Drew, ITC, PDH, Cornerstone Wireless, Cornerstone Construction, TTC, and StarQuest) and its Professional Business Solutions Segment (PSM).

Manufacturing and Distribution Segment:
The Company's Manufacturing and Distribution Segment is conducted through its Kingston, Commercial Solutions, and Nor-Cote subsidiaries.

Kingston is a manufacturer's representative and distributor for prominent national companies in the electronic, sound, security, and video markets. Kingston offers the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems.

Commercial Solutions is a "master distributor" for commercial distribution of manufactured products of Thomson, Inc. (RCA products)(televisions, DVD, and other electronic products), Panasonic (televisions, DVD, and other electronic products), and Rubbermaid (carts, cleaning equipment, trash receptacles, and other products). Commercial Solutions sells to distributors covering various territories in North America.

Nor-Cote is a manufacturer of UV curable screen printing inks. Nor-Cote inks are printed on many types of plastic, metals and other substrates that are compatible with the UV curing process. Typical applications are plastic sheets, cell phones, bottles & containers, CD and DVD disks, rotary-screen printed labels, and membrane switch overlays for which Nor-Cote provides conductive ink. Nor-Cote has operating facilities in the United States, United Kingdom, Singapore, and Malaysia, with worldwide distributors located in Africa, Australia, Canada, China, Columbia, Hong Kong, India, Italy, Japan, Korea, New Zealand, Poland, Taiwan, Thailand, Latin America and the United States. Nor-Cote entered in to an exclusive patent license agreement in August 2003 with a manufacturer in the United States to expand its product line for uses in new applications. The recent acquisition of Ink Source provides Nor-Cote with a new entry into the retail "Point of Purchase" (POP) ink/signage and decal market.

Wireless Infrastructure Segment:
The Company's Wireless Infrastructure Segment is conducted through PDH, Cornerstone Wireless, Magtech Cornerstone Construction, TTC, StarQuest, ITC, JH Drew, and their affiliates. Through this segment, the Company can assist its customers with the telecom site development process from real estate planning through infrastructure construction, as well as marketing and management including: site acquisition (e.g., raw land, building rooftop, or antenna structure for co-location); architectural and engineering analysis and drawings (e.g., analysis of existing cell tower or construction drawings of cell towers and switches); site construction; existing site marketing and management; site maintenance and upgrades and wireless signaling and signage for highway construction projects or upgrades.

JH Drew is a specialty contractor in the field of infrastructure, including fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel. JH Drew has been operating over fifty years, serving contractors and state departments of transportation. JH Drew conducts operations in the main geographic areas of Indiana, Western Missouri, and Eastern Tennessee and has offices in these three states.

PDH's business strategy is to offer a full range of network infrastructure, real estate development services to the telecommunications industry, among other types of real estate network critical industries. PDH's full service list of network real estate development services includes program management, site acquisition, zoning and permitting, architectural & engineering design, construction management, co-location facilitation, environmental services, lease capitalization, lease renegotiation, site marketing and asset management.

Cornerstone Wireless specializes in providing engineering and architectural services for the telecommunications and the traditional real estate development industries. The telecommunications industry includes cellular, personal communication services (PCS), specialized mobile radio (SMR), enhanced specialized mobile radio (ESMR), microwave systems, fixed wireless, broadband and fiber optics technologies for carriers, tower consolidators and utilities.

Cornerstone Construction offers a full range of construction services to the telecommunications industry, primarily developing wireless networks for wireless carriers. Such services include: civil construction, electrical, foundation and tower installations, as well as, antennae and line installations. Cornerstone Construction can provide a complete turnkey solution to the development of telecommunications infrastructure.

Magtech specializes in providing engineering and architectural services for the telecommunications industry.

TTC specializes in the design, engineering and installation of structured cabling systems for the commercial marketplace and sells telephone and voice mail systems. TTC provides the data cabinets, racks, cable trays, HUBS, patch panels, computer furniture, cable management and any peripheral equipment necessary for a complete voice and data-cabling infrastructure.

StarQuest is a provider of premium communication/ information services, including digital satellite television, high speed (broadband) Internet, both wired and wireless. These services are provided exclusively to the United States multi-dwelling unit (MDU) marketplace.

ITC is a technical services company that provides customer specific turnkey solutions for wireless equipment manufacturers and wireless service providers. Technical services include switch and radio base station engineering as well as providing the site, survey, delivery, installation and integration process for the implementation of end user equipment offered by a wide range of wireless equipment manufacturers. Nationwide availability is provided by individual program management allowing ITC to offer maintenance solutions for the continuous development of existing service provider's wireless networks.

ITC has regional offices located throughout the US and with corporate headquarters strategically positioned in the Midwest.

Professional Business Solutions Segment:
PSM provides cost-effective employee administrative solutions to companies in more than 25 states nationwide. The three companies are engaged in providing services in employment-related matters, such as Payroll and Tax Processing, Worker's Compensation and Risk Management, Benefits Administration, Unemployment Administration, Legal and Regulatory Employer Compliance, 401k and Retirement Plan Administration and Employee Assessments.

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

Revenue and Cost Recognition: In the Company's Manufacturing and Distribution segment, revenue from the sale of products is recognized according to the terms of the sales arrangement, which is generally upon shipment. Commission revenue is recognized when realizable and earned, which is typically upon receipt of the commission payment. Revenues are recognized, net of estimated costs of returns, allowances and sales incentives, title and principal ownership transfers to the customer, which is generally when products are shipped to customers. Products are generally sold on open account under credit terms customary to the geographic region of distribution. Ongoing credit evaluations our performed on customers and the Company does not generally require collateral to secure accounts receivable.

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

Marketable Securities: Marketable securities include common stocks classified as "available for sale" in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The securities are carried at fair value based on current market quotations. Unrealized holding gains and losses, net of tax, are not included in "net income", but are accounted for as "other comprehensive income" and reflected as a separate component of the change in stockholders' equity. The cost of securities used to compute realized gains and losses is based on specifically identified securities. The fair value of investment securities is determined by currently available market prices. Dividends on marketable equity securities are recognized in income when declared.

Accounts Receivable: Accounts receivable is stated at the amount billable to customers. The Company provides allowances for doubtful accounts and for returns and sales allowances, which are based upon a review of outstanding receivables, historical information and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The Company's policy is not to accrue interest on past due trade receivables.

Inventories: Inventories of raw materials are recorded at the lower of cost (primarily first-in, first-out) or market value. Inventories of work-in-process and finished goods include estimated direct labor, indirect labor, and other manufacturing expenses applied as a function of material costs. The Company's JH Drew, Kingston and Commercial Solutions subsidiaries record finished goods inventory on an average cost basis.

Shipping and Handling: Costs incurred for shipping and handling are included in the Company's consolidated financial statements as a component of costs of revenue.

Property, Equipment, and Depreciation: Property and equipment are carried at cost and includes expenditures for new additions and those, which substantially increase the useful lives of existing assets. Depreciation is computed at various rates by use of the straight-line method and certain accelerated methods. Depreciable lives are generally ranging from 3 to 30 years.

Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property or equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts in the year of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement asset. The provision for depreciation amounted to $792,000 and $222,000 for the years ended August 31, 2004 and 2003, respectively.

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

The Company has elected to perform the annual impairment test of recorded goodwill as required by SFAS 142 as of the end of fiscal fourth quarter. The results of this annual impairment test indicated that the fair value of each of the reporting units as of August 31, 2004, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill was not subject to impairment.

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

Advertising Costs: Advertising costs including marketing, advertising, publicity, promotion and other distribution costs, are expensed as incurred and totaled $164,000 and $87,000 for the years ended August 31, 2004 and 2003, respectively.

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

Income Per Common Share: Income per share has been computed in accordance with SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic income per share is computed based on net income applicable to common stock divided by the weighted average number of common shares outstanding for the period. Diluted income per share is computed based on net income applicable to common stock divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive common stock equivalents.

Income Taxes: The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains, are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. The Company files separate U.S., U.K., Singapore, and Malaysia income tax returns.

Research and Development Costs: Research and development costs are expensed as incurred and totaled $386,000 and $48,000 for the years ended August 31, 2004 and 2003, respectively. Research and development expense is recorded in the Company's Nor-Cote subsidiary, which was acquired on July 1, 2003.

Self Insurance: The Company's Nor-Cote subsidiary has elected to act as a self-insurer for certain costs related to employee health and accident benefit programs. Costs resulting from non-insured losses are estimated and charged to income when incurred. The Company has purchased insurance which limits its annual exposure for individual claims to $30,000 and which limits its aggregate annual exposure to approximately $290,000.

The Company's PSM subsidiary has elected to enter into a partially self-funded arrangement related to worksite employees' health and accident benefit programs. Under the insurance policy, PSM's self-funded liability is limited to $175,000 per employee, with an aggregate liability limit of approximately $11,153,000. The liability limits are adjusted monthly, based on the number of participants.

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

In January 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (Interpretation 46). In December 2003, the FASB issued a revision to Interpretation 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation 46, as revised, provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Interpretation 46 was effective immediately for VIEs created after January 31, 2003. The Company has evaluated the provisions of this interpretation and determined that it does not have a material impact on the Company's consolidated financial statements.


NOTE 2 - Acquisition of Ownership

In order to better understand the Company's business organization and development, it is important to know that as of August 31, 2004, Messrs. Fisbeck,Fortune, Kingston, Wolcott, Jr. and Schafir are considered members of a "group" deemed to beneficially own 91,806,375 shares of the Company's Common Stock representing 89.67% of the outstanding Common Stock of the Company, which totals 102,386,444 shares. Individually, each of the above persons has the sole voting and dispositive power over the following number of shares of the Company's Common Stock as of August 31, 2004: John F. Fisbeck, 17,087,023 (or 16.689%), Carter M. Fortune, 41,328,108 (or 40.365%),Robert J. Kingston,
7,900,000 (or 7.716%), Norman G. Wolcott, Jr., individually, 9,537,515 (or
9.315%), Norman G. Wolcott Jr., as Trustee of the Norman G. Wolcott, Sr. and Lucille H. Wolcott Revocable Trust of 1995 Marital Trust and the Norman G. Wolcott, Sr. and Lucille H. Wolcott Revocable Trust of 1995 Survivor's Trust (the "Wolcott Trusts"), 2,853,729 (or 2.787%), and Harlan M. Schafir, 13,100,000 (or 12.795%).

Addition of Robert J. Kingston to the Control Group
---------------------------------------------------

Effective July 31, 2002, as part of the purchase price for 1,000 shares of the common stock, no par value, of Kingston, constituting all of the outstanding shares of Kingston's capital stock, pursuant to the terms of a Stock Purchase Agreement by and among the Company, Kingston and Robert J. Kingston, Mr. Kingston received 8,000,000 restricted shares of the Company's common stock.

In addition to the 8,000,000 shares of the Company's common stock, Mr. Kingston also was paid, as part of the purchase price for his Kingston shares, $2,400,000 ($3,000,000 closing payment less a $600,000 purchase adjustment). Mr. Kingston received $3,000,000 at closing. Mr. Kingston paid the Company a purchase adjustment amount of $600,000 based upon certain requirements in the Stock Purchase Agreement and Amendment to the Stock Purchase Agreement in November 2002. Also as part of the Stock Purchase Agreement, subject to the limitations and restrictions, described below, Mr. Kingston could, in his sole discretion, sell any or all of the Company's common stock to the Company and the Company shall purchase any of the Company's common stock offered by Mr. Kingston if certain earnings goals were met as defined in the Stock purchase agreement. In addition, Mr. Kingston could only exercise the Put Option if the average bid price per share during the period October 1, 2004 to October 31, 2004 was less than the proposed put price, or if the Company's stock is not listed on the OTC Bulletin Board, the New York Stock Exchange, NASDAQ or another nationally-recognized securities market or exchange during the period October 1, 2004 to October 31, 2004. Since the earnings goals were not met by Kingston Sales, and the average bid price during the month of October was substantially higher than of the put prices, along with the fact that the Company was listed on the OTC Bulletin Board exchange, Mr. Kingston's put option expired October 31, 2004.

Mr. Kingston continues as President of Kingston under the terms of an employment agreement, dated July 31, 2002 and incorporated into the Stock Purchase Agreement as an exhibit. Mr. Kingston is subject to a non-compete agreement, dated July 31, 2002 and incorporated into the Stock Purchase Agreement as an exhibit.

Mr. Kingston was elected to the Board of Director's of the Company by shareholders Messrs. Fisbeck and Fortune without a meeting by written consent pursuant to Section 228 of the General Corporation Law of the State of Delaware in lieu of holding a meeting. Such election was agreed to in writing in a document entitled Voting Agreement, dated July 31, 2002, which is an exhibit of the Stock Purchase Agreement. Effective July 31, 2004 Mr. Kingston voluntarily resigned from the Company's Board.

Addition of Norman G. Wolcott, Jr. to the Control Group
--------------------------------------------------------

Effective as of July 1, 2003, as part of the purchase price of all of the outstanding shares of common and preferred stock of Nor-Cote International, Inc., the Company issued 12,391,244 of common stock to Norman G. Wolcott, Jr. and the Wolcott Trust.

The disposition of the Company's shares held by Norman G. Wolcott, Jr. and the Wolcott Trust (collectively, "Common Stock Sellers") is substantially restricted by an Option Agreement between shareholders. Common Stock Sellers shall each have the option to put any or all of the Company's stock received by them to Mr. Fortune and Mr. Fortune shall have the option to call any or all of the Company's stock from each of the Common Stock Sellers. The put price and the call price shall be the same (the "put/call price") and the put/call price shall be dependent upon Nor-Cote's cumulative Adjusted EBITDA during the three-year period July l, 2003 to June 30, 2006. If Nor-Cote's cumulative Adjusted EBITDA during the Test Period is at least $4,683,000, the put/call price per share shall be $.3365. The put/call price shall, however, be decreased in proportion to the amount by which Nor-Cote's cumulative Adjusted EBITDA during the Test Period is less than $4,683,000, as defined in the Stock Exchange Agreement. Common Stock Sellers may only exercise the put option and Mr. Fortune may only exercise the call option during the period September 1, 2006 to September 30, 2006. Any closing on a sale of the Company's stock to Fortune shall occur within ninety (90) days of a party's receipt of written notice from the other party requesting exercise of his put or call option. All of the Company's stock received by them shall be retained by each of the Common Stock Sellers until (i) the exercise of the put and call options or (ii) the expiration of the exercise period (including any extensions) for such put and call options without exercise of such put and call options. In addition, Mr. Fortune shall have an option to call any or all of the Company's stock at the call price per share of $.3365 at any time during the three-year period July 1, 2003 to June 30, 2006.

Mr. Wolcott Jr. continues as Chairman of Nor-Cote under the terms of an employment agreement dated July 1, 2003 and incorporated into the Stock Exchange Agreement as an exhibit. The employment agreement is effective July 1, 2003 to and including June 30, 2006, unless terminated pursuant to the terms of the employment agreement. Prior to the Stock Exchange Agreement, there was no material relationship between the Company and Norm Wolcott, Jr.

Mr. Wolcott Jr. is subject to a non-compete agreement that is incorporated into the employment agreement dated July 1, 2003. The non-compete agreement is in effect as of the date of purchase and continues until two years after his employment ceases.

Addition of Harlan M. Schafir to the Control Group
--------------------------------------------------

Effective as of October 1, 2003, as part of the purchase price for all of the outstanding shares of PSM, the Company issued 13,100,000 shares of Common Stock to Harlan M. Schafir.

Two option agreements substantially restrict the disposition of the Company's shares held by Mr. Schafir. The first is an option agreement entered into the 1st day of October 2003 by and between Harlan M. Schafir and Carter M. Fortune and Robert J. Kingston (collectively, "Shareholders"); the second is an option agreement entered into the 1st day of October 2003 by and between Harlan M. Schafir, and the Company (Collectively, "Option Agreements"). Mr. Schafir shall have the option to put any or all of the Company's stock received by him to the Shareholders or the Company, according to the terms of these Option Agreements.

If Mr. Schafir desires to sell any or all of the Company's Common Stock held by him pursuant to the October 1, 2003 stock purchase agreement, he must simultaneously make demand upon Carter M. Fortune, Robert J. Kingston, and the
Company:

 (i) Within 10 days of demand, Carter M. Fortune and Robert J. Kingston shall comply with the terms of the Option Agreement (Fortune/Kingston/Schafir);

 (ii) If Carter M. Fortune and Robert J. Kingston fail to comply with the terms of the Option Agreement (Fortune/Kingston/Schafir) then to the extent of Carter M. Fortune's and Robert J. Kingston's non-compliance within 20 days of demand, the Company shall comply with the terms of the Option Agreement (Company/Schafir);


 (iii) If the Company fails to comply with the terms of the Option Agreement (Company/Schafir) then to the extent of the Company's non-compliance within 30 days of demand, Mr. Schafir may then execute upon the Merrill Lynch Pledged Collateral Account Control Agreement (relating to Carter M. Fortune), the Merrill Lynch Pledged Collateral Account Control Agreement (relating to Robert J. Kingston) and the Merrill Lynch Pledged Collateral Account Control Agreement (relating to the Company) on a pro-rata basis based upon the market value of the assets contained in each of the pledged collateral accounts.

The put price shall be dependent upon PSM's cumulative EBITDA during the three-year period October 1, 2003 to September 30, 2006 ("Regular Test Period"), as defined in the Option Agreements.

Mr. Schafir continues as Chairman of PSM under the terms of an employment agreement dated October 1, 2003 and incorporated into the Stock Purchase Agreement as an exhibit. The employment agreement is effective October 1, 2003 to and including September 30, 2006, unless terminated pursuant to the terms of that employment agreement. Prior to the October 1, 2003 stock purchase agreement, there was no material relationship between the Company and Mr. Schafir.

Mr. Schafir is subject to a non-compete agreement that is incorporated into the employment agreement dated October 1, 2003. The non-compete agreement is in effect as of the date of purchase and continues until after his employment ceases.


NOTE 3 - ACQUISITIONS

During 2004, the Company had the following acquisitions:

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

For tax purposes, the agreements were intended to qualify as a "reorganization" pursuant to the provisions of Section 368 of the Internal Revenue Code and specifically as a reverse-triangular merger under Code Section 368(a)(2)(E). For accounting purposes the business combination is being accounted for as a purchase under SFAS No. 141, "Business Combinations". The Merger Agreements' terms include, among other things, the exchange of all of the outstanding shares of Professional Staff Management, Inc. (125 shares); Professional Staff Management, Inc., II (500 shares); and Pro Staff, Inc. (500 shares), all held by Harlan M. Schafir, for a total of 13,100,000 shares of the the Company's common shares. The Company formed three wholly-owned subsidiaries, PSM Acquisition, Inc.; PSM Acquisition II, Inc.; and PSM Acquisition III, Inc. The Company's shares were exchanged at the following ratios: Sixty-Six Thousand, Twenty-Four (66,024) shares of The Company's common stock for each share of Professional Staff Management, Inc.; Four Thousand, Four Hundred Fifty-Four (4,454) shares of The Company's common stock for each share of Professional Staff Management, Inc. II; and, Five Thousand, Two Hundred Forty (5,240) shares of The

Company's common stock for each share of Pro Staff, Inc. The Company exchanged a total of 13,100,000 shares as follows: Eight Million, Two Hundred Fifty Three Thousand (8,253,000) shares for the shares of Professional Staff Management, Inc.; Two Million, Two Hundred Twenty Seven Thousand (2,227,000) shares for the shares of Professional Staff Management, Inc. II; and Two Million, Six Hundred Twenty Thousand (2,620,000) shares for the shares of Pro Staff, Inc.

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

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of PSM at the acquisition date (amounts in thousands):

     Cash and cash equivalents                                   $4,403
     Restricted savings account                                     246
     Certificates of deposit                                         93
     Accounts receivable, net                                       656
     Interest receivable                                              3
     Prepaid expense                                                121
     Property and equipment, net                                     20
     Other assets                                                    42
     Goodwill                                                     3,580
     Customer base                                                  700
     Non-Compete agreement                                          399
                                                             ----------
                                                                 10,263
                                                             ----------

     Current maturities of notes payable                              4
     Accounts payable                                               119
     Payroll taxes and withholdings                                 525
     Accrued worksite employee payroll cost                         240
     Health and workers' compensation reserves                    3,271
     Other accrued compensation                                     545
     Due to shareholder                                               7
     Customer deposits                                              106
     Other accrued liabilities                                      516
                                                             ----------
                                                                  5,333
                                                             ----------

                                                                 $4,930
                                                             ==========


Cash consideration                                               $1,000

Fair value of common stock consideration                          3,930
                                                             ----------

                                                                 $4,930
                                                             ==========

James H. Drew Corporation
-------------------------
On April 30, 2004, the Company acquired all of the outstanding shares of common stock, no par value, of James H. Drew Corporation and its wholly-owned subsidiary, Tennessee Guardrail, Inc. (collectively "JH Drew") pursuant to the agreement entitled "Stock Purchase Agreement " by and between Cemex, Inc., ("Seller") and Fortune Diversified Industries, Inc. ("Buyer"). The Stock Purchase Agreement's terms include, among other things, the exchange of all of the outstanding shares of James H. Drew Corporation ("JH Drew") for $13.15 million, of which $11.5 million was paid in cash at closing and the remaining $1.65 million plus $57,000 interest is due to seller on December 15, 2004. In calculating the purchase price the parties considered, among other factors:
Drew's consolidated accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, inventories, accounts payable and other current assets and current liabilities. The funds constituting the purchase price were derived from the combination of a loan from Fifth Third Bank and a loan to the Company from its Chief Executive Officer and majority shareholder Carter M. Fortune. The remaining balance owed to seller, is expected to be paid by cash from operations and is included in the Company's August 31, 2004 consolidated balance sheet under accrued expenses and other current liabilities.

The purchase price includes $434,000 of contingent stock consideration. This amount consists of 430,000 shares valued at the closing price of the Company's stock on the date of purchase at $1.01 share. The contingent stock consideration is included as a component of the purchase price in accordance with Emerging Issues Force Task 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," under arrangements not affected by employment termination. The consideration is included in permanent equity under SFAS 141 as management of the Company deems likelihood that payment of such contingent consideration is beyond a reasonable doubt.

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of JH Drew at the acquisition date(amounts in thousands):

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
                                                              ----------

                                                                 $13,584
                                                              ==========


Innovative Telecommunications Consultants, Inc.
-----------------------------------------------
On May 11, 2004 the Company acquired all of the outstanding shares of common stock of Innovative Telecommunications Consultants, Inc. ("ITC"), pursuant to a Stock Purchase Agreement dated May 11, 2004 and effective April 30, 2004. The purchase price of $501,000 includes cash paid by the Company of $400,000 and issuance of 100,000 shares of the Company's common stock valued at the closing price of the Company's stock on the date of purchase at $1.01 per share.

ITC operates in the Company's Wireless Infrastructure segment. The impact of this acquisition was not material in relation to the Company's consolidated financial statements at August 31, 2004.


During 2003, the Company had the following acquisitions:

Telecom Technology Corp.
------------------------
TTC Acquisition Company ("TTC"), an Indiana corporation and wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of Telecom Technology Corp. ("Telecom"), an Indiana corporation, and Michael W. Grothe, through an Asset Purchase Agreement effective as of September 1, 2002 ("TTC Agreement"). The Company has devoted the assets of TTC to its existing Wireless Infrastructure Segment. The assets acquired include certain of Telecom's work-in-process, software and related assets, fixed assets, equipment and machinery, computer hardware and fixtures, a complete customer list, intellectual property, sales proposals and like documents and contracts, inventory, accounts receivable, intangible assets, prepaid expenses, and cash and cash equivalents. TTC accepted and assumed $45,000 of specifically identified accounts payable and all of Sellers' rights and executory obligations under the Assumed Contracts to be performed after the Closing Date (excluding any obligations or liabilities of Sellers under any Assumed Contracts that were to have been performed, fulfilled or satisfied on or prior to the Closing Date). In addition to the assumed liabilities, the consideration given for the acquired assets was $125,952 cash and 450,000 restricted shares of the Company's common stock, of which 200,000 shares vested immediately and 250,000 shares are subject to adjustments as described in the TTC Agreement. The contingent 250,000 shares were never issued and forfeited in 2003. The remaining 200,000 shares were issued and valued as part of the purchase at $.06 per share, which was the fair market value of the shares based on the quoted market price of the Company's stock traded for a reasonable period before and after the acquisition. The stock was discounted due to historical trading volume being significantly lower than shares issued in the transaction.

In addition, the Company, through TTC and an Asset Purchase Agreement effective as of September 1, 2002 ("Hagan Agreement"), acquired the customer lists and other business assets of Pat Hagan, who is employed by TTC. The assets were acquired through Telecom. Mr. Hagan is a party to the Hagan Agreement and is subject to an Employment Agreement. Prior to the Hagan Agreement, there was no material relationship between the Company and Mr. Hagan. The consideration given for the acquired assets was $1.00 cash and 250,000 restricted shares of the Company's common stock, subject to adjustments based upon certain financial goals, as described in the Hagan Agreement. At August 31, 2004, 50,000 of the 250,000 shares vested and were valued as part of the purchase at $.06 per share, which was the fair market value of the shares based on the quoted market price of the Company's stock traded for a reasonable period before and after the acquisition. The remaining 200,000 shares were contingent upon achievement of certain financial targets of TTC from the period September 1, 2003 to August 31, 2004. These targets were not achieved by the Company and the 200,000 shares will not be issued by the Company.

These two agreements were considered together as one transaction and were accounted for using the purchase method of accounting.

The impact of this acquisition was not material in relation to the Company's consolidated financial statements at August 31, 2004 and 2003.

StarQuest Wireless
------------------
StarQuest Wireless, Inc ("StarQuest"), an Indiana corporation and wholly-owned subsidiary of TTC, acquired certain assets of StarQuest Wireless, LLC ("SWL") from Noel Kaplan and Steve Cochran, through an agreement entered into on October 31, 2002 and effective October 9, 2002 by and among StarQuest, SWL, Mr. Kaplan and Mr. Cochran ("SWI Agreement"). The purchased assets and assumed liabilities were used or useful in connection with the business of selling, installing or maintaining satellite television systems. The Company has devoted the assets to its existing Wireless Infrastructure Segment. The transaction was accounted for under the purchase method of accounting. The assets acquired included a complete list of customers current as of the Closing Date, all accounts receivable, all sales agency and similar agreements with satellite television providers (including, but not limited to, DirecTV, Echostar, Pegasus and Musicland), and the telephone numbers used in conjunction with the sellers' operations. The Company accepted and assumed all of sellers' rights and executory obligations under the assumed contracts to be performed after the Closing Date (excluding any obligations or liabilities of the sellers under any assumed contracts that were to have been performed, fulfilled or satisfied on or prior to the Closing Date). The consideration given for the acquired assets was $1.00 cash and 600,000 (300,000 shares each to Cochran and Kaplan) of restricted shares of the Company's common stock, which are subject to adjustments as described in the StarQuest Agreement. As of August 31, 2004, 200,000 shares were vested and issued per the agreement and were valued as part of the purchase at $.06 per share, which was the fair market value of the shares based on the quoted market price of the Company's stock traded for a reasonable period before and after the acquisition. The remaining shares did not vest and were never issued.

StarQuest operates in the Company's Wireless Infrastructure segment. The impact of this acquisition was not material in relation to the Company's consolidated financial statements at August 31, 2004 and 2003.

Nor-Cote International, Inc. and Subsidiaries
---------------------------------------------
Nor-Cote Acquisition Company, a wholly owned subsidiary of the Company, acquired 1,451,985.47 shares of common stock and of 747,992.51 shares of preferred stock of Nor-Cote International, Inc an Illinois corporation, and subsidiaries, constituting all of the outstanding shares of Nor-Cote International, Inc., pursuant to the terms of a Stock Purchase Agreement by and among Nor-Cote International, Inc., an Illinois corporation, and its subsidiaries; Norman G. Wolcott, Jr., individually; Norman G. Wolcott, Jr. and Norman G. Wolcott, Sr., as co-trustees of the Norman G. Wolcott, Sr. and Lucile H. Wolcott Revocable Trust of 1995 ("Wolcott Trust"); First Bankers Trust Company, as trustee under the Trust Agreement for the Nor-Cote International, Inc. Employee Stock Ownership Plan Trust ("Trustee") and the Company, effective July 1, 2003. Nor-Cote is engaged in the business of developing, producing and selling ultraviolet ink products. Nor-Cote operates in the Company's Manufacturing and Distribution segment.

The Company exchanged 12,391,244 of its own shares to Norman G. Wolcott, Jr. and the Wolcott Trust and exchanged 7,668,364 of its own shares to the Trustee. The 7,668,364 shares were transferred back to the Company and retired and applied as payment on an inside loan payable from the ESOP to Nor-Cote in the principal amount of $6,028,991.01. The debt was non recourse to the ESOP but was collateralized by 578,875.512 preferred shares that were unallocated to Nor-Cote's ESOP participants. Additionally, 2,233,571 common shares were issued to retain key employees. Of the 2,233,571 common shares issued, 2,128,571 common shares were issued according to employment agreements with officers of Nor-Cote and are contingent upon Nor-Cote obtaining certain earnings goals over the period July 1, 2003 through July 1, 2006. The contingent stock consideration is included as a component of the purchase price in accordance with Emerging Issues Force Task 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," under arrangements not affected by employment termination. As of August 31, 2004, consideration for the 2,128,571 shares were included in permanent equity under SFAS 141 as management of the Company deems likelihood that payment of such contingent consideration is beyond a reasonable doubt. During the fourth quarter of fiscal year ended August 31, 2004, management changed its estimate on 1,100,000 shares based on current trends in financial performance of Nor-Cote. As a result the 1,100,000 shares, valued at $253,000 ($.23 per share) is included in other long-term liabilities in the Company's consolidated balance sheet as management of the Company deems likelihood that payment of such contingent consideration not beyond a reasonable doubt.

In addition to the exchange described above, Norman G. Wolcott, Jr. and the Wolcott Trust received $1,800,000.00 in cash. The ESOP Trust received $893,608.00 for 169.116.998 preferred shares of Nor-Cote held by the ESOP Trust. Nor-Cote subsequently filed a Plan of Termination for its ESOP with the Internal Revenue Service and received a favorable determination letter dated June 15, 2004. The net assets of the ESOP totaling approximately $650,000 have been distributed to participants in accordance with the Plan of Termination. As of the date of this filing, the final tax return (Form 5500) has been filed with the Internal Revenue Service.

The source of funds for the transaction came from an unsecured line of credit from a stockholder of the Company and from a loan from a financial institution. The fair market value of the 22,293,179 shares of the Company's Common Stock was $5.127 million (which was based upon the quoted market price of the Company's Common Stock traded for a reasonable period before and after the acquisition. The stock price was discounted due to historical trading volume being significantly lower than shares issued in the transaction) and was also included as part of the purchase price. In addition to the assumed liabilities, the aggregate purchase price of the acquisition was $7.821 million of which $5.230 million consists of goodwill and amortizable intangible assets.

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of Nor-Cote at the acquisition date (amounts in thousands):

Cash and cash equivalents                                     $ 1,014
Investments                                                       314
Accounts receivable                                             1,561
Inventory                                                       1,068
Prepaid expenses and other current assets                         577
PP&E                                                            2,056
Intangible assets                                                 549
Goodwill                                                        4,681
Other non-current assets                                          199
                                                           -----------

                                                               12,019
                                                           -----------

Accounts payable                                                  495
Accrued expenses and other current liabilities                  1,390
Long-term debt                                                  2,313
                                                           -----------

                                                                4,198
                                                           -----------

                                                                7,821
                                                           ===========

Cash consideration                                              2,694

Fair value of common stock consideration                        5,127
                                                           -----------

                                                                7,821
                                                           ===========

Cornerstone Construction Wireless Services
------------------------------------------
Cornerstone Construction is an Indiana corporation and is a wholly owned subsidiary of the Company. Cornerstone Construction was initially established on October 24, 2001. On March 1, 2003, Cornerstone Construction and Carter M. Fortune entered into an Agreement for Purchase and Sale of Assets by which Mr. Fortune purchased substantially all of the assets and property owned by Cornerstone Construction that were used in connection with the business. The nature and amount of consideration given for the acquired assets and property was $298,240.22, which equated to the book value of Cornerstone Construction's net assets over net liabilities. No gain or loss was recorded on the transaction. On August 15, 2003, Carter M. Fortune and Cornerstone Construction entered into an Agreement for Purchase and Sale of Assets by which Cornerstone Construction purchased substantially all of the assets and properties owned by Mr. Fortune that were used in connection with the construction business. Mr. Fortune received $189,181.17 for the assets and property, which equated to the book value of Cornerstone Construction's net assets over net liabilities. No gain or loss was recorded on the transaction. The transaction was not material to the Company's consolidated financial statements at August 31, 2004 and 2003.

ACQUISITIONS SUBSEQUENT TO YEAR ENDED AUGUST 31, 2004:
------------------------------------------------------

Ink Source, Inc.
----------------
The Company's Nor-Cote subsidiary, acquired certain assets and assumed certain liabilities of Ink Source through an asset purchase agreement entered into as of September 30, 2004 by and among Ink Source, Inc. a Wisconsin corporation ("Seller"), Michael Sloan ("Shareholder") and Nor-Cote International, Inc., an Indiana corporation

("Purchaser"). The Company has devoted the assets of Ink Source, including but not limited to goodwill, backlog, customer lists, customer deposits, trade and product names, proprietary property and products, prepaid expenses, software, web page, furniture, equipment, machinery and other intellectual property, to its Nor-Cote subsidiary. Ink Source will move its operations from Wisconsin to Nor-Cote's facilities in Crawfordsville, IN. Nor-Cote accepted and assumed $239,747 of specifically identified accounts payable and bank debt. In addition to the assumed liabilities, the consideration given for the acquired assets was $200,000, which includes a non-compete agreement with Michael Sloan. Additionally, 400,000 restricted shares of the Company's common stock vest per the employment agreement with Michael Sloan in two years based upon certain sales volume within the Ink Source division, as defined in the agreement. Ink Source provides technology in Ultra Violet point of purchase (POP) inks to round out the suite of ink products provided by Nor-Cote. The impact of this acquisition was not material in relation to the Company's consolidated financial statements at August 31, 2004.

MAGTECH Services, Inc.
----------------------
In November, the Company acquired all of the assets and certain liabilities of Magtech pursuant to an Asset Purchase Agreement effective November 1, 2004. The acquired assets include all fixed assets, accounts receivable, work in process, customer lists, customer agreements, trade secrets, intellectual property, sales proposals and like documents and contracts. The Company accepted and assumed $70,954 of specifically identified accounts payable and all of Sellers' rights and executory obligations under the Assumed Contracts to be performed after the Closing Date (excluding any obligations or liabilities of Sellers under any Assumed Contracts that were to have been performed, fulfilled or satisfied on or prior to the Closing Date). In addition to the assumed liabilities, the consideration given for the acquired assets was $445,213 cash and 484,500 restricted shares of the Company's stock. Of the 484,500 shares, 84,500 shares shall be immediately vested in Seller and the remaining 400,000 shares are contingent upon certain EBIT requirements through the period November 1, 2004 to October 31, 2006, as defined in the agreement. MAGTECH operates in the Company's Wireless Infrastructure segment. The impact of this acquisition was not material in relation to the Company's consolidated financial statements at August 31, 2004.

The following unaudited pro forma data (amounts in thousands) summarize the results of operations for the periods indicated as if the TTC, Starquest, Nor-Cote, PSM, JH Drew, ITC, Ink Source, and Magtech acquisitions had been completed as of the beginning of the periods presented. Additionally, the unaudited pro forma data includes the results of operations for Cornerstone Construction for the entire 2003 year. The pro forma data gives effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future.

                                                                     Year Ended       Year Ended
                                                                     August 31,       August 31,
                                                                        2004             2003
             Net revenue                                           $      96,362    $      87,181
             Cost of revenues                                             78,372           70,030
                                                                   -------------    -------------
             Gross profit                                                 17,990           17,151
             Operating expenses                                           14,910           13,794
                                                                   -------------    -------------
             Operating income                                              3,080            3,357
             Other income (expenses)                                        (889)            (575)
                                                                   -------------    -------------
             Net Income before provision for income taxes          $       2,191    $       2,782
                                                                   =============    =============


             Basic Income Per Share:                               $        0.02    $        0.03
                                                                   =============    =============


             Diluted Income Per Share:                             $        0.02    $        0.03
                                                                   =============    =============

             Shares Outstanding:
                  Basic weighted average number of common shares
                   outstanding                                       102,470,944      102,470,944
                  Dilutive effect of conversion of options                    --               --
                                                                   -------------    -------------
             Total Shares Outstanding                                102,470,944      102,470,944
                                                                   =============    =============

NOTE 4 - ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Accounts receivable and contracts receivable include the following at August 31 (amounts in thousands):

                                                             2004        2003
                                                           --------    --------

      Amounts currently due                                $ 12,005    $  4,779
      Contracts in process

           Progress billing                                   4,560         -0-
           Retainages                                           576         -0-
                                                           --------    --------
                                                             17,141       4,779

      Less allowance for doubtful accounts                   (1,112)       (338)
      Less allowance for sales returns                         (135)       (135)
                                                           --------    --------
                                                           $ 15,894    $  4,306
                                                           ========    ========

NOTE 5 - INVENTORIES

Inventories include the following at August 31(amounts in thousands):

                                                             2004        2003
                                                           --------    --------

      Raw materials                                        $    559    $    354
      Work-in-process                                            12          22
      Finished goods                                          9,425       1,619
      Less inventory reserves                                  (250)       (139)
                                                           --------    --------
                                                           $  9,746    $  1,856
                                                           ========    ========

NOTE 6 - CONTRACTS IN PROGRESS

Information related to contracts in progress is as follows (amounts in thousands):

                                                             2004        2003
                                                           --------    --------

      Costs incurred on uncompleted
           contracts                                       $ 24,475    $      0
      Estimated earnings recognized to date
           on uncompleted contracts                           5,502           0
                                                           --------    --------
                                                             29,977           0

      Less billings on uncompleted contracts                (30,010)          0
                                                           --------    --------
                        Net                                    ($33)   $      0
                                                           ========    ========

The net amount is included in the accompanying consolidated balance sheets under the following captions (amounts in thousands):

                                                             2004        2003
                                                           --------    --------

      Costs and estimated earnings in excess
         of billings on uncompleted
         contracts                                         $  1,879    $      0
      Billings in excess of costs and
          estimated earnings on uncompleted
          contracts                                           1,912           0
                                                           --------    --------
                                                               ($33)   $      0
                                                           ========    ========

NOTE 7 - INVESTMENTS IN MARKETABLE EQUITY SECURITIES

The amortized cost and approximate fair values of available-for-sale securities held at August 31, 2004 are as follows (amounts in thousands):

                                                      2004
                                     ------------------------------------------
                                                     Net Unrealized  Estimated
                                     Amortized Cost    Gain (Loss)   Fair Value
                                     ------------------------------------------

      Equity securities                 $ 2,085         $ (126)        $ 1,959
                                        =======         ======         =======

                                                      2003
                                     ------------------------------------------
                                                     Net Unrealized  Estimated
                                     Amortized Cost    Gain (Loss)   Fair Value
                                     ------------------------------------------

      Equity securities                 $   314         $   23         $   337
                                        =======         ======         =======

The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax asset or accumulated other comprehensive income. Realized gains and losses from the sale of available-for-sale securities are summarized as follows (amounts in thousands):

                                                             2004        2003
                                                           --------    --------

      Realized Gains                                       $     36    $      0
      Realized Losses                                             0           0
                                                           --------    --------
                                                           $     36    $      0
                                                           ========    ========

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment, including capital leases, is comprised of the following at August 31(amounts in thousands):

                                                             2004        2003
                                                           --------    --------

      Land and building                                    $  1,903    $  1,821
      Machinery and equipment                                 5,181       1,620
      Research equipment                                        380         338
      Office equipment                                        2,943       2,734
      Vehicles                                                3,631         439
      Leasehold improvements                                    151         263
                                                           --------    --------
                                                             14,189       7,215
                                                           --------    --------
      Less accumulated depreciation                         (10,151)     (4,512)
                                                           --------    --------
                                                           $  4,038    $  2,703
                                                           ========    ========

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended August 31, 2004, as reclassified for the adoption of SFAS 142, are as follows (amounts in thousands):

                   PROFESSIONAL     MANUFACTURING AND                         HOLDING  SEGMENT
                 BUSINESS SOLUTIONS   DISTRIBUTION    TELECOM  ENTERTAINMENT  COMPANY  TOTALS
                  ----------------    -------------   -------  -------------  -------  -------
      Goodwill
      at August
      31, 2003        $   -0-           $ 5,957        $  82      $  -0-       $  -0-   $ 6,039

      Goodwill
      Acquired
      during year       3,580               -0-          573         -0-          -0-     4,153

      Impairment
      losses              -0-               -0-          -0-         -0-          -0-       -0-
                      -------           -------        -----      ------       ------   -------
      Goodwill
      at August
      31, 2004        $ 3,580           $ 5,957        $ 655      $  -0-       $  -0-   $10,192
                      =======           =======        =====      ======       ======   =======

The total amount of goodwill that is deductible for tax purposes is $1,276 at August 31, 2004.


The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets (amounts in thousands):

                                         AT AUGUST 31, 2004                AT AUGUST 31, 2003
                                 --------------------------------  --------------------------------
                                                         WEIGHTED                          WEIGHTED
                                  GROSS                  AVERAGE    GROSS                  AVERAGE
                                 CARRYING  ACCUMULATED    AMORT    CARRYING  ACCUMULATED    AMORT
                                  AMOUNT   AMORTIZATION   PERIOD    AMOUNT   AMORTIZATION   PERIOD
                                  ------   ------------   ------    ------   ------------   ------
      Customer Relationships      $ 1,824     $  239      10 YRS    $ 1,075     $   66      10 YRS

      Non-compete                     234        122       4 YRS        234         63       4 YRS

      Non-compete                     399         73       5 YRS         --         --          --

      Non-compete                     100         12       3 YRS         --         --          --

                                  -------     ------      ------    -------     ------      ------
      Total                       $ 2,557     $  446       7 YRS    $ 1,309     $  129       8 YRS
                                  =======     ======      ======    =======     ======      ======

Intangible asset amortization expense for the year ended August 31, 2004 was $372 which includes $55 of amortization related to loan origination fees. Intangible asset amortization expense for the year ended August 31, 2003 was $120.

Amortization expense on intangible assets currently owned by the Company for each of the next five fiscal years are approximately as follows (amounts in thousands):

           Year Ending August 31,
           ------------------------
                   2005                                      354
                   2006                                      349
                   2007                                      284
                   2008                                      284
                   2009                                      189
                   2010 and thereafter                       651
                                                         -------

                            Total                         $2,111
                                                         =======

NOTE 10 - LINES OF CREDIT AND DEBT ARRANGEMENTS

Lines of Credit:

The Company paid off Lines of Credit with a prior Bank and established a new Line of Credit of $1.3 million with a new Bank, available through July 15, 2005. Interest on the line is charged at .5% less than the credit facility's Prime Rate. Outstanding borrowings amounted to $909,000 and $953,000 at August 31, 2004 and 2003 on the new and old Lines of Credit, respectively.

The Company paid off Lines of Credit with a prior Bank and established a new Line of Credit of $1.6 million with a new Bank, available through July 15, 2005. Interest on the line is charged at .5% less than the credit facility's Prime Rate. Outstanding borrowings amounted to $1.383 million and $85,000 at August 31, 2004 and 2003 on the new and old Lines of Credit, respectively.

The Company obtained a $3.0 million line of credit facility on February 12, 2004 in order to finance inventory and operations of Commercial Solutions, Inc. The line of credit is available through February 12, 2005. Interest on the line is charged at .5% less than the credit facility's Prime Rate. Outstanding borrowings amounted to $1.621 million at August 31, 2004. Covenants under the agreement include certain limitations and require Commercial Solutions to meet certain financial covenants. At August 31, 2004 the Company was not in compliance with certain covenants, however, the bank has granted a waiver of default remedies with respect to noncompliance as of that date.

The Company obtained a $5.0 million line of credit facility available through April 30, 2005 in order to finance the acquisition of James H. Drew Corporation on April 30, 2004. Interest on the line is charged at the credit facility's Prime Rate less .5%. Outstanding borrowings amounted to $4.035 million at August 31, 2004.

The aforementioned lines of credit are secured by substantially all assets of the Company and personal guarantees of the Company's majority stockholder and a different stockholder.

The Company also has a $6.5 million long-term unsecured line of credit with a stockholder available through May 1, 2007. This line of credit replaced a previous $3.0 million line of credit with a stockholder which was payable in July 2004. Interest on the line is charged at 3% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to $6.268 million and $2.0 million at August 31, 2004 and 2003, respectively.

Total unused lines of credit amounted to approximately $1.4 million at August 31, 2004.


Long-term debt arrangements:
----------------------------

Long-term debt consisted of the following at August 31 (amounts in thousands):

                                                                      2004         2003
                                                                      ----         ----
Notes payable to financial institutions:
---------------------------------------

   $2,400 reducing term loan with monthly line reductions equal to 1/60th of the loan amount through maturity date, July 15,
   2009. Interest is variable at .5% less than the credit
   facility's Prime Rate. The loan is secured by the business assets of Kingston, with a second lien on assets pledged by
   a stockholder.                                                    $2,400       $    0

   $3,000 reducing revolver loan with monthly line reductions equal to 1/84th of the loan amount per month for the first
   59 months, with a balloon payment due at maturity July 31,
   2007. Interest is variable at 2.40% plus one-month LIBOR.
   The loan is secured by the business assets of Kingston, with
   a second lien on assets pledged by a stockholder.                    -0-        2,607



   $2,000 reducing term loan with monthly line reductions equal to 1/60th of the loan amount through maturity date, July 15,
   2009. Interest is variable at .5% less than the credit
   facility's Prime Rate. The loan is secured by the business assets of Nor-Cote, with a second lien on assets pledged by
   a stockholder.                                                     2,000          -0-

   $3,600 reducing revolver loan with monthly line reductions equal to 1/84th of the loan amount per month for the first
   59 months, with a balloon payment due at maturity June 30,
   2008. Interest is variable at 2.50% plus one-month LIBOR.
   The loan is secured by the business assets of Nor-Cote, with
   a second lien on assets pledged by a stockholder.                    -0-        3,416

   $1,950 secured term loan with monthly line reductions equal to 1/60th of the loan amount per month. Interest is variable at Prime rate less .5%. The loan is secured by the business assets of JH Drew, with guarantees by the Company's majority
   stockholder and a different stockholder.                           1,853          -0-

   $2,050 secured term loan with monthly line reductions equal to 1/36th of the loan amount per month. Interest is variable at Prime rate less .5%. The loan is secured by the business assets of JH Drew, with guarantees by the Company, the
   Company's majority stockholder and a different stockholder.        1,879          -0-

   Due in monthly installments of $1.532, including interest at ranges from 4.9% to 9.03% through October 2007.
   Secured by vehicles.                                                  23           40


Debt with majority stockholder:
-------------------------------

   Due in monthly installments of $3.637, including interest at
   4.00% through September 2008.
   Secured by vehicles.                                                 153          -0-


Capital Leases:
---------------

   Due in monthly installments of $8.916, including interest at approximately 4.00% through February 2007.
   Secured by vehicles and equipment.                                    98           17
                                                                     ------       ------

                                                                      8,406        6,080
   Less current maturities                                           (2,046)        (870)
                                                                     ------       ------
                                                                     $6,360       $5,210
                                                                     ======       ======

Principal payments due on long-term debt outstanding at August 31, 2004 are approximately as follows (amounts in thousands):

              2005                                                    2,046
              2006                                                    2,070
              2007                                                    1,819
              2008                                                    1,298
              2009                                                    1,173
              2010 & thereafter                                           0
                                                                     ------
                                                                     $8,406
                                                                     ======

NOTE 11 - STOCKHOLDERS' EQUITY

The following are the details of the Company's common stock as of August 31, 2004 and 2003:

                                     Number of Shares
                                  Authorized     Issued     Outstanding   Amount

      August 31, 2004
         Common stock, $0.01 par
          value (1)               150,000,000  102,386,444  102,386,444   $1,008
                                                                          ======

      August 31, 2003
         Common stock, $0.01 par
          value (2)               150,000,000   80,216,444   80,216,444   $  802
                                                                          ======

(1) As a part of a transaction pursuant to the terms of a Stock Purchase Agreement by and among the Company, Professional Staff Management, Inc., Staff Management, Inc. II, Pro Staff, Inc., and Harlan M. Schafir, the Company exchanged 13,100,000 shares of the Company's common stock, in part, in return for 125 shares of Professional Staff Management, Inc.; 500 shares of Professional Staff Management, Inc., II; and 500 shares of Pro Staff, Inc., constituting all the outstanding shares of seller.

(2) As a part of a transaction pursuant to the terms of a Stock Purchase Agreement by and among the Company, Nor-Cote International, Inc., and its subsidiaries; Norman G. Wolcott, Jr., individually; Norman G. Wolcott, Jr. and Norman G. Wolcott, Sr., as co-trustees of the Norman G. Wolcott, Sr. and Lucile H. Wolcott Revocable Trust of 1995 ("Wolcott Trust"); First Bankers Trust Company, as trustee under the Trust Agreement for the Nor-Cote International, Inc. Employee Stock Ownership Plan Trust ("Trustee"), effective July 1, 2003, the Company exchanged 12,391,244 of its own shares to Norm Wolcott and the Wolcott Trust and exchanged 7,668,364 of its own shares to the Trustee, in part, in return for 1,451,985.47 shares of the Company's common stock and a total of 747,992.51 shares of the Company's preferred stock. The 7,668,364 shares were subsequently cancelled per the terms of the agreement, and are excluded from common stock issued, outstanding and amount.


NOTE 12 - STOCK OPTIONS AND OTHER STOCK COMPENSATION

Transactions related to the Company's stock compensation arrangements are as follows:

                                              Weighted                Weighted
                                               Average                 Average
                                  Year Ended  Exercise   Year Ended   Exercise
                                  August 31,    Price    August 31,     Price
                                    2004      Per Share    2003       Per Share
         Options outstanding at
         Beginning of period       350,000      $0.41     350,000       $0.41
         Options exercised            -                      -
         Options issued               -                      -
         Options canceled             -                      -
                                   -------                -------
         Options outstanding at
         End of period             350,000      $0.41     350,000       $0.41
                                   =======                =======

The Company accounts for employee stock-based transactions under Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for options issued with an exercise price equal to the market value of the common stock at the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS 148, which defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Management believes that had compensation cost been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123 and SFAS No. 148, there would have been no material effect on the Company's net loss and its loss per common share for the periods ended August 31, 2004 and August 31, 2003.

The Company agreed to grant 50,000 warrants to the Company's former CEO on September 1, 2000. Each warrant is convertible into one share of common stock at an exercise price of $1.00 per share exercisable June 30, 2002 through June 30, 2008. No warrants have been exercised at August 31, 2004 and 2003.


NOTE 13 - INCOME TAXES

The reconciliation for 2004 and 2003 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income rate is as follows:

                                                             2004        2003
                                                           --------    --------
Tax at U.S. Federal statutory rate                             34.0%       34.0%
State and local taxes, net of federal benefit                   5.8         5.0
Other                                                           1.4         5.5
Change in valuation allowance                                 (73.3)      (44.5)
                                                           --------    --------
                                                              (32.1)%       0.0%
                                                           ========    ========

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows (in thousands):

                                                             2004        2003
                                                           --------    --------
Current:
   Federal                                                 $    690    $     40
   State                                                        172           6
                                                           --------    --------
                                                                862          46
                                                           --------    --------
Deferred:
   Federal                                                      (55)          6
   State                                                         (3)          2
                                                           --------    --------
                                                                804          54
                                                           --------    --------
Change in valuation allowance                                (1,257)        (54)
                                                           --------    --------
Net income tax (benefit)                                   $   (453)   $     --
                                                           ========    ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

                                                         (amounts in thousands)
                                                          August 31, August 31,
                                                              2004       2003
                                                            -------    -------
Deferred Tax Assets:
 Current:
  Allowances for doubtful accounts and inventory            $   156    $   171
  Accrued liabilities and other                                 446        294
 Noncurrent:
  Amortization of covenants                                      50         50
  Depreciation                                                  170         --
  Net operating losses and other carryforwards                2,287      2,906
                                                            -------    -------
                                                              3,109      3,421
 Valuation allowance                                         (2,095)    (3,367)
                                                            -------    -------
                                                              1,014         54
                                                            =======    =======
Deferred tax liabilities:
 Noncurrent:
  Depreciation                                                   --        (54)
                                                            -------    -------
                                                                 --        (54)
                                                            -------    -------
                                                            $ 1,014    $    --
                                                            =======    =======


SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, at August 31, 2004, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $2,095 valuation allowance at August 31, 2004 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,257. At August 31, 2004 the Company has federal net operating loss carryforwards of $4,425 which expire during the years of 2020, 2021, 2022 and 2023. The state tax operating loss carryforwards were $0. The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period. The Company's capital loss carryforward is $933 and it expires in the fiscal year ending August 31, 2007. The Company also incurred net operating losses related to European operations that can be carried forward indefinitely.


NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)(AMOUNTS IN THOUSANDS)

                                                              2004
                                                               Tax
                                                Before-Tax  (Expense) Net-of-Tax
                                                  Amount     Benefit    Amount
                                                --------------------------------

   Unrealized gain (loss) on securities          $ (139)      $  --     $ (139)

   Foreign currency adjustments                     208          --        208
                                                 ------       -----     ------

   Accumulated other comprehensive income(loss)  $   69       $  --     $   69
                                                 ======       =====     ======

                                                              2003
                                                               Tax
                                                Before-Tax  (Expense) Net-of-Tax
                                                  Amount     Benefit    Amount
                                                --------------------------------

   Unrealized gain on securities                 $   13       $  --     $   13

   Foreign currency adjustments                     (76)         --        (76)
                                                 ------       -----     ------

   Accumulated other comprehensive income(loss)  $  (63)      $  --     $  (63)
                                                 ======       =====     ======


The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax assets or accumulated other comprehensive income (loss).


Significant components of accumulated other comprehensive income (loss) are as follows (amounts in thousands):

                                                                   Accumulated
                                                    Unrealized        Other
                                       Foreign         Gains      Comprehensive
                                       Currency       (Losses)        Income
                                      Adjustments  on Securities      (Loss)
                                      -----------------------------------------

   Balance at August  31, 2003           $ (76)        $  13          $ (63)
      Period change                        208          (139)            69
                                         -----         -----          -----

   Balance at August 31, 2004              132          (126)             6
                                         =====         =====          =====

NOTE 15 - PER SHARE DATA

The following presents the computation of basic income (loss) per share and diluted income (loss) per share (amounts in thousands except per share data):

                                                       Year Ended    Year Ended
                                                       August 31,    August 31,
                                                          2004          2003

   Net Income (Loss)                                   $     2,402   $       115
   Dividends                                                    --            --
                                                       -----------   -----------
   Net Income (Loss) Available for Common
   Stockholders                                        $     2,402   $       115
                                                       ===========   ===========

   Basic Income (Loss) per Share                       $      0.02   $      0.00
                                                       ===========   ===========


         Diluted Income (Loss) per Share               $      0.02   $      0.00
                                                       ===========   ===========

         Shares Outstanding:
             Basic weighted average number of common
              shares outstanding                       102,085,444    77,390,984
             Dilutive effect of conversion of options      400,000       900,000
                                                       -----------   -----------
Total Shares Outstanding                               102,485,444    78,290,984
                                                       ===========   ===========


NOTE 16 - OPERATING LEASE COMMITMENTS

During March 2004, the Company entered into an operating lease agreement to rent one of its' office and warehouse facilities from a related-party. The agreement expires in February, 2009. The agreement provides for base rent of $20,000 plus 1% of the gross revenues of the Company's Commercial Solution's subsidiary. Following the first twelve-month period, the base rent shall be adjusted annually to fair market value. The agreement includes one renewal option, which allows the Company to extend the lease term for additional year. The building is occupied by the Holding Company and several subsidiaries including Kingston, Commercial Solutions, TTC, StarQuest, PDH, ITC, Cornerstone and Cornerstone Construction. The lease is an "Absolute Triple Net Lease" which provides for the lessee to pay most expenses related to the building including repairs and maintenance, insurance, and property taxes.

The Company is currently leasing but not occupying office space that was occupied by its TTC subsidiary. The agreement expires November 2004. In addition to base monthly rent, that agreement requires the Company to pay its proportionate share of common area maintenance expenses.

The Company's Nor-Cote subsidiary leases office and warehouse space in the UK, Singapore and Malaysia under various operating lease arrangements expiring in various years through 2015. As part of an agreement dated July 2003 entitled "Agreement for Purchase and Sale of Real Estate" between the Company's Nor-Cote subsidiary and a third party, Nor-Cote is to purchase the office building in which the US administration personnel are located. As of the date of this report, no final agreement has been reached by the parties involved; however, management expects the agreement to be completed in the first quarter of fiscal year 2005. The cost of the building is expected to be $472,500.

The Company's PSM subsidiary leases an office building in Richmond, IN from a related party. The lease is for a period of five years and expires in May 2008. The agreements provides for base rent of $2,000 per month with nominal annual increases. The agreement includes one renewal option, which allows the Company to extend the lease term for additional year. Additionally, PSM leases another office building in Carmel, IN according to a sublease agreement, which expires in August, 2005. There is no option to renew. The lease amount is $1,333 a month and is not subject to annual increases or additional expenses such as property taxes, utilities, or insurance.

On April 30, 2004, the Company's JH Drew subsidiary entered into an operating lease agreement to rent three buildings located in Indiana, Tennessee and Missouri from a related-party. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period and provides for base rent of $15,000. Following the first twelve-month period, the base rent shall be adjusted annually to fair market value. The lease is an "Absolute Triple Net Lease" which provides for the lessee to pay most expenses related to the building including repairs and maintenance, insurance, and property taxes.

Rent expense under these agreements amounted to $487,000 and $181,000 for the year ended August 31, 2004 and 2003.

The Company is also committed to vehicle and office equipment leases, which expire in various years through 2008. Lease expense under all agreements amounted to approximately $236,000 and $26,000 for the years ended August 31, 2004 and 2003, respectively. The Company's JH Drew subsidiary, which was acquired on May 1, 2004, leases equipment and vehicles under an operating lease which provides for a one year term per vehicle with an option to purchase or continue leasing on a month-to-month basis.

Future minimum commitments under these agreements are as follows at August 31, 2004 (in thousands):
                                                         Vehicles
    Year Ending August 31,         Facilities          And Equipment
    ----------------------         ----------          -------------
            2005                     $  543                 $189
            2006                        505                   73
            2007                        506                   47
            2008                        500                   18
            2009                        298                    0
            2010 & after                268                    0
                                     ------                 ----
                                     $2,620                 $327
                                     ======                 ====

NOTE 17 - RELATED PARTY TRANSACTIONS

During the year ended August 31, 2003, the Company entered into a $6,500,000 long-term unsecured line of credit with the majority stockholder. This line of credit replaced a previous $3,000,000 line of credit with the same stockholder. Borrowings amounted to $6,268,000 at August 31, 2004 and $2,000,000 at August 31, 2003, respectively. The line of credit bears interest at 3.0% plus the one-month London Interbank Offered Rate (one-month LIBOR). Interest expense booked on the line of credit was approximately $187,000 and $14,000 for the years ended August 31, 2004 and 2003 respectively.

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

The Company entered into a lease agreement with a related party on August 1, 2002 in which the Company's Kingston subsidiary leases a building for office and warehouse space. The Company recognized expense of $56,000 and $84,000 for the years ended August 31, 2004 and August 31, 2003, respectively. The lease was terminated in May 2004 and Kingston moved its office and warehouse.

The Company charged a monthly administrative fee to a related corporation as reimbursement for shared expenses. The Company recognized other income from these administrative fees of $0 and $84,000 for the years ended August 31, 2004 and August 31, 2003, respectively.

The Company's PSM subsidiary leases an office building in Richmond, IN from a related party. The lease is for a period of five years and expires in May 2008. The agreements provides for base rent of $2,000 per month with nominal annual increases. The Company recognized expense of $22,000 for the year ended August 31, 2004.

The Company makes principal and interest payments to a stockholder for the purchase of vehicles and equipment. The loans are secured by the assets. The Company recognized interest of approximately $5,000 for the year ended August 31, 2004.

During March 2004, the Company entered into an operating lease agreement for rental of a building with a related party. All of the Company's subsidiaries, excluding JH Drew, Nor-Cote and PSM moved into the new facility between the months of March 2004 through May 2004. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period. The agreement provides for base rent of $20,000 plus 1% of the gross revenues of the Company's Commercial Solution's subsidiary. Following the first twelve-month period, the base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs. The Company recognized expense of approximately $120,000 for the year ended August 31, 2004.

On April 30, 2004, the Company's JH Drew subsidiary entered into an operating lease agreement for rental of three buildings located in Indiana, Tennessee and Missouri with the same related party. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period and provides for base rent of $15,000. Following the first twelve-month period, the base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs. The Company recognized expense of approximately $60,000 for the year ended August 31, 2004.

The related party in the previous two paragraphs is considered a variable interest entity by the Company. FIN 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For variable interest entities other than special-purpose entities, the provisions of FIN 46, as amended, are applicable no later than March 31, 2004. Consolidation is not required since the variable interest entity has sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.

Following is a summary of all related party assets and (liabilities) included in the consolidated balance sheets at August 31, 2004 and August 31, 2003 (amounts in thousands):

                               August 31,        August 31,
                                  2004              2003
                                --------          --------

    Due to shareholders             (29)             (230)
    Long-term line of credit     (6,268)           (2,000)
    Installment notes payable      (153)                0
                                -------           -------
    Net assets (liabilities)    $(6,450)          $(2,230)
                                =======           =======


NOTE 18 - CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, including marketable securities, and accounts receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such amounts may be in excess of the FDIC insured limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.


NOTE 19 - COMMITMENTS AND CONTINGENCIES

As part of the merger agreements with PSM, two Option Agreements substantially restrict the Company's shares held by Mr. Schafir. The first is an Option Agreement entered into the 1st day of October 2003 by and between Harlan M. Schafir and Carter M. Fortune and Robert J. Kingston (collectively, "Shareholders"); the second is an Option Agreement entered into the 1st day of October 2003 by and between Harlan M. Schafir, and the Company (collectively, "Option Agreements"). Mr. Schafir shall have the option to put any or all of the Company's Stock received by him to the Shareholders or the Company, according to the terms of these Agreements.

Exercise of Put Options. If Schafir desires to sell any or all of the Schafir Distributed Stock, Schafir shall simultaneously make demand upon CarterM. Fortune, Robert J. Kingston, and the Company:

(i) Within ten (10) days of demand, Carter M. Fortune and Robert J. Kingston shall comply with the terms of the Option Agreement
     (Fortune/Kingston/Schafir);

(ii) If Carter M. Fortune and Robert J. Kingston fail to comply with the terms of the Option Agreement (Fortune/Kingston/Schafir) then to the extent of Carter M. Fortune's and Robert J. Kingston's non-compliance within twenty
     (20) days of demand, the Company shall comply with the terms of the Option Agreement (Company/Schafir);

(iii) If the Company fails to comply with the terms of the Option Agreement (Company/Schafir) then to the extent of the Company's non-compliance within thirty (30) days of demand, Schafir may then execute upon the Merrill Lynch Pledged Collateral Account Control Agreement (relating to Carter M. Fortune), the Merrill Lynch Pledged Collateral Account Control Agreement (relating to Robert J. Kingston) and the Merrill Lynch Pledged Collateral Account Control Agreement (relating to the Company) on a pro-rata basis based upon the market value of the assets contained in each of the pledged collateral accounts.


The put price shall be dependent upon PSM, PSM II, and ProStaff combined (collectively "PSM") cumulative EBITDA during the three-year period October l, 2003 to September 30, 2006 ("Regular Test Period").

     (A) With respect to 10,000,000 shares of the Company's Stock: a) if the PSM's combined cumulative EBITDA during the Regular Test Period is (i) greater than $3,600,000.00, the put price per share shall be $0.60; (ii) greater than $3,000,000 but less than or equal to $3,600,000, the put price per share shall be $0.50; or(iii) greater than $2,400,000 but less than or equal to $3,000,000, the put price per share shall be $0.40; and b) if the PSM's combined cumulative EBITDA during the Regular Test Period is less than or equal to $2,400,000, Schafir shall not have any put rights.

     (B) With respect to 2,500,000 shares of the Company's Stock, if PSM's combined cumulative EBITDA during the Regular Test Period is (i) greater than $3,600,000, the put price per share shall be $0.60, and (ii) greater than $0.00 but less than or equal to $3,600,000, the put price per share shall be $0.50.

     (C) With respect to 600,000 shares of the Company's Stock: a) if PSM's combined cumulative EBITDA during the Regular Test Period is (i) greater than $3,000,000, the put price per share shall be $1.00; (ii) greater than $2,000,000 but less than or equal to $3,000,000, the put price per share shall be $0.75; and (iii) greater than $1,000,000 but less than or equal to $2,000,000, the put price per share shall be $0.50; and b) if PSM's combined cumulative EDITDA during the Regular Test Period is less than or equal to $1,000,000, Schafir shall not have any put rights.

     (D) If there is a Triggering Event (as hereinafter defined) prior to the completion of the Regular Test Period, the Shareholders shall give Schafir prompt written notice thereof and, Schafir may exercise the put options for the 13,100,000 shares of Company's stock based upon a shorter test period pursuant to the terms of this paragraph. The put price shall be dependent upon PSM's combined cumulative EBITDA during the period beginning on October 1, 2003 and ending on the last day of the month preceding the month in which the Triggering Event occurs ("Short Test Period"). The income thresholds described in the three
(3) previous paragraphs relating to the Regular Test Period shall be reduced proportionately based upon the number of months contained in the Short Test Period versus the number of months contained in the Regular Test Period (36 months).

NOTE 20 - SIGNIFICANT ESTIMATES

Significant estimates have been made by management with respect to the realizability of the Company's deferred tax assets. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term. The net change in the valuation allowance for deferred income tax assets was $625,000 and $0 at August 31, 2004 and 2003, respectively. The valuation allowance relates primarily to net operating loss carryforwards, tax credit carryforwards, and net deductible temporary differences. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company's earnings history and the Company's near-term earnings expectations. Although realization is not assured, managements believes it is more likely than not that all of the net deferred income tax assets will be realized.

In addition, in the Business Solution Segment, PSM establishes reserves for workers compensation and health insurance claims by estimating unpaid losses and loss expenses with respect to claims occurring on or before the balance sheet date. Such estimates include provisions for reported claims and provisions for incurred-but-not-reported claims. The estimates of unpaid losses are established and continually reviewed by PSM using a variety of statistical and analytical techniques. Reserve estimates reflect past claims experience, currently known factors and trends and estimates of future claim trends. Irrespective of the techniques used, estimation error is inherent in the process of establishing unpaid loss reserves as of any given date. Uncertainties in projecting ultimate claim amounts are enhanced by the time lag between when a claim actually occurs and when it becomes reported and settled. These policies contain aggregate limits of indemnification, so the risks of additional claims under the contracts are limited. PSM attempts to be reasonably conservative in establishing claim reserves. However, for the reasons previously discussed, the amounts of the reserves established as of a given balance sheet date and the subsequent actual losses and loss expenses paid will likely differ, perhaps by a material amount. There is no guaranty that the recorded reserves will prove to be adequate. Changes in unpaid loss estimates arising from the review process are charged or credited, as applicable, to earnings in the period of the change.

In addition, the Company is involved in less significant legal proceedings. The Company believes it has adequate legal defenses with respect to each of the suits and intends to vigorously defend against these actions. However, it is reasonably possible that these cases could result in outcomes unfavorable to the Company. While the Company currently believes that the amounts of the ultimate potential loss would not be material to the Company's financial position, the outcome of litigation is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material effect on the financial position or reported results of operations in a particular quarter.


NOTE 21 - RETIREMENT PLAN

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

The following summarizes the Company's contributions for the years ended August 31, 2004 and 2003 (amounts in thousands):

                                              2004        2003
                                              ----        ----

    Profit-sharing contributions                $0          $0
    401(k) contribution                         24           0
                                             -----       -----
                                                24           0
                                             =====       =====

Leased employees are not included in these amounts as these retirement plan costs are billed through the Company's customers.

NOTE 22 - SELF FUNDED HEALTH INSURANCE

The Company's Nor-Cote subsidiary has elected to act as a self-insurer for certain costs related to employee health and accident benefit programs. Costs resulting from non-insured losses are estimated and charged to income when incurred. The Company has purchased insurance which limits its annual exposure for individual claims to $30,000 and which limits its aggregate annual exposure to approximately $290,000.

The Company's PSM subsidiary has elected to enter into a partially self-funded arrangement related to worksite employees' health and accident benefit programs. Under the insurance policy, PSM's self-funded liability is limited to $175,000 per employee, with an aggregate liability limit of $11,153,000. The liability limits are adjusted monthly, based on the number of participants.


NOTE 23 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company's Nor-Cote subsidiary maintained an Employee Stock Ownership Plan
(ESOP). On July 3, 2003, the ESOP sold its entire investment which included both allocated and unallocated preferred stock to the Company. Nor-Cote subsequently filed a Plan of Termination for its ESOP with the Internal Revenue Service and received a favorable determination letter dated June 15, 2004. The net assets of the ESOP totaling approximately $650,000 have been distributed to participants in accordance with the Plan of Termination. The final return report has been recently filed with the Internal Revenue Service.

NOTE 24 - SEGMENT INFORMATION

The operations of the Company are organized around the following segments:

o          Professional Business Solutions
o          Manufacturing and Distribution
o          Wireless Infrastructure Segment
o          Entertainment
o          Holding Company

NOTE 24 - SEGMENT INFORMATION (CONTINUED) (AMOUNTS IN THOUSANDS)

                                               Professional   Manufacturing
                                                 Business         and          Wireless                      Holding       Segment
                                                Solutions     Distribution  Infrastructure  Entertainment    Company       Totals
Year Ended August 31, 2004
Net revenues                                     $ 17,958       $ 23,394       $ 25,530        $     --      $     --      $ 66,882
Cost of revenues                                   13,854         16,374         21,030              --            --        51,258
                                                 --------       --------       --------        --------      --------      --------
Gross profit                                        4,104          7,020          4,500              --            --        15,624
Operating expenses
  Selling, general and administrative
    expenses                                        1,937          5,882          2,861               5         1,227      $ 11,912
  Depreciation and amortization                       157            634            341              --            32         1,164
                                                 --------       --------       --------        --------      --------      --------
    Total operating expense                         2,094          6,516          3,202               5         1,259        13,076
                                                 --------       --------       --------        --------      --------      --------

Segment operating income (loss)                  $  2,010       $    504       $  1,298        $     (5)     $ (1,259)     $  2,548
                                                 ========       ========       ========        ========      ========      ========

As of August 31, 2004
Cash                                             $  2,767       $    633       $     50        $      1      $      7      $  3,458
Restricted savings account                            210             --             --              --            --           210
Certificates of deposit                                69             --             --              --            --            69
Available for sale investments                      1,959             --             --              --            --         1,959
Accounts receivable                                   844          3,601         11,442              --             7        15,894
Costs and estimated earnings in excess of
  billing of billing on uncompleted contracts          --             --          1,879              --            --         1,879
Inventory, net                                         11          3,253          6,482              --            --         9,746
Other current assets                                  227            198            358              --            32           815
Deferred tax asset                                    563             --            451              --            --         1,014
Loan origination fees, net                             --             21             --              --            14            35
Property and equipment, net                            37          2,121          1,649              --           231         4,038
Goodwill                                            3,580          5,957            655              --            --        10,192
Other intangible assets, net                          962          1,012            137              --            --         2,111
Other long term assets                                 43             73             19              --            14           149
                                                 --------       --------       --------        --------      --------      --------

Total Segment Assets                             $ 11,272       $ 16,869       $ 23,122        $      1      $    305      $ 51,569
                                                 ========       ========       ========        ========      ========      ========

Year Ended August 31, 2003
Net revenues                                     $     --       $ 11,000       $  4,470        $     --      $     --      $ 15,470
Cost of revenues                                       --          7,995          3,183              --            --        11,178
                                                 --------       --------       --------        --------      --------      --------
Gross profit                                           --          3,005          1,287              --            --         4,292
Operating expenses
  Selling, general and administrative
    expenses                                           --          1,877          1,353             (34)          555         3,751
  Depreciation and amortization                        --            268             66              --             8           342
                                                 --------       --------       --------        --------      --------      --------
    Total operating expense                            --          2,145          1,419             (34)          563         4,093
                                                 --------       --------       --------        --------      --------      --------

Segment operating income (loss)                  $     --       $    860       $   (132)       $     34      $   (563)     $    199
                                                 ========       ========       ========        ========      ========      ========

As of August 31, 2003
Cash                                             $     --       $    792       $     59        $      1      $     33      $    885
Available for sale investments                         --            337             --              --            --           337
Accounts receivable                                    --          2,836          1,463              --             7         4,306
Inventory, net                                         --          1,745            111              --            --         1,856
Other current assets                                   --            543             58              --            62           663
Property, plant & equipment, net                       --          2,350            326              --            27         2,703
Loan origination fees, net                             --             50             --              --            --            50
Goodwill                                               --          5,957             82              --            --         6,039
Other intangible assets, net                           --          1,180             --              --            --         1,180
Other long-term assets                                 --             14             --              --            --            14
                                                 --------       --------       --------        --------      --------      --------

Total Segment Assets                             $     --       $ 15,804       $  2,099        $      1      $    129      $ 18,033
                                                 ========       ========       ========        ========      ========      ========

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      FORTUNE DIVERSIFIED INDUSTRIES, INC.



Date:  November 29, 2004              By: /s/ Carter M. Fortune
                                          -----------------------
                                          Carter M. Fortune,
                                          Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date:  November 29, 2004              /s/ Carter M. Fortune
                                      ------------------------------------------
                                      Carter M. Fortune, Chief Executive Officer
                                      and Chairman of the Board


Date:  November 29, 2004              /s/ Amy E. Gallo
                                      ------------------------------------------
                                      Amy E. Gallo, Principal Financial Officer


Date:  November 29, 2004              /s/ Robert J. Kingston
                                      ------------------------------------------
                                      Robert J. Kingston, President of Kingston
                                      Sales Corp. and Director


Date:  November 29, 2004              /s/ David A. Berry
                                      ------------------------------------------
                                      David A. Berry, Director