Form 10QSB
period 2004-11-30
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2005-01-14
CIK 851249

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended November 30, 2004

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On January 14, 2005, there were 103,270,944 shares of the Company's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                                ---    ---

                      FORTUNE DIVERSIFIED INDUSTRIES, INC.
                                   FORM 10-QSB
                For The Quarterly Period Ended November 30, 2004

                                      INDEX

                                                                                       Page(s)
PART  I.    Financial Information

   ITEM 1.  Financial Statements

                Consolidated Balance Sheets as of November 30, 2004
                (unaudited) and August 31, 2004                                             1

                Consolidated Statements of Operations for the Three Month
                Periods Ended November 30, 2004 and 2003 (unaudited)                        2

                Consolidated Statements of Stockholders' Equity for the
                Three Month Periods Ended November 30, 2004 and 2003 (unaudited)            3

                Consolidated Statements of Cash Flows for the Three Month
                Periods Ended November 30, 2004 and 2003 (unaudited)                        4

                Notes to Consolidated Financial Statements                                  5

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                            19

   ITEM 3.  Controls and Procedures                                                        26

PART II.    Other Information

   ITEM 1.  Legal Proceedings                                                              27

   ITEM 2.  Changes in Securities and Use of Proceeds                                      27

   ITEM 3.  Defaults upon Senior Securities                                                27

   ITEM 4.  Submission of Matters to a Vote of Security Holders                            27

   ITEM 5.  Other Information                                                              27

   ITEM 6.  Exhibits and Reports on Form 8-K                                               28

            Signatures                                                                     29

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                        ASSETS

                                                               Unaudited       Audited
                                                              November 30,    August 31,
                                                                  2004           2004
CURRENT ASSETS
    Cash and equivalents                                        $  4,483      $  3,458
    Restricted savings account                                       210           210
    Certificates of deposit                                           --            69
    Available for sale investments                                 2,058         1,959
    Accounts receivable, net                                      17,234        15,894
    Due from related party                                           387            --
    Costs and estimated earnings in excess of billings
       on uncompleted contracts                                    1,989         1,879
    Inventory, net                                                 9,050         9,746
    Deferred tax asset                                             1,014         1,014
    Other current assets                                             656           815
                                                                --------      --------
       Total Current Assets                                       37,081        35,044
                                                                --------      --------

OTHER ASSETS
    Property, plant & equipment, net                               4,003         4,038
    Loan origination fees, net                                        30            35
    Goodwill                                                      10,816        10,192
    Other intangible assets, net                                   2,464         2,111
    Other long term assets                                           147           149
                                                                --------      --------
       Total Other Assets                                         17,460        16,525
                                                                --------      --------

       TOTAL ASSETS                                             $ 54,541      $ 51,569
                                                                ========      ========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Lines of credit                                             $  9,492      $  7,948
    Accounts payable                                               5,092         4,670
    Due to related party                                              84            29
    Current maturities of long-term debt                           2,008         1,999
    Current maturities of long-term debt - related party              45            47
    Health and workers' compensation reserves                      3,756         3,750
    Accrued expenses                                               5,435         5,242
    Income tax liability                                             114           172
    Billings in excess of costs and estimated earnings on
       uncompleted contracts                                       1,665         1,912
    Other current liabilities                                         95           101
                                                                --------      --------
       Total Current Liabilities                                  27,786        25,870
                                                                --------      --------

LONG-TERM LIABILITIES
    Line of credit - related party                              $  6,268      $  6,268
    Long-term debt - related party, less current maturities           95           106
    Long-term debt, less current maturities                        5,765         6,254
    Other long-term liabilities                                      253           253
                                                                --------      --------
       Total Long-term Liabilities                                12,381        12,881
                                                                --------      --------

STOCKHOLDERS' EQUITY
    Common stock                                                   1,017         1,008
    Additional paid-in capital and warrants outstanding           16,583        15,893
    Accumulated deficit                                           (3,386)       (4,089)
    Accumulated other comprehensive income (loss)                    160             6
                                                                --------      --------
       Total Stockholders' Equity                                 14,374        12,818
                                                                --------      --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 54,541      $ 51,569
                                                                ========      ========

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              Three Months Ended
                                                          November 30,  November 30,
                                                              2004          2003

NET REVENUES BUSINESS SOLUTION SEGMENT (gross
       billings of $34,588,000 less worksite
       employee payroll cost of $29,924,000)                $  4,664      $  2,826
NET REVENUE WIRELESS INFRASTRUCTURE SERVICES                   2,702         1,862
NET REVENUE WIRELESS INFRASTRUCTURE PRODUCTS                  11,998            --
NET REVENUE MANUFACTURING AND DISTRIBUTION SEGMENT             5,684         5,518
                                                            --------      --------

TOTAL NET REVENUES                                            25,048        10,206

COST OF REVENUES BUSINESS SOLUTIONS SEGMENT                    3,660         2,269
COST OF REVENUES WIRELESS INFRASTRUCTURE SERVICES              1,800         1,471
COST OF REVENUES WIRELESS INFRASTRUCTURE PRODUCTS             10,604            --
COST OF REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT        4,094         3,711
                                                            --------      --------

TOTAL COST OF REVENUES                                        20,158         7,451

GROSS PROFIT                                                   4,890         2,755

OPERATING EXPENSES
    Selling, general and administrative expenses               3,553         2,202
    Depreciation and amortization                                377           215
                                                            --------      --------
       Total Operating Expenses                                3,930         2,417
                                                            --------      --------

OPERATING INCOME                                                 960           338

OTHER INCOME (EXPENSE)
    Interest expense                                            (266)          (95)
    Gain (loss) on sales of investments in marketable
     securities, net                                             (29)           29
    Exchange rate gain                                            43            --
    Other income (expense)                                        59           (38)
                                                            --------      --------
       Total Other Income (Expense)                             (193)         (104)
                                                            --------      --------

NET INCOME BEFORE PROVISION
  FOR INCOME TAXES                                               767           234

PROVISION FOR INCOME TAXES                                        64            --
                                                            --------      --------

NET INCOME                                                  $    703      $    234
                                                            ========      ========


BASIC INCOME PER SHARE                                      $   0.01      $   0.00
                                                            ========      ========


DILUTED INCOME PER SHARE                                    $   0.01      $   0.00
                                                            ========      ========

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               Additional              Accumulated
                                               Paid-in Capital  Cost of    Accumulated    Other         Total      Comprehensive
                                        Common   and Warrants   Treasury     Earnings  Comprehensive  Stockholders    Income
                                        Stock    Outstanding      Stock      (Deficit)    Income        Equity        (Loss)

BALANCE AT AUGUST 31, 2004             $ 1,008     $15,893        $ --       $(4,089)    $     6        $12,818       $ 2,536
                                       =======     =======        ====       =======     =======        =======       =======
Issuance of 884,500 shares of common
  stock for acquisitions                     9         690          --            --          --            699            --
Net income                                  --          --          --           703          --            703           703
Translation adjustments, net of tax         --          --          --            --          65             65            65
Unrealized investments gains (losses),
    net of tax                              --          --          --            --          89             89            89
Reclassification adjustment for
    realized gains (losses) included
    in net income, net of tax               --          --          --            --          --             --            --
                                       -------     -------        ----       -------     -------        -------       -------

BALANCE AT NOVEMBER 30, 2004           $ 1,017     $16,583        $ --       $(3,386)    $   160        $14,374       $ 3,393
                                       =======     =======        ====       =======     =======        =======       =======


See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                            November 30,  November 30,
                                                                               2004          2003
OPERATING ACTIVITIES
    Net Income                                                                $   703      $   234
    Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
      Depreciation and amortization                                               377          215
      (Gain) loss on sale of investments                                           29          (29)
      (Increase) decrease in certain operating assets:
         Accounts receivable                                                   (1,357)        (477)
         Costs and estimated earnings in excess of billings on
           uncompleted contracts                                                 (110)          --
         Inventory                                                                828         (273)
         Other current assets                                                     160          127
         Other long term assets                                                     2           (2)
      Increase (decrease) in certain operating liabilities:
         Accounts payable                                                         278          162
         Accrued expenses and other current liabilities                           (37)        (306)
         Billings in excess of costs and estimated earnings on
           uncompleted contracts                                                 (247)          --
         Health and workers' compensation reserves                                  6          116
         Due to related party                                                      55           --
                                                                              -------      -------
           Net Cash Provided (Used) by Operating Activities                       687         (233)
                                                                              -------      -------

INVESTING ACTIVITIES
    Capital expenditures                                                         (183)        (264)
    Sales (purchases) of available for sale securities                            (39)         344
    Acquisition of productive assets and businesses, net of cash received        (465)       3,302
                                                                              -------      -------
           Net Cash Provided (Used) by Investing Activities                      (687)       3,382
                                                                              -------      -------

FINANCING ACTIVITIES
    Payments to related party                                                      --         (230)
    Net borrowings under line of credit                                         1,544          813
    Borrowings on long-term debt                                                   21          265
    Payments on long-term debt                                                   (674)        (200)
                                                                              -------      -------
           Net Cash Provided by Financing Activities                              891          648
                                                                              -------      -------

           Effect of exchange rate changes on cash                                 65          136


NET INCREASE IN CASH AND EQUIVALENTS                                              956        3,933

CASH AND EQUIVALENTS
    Beginning of Period                                                         3,527          885
                                                                              -------      -------

    End of Period                                                             $ 4,483      $ 4,818
                                                                              =======      =======


SUPPLEMENTAL DISCLOSURES
    Interest paid                                                                (205)         (95)


      Acquisitions (see Note 2)
         Cash and cash equivalents                                                 --        4,496
         Restricted savings account                                                --          246
         Accounts receivable                                                      370          659
         Inventory                                                                132           --
         Prepaid expenses and other current assets                                  1          163
         Vehicles, equipment and leasehold improvements                            63           20
         Goodwill and other intangible assets                                   1,068        4,679
         Accounts payable                                                        (144)        (119)
         Accrued expenses and other current liabilities                          (166)      (1,943)
         Health and workers' compensation reserves                                 --       (3,271)
         Notes Payable                                                           (160)          --
                                                                              -------      -------

                                                                                1,164        4,930
                                                                              -------      -------

         Common stock consideration                                              (699)      (3,930)
                                                                              -------      -------
         Cash paid                                                            $   465      $ 1,000
                                                                              =======      =======

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared by Fortune Diversified Industries, Inc. (the Company) without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The operating results for the three-month period ended November 30, 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Nature of Business: The Company is the parent company of Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"); Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); Commercial Solutions, Inc. (Commercial Solutions); James H. Drew Corp. (JH Drew); PDH, Inc. (PDH); Cornerstone Wireless Services, Inc. (Cornerstone Wireless); Magtech Services, Inc. (Magtech); Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Innovative Telecommunications Consultants, Inc. (ITC); Telecom Technology Corp. (TTC); StarQuest Wireless Services, Inc. (StarQuest); Women of Wrestling, Inc. (WOW); and Murphy Development, Ltd (Murphy).

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

Significant estimates used in preparing these consolidated financial statements include those assumed in computing profit percentages under the percentage-of-completion revenue recognition method. It is reasonably possible that the significant estimates used will change within the next year.

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

In its Wireless Infrastructure Segment, PDH, Cornerstone Wireless, Cornerstone Construction, ITC, and Magtech enter into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within six months. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached. Additionally, in the Wireless Infrastructure Segment, JH Drew, a construction company, recognizes revenue using the percentage of completion method on contracts in process. Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated costs of the contract. The estimated total cost of a contract is based upon management's best estimate of the remaining costs that will be required to complete a project. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs and estimated earnings in excess of billings on uncompleted contracts are shown as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are shown as a current liability. Anticipated losses on contracts, if any, are recognized when they become evident. TTC and StarQuest recognize revenue when product is shipped and installation is complete.

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

Cash and Equivalents: Cash and equivalents may include money market fund shares, bank time deposits and certificates of deposit, and other instruments with original maturities of three months or less.

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

Property, Equipment, and Depreciation: Property and equipment are carried at cost and includes expenditures for new additions and those, which substantially increase the useful lives of existing assets. Depreciation is computed at various rates by use of the straight-line method and certain accelerated methods. Depreciable lives are generally ranging from 3 to 30 years. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property or equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts in the year of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement asset. The provision for depreciation amounted to $281,000 at November 30, 2004.

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

The Company has elected to perform the annual impairment test of recorded goodwill as required by SFAS 142 as of August 31, the Company's fiscal year-end. The results of the most recent impairment test indicated that the fair value of each of the reporting units as of August 31, 2004, exceeded their respective carrying, or book values, including goodwill, and therefore recorded goodwill was not subject to impairment.

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

Income Taxes: The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains, are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. The Company files separate U.S., U.K., Singapore, and Malaysia income tax returns.
Research and Development Costs: Research and development costs are expensed as incurred and totaled $120,000 at November 30, 2004. Research and development expense is recorded in the Company's Nor-Cote subsidiary.

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


NOTE 2 - ACQUISITIONS

Ink Source, Inc.
----------------
The Company's Nor-Cote subsidiary acquired certain assets and assumed certain liabilities of Ink Source through an Asset Purchase Agreement entered into as of September 30, 2004 by and among Ink Source, Inc. a Wisconsin corporation ("Seller"), Michael Sloan ("Shareholder") and Nor-Cote International, Inc., an Indiana corporation ("Purchaser). Purchased assets in the agreement include at the minimum goodwill, customer lists, customer deposits, proprietary property and products, prepaid expenses, software, furniture, equipment, machinery and other intellectual property, to its Nor-Cote subsidiary. Ink Source will move its operations from Wisconsin to Nor-Cote's facilities in Crawfordsville, IN. Nor-Cote accepted and assumed $239,747 of specifically identified accounts payable and bank debt. In addition to the assumed liabilities, the consideration given for the acquired assets was $220,000, which includes a non-compete agreement with Michael Sloan. Additionally, 400,000 restricted shares of the Company's common stock vest per the employment agreement with Michael Sloan in two years based upon certain sales volume within the Ink Source division, as defined in the agreement. The purchase price includes $360,000 of contingent stock consideration. This amount consists of 400,000 shares valued at the closing price of the Company's stock on the date of purchase at $.90 share. The contingent stock consideration is included as a component of the purchase price in accordance with Emerging Issues Task Force 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," under arrangements not affected by employment termination. The consideration is included in permanent equity under SFAS 141 as management of the Company deems likelihood that payment of such contingent consideration is beyond a reasonable doubt.

Ink Source provides technology in Ultra Violet point of purchase (POP) inks to round out the suite of ink products provided by Nor-Cote.

MAGTECH Services, Inc.
----------------------
In November, the Company acquired all of the assets and certain liabilities of Magtech pursuant to an Asset Purchase Agreement effective November 1, 2004. The acquired assets include all fixed assets, accounts receivable, customer lists, customer agreements, trade secrets, intellectual property, sales proposals and like documents and contracts. The Company accepted and assumed certain specific accounts payable and all of Sellers' rights and executory obligations under the Assumed Contracts to be performed after the Closing Date (excluding any obligations or liabilities of Sellers under any Assumed Contracts that were to have been performed, fulfilled or satisfied on or prior to the Closing Date). In addition to the assumed liabilities, the consideration given for the acquired assets was $445,213 cash and 484,500 restricted shares of the Company's stock. Of the 484,500 shares, 84,500 shares shall vest immediately in Seller and the remaining 400,000 shares are contingent upon certain EBIT requirements through the period November 1, 2004 to October 31, 2006, as defined in the agreement. The 484,500 shares are valued at the closing price of the Company's stock on the date of purchase at $.70 share. The contingent stock consideration is included as a component of the purchase price in accordance with Emerging Issues Task Force 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business

Combination," under arrangements not affected by employment termination. The consideration is included in permanent equity under SFAS 141 as management of the Company deems likelihood that payment of such contingent consideration is beyond a reasonable doubt. Magtech operates in the Company's Wireless Infrastructure segment.

Ink-Source:

     Accounts receivable, net                            $       66
     Inventory, net                                             132
     Property and equipment                                      57
     Goodwill                                                   347
     Intangible assets                                          342
                                                         ----------
                                                                944
                                                         ----------

     Accounts payable                                            80
     Notes Payable                                              160
     Other accrued liabilities                                  124
                                                         ----------
                                                                364
                                                         ----------

                                                         $      580
                                                         ==========


Cash consideration                                       $      220

Fair value of common stock consideration                        360
                                                         ----------

                                                         $      580
                                                         ==========

Magtech:

     Accounts receivable, net                            $      304
     Other current assets                                       201
     Property and equipment                                       6
     Goodwill                                                   277
     Intangible assets                                          102
                                                         ----------
                                                                890
                                                         ----------

     Accounts payable                                            64
     Other accrued liabilities                                   42
                                                         ----------
                                                                106
                                                         ----------

                                                         $     784
                                                         =========


Cash consideration                                       $     445

Fair value of common stock consideration                       339
                                                         ---------

                                                         $     784
                                                         =========

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the Ink Source, Magtech, JH Drew, ITC, Commercial Solutions and PSM acquisitions had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts (dollars in thousands) do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future.



                                            Three months      Three months
                                                Ended             Ended
                                             November 30,      November 30,
                                                2004              2003
                                            -------------     -------------

Net revenue                                 $      25,155     $      28,552
Cost of revenues                                   20,355            23,575
                                            -------------     -------------

Gross profit                                        4,800             4,977
Operating expenses                                  3,893             3,729
                                            -------------     -------------

Operating income                                      907             1,248
Other income (expenses)                              (164)             (265)
                                            -------------     -------------

Net Income                                            743               983
Dividends                                              --                --
                                            -------------     -------------

Net Income Available for Common
 Stockholders                               $         743     $         983
                                            =============     =============

Basic Income Per Share:                     $         .01     $         .01
                                            =============     =============

Diluted Income Per Share:                   $         .01     $         .01
                                            =============     =============

Shares Outstanding:

Basic weighted average number of common
shares outstanding                            103,270,944       103,270,444
Dilutive effect of conversion of options               --                --
                                            -------------     -------------

         Total Shares Outstanding             103,270,944       103,270,444
                                            =============     =============


NOTE 3 - ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Accounts receivable and contracts receivable include the following(amounts in thousands):

                                                               Unaudited          Audited
                                                              November 30,       August 31,
                                                                  2004              2003
                                                               ----------        ---------
     Amounts currently due                                        $13,534          $12,005
     Contracts in process

         Progress billing                                           2,956            4,560
         Retainages                                                 2,051              576
                                                               ----------       ----------
                                                                   18,541           17,141

     Less allowance for doubtful accounts                          (1,172)          (1,112)
     Less allowance for sales returns                                (135)            (135)
                                                               ----------       ----------
                                                                  $17,234          $15,894
                                                               ==========       ==========

NOTE 4 - Costs and Billings on Uncompleted Contracts

Information related to contracts in progress is as follows:

                                                               Unaudited          Audited
                                                              November 30,       August 31,
                                                                  2004              2004
                                                               ----------        ---------
Costs incurred on uncompleted contracts                        $   28,142        $  24,475
Estimated earnings recognized to date on uncompleted
    contracts                                                       6,182            5,502
                                                               ----------       ----------
                                                                   34,324           29,977

Less billings on uncompleted contracts                            (34,000)         (30,010)
                                                               ----------       ----------

               Net                                                 $  324             ($33)
                                                               ==========       ==========

The net amount is included in the accompanying consolidated balance sheets under the following captions:

                                                               Unaudited          Audited
                                                              November 30,       August 31,
                                                                  2004              2004
                                                               ----------        ---------
Costs and estimated earnings in excess of billings on
     uncompleted contracts                                     $    1,989        $   1,879
Billings in excess of costs and estimated earnings on
     uncompleted contracts                                          1,665            1,912
                                                               ----------       ----------

                                                               $      324             ($33)
                                                               ==========       ==========

NOTE 5 - INVENTORIES

Inventories reflected on the accompanying consolidated balance sheets are summarized as follows:

                                                               Unaudited          Audited
                                                              November 30,       August 31,
                                                                  2004              2004
                                                               ----------        ---------
Raw materials                                                  $      808        $     559
Work-in-process                                                        25               12
Finished goods                                                      8,467            9,425
Less inventory reserve                                               (250)            (250)
                                                               ----------       ----------

                                                               $    9,050       $    9,746
                                                               ==========       ==========

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, including capital leases, is comprised of the following:

                                                               Unaudited          Audited
                                                              November 30,       August 31,
                                                                  2004              2004
                                                               ----------        ---------
Land and building                                              $    1,929        $   1,903
Machinery and equipment                                             5,313            5,181



                                                     12
Research equipment                                                    383              380
Office equipment                                                    3,024            2,943
Vehicles                                                            3,646            3,631
Leasehold improvements                                                162              151
                                                               ----------       ----------
                                                                   14,457           14,189

Less accumulated depreciation                                     (10,454)         (10,151)
                                                               ----------       ----------

                                                               $    4,003       $    4,038
                                                               ==========       ==========

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the quarter ended November 30, 2004, as reclassified for the adoption of SFAS 142, are as follows (amounts in thousands):

                      PROFESSIONAL      MANUFACTURING AND                                 HOLDING    SEGMENT
                    BUSINESS SOLUTIONS     DISTRIBUTION      TELECOM     ENTERTAINMENT    COMPANY    TOTALS
                    ------------------     ------------      -------     -------------    -------    ------
     Goodwill
     at August
     31, 2004           $ 3,580              $ 5,957         $   655     $    -0-          $  -0-    $ 10,192

     Goodwill
     Acquired
     during quarter         -0-                  347             277          -0-             -0-         624

     Impairment
     losses                 -0-                  -0-             -0-          -0-             -0-         -0-
                        -------              -------         -------     --------          ------    --------
     Goodwill
     at November
     30, 2004           $ 3,580              $ 6,304         $   932     $    -0-          $  -0-    $ 10,816
                        =======              =======         =======     ========          ======    ========

The total amount of goodwill that is deductible for tax purposes is $1,900 at November 30, 2004.

The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets (amounts in thousands):

                                                AT NOVEMBER 30, 2004                          AT AUGUST 31, 2004
                                      --------------------------------------       ---------------------------------------
                                                                    WEIGHTED                                      WEIGHTED
                                          GROSS                      AVERAGE          GROSS                        AVERAGE
                                        CARRYING     ACCUMULATED     AMORT          CARRYING      ACCUMULATED      AMORT
                                         AMOUNT     AMORTIZATION     PERIOD          AMOUNT      AMORTIZATION      PERIOD
                                         ------     ------------     ------          ------      ------------      ------
     Customer Relationships              $ 2,068     $      285      10 YRS          $ 1,824      $     239        10 YRS

     Non-compete                             234            137       4 YRS              234            122        4 YRS

     Non-compete                             399             93       5 YRS              399             73        5 YRS

     Non-compete                             100             19       3 YRS              100             11        3 YRS

     Non-compete                             200              3      10 YRS              -0-            -0-        0 YRS

                                      ----------     ----------      ------       ----------     ----------       ------
     Total                             $   3,001      $     537       8 YRS        $   2,557      $     446        7 YRS
                                      ==========     ==========      ======       ==========     ==========       ======

Intangible asset amortization expense for the quarter ended November 30, 2004 was $96,000 which includes $5,000 of amortization related to loan origination fees.

Amortization expense on intangible assets currently owned by the Company for each of the next five fiscal years are approximately as follows (amounts in thousands):

         Year Ending August 31,
         ------------------------
                2005                                394
                2006                                389
                2007                                324
                2008                                324
                2009                                229
                2010 and thereafter                 804
                                               --------

                Total                          $  2,464
                                               ========


NOTE 8 - LINES OF CREDIT AND DEBT ARRANGEMENTS

Lines of Credit:

The Company has a $1.3 million line of credit available through July 15, 2005. Interest on the line is charged at .5% less than the credit facility's Prime Rate. Outstanding borrowings amounted to $1.3 million at November 30, 2004 and $909,000 at August 31, 2004.

The Company has a $1.6 million line of credit available through July 15, 2005. Interest on the line is charged at .5% less than the credit facility's Prime Rate. Outstanding borrowings amounted to $1.431 million at November 30, 2004 and $1.383 million at August 31, 2004.

The Company has a $3.0 million line of credit available through February 12, 2005. Interest on the line is charged at .5% less than the credit facility's Prime Rate. Outstanding borrowings amounted to $2.815 million at November 30, 2004 and $1.621 million at August 31, 2004. Covenants under the agreement include certain limitations and require Commercial Solutions to meet certain financial covenants. At November 30, 2004 and August 31, 2004 the Company was not in compliance with certain covenants, however, the bank has granted a waiver of default remedies with respect to noncompliance as of those dates.

The Company has a $5.0 million line of credit available through April 30, 2005. Interest on the line is charged at the credit facility's Prime Rate less .5%. Outstanding borrowings amounted to $3.946 million at November 30, 2004 and $4.035 August 31, 2004.

The aforementioned lines of credit are secured by substantially all assets of the Company and personal guarantees of the Company's majority stockholder and a different stockholder.

The Company also has a $6.5 million long-term unsecured line of credit with a stockholder available through May 1, 2007. Interest on the line is charged at 3% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to $6.268 million at November 30, 2004 and August 31, 2004.

Total unused lines of credit amounted to approximately $1.640 million at November 30, 2004.


Long-term debt arrangements:
----------------------------

         Long-term debt consisted of the following at November 30 (amounts in thousands):

                                                               Unaudited            Audited
                                                              November 30,         August 31,
                                                                 2004                2004
                                                              ----------           ---------
Notes payable to financial institutions:
----------------------------------------
$2,400 reducing term loan with monthly line
reductions equal to 1/60th of the loan amount through
maturity date, July 15, 2009. Interest is variable at
..5% less than the credit facility's Prime Rate. The
loan is secured by the business assets of Kingston,
with a second lien on assets pledged by a
stockholder.                                                    $2,280              $2,400


$2,000 reducing term loan with monthly line reductions equal to 1/60th of the loan amount through maturity date, July 15, 2009. Interest is variable at .5% less

                                       14


than the credit facility's Prime Rate. The loan is secured by the business assets of Nor-Cote, with a second lien on assets
pledged by a stockholder.                                        1,900               2,000

$1,950 secured term loan with monthly line reductions equal to
1/60th of the loan amount per month. Interest is variable at
Prime rate less .5%. The loan is secured by the business
assets of JH Drew, with guarantees by the Company's majority
stockholder and a different stockholder.                         1,755               1,853

$2,050 secured term loan with monthly line reductions equal to
1/36th of the loan amount per month. Interest is variable at
Prime rate less .5%. The loan is secured by the business
assets of JH Drew, with guarantees by the Company, the
Company's majority stockholder and a different stockholder.      1,708               1,879

Due in monthly installments of $2.539, including interest at ranges from 4.9% to 9.03% through October 2007.
Secured by vehicles.                                                39                  23


Debt with majority stockholder:
-------------------------------

Due in monthly installments of $3.637, including interest at
4.00% through September 2008.
Secured by vehicles.                                               140                 153

Capital Leases:
---------------

Due in monthly installments of $8.916, including interest at
4.00% through February 2007. Secured by vehicles and
equipment.                                                          91                  98
                                                                ------              ------
                                                                 7,913               8,406
     Less current maturities                                    (2,053)             (2,046)
                                                                ------              ------
                                                                $5,860              $6,360
                                                                ======              ======

Principal payments due on long-term debt outstanding at August 31, 2004 are approximately as follows (amounts in thousands):


          2005                                                   2,052
          2006                                                   2,037
          2007                                                   1,675
          2008                                                   1,289
          2009                                                     860
          2010 & thereafter                                          0
                                                                ------
                                                                $7,913
                                                                ======

NOTE 9 - STOCKHOLDERS' EQUITY

The following are the details of the Company's common stock as of November 30, 2004 and August 31, 2004:

                                               Number of Shares
                                 ----------------------------------------------
                                 Authorized     Issued     Outstanding   Amount
                                 ----------     ------     -----------   ------
November 30, 2004 (Unaudited)
Common stock, $0.01 par value    150,000,000  103,270,944  103,270,944  $ 1,017
                                                                        =======
August 31, 2004 (Audited)
Common stock, $0.01 par value    150,000,000  102,386,444  102,386,444  $ 1,008
                                                                        =======

NOTE 10 - INCOME TAXES

The reconciliation for 2004 and 2003 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income rate is as follows:

                                                           Unaudited           Audited
                                                          November 30,        August 31,
                                                             2004                2004
                                                           --------            --------
Tax at U.S. Federal statutory rate                             34.0%               34.0%
State and local taxes, net of federal benefit                   8.0                 5.8
Other                                                           1.0                 1.4
Change in valuation allowance                                 (35.0)              (73.3)
                                                           --------            --------
                                                                8.0%              (32.1)%
                                                           ========            ========

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows (in thousands):

                                                           Unaudited           Audited
                                                          November 30,        August 31,
                                                             2004                2004
                                                           --------            --------
Current:
   Federal                                                 $    140            $    690
   State                                                         33                 172
                                                           --------            --------
                                                                173                 862
                                                           --------            --------
Deferred:
   Federal                                                      129                 (55)
   State                                                         31                  (3)
                                                           --------            --------
                                                                160                 804
                                                           --------            --------
Change in valuation allowance                                  (269)             (1,257)
                                                           --------            --------
Net income tax (benefit)                                   $     64            $   (453)
                                                           ========            ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

                                                             (amounts in thousands)
                                                           Unaudited           Audited
                                                          November 30,        August 31,
                                                             2004                2004
                                                           --------            --------
Deferred Tax Assets:
 Current:
  Allowances for doubtful accounts and inventory           $    168            $    156
  Accrued liabilities and other                                 358                 446
 Noncurrent:
  Amortization of covenants                                      50                  50
  Depreciation                                                   95                 170
  Net operating losses and other carryforwards                2,169               2,287
                                                           --------            --------
                                                              2,840               3,109
 Valuation allowance                                         (1,826)             (2,095)
                                                           --------            --------
                                                              1,014               1,014
                                                           ========            ========
Deferred tax liabilities:
 Noncurrent:
  Depreciation                                                   --                  --
                                                           --------            --------
                                                                 --                  --
                                                           --------            --------
                                                           $  1,014            $  1,014
                                                           ========            ========

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, at November 30, 2004, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $1,826 valuation allowance at November 30 2004 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $269. At November 30, 2004 the Company has federal net operating loss carryforwards of $4,014 which expire during the years of 2020, 2021, 2022 and 2023. The state tax operating loss carryforwards were $0. The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period. The Company's capital loss carryforward is $933 and it expires in the fiscal year ending August 31, 2007. The Company also incurred net operating losses related to European operations that can be carried forward indefinitely.

NOTE 11 - PER SHARE DATA

     The following presents the computation of basic income per share and diluted income per share:

                                                           Unaudited           Unaudited
                                                          Three Months       Three Months
                                                             Ended              Ended
                                                          November 30,       November 30,
                                                              2004               2003
                                                          ------------       ------------
Net Income                                                $        703       $        234
Dividends                                                           --                 --
                                                          ------------       ------------

Net Income Available for Common
     Stockholders                                         $        703       $        234
                                                          ============       ============


Basic Income Per Share:                                   $       0.01       $       0.00

Diluted Income Per Share:                                 $       0.01       $       0.00


Shares Outstanding:
     Basic weighted average number of common shares
       outstanding                                         102,643,444         89,070,000
     Dilutive effect of conversion of options                  400,000            400,000
                                                          ------------       ------------

         Total Shares Outstanding                          103,043,444         89,470,000
                                                          ============       ============

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company leases office and warehouse space from a related party entity. All of the Company's subsidiaries, excluding JH Drew, Nor-Cote and PSM are located in the facility. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period. The agreement provides for base rent of $20,000 plus 1% of the gross revenues of the Company's Commercial Solution's subsidiary. Following the first twelve-month period, the base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs. The Company recognized rent expense of approximately $98,000 for the quarter ended November 30, 2004.

The Company's JH Drew subsidiary leases three buildings located in Indiana, Tennessee and Missouri with the same related party. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period and provides for base rent of $15,000. Following the first twelve-month period, the base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs. The Company recognized expense of approximately $45,000 for the quarter ended November 30, 2004.

The related party in the previous paragraphs is considered a variable interest entity by the Company. FIN 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For variable interest entities other than special-purpose entities, the provisions of FIN 46, as amended, are applicable no later than March 31, 2004. Consolidation is not required since the variable interest entity has sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.

Following is a summary of all related party assets and (liabilities) included in the consolidated balance sheets at November 30, 2004 and August 31, 2004 (amounts in thousands):

                               November 30,       August 31,
                                  2004              2004

    Due from related party          387               --
    Due to shareholders             (84)             (29)
    Long-term line of credit     (6,268)          (6,268)
    Installment notes payable      (134)            (153)
                                -------          --------
    Net assets (liabilities)    $(6,099)         $(6,450)
                                =======          ========


NOTE 13 - SEGMENT INFORMATION

                                                   Professional  Manufacturing
                                                      Business       and          Wireless      Holding       Segment
                                                     Solutions   Distribution  Infrastructure   Company       Totals
Three Months Ended November 30, 2004
Net revenues                                          $  4,664     $  5,684      $ 14,700      $     --      $ 25,048
Cost of revenues                                         3,660        4,094        12,404            --        20,158
                                                      --------     --------      --------      --------      --------
Gross profit                                             1,004        1,590         2,296            --         4,890
Operating expenses
  Selling, general and administrative expenses             621        1,654           939           339      $  3,553
  Depreciation and amortization                             40          137           182            18           377
                                                      --------     --------      --------      --------      --------
    Total operating expense                                661        1,791         1,121           357         3,930
                                                      --------     --------      --------      --------      --------

Segment operating income (loss)                       $    343     $   (201)     $  1,175      $   (357)     $    960
                                                      ========     ========      ========      ========      ========

As of November 30, 2004
Cash                                                  $  3,011     $    930      $    234      $    308      $  4,483
Restricted savings account                                 210           --            --            --           210
Available for sale investments                           2,058           --            --            --         2,058
Accounts receivable                                        787        3,623        12,820             4        17,234
Due from related party                                      --          387            --            --           387
Costs and estimated earnings in excess of billing
  of billing on uncompleted contracts                       --           --         1,989            --         1,989
Inventory, net                                               8        3,982         5,060            --         9,050
Other current assets                                       111          145           406            (6)          656
Deferred tax asset                                         563           --           451            --         1,014
Loan origination fees, net                                  --           19            --            11            30
Property and equipment, net                                 34        2,158         1,551           260         4,003
Goodwill                                                 3,580        6,304           932            --        10,816
Other intangible assets, net                               924        1,310           230            --         2,464
Other long term assets                                      43           71            19            14           147
                                                      --------     --------      --------      --------      --------

Total Segment Assets                                  $ 11,329     $ 18,929      $ 23,692      $    591      $ 54,541
                                                      ========     ========      ========      ========      ========


Three Months Ended November 30, 2003
Net revenues                                          $  2,826     $  5,518      $  1,862      $     --      $ 10,206
Cost of revenues                                         2,269        3,711         1,471            --         7,451
                                                      --------     --------      --------      --------      --------
Gross profit                                               557        1,807           391            --         2,755
Operating expenses
  Selling, general and administrative expenses             311        1,302           392           197         2,202
  Depreciation and amortization                             33          148            31             3           215
                                                      --------     --------      --------      --------      --------
    Total operating expense                                344        1,450           423           200         2,417
                                                      --------     --------      --------      --------      --------

Segment operating income (loss)                       $    213     $    357      $    (32)     $   (200)     $    338
                                                      ========     ========      ========      ========      ========

As of August 31, 2004
Cash                                                  $  2,767     $    633      $     50      $      8      $  3,458
Restricted savings account                                 210           --            --            --           210
Certificates of deposit                                     69           --            --            --            69
Available for sale investments                           1,959           --            --            --         1,959
Accounts receivable                                        844        3,601        11,442             7        15,894
Costs and estimated earnings in excess of billing
  of billing on uncompleted contracts                       --           --         1,879            --         1,879
Inventory, net                                              11        3,253         6,482            --         9,746
Other current assets                                       227          198           358            32           815
Deferred tax asset                                         563           --           451            --         1,014
Loan origination fees, net                                  --           21            --            14            35
Property and equipment, net                                 37        2,121         1,649           231         4,038
Goodwill                                                 3,580        5,957           655            --        10,192
Other intangible assets, net                               962        1,012           137            --         2,111
Other long term assets                                      43           73            19            14           149
                                                      --------     --------      --------      --------      --------

Total Segment Assets                                  $ 11,272     $ 16,869      $ 23,122      $    306      $ 51,569
                                                      ========     ========      ========      ========      ========

Item 2. Management's Discussion And Analysis.

Fortune Diversified Industries, Inc. (formerly known as WOW Entertainment, Inc. and prior to that American Gaming & Entertainment, Ltd.), is a Delaware corporation incorporated in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and such subsidiaries unless the context otherwise requires. The Company is the parent company of Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"); Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); Commercial Solutions, Inc. (Commercial Solutions); James H. Drew Corp. (JH Drew); PDH, Inc.
(PDH); Cornerstone Wireless Services, Inc. (Cornerstone Wireless); Magtech Services, Inc. (Magtech); Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Innovative Telecommunications Consultants, Inc.
(ITC); Telecom Technology Corp. (TTC); StarQuest Wireless Services, Inc. (StarQuest); Women of Wrestling, Inc. (WOW); and Murphy Development, Ltd (Murphy).

The Company's current operating focus is achieved through its Manufacturing and Distribution Segment (Kingston, Commercial Solutions, and Nor-Cote); its Wireless Infrastructure Segment (PDH, Cornerstone Wireless, Cornerstone Construction, Magtech, TTC, StarQuest, JH Drew, and ITC) and its Professional Business Solutions Segment (PSM).

Manufacturing and Distribution Segment
--------------------------------------
The Company's Manufacturing and Distribution Segment is conducted through its Kingston, Commercial Solutions, and Nor-Cote subsidiaries. Kingston is a manufacturer's representative and distributor for prominent national companies in the electronic, sound, security, and video markets. Kingston offers the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems.

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

Nor-Cote is a manufacturer of UV curable screen printing inks. Nor-Cote inks are printed on many types of plastic, metals and other substrates that are compatible with the UV curing process. Typical applications are plastic sheets, cell phones, bottles & containers, CD and DVD disks, rotary-screen printed labels, and membrane switch overlays for which Nor-Cote provides conductive ink. Nor-Cote has operating facilities in the United States, United Kingdom, Singapore, and Malaysia, with worldwide distributors located in Africa, Australia, Canada, China, Colombia, Hong Kong, India, Italy, Japan, Korea, New Zealand, Poland, Taiwan, Thailand, Latin America and the United States. Nor-Cote entered into an exclusive patent license agreement in August 2003 with a manufacturer in the United States to expand its product line for uses in new applications. The acquisition of Ink Source on September 30, 2004 provides Nor-Cote with a new entry into the retail "Point of Purchase" (POP) ink/signage and decal market.


Wireless Infrastructure Segment
-------------------------------

The Company's Wireless Infrastructure Segment is conducted through its JH Drew, PDH, Cornerstone Wireless, Magtech, Cornerstone Construction, ITC, TTC and StarQuest subsidiaries. JH Drew is a specialty contractor in the field of infrastructure, including fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel. JH Drew has been operating over fifty years serving contractors and state departments of transportation, and has established relationships in the industry, earning a well-respected reputation for reliability and quality.

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

Cornerstone Wireless and Magtech specialize in providing engineering and architectural services for the telecommunications and the traditional real estate development industries. The telecommunications industry includes cellular, personal communication services (PCS), specialized mobile radio (SMR), enhanced specialized mobile radio (ESMR), microwave systems, fixed wireless, broadband and fiber optics technologies for carriers, tower consolidators and utilities.

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

RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2004 AND NOVEMBER 30, 2003
---------------------------------------

Manufacturing and Distribution
------------------------------

Revenues

Revenues for the quarter ended November 30, 2004 were $5.684 million compared to $5.518 million for the quarter ended November 30, 2003, an increase of $116,000 or 2%. The increase in revenues was partially the result of the Company starting Commercial Solutions, which began sales activity starting in February 2004. Commercial Solutions reported revenues during the quarter ended November 30, 2004 of $1.507 million (which includes intercompany sales to Kingston of approximately $346,000). Additionally, Kingston reported revenues of $1.975 million and $2.771 million for the quarter ended November 30, 2004 and November 30, 2003, a 29% decrease; Nor-Cote reported revenues of $2.592 million and $2.768 million for the quarter ended November 30, 2004 and November 30, 2003, a 6% decrease.

Kingston's decrease in sales is mainly the result of a decrease in its customer base due mainly to the poor credit of customers and poor execution of sales to new customers. The decrease in sales reported by Nor-Cote is mainly due to the loss of three large customers in fiscal year 2004. The revenues generated from sales to these customers faded out over last fiscal year as they geared up on new product launches thus phasing out the use of Nor-Cote's ink. This loss was partially offset by the acquisition of other clients, which management expects to continue throughout fiscal 2005.

Future trends for revenue and profitability for Kingston and Commercial Solutions are difficult to predict due to a variety of known and unknown risks and uncertainties, including, without limitation, (i) dependence upon principal suppliers and availability and price of electronic and rubber products; (ii) loss of significant customers or a reduction in prices we charge these customers; (iii) lack of demand for our products and services in certain markets and our inability to maintain margins; (iv) our ability to absorb, through revenue growth, the increasing operating costs that we have incurred and continue to incur in connection with our activities; (v) uncertainty regarding whether electronic equipment manufacturers will continue to outsource aspects of their business to us; (vi) possible adverse effect on demand for our products resulting from consolidation of electronic manufacturers (vii) economic conditions in our markets; (viii) ability to respond to rapid technological changes in the electronics industry; (ix) possible difficulties collecting our accounts receivable; (x) access to or the cost of increasing amounts of capital, trade credit or other financing; (xi) risks of foreign operations, including currency, trade restrictions and political risks in our foreign markets; (xii) effect of hostilities or terrorist attacks on our operations; (xiii) reliance on sophisticated information systems technologies; (xiv) ability to meet intense industry competition; (xv) ability to manage and sustain future growth at our historical or industry rates; (xvii) success of relationships with electronics equipment manufacturers, (xviii) seasonality; (xix) ability to attract and retain qualified management and other personnel; (xx) ability to maintain adequate business insurance at reasonable cost and (xxi) existence of anti-takeover measures. Because of the aforementioned uncertainties affecting our future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends.

Nor-Cote expects to launch new products in several new markets in the current and subsequent fiscal year. The new products are driven by a significant increase in research and development. The Company increased spending for research and development by approximately $28,000 or 30% in the quarter ended November 30, 2004 as compared to quarter ended November 30, 2003. The demand for some of the new products, such as the membrane switch for high ticket durable goods, are sensitive to interest rate fluctuations and consumer spending.

Cost of Revenues

Cost of revenues for the quarter ended November 30, 2004 was $4.094 million compared to $3.711 million for the quarter ended November 30, 2003, an increase of $383,000 or 10%. The increase in cost of revenues was partially the result of the Company starting Commercial Solutions, which began sales activity in February 2004. Commercial Solutions reported cost of revenues during the quarter ended November 30, 2004 of $1.400 million. Additionally, Kingston reported cost of revenues of $1.624 million and $2.229 million for the quarter ended November 30, 2004 and November 30, 2003, a 27% decrease; Nor-Cote reported cost of revenues of $1.416 million and $1.473 million for the quarter ended November 30, 2004 and November 30, 2003, a 6% decrease.

Gross Profit

Gross profit for the quarter ended November 30, 2004 was $1.590 million representing 28% of sales, compared to $1.807 million representing 33% of sales for the quarter ended November 30, 2003, a decrease of $217,000. The percentage decrease was due mainly to the addition of Commercial Solutions in February 2004 who reported gross profit of 7%. Comparative to Kingston and Nor-Cote, this gross profit percentage is substantially lower due to the nature of Commercial Solutions primary product, commercial television sets.

Operating Income

Operating loss for the quarter ended November 30, 2004 was ($201,000), compared to $357,000 for the quarter ended November 30, 2003, a decrease of $558,000. The decrease in operating income was mainly due to Nor-Cote's increase in general and administrative expenses of $192,000 over the prior year's fiscal quarter along with Kingston's decrease in gross profits of $119,000 as discussed above and customer bad debt allowance increase of $77,000.

The increase in general and administrative expense reported by Nor-Cote was due mainly to the hiring of additional personnel mainly in the areas of sales, business development, laboratory, and health and safety.


Wireless Infrastructure
-----------------------

Revenues

Revenues for the quarter ended November 30, 2004 were $14.700 million compared to $1.862 million for the quarter ended November 30, 2003, an increase of $12.838 million. The increase in revenues is due mainly to the acquisition of JH Drew on April 30, 2004. JH Drew reported revenues of $11.956 million for the quarter ended November 30, 2004. ITC, which was acquired on May 1, 2004 reported $540,000 in revenues. Combined revenues of the other subsidiaries in the wireless infrastructure division had a net increase in revenues of $342,000 for the fiscal quarter ended November 30, 2004 as compared to fiscal quarter ended November 30, 2003.

The Company's JH Drew subsidiary represents the segment's largest contributor to revenue, reporting $11.956 million in the three month period ended November 30, 2004.

With additional capital investment by wireless carriers in the wireless communications industry, the Company has experienced increased revenues in its PDH, Cornerstone Wireless and Cornerstone Construction subsidiaries. In addition to increased activity in the industry, the Company's acquisition of ITC in May 2004 and Magtech in November 2004, further increases the Company's ability to offer turnkey services to wireless carriers, thus creating a competitive advantage over companies who do not offer these services. Management anticipates continued growth in the Company's Wireless Infrastructure segment. This growth is expected to create the demand for increasing investment in working capital. This investment in working capital may require additional debt or equity financing.

Cost of Revenues

Cost of revenues for the quarter ended November 30, 2004 was $12.404 million, compared to $1.471 million for the quarter ended November 30, 2003, an increase of $10.933 million. The increase in the cost of revenues is due mainly to the acquisition of JH Drew. JH Drew reported cost of revenues of $10.592 million for quarter ended November 30, 2004. ITC acquired on May 1, 2004, reported cost of revenues of $319,000 for the fiscal quarter ended November 30, 2004.

Gross Profit

Gross profit for the quarter ended November 30, 2004 was $2.296 million representing 16% of sales, compared to $391,000 representing 21% of sales for the quarter ended November 30, 2003. The increase in the gross profit dollars is due mainly to the acquisition of JH Drew. JH Drew reported gross profit of $1.364 million for the quarter ended November 30, 2004. ITC reported gross profit of $221,000. The decrease in gross profit as a percentage of sales was due mainly to the lower profit margins JH Drew and Cornerstone Construction generate due to being in the construction industry as compared to some of the other subsidiaries in the segment who are mainly in the service industry.

Operating Income

Operating income for the quarter ended November 30, 2004 was $1.175 million, compared to $(32,000) for the quarter ended November 30, 2003, an increase of $1.207 million. The increase in operating income is due mainly to the acquisition of JH Drew and ITC. JH Drew reported operating income of $716,000 for three months ended November 30, 2004 and ITC reported operating income of $142,000 for fiscal quarter ended November 30, 2004. Combined operating income of the other subsidiaries in the wireless infrastructure division increased in fiscal quarter ended November 30, 2004 as compared to fiscal quarter ended November 30, 2003 due mainly to increased revenues.


Business Solutions
------------------
Revenues

Revenues for the quarter ended November 30, 2004 were $4.664 million, compared to $2.826 million for the two months ended November 30, 2003, an increase of $1.838 million. PSM was acquired by the Company on October 1, 2003 and only reported two months of activity for the quarter end November 30, 2003.

PSM has increased its customer base over the last year and recently opened a new office in Dayton, OH in the fourth quarter of fiscal year 2004. Though PSM's primary focus involves fee revenue associated with the administration of payroll and related services, the Company continues to expand other services including human resource outsourcing, employment training and testing. The business variables that the Company works to overcome include the volatile insurance industry, government regulations on employment, and the risk of our partially self funded insurance reserves.

Cost of Revenues

Cost of revenues for the quarter ended November 30, 2004 was $3.660 million, compared to $2.269 million for the two months ended November 30, 2003, an increase of $1.391 million. These costs represent payroll taxes and benefits of our work-site employees billed to customers. Volume changes to PSM's cost of revenues correlate directly to regulatory change to taxes and fluctuation of costs in the insurance industry.

Gross Profit

Gross profit for the quarter ended November 30, 2004 was $1.004 million representing 22% of sales, compared to $557,000 representing 20% of sales for the two months ended November 30, 2003. Changes in the gross profit is directly related to items discussed above.

Operating Income

Operating income for the year ended November 30, 2004 was $343,000, compared to $213,000 for the two months ended November 30, 2003, an increase of

$130,000. The decrease in operating income as a percentage of revenue is due mainly to PSM hiring additional sales and other HR professionals in order to increase client base and service expanding client base.


Holding Company
---------------

The Company's Holding Company does not have any income producing operating assets. As such, the operating loss is equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the quarter ended November 30, 2004 were $357,000, compared to $200,000 for the quarter ended November 30, 2003, an increase of $157,000. This increase was due mainly to the Company's hiring of additional personnel in accounting and information technology departments. Additionally, accounting and legal expenses tripled due mainly to corporate growth through acquisitions. The Company expects to double its budget in fiscal year 2005 for personnel and outside accounting and consulting due primarily to Sarbanes Oxley legislation. In order to absorb these increased costs the Company is looking to outside investors to provide financing through various private stock offering arrangements, or a move to a national stock exchange.

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

Interest expense for the quarter ended November 30, 2004 was approximately $266,000 due to an increase in debt mainly due to funding the acquisition of JH Drew on May 1, 2004. Interest expense for the quarter ended November 30, 2003 was approximately $95,000.

Income taxes for the quarter ended November 30, 2004, resulted in a state income tax expense of $64,000. Federal income tax expense was offset through the release of the Company's valuation allowance to the extent of current period earnings. As of November 30, 2004, the Company reported no additional release of the valuation allowance for future periods. Management deems the likelihood of incurring taxable income in from December 1, 2004 through August 31, 2005, in excess of the deferred tax benefit of $1,014,000, to be more likely than not. Management believes the majority of our remaining net operating loss carryforwards may be absorbed in 2005. As a result of the release of our valuation allowance to offset 100% of current federal taxes and recognition of the deferred tax benefit, our effective tax rate is substantially lower than statutory rates.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of November 30, 2004 the Company had working capital of approximately $9.295 million, composed primarily of cash and equivalents, net accounts receivable, available for sale investments, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts.

The Company's principal sources of liquidity includes $4.483 million in cash and cash equivalents and various lines of credit totaling approximately 17.4 million with availability of approximately $1.640 million at November 30, 2004. The lines of credit are secured by substantially all assets of the Company and by personal guarantees of the Company's majority stockholder and a different stockholder.

The various debt agreements contain restrictive covenants which limit, among other things, certain mergers and acquisitions, redemptions of common stock, and payment of dividends. In addition, the Company must meet certain financial ratios (as defined) and is subject to annual capital expenditure limitations. At November 30, 2004 the Company was not in compliance with certain covenants, however, the bank has granted a waiver of default remedies with respect to noncompliance as of that date.

For the quarter ended November 30, 2004, cash flows provided by operating activities were $687,000, as compared to cash flows used by operating activities of $233,000 for the quarter ended November 30, 2003. The change is primarily related to the Company's net income of $703,000 for quarter ended November 30, 2004 as compared to net income of $234,000 for quarter ended November 30, 2003. Additionally inventory the Company's JH Drew subsidiary had a reduction of inventory of $1.464 million while the Company's manufacturing and distribution segment had an increase in inventory of 602,000 (net of 132,000 acquired through the acquisition of Ink Source.) This increase in cash flows was offset by an increase in accounts receivable of $1.357 million due mainly to 97% increase in sales over the previous quarter in the Company's ITC and Cornerstone Construction subsidiaries in its wireless infrastructure segment. Additionally the Company reported a receivable in the amount of $387,000 from a related party which was paid back to the Company in December 2004.

For the quarter ended November 30, 2004, cash flows used by investing activities were $687,000 as compared to cash flows provided by investing activities $3.382 million for the quarter ended November 30, 2003. The increase in cash flows used for investing activities is due primarily to the cash outflow of $465,000 for the acquisitions of Ink Source and Magtech during the quarter end November 30, 2004 as compared to net cash received of $3,302 million for the acquisition of PSM during the quarter ended November 30, 2003.

For the quarter ended November 30, 2004, cash flows provided by financing activities were $891,000 as compared to $648,000 for the quarter ended November 30, 2003. The increase was primarily related to borrowings under the line of credit of $1.544 million during the quarter to finance the increase in inventory in the manufacturing and distribution segment along with borrowings in order to finance the Ink Source acquisition.

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

Item 2. Changes in Securities.
------  ---------------------

(c)  Sales of Unregistered Securities by Company

The following table sets forth, for the period covered by this Form 10QSB, all sales of unregistered securities by the Company.

Date                  Title of            Amount of           Recipient of
Of Sale               Securities          Sold Securities     Issued Securities
-------------         -----------------   -----------------   -----------------
September 30, 2004   Common Stock         400,000             Michael Sloan (1)
November 1, 2004     Common Stock         484,500             MGTS, Corp.   (2)

(1) Per the terms of Mr. Sloan's Employment Agreement with Nor-Cote International, Inc. Mr. Sloan is to receive up to 400,000 shares of the Company's Common stock. The vesting of these shares is contingent on Mr. Sloan's achievement of certain performance standards contained in his Employment Agreement, dated September 30, 2004.

(2) Per the Terms of the Asset Purchase Agreement between Magtech Acquisition, Inc., a subsidiary of the Company, Magtech Services, Inc. and other parties, MGTS, is to receive 484,500 shares of the Company's Common Stock as partial consideration for certain assets of Magtech Services, Inc. 84,500 of those shares are to vest immediately and the remainder of those shares are to vest upon the achievement of certain performance criteria by Magtech Acquisition, Inc.


Item 3. Defaults Upon Senior Securities.
------  -------------------------------

     None


Item 4. Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

     None

Item 5. Other Information.
------  -----------------

     None

Item 6. Exhibits and Reports on Form 8-K.
------  --------------------------------

(a) Exhibits

         10.1 Asset Purchase Agreement by and among Ink Source, Inc., Michael Sloan, and Nor-Cote International, Inc.
         10.2 Asset Purchase Agreement by and among Magtech Servies, Inc., Magtech Acquisition, Inc., The Shareholders of Magtech Services, Inc., and Carter M. Fortune
         31.1     Rule 15d-14(a) Certification of CEO
         31.2     Rule 15d-14(a) Certification of CFO
         32.1     Section 1350 Certification of CEO
         32.2     Section 1350 Certification of CFO



(b) Reports on Form 8-K.

     The following reports were filed by the Company during the first quarter of fiscal year 2004-2005:


         Amended Current Report on Form 8-K, dated November 29, 2004, amending
Exhibit 7.3 of the Current Report on Form 8-K originally filed on October 10, 2003 that related to the acquisition of PSM.

         Amended Current Report on Form 8-K, dated November 29, 2004, amending
Exhibit 7.3 of the Current Report on Form 8-K originally filed on July 17, 2003 that related to the acquisition of Nor-Cote.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Fortune Diversified Industries, Inc.
                                                  (Registrant)

Date:  January 14, 2005               By: /s/ Carter M. Fortune
                                          --------------------------------
                                          Carter M. Fortune,
                                          Chief Executive Officer


Date:  January 14, 2005               By: /s/ Amy Gallo
                                          --------------------------------
                                          Amy Gallo,
                                          Chief Financial Officer