Form 10QSB
period 2005-02-28
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2005-04-14
CIK 851249

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2005

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On April 13, 2005, there were 105,220,944 shares of the Company's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                                ---    ---

                      FORTUNE DIVERSIFIED INDUSTRIES, INC.
                                   FORM 10-QSB
                For The Quarterly Period Ended February 28, 2005

                                      INDEX

                                                                         Page(s)

PART  I.    Financial Information

   ITEM 1.  Financial Statements

            Consolidated Balance Sheets as of February 28, 2005
            (unaudited) and August 31, 2004                                1

            Consolidated Statements of Operations for the Six Months
            Ended February 28, 2005 and February 29, 2004 (unaudited)      2

            Consolidated Statements of Operations for the Three Months
            Ended February 28, 2005 and February 29, 2004 (unaudited)      3

            Consolidated Statements of Stockholders' Equity as of
            February 28, 2005 (unaudited) and August 31, 2004              4

            Consolidated Statements of Cash Flows for the Six Months
            Ended February 28, 2005 and February 29, 2004 (unaudited)      5

            Notes to Interim Consolidated Financial Statements             6

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            20

   ITEM 3.  Controls and Procedures                                        27

PART II.    Other Information

   ITEM 1.  Legal Proceedings                                              27

   ITEM 2.  Changes in Securities and Use of Proceeds                      27

   ITEM 3.  Defaults upon Senior Securities                                27

   ITEM 4.  Submission of Matters to a Vote of Security Holders            27

   ITEM 5.  Other Information                                              27

   ITEM 6.  Exhibits and Reports on Form 8-K                               28

            Signatures                                                     29

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               Unaudited      Audited
                                                              February 28,   August 31,
                                                                  2005         2004
CURRENT ASSETS
     Cash and equivalents                                       $  4,551     $  3,527
     Restricted savings account                                      210          210
     Available for sale investments                                2,131        1,959
     Accounts receivable, net                                     14,060       15,894
     Costs and estimated earnings in excess of billings
        on uncompleted contracts                                   2,099        1,879
     Inventory, net                                               10,460        9,746
     Deferred tax asset                                            1,014        1,014
     Other current assets                                            756          815
                                                                --------     --------
        Total Current Assets                                      35,281       35,044
                                                                --------     --------

OTHER ASSETS
     Property, plant & equipment, net                              4,014        4,038
     Goodwill                                                     11,162       10,192
     Other intangible assets, net                                  2,612        2,111
     Other long term assets                                          222          184
                                                                --------     --------
        Total Other Assets                                        18,010       16,525
                                                                --------     --------

        TOTAL ASSETS                                            $ 53,291     $ 51,569
                                                                ========     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Lines of credit                                            $  9,778     $  7,948
     Current maturities of long-term debt                          2,022        1,999
     Current maturities of long-term debt - related party            643           47
     Accounts payable                                              5,866        4,670
     Due to related party                                              3           29
     Health and workers' compensation reserves                     3,762        3,750
     Accrued expenses                                              3,918        5,242
     Income tax liability                                             44          172
     Billings in excess of costs and estimated earnings on
        uncompleted contracts                                      1,870        1,912
     Other current liabilities                                       100          101
                                                                --------     --------
        Total Current Liabilities                                 28,006       25,870
                                                                --------     --------

LONG-TERM LIABILITIES
     Line of credit - related party                             $  6,268     $  6,268
     Long-term debt - related party, less current maturities          85          106
     Long-term debt, less current maturities                       5,273        6,254
     Other long-term liabilities                                     253          253
                                                                --------     --------
        Total Long-term Liabilities                               11,879       12,881
                                                                --------     --------

STOCKHOLDERS' EQUITY
     Common stock                                                  1,021        1,008
     Additional paid-in capital and warrants outstanding          16,909       15,893
     Accumulated deficit                                          (4,710)      (4,089)
     Accumulated other comprehensive income                          186            6
                                                                --------     --------
        Total Stockholders' Equity                                13,406       12,818
                                                                --------     --------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 53,291     $ 51,569
                                                                ========     ========

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                    Six Months Ended
                                                               February 28,  February 29,
                                                                    2005        2004
NET REVENUES BUSINESS SOLUTIONS SEGMENT (gross
        billings of $73,043,000 less worksite
        employee payroll cost of $62,745,000)                    $ 10,298     $  8,120
NET REVENUES WIRELESS INFRASTRUCTURE SERVICES                       5,023        4,497
NET REVENUE WIRELESS INFRASTRUCTURE PRODUCTS                       19,512           --
NET REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT                10,364       10,399
                                                                 --------     --------
TOTAL NET REVENUES                                                 45,197       23,016

COST OF REVENUES BUSINESS SOLUTIONS SEGMENT                         7,984        6,537
COST OF REVENUES WIRELESS INFRASTRUCTURE SERVICES                   3,395        3,606
COST OF REVENUES WIRELESS INFRASTRUCTURE PRODUCTS                  17,701           --
COST OF REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT             7,518        6,966
                                                                 --------     --------
TOTAL COST OF REVENUES                                             36,598       17,109
                                                                 --------     --------

GROSS PROFIT                                                        8,599        5,907

OPERATING EXPENSES
     Selling, general and administrative expenses                   7,998        4,659
     Depreciation and amortization                                    731          446
                                                                 --------     --------
        Total Operating Expenses                                    8,729        5,105
                                                                 --------     --------

OPERATING INCOME  (LOSS)                                             (130)         802
                                                                 --------     --------

OTHER INCOME (EXPENSE)
     Interest income                                                   18           30
     Interest expense                                                (589)        (189)
     Gain (loss) on investments in marketable securities, net         (42)          29
     Exchange rate gain                                                59           --
     Other income (expense)                                           127          (29)
                                                                 --------     --------
        Total Other Income (Expense)                                 (427)        (159)
                                                                 --------     --------

NET INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                                   (557)         643

PROVISION FOR INCOME TAXES                                             64           --
                                                                 --------     --------

NET INCOME (LOSS)                                                $   (621)    $    643
                                                                 ========     ========


BASIC INCOME (LOSS) PER SHARE                                    $  (0.01)    $   0.01
                                                                 ========     ========


DILUTED INCOME (LOSS) PER SHARE                                  $  (0.01)    $   0.01
                                                                 ========     ========

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            Three Months Ended
                                                         February 28,  February 29,
                                                             2005          2004
NET REVENUES BUSINESS SOLUTION SEGMENT (gross
       billings of $38,455,000 less worksite
       employee payroll cost of $32,821,000)               $  5,634     $  5,294
NET REVENUE WIRELESS INFRASTRUCTURE SERVICES                  2,321        2,635
NET REVENUE WIRELESS INFRASTRUCTURE PRODUCTS                  7,514           --
NET REVENUE MANUFACTURING AND DISTRIBUTION SEGMENT            4,680        4,881
                                                           --------     --------

TOTAL NET REVENUES                                           20,149       12,810

COST OF REVENUES BUSINESS SOLUTIONS SEGMENT                   4,324        4,268
COST OF REVENUES WIRELESS INFRASTRUCTURE SERVICES             1,595        2,135
COST OF REVENUES WIRELESS INFRASTRUCTURE PRODUCTS             7,097           --
COST OF REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT       3,424        3,255
                                                           --------     --------

TOTAL COST OF REVENUES                                       16,440        9,658

GROSS PROFIT                                                  3,709        3,152

OPERATING EXPENSES
    Selling, general and administrative expenses              4,445        2,457
    Depreciation and amortization                               354          231
                                                           --------     --------
       Total Operating Expenses                               4,799        2,688
                                                           --------     --------

OPERATING INCOME (LOSS)                                      (1,090)         464

OTHER INCOME (EXPENSE)
    Interest income                                              18           27
    Interest expense                                           (323)         (94)
    Loss on sales of investments in marketable
     securities, net                                            (13)          --
    Exchange rate gain                                           16           --
    Other income                                                 68           12
                                                           --------     --------
       Total Other Income (Expense)                            (234)         (55)
                                                           --------     --------

NET INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                           (1,324)         409

PROVISION FOR INCOME TAXES                                       --           --
                                                           --------     --------

NET INCOME (LOSS)                                          $ (1,324)    $    409
                                                           ========     ========


BASIC INCOME (LOSS) PER SHARE                              $  (0.01)    $   0.00
                                                           ========     ========


DILUTED INCOME (LOSS) PER SHARE                            $  (0.01)    $   0.00
                                                           ========     ========

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                        Additional                           Accumulated
                                                      Paid-in Capital  Cost of  Accumulated     Other         Total    Comprehensive
                                              Common    and Warrants  Treasury   Earnings   Comprehensive  Stockholders    Income
                                               Stock    Outstanding    Stock     (Deficit)     Income         Equity       (Loss)

BALANCE AT AUGUST 31, 2004                    $  1,008    $ 15,893      $--       $ (4,089)    $      6      $ 12,818      $  2,523
                                              ========    ========      ====      ========     ========      ========      ========
Issuance of 1,334,500 shares of common
  stock for acquisitions                            13       1,016        --            --           --         1,029            --
Net loss                                            --          --        --          (621)          --          (621)         (621)
Translation adjustments, net of tax                 --          --        --            --           65            65            65
Net unrealized investments gains, net of tax        --          --        --            --          115           115           115
                                              --------    --------      ----      --------     --------      --------      --------

BALANCE AT FEBRUARY 28, 2005                  $  1,021    $ 16,909      $--       $ (4,710)    $    186      $ 13,406      $  2,082
                                              ========    ========      ====      ========     ========      ========      ========




See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 Six Months Ended
                                                                             February 28,  February 29,
                                                                                2005          2004
OPERATING ACTIVITIES
     Net Income (Loss)                                                          $  (621)      $   643
     Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
        Depreciation and amortization                                               731           446
        (Gain) loss on sale of investments                                           42           (29)
        Loss on disposal of fixed assets                                              5            --
        (Increase) decrease in certain operating assets:
            Accounts receivable                                                   2,204        (1,563)
            Costs and estimated earnings in excess of billings on
               uncompleted contracts                                               (220)           --
            Inventory                                                              (608)       (1,539)
            Other current assets                                                     60           (61)
            Other long term assets                                                  (43)           (2)
        Increase (decrease) in certain operating liabilities:
            Accounts payable                                                      1,052         1,880
            Accrued expenses and other current liabilities                       (1,634)         (392)
            Billings in excess of costs and estimated earnings on
               uncompleted contracts                                                (42)           --
            Health and workers' compensation reserves                                12           517
            Due to related party                                                    (26)           --
                                                                                -------       -------
               Net Cash Provided (Used) by Operating Activities                     912          (100)
                                                                                -------       -------

INVESTING ACTIVITIES
     Capital Expenditures                                                          (451)         (370)
     Purchases of available for sale securities                                     (99)       (2,010)
     Sales of available for sale securities                                          --           344
     Acquisition of productive assets and businesses, net of cash received         (690)        3,302
                                                                                -------       -------
               Net Cash Provided (Used) by Investing Activities                  (1,240)        1,266
                                                                                -------       -------

FINANCING ACTIVITIES
     Borrowings short term debt - related party                                     800            --
     Payments to related party                                                     (202)         (230)
     Net borrowings under line of credit                                          1,830           955
     Borrowings on long-term debt                                                    48           265
     Payments on long-term debt                                                  (1,168)         (450)
     Payments on long-term debt - related party                                     (21)           --
     Borrowings on long-term debt - related party                                    --           452
                                                                                -------       -------
               Net Cash Provided by Financing Activities                          1,287           992
                                                                                -------       -------

               Effect of exchange rate changes on cash                               65           238
                                                                                -------       -------


NET INCREASE IN CASH AND EQUIVALENTS                                              1,024         2,396

CASH AND EQUIVALENTS
     Beginning of Period                                                          3,527           885
                                                                                -------       -------

     End of Period                                                              $ 4,551       $ 3,281
                                                                                =======       =======


SUPPLEMENTAL DISCLOSURES
     Noncash investing and financing activities:
        Unrealized net (loss) gain on marketable securities                         115           (35)
        Interest paid                                                               356            99

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2004 annual report on Form 10-K filed by Fortune Diversified Industries, Inc. (together with all its subsidiaries, the "Company"). The accompanying unaudited consolidated financial statements have been prepared by Fortune Diversified Industries, Inc. (the Company) without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The operating results for the six-month period ended February 28, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Nature of Business: The Company is the parent company of Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"); CSM, Inc. (CSM); Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); Commercial Solutions, Inc. (Commercial Solutions); James H. Drew Corp. (JH Drew); PDH, Inc. (PDH); Cornerstone Wireless Services, Inc. (Cornerstone Wireless); Magtech Services, Inc. (Magtech); Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Innovative Telecommunications Consultants, Inc. (ITC); Telecom Technology Corp.
(TTC); StarQuest Wireless Services, Inc. (StarQuest); Women of Wrestling, Inc.
(WOW); and Murphy Development, Ltd (Murphy).

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

PSM accounts for their revenues using the accrual method of accounting. Under the accrual method of accounting, PSM recognizes their revenues in the period in which the worksite employee performs work. PSM accrues revenues for service PSM accounts for their revenues using the accrual method of accounting. Under the accrual method of accounting, PSM recognizes their revenues in the period in which the worksite employee performs work. PSM accrues revenues for service fees, health and welfare benefit plan fees, workers' compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. PSM accrues unbilled receivables for payroll and payroll taxes, service fees, health and welfare benefits plan fees, workers' compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each year, such costs are paid and the related service fees are billed.

Consistent with its revenue recognition policy, PSM's direct costs do not include the payroll cost of its worksite employees. The Company's direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers' compensation insurance costs. The Company acquired another PEO, CSM, on April 5, 2005 as disclosed in Note 2. CSM generally follows the same revenue recognition policy as PSM.

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

Property, Equipment, and Depreciation: Property and equipment are carried at cost and includes expenditures for new additions and those, which substantially increase the useful lives of existing assets. Depreciation is computed at various rates by use of the straight-line method and certain accelerated methods. Depreciable lives are generally ranging from 3 to 30 years. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property or equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts in the year of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement asset. The provision for depreciation amounted to $528,000 for the six months ended February 28, 2005.

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

Stock-based Compensation: In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning July 1, 2005. The Company has not yet completed their evaluation and expects the adoption to have no effect on the consolidated financial statements.

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

Research and Development Costs: Research and development costs are expensed as incurred and totaled $243,000 for the six month period ended February 28, 2005. Research and development expense is recorded in the Company's Nor-Cote subsidiary.

Self Insurance: The Company's Nor-Cote subsidiary has elected to act as a self-insurer for certain costs related to employee health and accident benefit programs. Costs resulting from non-insured losses are estimated and charged to expense when incurred. The Company has purchased insurance which limits its annual exposure for individual claims to $40,000 and which limits its aggregate annual exposure to approximately $460,000.

The Company's PSM subsidiary has elected to enter into a partially self-funded arrangement related to worksite employees' health and accident benefit programs. Under the insurance policy, PSM's self-funded liability is limited to $175,000 per employee, with an aggregate liability limit of approximately $11,150,000. The liability limits are adjusted monthly, based on the number of participants.

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

MAGTECH Services, Inc.
----------------------
In November 2004, the Company acquired all of the assets and certain liabilities of Magtech pursuant to an Asset Purchase Agreement effective November 1, 2004. The acquired assets include all fixed assets, accounts receivable, certain intangible assets, sales proposals and like documents and contracts. The Company accepted and assumed certain specific accounts payable and all of Sellers' rights and executory obligations under the Assumed Contracts, as defined in the Asset Purchase Agreement, to be performed after the Closing Date (excluding any obligations or liabilities of Sellers under any Assumed Contracts that were to have been performed, fulfilled or satisfied on or prior to the Closing Date). In addition to the assumed liabilities, the consideration given for the acquired assets was $445,213 cash and 484,500 restricted shares of the Company's stock. Of the 484,500 shares, 84,500 shares shall vest immediately in Seller and the remaining 400,000 shares are contingent upon certain EBIT requirements through the period November 1, 2004 to October 31, 2006, as defined in the agreement. The 484,500 shares are valued at the closing price of the Company's stock on the date of purchase at $.70 share. The contingent stock consideration is included as a component of the purchase price in accordance with Emerging Issues Task Force 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," under arrangements not affected by employment termination. The consideration is included in permanent equity under SFAS 141 as management of the Company deems likelihood that payment of such contingent consideration is beyond a reasonable doubt. Magtech operates in the Company's Wireless Infrastructure segment.


EI Solution, Inc.
------------------
The Company's ITC subsidiary acquired all of the assets of EI Solution, Inc. pursuant to an Asset Purchase Agreement effective February 28, 2005. The acquired assets include personnel, certain intangible assets, sales proposals and like documents and contracts. The consideration given for the acquired assets was $175,000 cash and 450,000 restricted shares of the Company's stock. Of the 450,000 shares, 250,000 shares shall vest immediately in Seller and the remaining 200,000 shares are contingent upon certain sales requirements through the period March 1, 2005 to February 28, 2006, as defined in the agreement. The 450,000 shares are valued at the closing price of the Company's stock on the date of purchase at $.40 share. The contingent stock consideration is included as a component of the purchase price in accordance with Emerging Issues Task Force 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," under arrangements not affected by employment termination. The consideration is included in permanent equity under SFAS 141 as management of the Company deems likelihood that payment of such contingent consideration is beyond a reasonable doubt. EI Solution operates in the Company's Wireless Infrastructure segment under ITC's name and management team.

      Ink-Source:

         Accounts receivable, net                              $       66
         Inventory, net                                               106
         Property and equipment                                        57
         Goodwill                                                     373
         Intangible assets                                            342
                                                               ----------
                                                                      944
                                                               ----------

       Accounts payable                                                80
         Notes Payable                                                160
         Other accrued liabilities                                    124
                                                               ----------
                                                                      364
                                                               ----------
                                                               $      580
                                                               ==========

         Cash consideration                                    $      220

         Fair value of common stock consideration                     360
                                                               ----------
                                                               $      580
                                                               ==========

      Magtech:

         Accounts receivable, net                              $      304
         Other current assets                                         151
         Property and equipment                                         6
         Goodwill                                                     327
         Intangible assets                                            102
                                                               ----------
                                                                      890
                                                               ----------

         Accounts payable                                              64
         Other accrued liabilities                                     42
                                                               ----------
                                                                      106
                                                               ----------
                                                               $      784
                                                               ==========

         Cash consideration                                    $      445

         Fair value of common stock consideration                     339
                                                               ----------
                                                                  $   784
                                                               ==========

      EI Solutions:

         Goodwill                                                     270
         Intangible assets                                            250
                                                               ----------
                                                                      520
                                                               ----------

       Other accrued liabilities                                       15
                                                               ----------
                                                                       15
                                                               ----------
                                                               $      505
                                                               ==========


      Cash consideration                                       $      175

      Fair value of common stock consideration                        330
                                                               ----------
                                                               $      505
                                                               ==========

Effective April 5, 2005, the Company acquired CSM, pursuant to an Agreement and Plan of Merger by and between the Company, CSM, CSM Merger Corporation, Carter
M. Fortune, Marc Fortune, Greg Daily, Harbinger Mezzanine Partners, L.P., Doug Altenbern, Jeff Gould, Bob Boston, and Don Denbo. CSM is the holding company for Century II Staffing, Inc. and other related subsidiary entities. Century II is a professional employer organization that is based in Tennessee. The terms of the Agreement include, among other things, the payment of approximately $2 million by the Company to retire certain debts owed by CSM, the payment of approximately $650,000 in cash by the Company to the shareholders of CSM, a portion of which shall be held in escrow for payment of certain tax debts that may be owed by CSM, and the issuance of 1,500,000 shares of the Company's Common Stock to be held in escrow until such time as the shares may be earned by the shareholders of CSM upon the achievement of certain financial performance measures by Century II.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the CSM, Ink Source, Magtech, EI Solution, JH Drew, ITC, Commercial Solutions and PSM acquisitions had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts (dollars in thousands) do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future.

                                              Six months         Six months
                                                Ended              Ended
                                             February 28,       February 29,
                                                 2005               2004
                                             -------------      -------------

Net revenue                                  $      53,260      $      56,703
Cost of revenues                                    43,286             45,454
                                             -------------      -------------

Gross profit                                         9,974             11,249
Operating expenses                                  10,451              9,793
                                             -------------      -------------

Operating income (loss)                               (477)             1,456
Other income (expenses)                               (598)              (605)
                                             -------------      -------------

Net Income (Loss)                                   (1,075)               851
Dividends                                               --                 --
                                             -------------      -------------

Net Income (Loss) Available for Common
 Stockholders                                $      (1,075)     $         851
                                             =============      =============

Basic Income (Loss) Per Share:               $        (.01)     $         .01
                                             =============      =============

Diluted Income (Loss) Per Share:             $        (.01)     $         .01
                                             =============      =============

Shares Outstanding:

Basic weighted average number of common
shares outstanding                             105,220,944        105,220,444
Dilutive effect of conversion of options                --                 --
                                             -------------      -------------

         Total Shares Outstanding              105,220,944        105,220,444
                                             =============      =============

NOTE 3 - ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Accounts receivable and contracts receivable include the following (amounts in thousands):

                                                   Unaudited          Audited
                                                  February 28,       August 31,
                                                     2005               2004
                                                   ---------         ---------
     Amounts currently due                            $9,786           $12,005
     Contracts in process

         Progress billing                              3,822             4,560
         Retainages                                    1,707               576
                                                   ---------         ---------
                                                      15,315            17,141

     Less allowance for doubtful accounts             (1,120)           (1,112)
     Less allowance for sales returns                   (135)             (135)
                                                   ---------         ---------
                                                     $14,060           $15,894
                                                   ==========        =========


NOTE 4 - COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

Information related to contracts in progress are as follows (amounts in thousands):

                                                   Unaudited          Audited
                                                  February 28,       August 31,
                                                     2005               2004
                                                   ---------         ---------

Costs incurred on uncompleted contracts            $  28,078         $  24,475
Estimated earnings recognized to date on
    uncompleted contracts                              6,450             5,502
                                                   ---------         ---------
                                                      34,528            29,977

Less billings on uncompleted contracts               (34,299)          (30,010)
                                                   ---------         ---------

               Net                                 $     229              ($33)
                                                   =========         =========


The net amount is included in the accompanying consolidated balance sheets under the following captions (amounts in thousands):

                                                   Unaudited          Audited
                                                  February 28,       August 31,
                                                     2005               2004
                                                   ---------         ---------

Costs and estimated earnings in excess of billings
     on uncompleted contracts                      $   2,099         $   1,879
Billings in excess of costs and estimated earnings
     on uncompleted contracts                          1,870             1,912
                                                   ---------         ---------
                                                   $     229              ($33)
                                                   =========         =========

NOTE 5 - INVENTORIES

Inventories reflected on the accompanying consolidated balance sheets are summarized as follows (amounts in thousands):

                                                   Unaudited          Audited
                                                  February 28,       August 31,
                                                     2005               2004
                                                   ---------         ---------

Raw materials                                      $     758         $     559
Work-in-process                                           23                12
Finished goods                                         9,979             9,425
Less inventory reserve                                  (300)             (250)
                                                   ---------         ---------
                                                   $  10,460         $   9,746
                                                   =========         =========

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, including capital leases, is comprised of the following (amounts in thousands):

                                                   Unaudited          Audited
                                                  February 28,       August 31,
                                                     2005               2004
                                                   ---------         ---------
Land and building                                  $   1,938         $   1,903
Machinery and equipment                                4,784             5,181
Research equipment                                       383               380
Office equipment                                       3,184             2,943
Vehicles                                               3,087             3,631
Leasehold improvements                                   146               151
                                                   ---------         ---------
                                                      13,522            14,189

Less accumulated depreciation                         (9,508)          (10,151)
                                                   ---------         ---------
                                                   $   4,014         $   4,038
                                                   =========         =========

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as reclassified for the adoption of SFAS 142, are as follows (amounts in thousands) :


                           BUSINESS      MANUFACTURING AND         WIRELESS         HOLDING       SEGMENT
                           SOLUTIONS        DISTRIBUTION        INFRASTRUCTURE      COMPANY       TOTALS
                          -----------       ------------        ---------------     -------       ------
     Goodwill
     at August
     31, 2004               $ 3,580           $ 5,957             $     655         $   -0-      $ 10,192

     Goodwill
     Acquired                   -0-               373                   597             -0-           970

     Impairment
     losses                     -0-               -0-                   -0-             -0-           -0-
                            -------           -------             ---------         -------      --------
     Goodwill
     at February
     28, 2005               $ 3,580           $  6,330            $   1,252         $   -0-      $ 11,162
                            =======           ========            =========         =======      ========

The total amount of goodwill that is deductible for tax purposes is $2,328 at February 28, 2005.

The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets (amounts in thousands):

                                                   AT FEBRUARY 28, 2005                            AT AUGUST 31, 2004
                                         ----------------------------------------      ------------------------------------------
                                                                         WEIGHTED                                        WEIGHTED
                                           GROSS                         AVERAGE        GROSS                            AVERAGE
                                          CARRYING        ACCUMULATED     AMORT        CARRYING         ACCUMULATED       AMORT
                                           AMOUNT        AMORTIZATION    PERIOD         AMOUNT         AMORTIZATION      PERIOD
                                         ----------      ------------     ------       ---------       ------------      ------
     Customer Relationships                 $ 2,068        $      340     10 YRS        $ 1,824         $     239        10 YRS

     Non-compete                                234               151      4 YRS            234               122        4 YRS

     Non-compete                                399               113      5 YRS            399                73        5 YRS

     Non-compete                                100                27      3 YRS            100                12        3 YRS

     Non-compete                                200                 8     10 YRS            -0-               -0-        0 YRS

     Non-compete                                250                 0      4 YRS            -0-               -0-        0 YRS

                                         ----------        ----------     ------       ----------        ----------       ------
     Total                                $   3,251         $     639      8 YRS        $ 2,557         $     446        7 YRS
                                         ==========        ==========     ======       ==========        ==========       ======

Intangible asset amortization expense for the six months ended February 28, 2005 was $203,000 which includes $10,000 of amortization related to loan origination fees.

Amortization expense on intangible assets currently owned by the Company at February 28, 2005 for each of the next five fiscal years are approximately as follows (amounts in thousands):

                     2006                                      457
                     2007                                      457
                     2008                                      392
                     2009                                      368
                     2010                                      233
              2011 and thereafter                              705
                                                            ------

                        Total                               $2,612
                                                            ======


NOTE 8 - LINES OF CREDIT AND DEBT ARRANGEMENTS

Lines of Credit:

Effective February 28, 2005, the Company entered into an agreement with the bank for a $13.0 million revolving line of credit available through February 28, 2006. Interest on the line is charged at .5% less than the credit facility's Prime Rate. Subsequent to February 28, 2005 the funds from this line of credit are to be used to pay off all of the Company's other lines of credit with the same bank. As of February 28, 2005 $0 was borrowed on this line of credit.

The Company has a $1.3 million line of credit available through February 28, 2005. Interest on the line is charged at .5% less than the credit facility's Prime Rate. Outstanding borrowings amounted to $1.11 million at February 28, 2005 and $909,000 at August 31, 2004.

The Company has a $1.6 million line of credit available through February 28, 2005. Interest on the line is charged at .5% less than the credit facility's Prime Rate. Outstanding borrowings amounted to $1.473 million at February 28, 2005 and $1.383 million at August 31, 2004.

The Company has a $3.0 million line of credit available through February 28, 2005. Interest on the line is charged at .5% less than the credit facility's Prime Rate. Outstanding borrowings amounted to $3.0 million at February 28, 2005 and $1.621 million at August 31, 2004.

The Company has a $5.0 million line of credit available through February 28, 2005. Interest on the line is charged at the credit facility's Prime Rate less ..5%. Outstanding borrowings amounted to $4.195 million at February 28, 2005 and $4.035 August 31, 2004.

The aforementioned lines of credit are secured by substantially all assets of the Company and personal guarantees of the Company's majority stockholder and a different stockholder.

The Company also has a $6.5 million long-term unsecured line of credit with a stockholder available through May 1, 2007. Interest on the line is charged at 3% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to $6.268 million at February 28, 2005 and August 31, 2004.

Total unused lines of credit amounted to approximately $3.454 million at February 28, 2005.

Other Debt Arrangements:
------------------------

The Company borrowed $600,000 from a stockholder on December 15, 2004. The terms of the promissory note agreement dated December 15, 2004 include borrowings of $600,000 to be paid by May 1, 2005. Interest is payable monthly at an annual percentage rate of 6.5%.

Long-term debt arrangements:
----------------------------

         Long-term debt consisted of the following (amounts in thousands):

                                                                                             Unaudited              Audited
                                                                                            February 28,           August 31,
                                                                                                2005                  2004
                                                                                            ------------           ----------
Notes payable to financial institutions:
----------------------------------------

     $2,400 reducing term loan with monthly line reductions equal to 1/60th of the loan amount through maturity date, July 15, 2009. Interest is variable at .5% less




NOTE 8 - LINES OF CREDIT AND DEBT ARRANGEMENTS  (CONTINUED)

                                                                                             Unaudited              Audited
                                                                                            February 28,           August 31,
                                                                                                2005                  2004
                                                                                            ------------           ----------
     than the credit facility's Prime Rate.  The loan is
     secured by the business assets of Kingston, with a
     second lien on assets pledged by a stockholder.                                               $0                $2,400

     $2,160 reducing term loan with monthly line reductions equal to 1/54th of the loan amount through maturity date, June 15, 2009. Interest is variable at .5% less than the credit facility's Prime Rate. The loan is secured by the business assets of the Company, with a
     second lien on assets pledged by a stockholder.                                            2,160                     0

     $1,200 reducing term loan with monthly line reductions equal to 1/24th of the loan amount through maturity date, March 31, 2007. Interest is variable at .5% less than the credit facility's Prime Rate. The loan is secured by the business assets of the Company, with a
     second lien on assets pledged by a stockholder.                                                0                     0

     $2,000 reducing term loan with monthly line reductions equal to 1/60th of the loan amount through maturity date, July 15, 2009. Interest is variable at .5% less than the credit facility's Prime Rate. The loan is secured by the business assets of Nor-Cote, with a
     second lien on assets pledged by a stockholder.                                                0                 2,000

     $1,800 reducing term loan with monthly line reductions equal to 1/54th of the loan amount through maturity date, June 15, 2009. Interest is variable at .5% less than the credit facility's Prime Rate. The loan is secured by the business assets of the Company, with a
     second lien on assets pledged by a stockholder.                                            1,800                     0

     $1,950 secured term loan with monthly line reductions equal to 1/60th of the loan amount through maturity date 4/30/2009. Interest is variable at
     Prime rate less .5%. The loan is secured by the business assets of JH Drew, with guarantees by the Company's majority stockholder
     and a different stockholder.                                                                   0                 1,853

     $1,690 secured term loan with monthly line reductions equal to 1/54th of the loan amount through maturity date 4/30/2009. Interest is variable at
     Prime rate less .5%. The loan is secured by the business assets of the
     Company, with guarantees by the Company's majority stockholder
     and a different stockholder.                                                               1,660                     0

     $2,050 secured term loan with monthly line reductions equal to 1/36th of the loan amount through maturity date 4/30/2007. Interest is variable at
     Prime rate less .5%. The loan is secured by the business assets of JH Drew, with guarantees by the Company, the Company's majority
     stockholder and a different stockholder.                                                    0                    1,879

     $1,594 secured term loan with monthly line reductions equal to 1/30th of the loan amount through maturity date 4/30/2007. Interest is variable at
     Prime rate less .5%. The loan is secured by the business assets of the
     Company, with guarantees by the Company's majority stockholder and
     a different stockholder.                                                                   1,540                     0

     Due in monthly installments of $2.105, including interest at ranges from
     4.9% to 9.03% through October 2007.
     Secured by vehicles.                                                                          32                    23


Debt with stockholder:
----------------------

     Due in monthly installments of $3.637, including interest at 4.00% through
     September 2008.
     Secured by vehicles.                                                                         128                   153


                                                                                             Unaudited              Audited
                                                                                            February 28,           August 31,
                                                                                                2005                  2004
                                                                                            ------------           ----------
Capital Leases:

     Due in monthly installments of $5.472, including interest at 4.00% through
     February 2007.
     Secured by vehicles and equipment.                                                           103                    98
                                                                                              -------               -------
                                                                                                7,423                 8,406
     Less current maturities                                                                   (2,065)               (2,046)
                                                                                              -------               -------
                                                                                              $ 5,358               $ 6,360
                                                                                              =======               =======

Principal payments due on long-term debt outstanding at February 28, 2005 are approximately as follows (amounts in thousands):

                       2006                                                                     2,065
                       2007                                                                     2,024
                       2008                                                                     1,496
                       2009                                                                     1,289
                       2010                                                                       549
                       2011 & thereafter                                                            0
                                                                                              -------
                                                                                              $ 7,423
                                                                                              =======

NOTE 9 - STOCKHOLDERS' EQUITY

The following are the details of the Company's common stock as of February 28, 2005 and August 31, 2004:

                                              Number of Shares
                                 ----------------------------------------------
                                 Authorized     Issued     Outstanding   Amount
                                 ----------     ------     -----------   ------
February 28, 2005 (Unaudited)
Common stock, $0.01 par value    150,000,000  103,720,944  103,720,944  $ 1,021
                                                                        =======
August 31, 2004 (Audited)
Common stock, $0.01 par value    150,000,000  102,386,444  102,386,444  $ 1,008
                                                                        =======

NOTE 10 - INCOME TAXES

The reconciliation for 2004 and 2003 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income rate is as follows:

                                                   Unaudited       Audited
                                                  February 28,    August 31,
                                                     2005            2004
                                                   --------       --------

Tax at U.S. Federal statutory rate                    34.0%          34.0%
State and local taxes, net of federal benefit          5.6            5.8
Other                                                  0.0            1.4
Change in valuation allowance                        (39.6)         (73.3)
                                                   --------       --------
                                                      0.0%         (32.1)%
                                                   ========       ========

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows (in thousands):

                                                   Unaudited       Audited
                                                  February 28,    August 31,
                                                     2005            2004
                                                   --------       --------
Current:
   Federal                                         $   (186)      $    690
   State                                                (30)           172
                                                   --------       --------
                                                       (216)           862
                                                   --------       --------

Deferred:
   Federal                                              (12)           (55)
   State                                                 (2)            (3)
                                                   --------       --------
                                                        (14)           804
                                                   --------       --------
Change in valuation allowance                           294         (1,257)
                                                   --------       --------
et income tax (benefit)                            $     64       $   (453)
                                                   ========       ========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

                                                      (amounts in thousands)
                                                    Unaudited       Audited
                                                   February 28,    August 31,
                                                       2005           2004
                                                   ------------    ----------
Deferred Tax Assets:
 Current:
  Allowances for doubtful accounts and inventory     $   212        $   156
  Accrued liabilities and other                           358           446
 Noncurrent:
  Amortization of covenants                                57            50
  Depreciation                                            284           170
  Net operating losses and other carryforwards          2,492         2,287
                                                      -------       -------
                                                        3,403         3,109
 Valuation allowance                                   (2,389)       (2,095)
                                                      -------       -------
                                                        1,014         1,014
                                                      =======       =======
Deferred tax liabilities:
 Noncurrent:
  Depreciation                                             --            --
                                                      -------       -------
                                                           --            --
                                                      -------       -------
                                                      $ 1,014       $ 1,014
                                                      =======       =======

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, at February 28, 2005, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $2,389 valuation allowance at February 28, 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $294. At February 28, 2005 the Company has federal net operating loss carryforwards of approximately $4,950 which expire during the years of 2020, 2021, 2022 and 2023. The state tax operating loss carryforwards were approximately $500. The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period. The Company's capital loss carryforward is $933 and it expires in the fiscal year ending August 31, 2007. The Company also incurred net operating losses related to European operations that can be carried forward indefinitely.


NOTE 11 - PER SHARE DATA

The following presents the computation of basic income per share and diluted income per share (amounts in thousands):

                                                             Unaudited              Unaudited
                                                            Three Months           Three Months
                                                               Ended                  Ended
                                                            February 28,           February 29,
                                                                2005                   2004
                                                            -------------          -------------
Net Income (Loss) Available for Common
     Stockholders                                                 ($1,324)         $         409
                                                            =============          =============

Basic Income (Loss) Per Share:                                     ($0.01)         $        0.00

Diluted Income (Loss) Per Share:                                   ($0.01)         $        0.00


Shares Outstanding:
     Basic weighted average number of common shares
       outstanding                                            103,185,594             95,964,463
     Dilutive effect of conversion of options                     400,000                     --
                                                            -------------          -------------

         Total Shares Outstanding                             103,585,594             95,964,463
                                                            =============          =============

                                                             Unaudited              Unaudited
                                                             Six Months             Six Months
                                                               Ended                  Ended
                                                            February 28,           February 29,
                                                                2005                   2004
                                                            -------------          -------------

Net Income (Loss)                                                   ($621)         $         643
Dividends                                                              --                     --
                                                            -------------          -------------

Net Income (Loss) Available for Common
     Stockholders                                                   ($621)         $         643
                                                            =============          =============


Basic Income (Loss) Per Share:                                     ($0.01)               $  0.01

Diluted Income (Loss) Per Share:                                   ($0.01)               $  0.01


Shares Outstanding:
     Basic weighted average number of common shares
       outstanding                                            103,185,594             95,964,463
     Dilutive effect of conversion of options                     400,000                     --
                                                            -------------          -------------

         Total Shares Outstanding                             103,043,444             95,964,463
                                                            =============          =============

At February 28, 2005 all common stock equivalents were anti-dilutive.


NOTE 12 - RELATED PARTY TRANSACTIONS

The Company leases office and warehouse space from a related party entity. All of the Company's subsidiaries, excluding JH Drew, Nor-Cote and PSM are located in the facility. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period. The agreement provides for base rent of $20,000 plus 1% of the gross revenues of the Company's Commercial Solution's subsidiary. Following the first twelve-month period, the base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs. The Company recognized rent expense of approximately $196,000 for the six months ended February 28, 2005.

The Company's JH Drew subsidiary leases three buildings located in Indiana, Tennessee and Missouri with the same related party. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period and provides for base rent of $15,000. Following the first twelve-month period, the base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs. The Company recognized expense of approximately $90,000 for the six months ended February 28, 2005.

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

The Company borrowed $600,000 from a stockholder on December 15, 2004. The terms of the promissory note agreement dated December 15, 2004 include borrowings of $600,000 to be paid by May 1, 2005. Interest is payable monthly at an annual percentage rate of 6.5%.

Following is a summary of all related party assets and (liabilities) included in the consolidated balance sheets at February 28, 2005 and August 31, 2004 (amounts in thousands):

                                            February 28,         August 31,
                                                2005                2004
                                            -----------          ----------
      Due to shareholders                          (3)                (29)
      Long-term line of credit                 (6,268)             (6,268)
      Promissory notes payable                   (600)                 --
      Installment notes payable                  (128)               (153)
                                              -------             -------
      Net assets (liabilities)                $(6,999)            $(6,450)
                                              =======             =======


NOTE 13 - SUBSEQUENT EVENTS

Effective April 5, 2005, The Company acquired CSM as disclosed in Note 2.

NOTE 14 - SEGMENT INFORMATION

                                                      Professional   Manufacturing
                                                       Business          and          Wireless         Holding         Segment
                                                       Solutions     Distribution   Infrastructure     Company         Totals
Three Months Ended February 28, 2005
Net revenues                                            $  5,634       $  4,680        $  9,835        $     --        $ 20,149
Cost of revenues                                           4,324          3,424           8,692              --          16,440
                                                        --------       --------        --------        --------        --------
Gross profit                                               1,310          1,256           1,143              --           3,709
Operating expenses
   Selling, general and administrative expenses              745          1,647           1,572             481           4,445
   Depreciation and amortization                              42            154             138              20             354
                                                        --------       --------        --------        --------        --------
     Total operating expense                                 787          1,801           1,710             501           4,799
                                                        --------       --------        --------        --------        --------

Segment operating income (loss)                         $    523       $   (545)       $   (567)       $   (501)       $ (1,090)
                                                        ========       ========        ========        ========        ========

Six Months Ended February 28, 2005
Net revenues                                            $ 10,298       $ 10,364        $ 24,535        $     --        $ 45,197
Cost of revenues                                           7,984          7,518          21,096              --          36,598
                                                        --------       --------        --------        --------        --------
Gross profit                                               2,314          2,846           3,439              --           8,599
Operating expenses
   Selling, general and administrative expenses            1,366          3,301           2,511             820        $  7,998
   Depreciation and amortization                              82            291             320              38             731
                                                        --------       --------        --------        --------        --------
     Total operating expense                               1,448          3,592           2,831             858           8,729
                                                        --------       --------        --------        --------        --------

Segment operating income (loss)                         $    866       $   (746)       $    608        $   (858)       $   (130)
                                                        ========       ========        ========        ========        ========

As of February 28, 2005
Cash                                                    $  3,691       $    715        $     30        $    115        $  4,551
Restricted savings account                                   210             --              --              --             210
Available for sale investments                             2,131             --              --              --           2,131
Accounts receivable                                          831          2,941          10,257              31          14,060
Costs and estimated earnings in excess of billing
   of billing on uncompleted contracts                        --             --           2,099              --           2,099
Inventory, net                                                19          3,567           6,874              --          10,460
Other current assets                                          80            215             429              32             756
Deferred tax asset                                           563             --             451              --           1,014
Property and equipment, net                                  104          2,109           1,490             311           4,014
Goodwill                                                   3,579          6,330           1,253              --          11,162
Other intangible assets, net                                 887          1,258             467              --           2,612
Other long term assets                                        43            154              --              25             222
                                                        --------       --------        --------        --------        --------

Total Segment Assets                                    $ 12,138       $ 17,289        $ 23,350        $    514        $ 53,291
                                                        ========       ========        ========        ========        ========


Three Months Ended February 29, 2004
Net revenues                                            $  5,294       $  4,881        $  2,635        $     --        $ 12,810
Cost of revenues                                           4,268          3,255           2,135              --           9,658
                                                        --------       --------        --------        --------        --------
Gross profit                                               1,026          1,626             500              --           3,152
Operating expenses
   Selling, general and administrative expenses              535          1,321             392             209           2,457
   Depreciation and amortization                              47            147              31               6             231
                                                        --------       --------        --------        --------        --------
     Total operating expense                                 582          1,468             423             215           2,688
                                                        --------       --------        --------        --------        --------

Segment operating income (loss)                         $    444       $    158        $     77        $   (215)       $    464
                                                        ========       ========        ========        ========        ========

Six Months Ended February 29, 2004
Net revenues                                            $  8,120       $ 10,399        $  4,497        $     --        $ 23,016
Cost of revenues                                           6,537          6,966           3,606              --          17,109
                                                        --------       --------        --------        --------        --------
Gross profit                                               1,583          3,433             891              --           5,907
Operating expenses
   Selling, general and administrative expenses              846          2,623             784             406           4,659
   Depreciation and amortization                              80            295              62               9             446
                                                        --------       --------        --------        --------        --------
     Total operating expense                                 926          2,918             846             415           5,105
                                                        --------       --------        --------        --------        --------

Segment operating income (loss)                         $    657       $    515        $     45        $   (415)       $    802
                                                        ========       ========        ========        ========        ========

As of August 31, 2004
Cash                                                    $  2,767       $    633        $     50        $      8        $  3,458
Restricted savings account                                   210             --              --              --             210
Certificates of deposit                                       69             --              --              --              69
Available for sale investments                             1,959             --              --              --           1,959
Accounts receivable                                          844          3,601          11,442               7          15,894
Costs and estimated earnings in excess of billing
   of billing on uncompleted contracts                        --             --           1,879              --           1,879
Inventory, net                                                11          3,253           6,482              --           9,746
Other current assets                                         227            198             358              32             815
Deferred tax asset                                           563             --             451              --           1,014
Property and equipment, net                                   37          2,121           1,649             231           4,038
Goodwill                                                   3,580          5,957             655              --          10,192
Other intangible assets, net                                 962          1,012             137              --           2,111
Other long term assets                                        43             94              19              28             184
                                                        --------       --------        --------        --------        --------

Total Segment Assets                                    $ 11,272       $ 16,869        $ 23,122        $    306        $ 51,569
                                                        ========       ========        ========        ========        ========

Item 2.  Management's Discussion And Analysis.

Fortune Diversified Industries, Inc. (formerly known as WOW Entertainment, Inc. and prior to that American Gaming & Entertainment, Ltd.), is a Delaware corporation incorporated in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and such subsidiaries unless the context otherwise requires. The Company is the parent company of Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"); Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); Commercial Solutions, Inc. (Commercial Solutions); James H. Drew Corp. (JH Drew); PDH, Inc. (PDH); Cornerstone Wireless Services, Inc. (Cornerstone Wireless); Magtech Services, Inc. (Magtech); Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Innovative Telecommunications Consultants, Inc. (ITC); Telecom Technology Corp.
(TTC); StarQuest Wireless Services, Inc. (StarQuest); Women of Wrestling, Inc.
(WOW); and Murphy Development, Ltd (Murphy). Additionally, effective April 5, 2005, the Company purchased all of the common stock of CSM, Inc., the holding corporation for the companies operating as Century II Staffing and subsidiaries (collectively "CSM").

The Company's current operating focus is achieved through its Manufacturing and Distribution Segment (Kingston, Commercial Solutions, and Nor-Cote); its Wireless Infrastructure Segment (PDH, Cornerstone Wireless, Cornerstone Construction, Magtech, TTC, StarQuest, JH Drew, and ITC) and its Professional Business Solutions Segment (PSM and CSM).

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

Commercial Solutions is a distributor for commercial products of Thomson, Inc. (RCA products including televisions, DVD, and other electronic products), Panasonic (televisions, DVD, and other electronic products), and Rubbermaid (carts, cleaning equipment, trash receptacles, and other products). Additionally, beginning March 1, 2005 Commercial Solutions began selling the LG/Zenith commercial line of television products. Effective April 1, 2005, Commercial Solutions will lose its distributor agreement with Thomson, Inc. Commercial Solutions sells to distributors covering various territories in North America and to the hotel/ motel and healthcare industries.

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


Wireless Infrastructure Segment
-------------------------------

The Company's Wireless Infrastructure segment is conducted through its JH Drew, PDH, Cornerstone Wireless, Magtech, Cornerstone Construction, ITC, and TTC and StarQuest subsidiaries. JH Drew is a specialty contractor in the field of infrastructure, including fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel. JH Drew has been operating over fifty years serving contractors and state departments of transportation, and has established relationships in the industry, earning a well-respected reputation for reliability and quality.

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

ITC is a technical services company that provides customer specific turnkey solutions for wireless equipment manufacturers and wireless service providers. Technical services include switch and radio base station engineering as well as providing the site, survey, delivery, installation and integration process for the implementation of end user equipment offered by a wide range of wireless equipment manufacturers. Nationwide availability is provided by individual program management allowing ITC to offer maintenance solutions for the continuous development of existing service provider's wireless networks. Effective February 28, 2005, ITC acquired the assets of EI Solution, Inc. This acquisition expanded the product service capabilities that ITC can offer to wireless equipment manufacturers and wireless service providers.

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


Professional Business Solutions Segment
---------------------------------------

The Company's Professional Business Solutions segment is conducted through its PSM and effective April 5, 2005, CSM subsidiaries. PSM and CSM, Professional Employer Organizations (PEO), provide cost-effective employee administrative solutions to companies in 37 states nationwide. The companies provide services typically managed by a company's internal human resources and accounting departments - including payroll and tax processing and management, worker's compensation and risk management, benefits administration, unemployment administration, human resource compliance services, 401k and retirement plan administration and employee assessments.



RESULTS OF OPERATIONS: COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004
---------------------------------------

Manufacturing and Distribution
------------------------------

Revenues

Revenues for the quarter ended February 28, 2005 were $4.680 million compared to $4.881 million for the quarter ended February 29, 2004, a decrease of $201,000 or 4%. Year to date revenues for the six months ended February 28, 2005 were down slightly at $10.364 million compared to $10.399 million for the six months ended February 29, 2004. Segment revenues decreased despite the Company reporting only one month of activity for the quarter and year to date ended February 28, 2004 in its Commercial Solution subsidiary. Revenue for Commercial Solutions, a start up company in February 2004, increased by $497,000 (net of intercompany sales to Kingston) for the three months ended February 28, 2005 and increased $1.66 million (net of intercompany sales to Kingston) for the six months ended February 28, 2005. Although Commercial Solutions had an increase in pro forma revenues compared to the previous year, revenues were down dramatically in the second quarter compared to previous quarters. The decrease is primarily attributable to the depletion of healthcare television inventory in November 2004 due to lack of product availability from a key supplier. Historically this product line has generated 40% of Commercial Solutions revenues. Kingston revenues decreased $698,000 or 30% for the quarter ended February 28, 2005 and decreased by $1.494 million or 30% for the six months ended February 28, 2005. Second quarter revenue decreased due mainly to lack of healthcare television set availability from Commercial Solutions, Kingston's supplier for the product. Nor-Cote's revenues decreased 1% for the quarter from $2.417 million as compared to $2.446 million over the same period in the prior year. Year to date revenues decreased 4% from $5.214 million as compared to $5.009 million. The decrease in Nor-cote's revenues is attributable mainly to loss of sales and customers in the CD/DVD and tag & label markets in the US along with heavy price competition of local ink suppliers, mainly in the CD/DVD market in Asia. The decrease in revenues was partially offset by an increase in POP/decal ink revenues in the US and plastic container ink in Asia. Nor-Cote entered the POP/decal market with its acquisition of Ink-Source, Inc. on September 30, 2004. Year to date revenues as a result of this acquisition were $280,000.

Commercial Solutions lost its master distributor agreement with Thomson, Inc., manufacturer of healthcare television sets and other commercial products, starting April 2005. The Company expects to regain market share through an agreement with LG/ Zenith and began selling their line of products in March 2005. Additionally Commercial Solutions has hired a national sales manager to sell directly to the hotel/ motel and healthcare facilities throughout the U.S. Management expects a reduction in sales volume for Commercial Solutions in the third quarter as a result of these changes, however, anticipates higher gross margin over the remaining fiscal year due to a stronger customer mix for products from new suppliers. Kingston will continue to sell the RCA product line, but will buy product direct through Thomson, Inc. Kingston has expanded its commercial television product line by offering its customers the LG/ Zenith brand of televisions in March 2005. Kingston's gross margin has been adversely affected by sales to insolvent customers. As a result, Kingston developed procedures to improve its processes of extending credit, collection of receivables and purchasing policies. Nor-Cote expects to launch new products in several new markets in the current and subsequent fiscal year. The new products are driven by a significant increase in research and development. Nor-Cote increased spending for research and development by approximately $62,000 or 34% for the six months ended February 28, 2005 as compared to six months ended February 29, 2004. Additionally, Nor-Cote expects to open a new US branch in Atlanta, GA in the fourth quarter in order to support the POP/ decal markets in the U.S.

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

The demand for some of Nor-Cote's new products, such as the membrane switch for high ticket durable goods, is sensitive to interest rate fluctuations and consumer spending.

Gross Profits

Gross profits for the quarter ended February 28, 2005 were $1.256 million or 27% of revenues compared to $1.626 million or 33% of revenues for the quarter ended February 29, 2004. Year to date gross profits for the six months ended February 28, 2005 were $2.846 million or 28% of revenues compared to $3.433 million or 33% of revenues over the same period in the prior year. The decrease in gross profits was due mainly to Kingston's decrease in year to date sales along with an $85,000 direct write off of damaged inventory in the second quarter.

The gross profit percentage decrease was due mainly to the addition of Commercial Solutions in February 2004 with reported gross profit of 7% quarter to date and year to date February 28, 2005. Compared to Kingston and Nor-Cote, this gross profit percentage is substantially lower due to the nature of Commercial Solutions primary product, commercial television sets and its customer base consisting of other distributors.

Operating Income

Operating income for the quarter ended February 28, 2005 was ($545,000), compared to $158,000 for the quarter ended February 29, 2004, a decrease of $698,000. Operating income was down $1,261,000 for the six months ended February 28, 2005 as compared to six months ended February 29, 2004. The decrease in operating income was due to the decreased sales of Kingston and Nor-Cote combined with the increase in general and administrative expenses of Nor-Cote due to the hiring of additional personnel. Operating income also decreased due to $100,000 increase to bad debt expense for customer receivables in the first fiscal quarter 2005.


Wireless Infrastructure
-----------------------

Revenues

Revenues for the quarter ended February 28, 2005 were $9.835 million compared to $2.635 million for the quarter ended February 29, 2004, an increase of $7.2 million. Year to date revenues for the six months ended February 28, 2005 were $24.535 million compared to $4.497 million for the six months ended February 29, 2004, and increase of $20.038 million. The increase in revenues is due mainly to the acquisition of JH Drew on April 30, 2004. JH Drew reported revenues of $7.461 million for the quarter ended February 28, 2005 and $19.417 million for the six months ended February 28, 2005. JH Drew, the Company's largest contributor to net revenue, had decreased sales in the second quarter ended February 28, 2005 as expected primarily attributable to the seasonality of the highway construction business in the Midwest states during the period. JH Drew has significant contract backlog at February 28, 2005. As a result, management anticipates improved sales, gross margin, and profitability for JH Drew over the next two fiscal quarters. ITC, which was acquired on May 1, 2004, reported $621,000 in revenues for the quarter ended February 28, 2005 and $1.161 million for the six months ended February 28, 2005. Net combined revenues of the other subsidiaries in the wireless infrastructure division decreased $882,000 for comparative quarters ended February 28, 2005 and 2004, and decreased $540,000 for the six months ended February 28, 2005 as compared to the six months ended February 29, 2004. This quarter to date and year to date decrease was due primarily to Cornerstone Construction, which reported revenue at $532,000 for the quarter ended February 28, 2005 as compared to $1.8 million for quarter ended February 28, 2004. Cornerstone Construction 2005 year to date revenues were $1.652 million as compared to $2.865 million for 2004. The decrease was due mainly to inclement weather conditions that existed in the Midwest during the Company's second quarter. PDH reported revenues of $526,000 for quarter ending February 28, 2005 as compared to $252,000 for the previous year's quarter, a 108% increase. PDH also reported a 91% increase in revenues year over year due to increased activity in the wireless communications industry and an increase in customer base. Cornerstone Wireless and Magtech reported revenues of $462,000 for quarter ending February 28, 2005 as compared to $144,000 for the previous year's quarter, a 220% increase. These subsidiaries reported a 199% increase in revenues year over year due mainly to the acquisition of Magtech on November 1, 2004.

With additional capital investment by wireless carriers in the wireless communications industry, the Company expects an increase in future revenues in its PDH, Cornerstone Wireless, Magtech, ITC and Cornerstone Construction subsidiaries. In addition to increased activity in the industry, the Company's acquisition of ITC in May 2004, Magtech in November 2004, and EI Solution on February 28, 2005, further increased the Company's ability to offer turnkey services to wireless carriers, thus creating a competitive advantage over companies who do not offer these services. This growth has created the demand for increased investment in working capital. This investment in working capital may require additional debt or equity financing.


Gross Profits

Gross profit for the quarter ended February 28, 2005 was $1.143 million representing 12% of revenues, compared to $500,000 representing 19% of revenues for the quarter ended February 29, 2004. Year to date gross profits for the six months ended February 28, 2005 were $3.439 million or 14% of revenues compared to $891,000 or 20% of revenues for the six months ended February 29, 2004. The increase in the gross profit dollars is due mainly to the acquisitions of JH Drew and ITC. JH Drew reported gross profit of $385,000 and $1.749 million for the quarter and six months ended February 28, 2005. ITC reported gross profit of $246,000 and $467,000 for the quarter and six months ended February 28, 2005. PDH reported gross profits of $455,000 for the six months ending February 28, 2005 as compared to $215,000 for six months ended 2004. Cornerstone Wireless and Magtech reported gross profits of 298,000 for six months ended February 28, 2005 as compared to 73,000 for six months ended 2004. These increases were somewhat offset by the decrease in gross profits year to date of Cornerstone Construction. Cornerstone Construction reported gross profit for the six months ended February 28, 2005 of $228,000 as compared to $379,000 for the six months ended February 29, 2004.

The decrease in gross profit as a percentage of revenues was due mainly to the lower profit margins JH Drew generates due to being in the highway construction industry as compared to certain other subsidiaries in the segment which operate in the service industry.


Operating Income (Loss)

Operating income (loss) for the quarter ended February 28, 2005 was ($567,000) compared to $77,000 for the quarter ended February 29, 2004, a decrease of $649,000. Operating income for the six months ended February 28, 2005 was $608,000 as compared to $45,000 for the six months ended February 29, 2004. The increase in year to date operating income was due mainly to the acquisitions of JH Drew and ITC. JH Drew reported operating income of $148,000 and ITC reported operating income of $286,000 for the six months ended February 28, 2005. Combined operating income of the other subsidiaries in the wireless infrastructure division increased $124,000 for the six months ended February 28, 2005 as compared to the six months ended February 29, 2004 due mainly to increased revenues.


Business Solutions
------------------
Revenues

Revenues for the quarter ended February 28, 2005 were $5.634 million compared to $5.294 million for the quarter ended February 29, 2004, representing a 6% increase. Year to date revenues for the six months ended February 28, 2005 were $10.298 million compared to $8.120 million for the six months ended February 29, 2004. PSM was acquired by the Company on October 1, 2003 and only reported five months of activity for year to date end February 29, 2004.

PSM has increased its customer base over the last year and recently opened a new office in Dayton, OH in the fourth quarter of fiscal year 2004. Though PSM's primary focus involves fee revenue associated with the administration of payroll and related services, the Company continues to expand other services including human resource outsourcing, employment training and testing. The business variables that the Company works to overcome include the volatile insurance industry, government regulations on employment, and the risk of PSM's partially self funded insurance reserves.


Gross Profit

Gross profit for the quarter ended February 28, 2005 was $1.310 million representing 23% of sales, compared to $1.026 million representing 19% of sales for the quarter ended February 29, 2004. Year to date gross profits for the six months ended February 28, 2005 were $2.314 million or 22% compared to $1.583 or 19% for the six months ended February 29, 2004. The increase in gross profit as a percentage of sales was mainly due to PSM's estimated over funding of its health insurance reserve of $397,000.

Operating Income

Operating income for the quarter ended February 28, 2005 was $523,000, compared to $444,000 for the quarter ended February 29, 2004, an increase of $79,000. Operating income for the six months ended February 28, 2005 was $866,000 or 8% of revenues, as compared to $657,000 or 8% of revenues, for the five months ended February 29, 2004. The increase in profits from the health insurance reserve adjustments were offset by additional costs, mainly in the hiring additional sales and other HR professionals in order to increase client base and service expanding client base.


Holding Company
---------------

The Company's Holding Company does not have any income producing operating assets. As such, the operating loss is equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the quarter ended February 28, 2005 were $501,000, compared to $215,000 for the quarter ended February 29, 2004, an increase of $286,000 or 133%. Operating expenses for the six months ended February 28, 2005 were $858,000, compared to $415,000 for the quarter ended February 29, 2004, an increase of $443,000 or 106%. This increase was due mainly to an increase in (a) accounting fees of 72% and legal fees of 160% primarily attributable to Company growth through acquisitions, and (b) a 65% increase in internal salaries due to hiring of additional personnel mainly in administration, accounting and information technology departments. The Company expects to double its budget in fiscal year 2005 for personnel and outside accounting and consulting due primarily to Sarbanes Oxley legislation. In order to absorb these increased costs the Company is looking to outside investors to provide financing through various private stock offering arrangements, or a move to a national stock exchange.

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

Interest expense for the quarter and six months ended February 28, 2005 was $323,000 and $589,000 compared to $94,000 and $189,000 for the quarter and six months ended February 29, 2004. The Company financed a large portion of the acquisition of JH Drew on May 1, 2004. Additionally, a line of credit was established in February 2004 to support the supply of inventory on hand needed for Commercial Solutions. Increase in the prime interest rate during the second quarter of 2005 contributed significantly to a 21% increase in interest expense in the second quarter over the first quarter of fiscal year 2005.

Income taxes for the first quarter of 2005 resulted in a state income tax expense of $64,000. Federal income tax expense for the same period was offset through the release of the Company's valuation allowance to the extent of current period earnings. Despite a significant taxable loss in the second quarter of 2005, the Company elected not to recognize an income tax benefit due to management's estimate for net income before taxes to exceed such current period losses during the third and fourth quarters of fiscal year 2005. As of February 28, 2005, the Company reported no additional release of the valuation allowance for future periods. Management deems the likelihood of incurring taxable income from March 1, 2005 through August 31, 2005, in excess of the deferred tax benefit of $1,014,000, to be more likely than not. Management believes a significant portion of the remaining net operating loss carryforwards may be absorbed in 2005. As a result of the release of our valuation allowance to offset 100% of current federal taxes in the first quarter of 2005 and recognition of the deferred tax benefit, our effective tax rate is substantially lower than statutory rates.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of February 28, 2005 the Company had working capital of approximately $7.275 million, composed primarily of cash and equivalents, net accounts receivable, available for sale investments, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts.

The Company's principal sources of liquidity included $6.682 million in cash, cash equivalents and available for sale investments along with availability on various lines of credit of approximately $3.454 million at February 28, 2005. The lines of credit and other bank loans are secured by substantially all assets of the Company and by personal guarantees of the Company's majority stockholder and a different stockholder.

The various debt agreements contain restrictive covenants which limit, among other things, certain mergers and acquisitions, redemptions of common stock, and payment of dividends. In addition, the Company must meet certain financial ratios (as defined) and is subject to annual capital expenditure limitations.

Cash flows from operations for the six month period ended February 28, 2005 of $912,000 along with an increase in short-term borrowings of $2.630 million was more than offset by cash used for capital expenditures of $451,000 and business acquisitions of $690,000.

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

Over the next 12 months, the Company plans to hire additional employees in all of its segments; however, the hiring of these employees will be approximately correlated with an increase in operating revenue. The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facilities and possible new debt or equity sources. The Company believes that there will be sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future. We are considering the repayment of a portion of our debt during 2005 by registering our securities and moving to a national securities exchange.


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

(c)      Sales of Unregistered Securities by Company

Date                  Title of            Amount of           Recipient of
Of Sale               Securities          Sold Securities     Issued Securities
-------------         -----------------   -----------------   -----------------
February 28, 2005    Common Stock         450,000             Ryan Smith    (1)

(1) Per the Terms of the Asset Purchase Agreement between Innovative Telecommunications Consultants, Inc., a subsidiary of the Company, EI Solution, Inc., and other parties, Ryan Smith, is to receive 450,000 shares of the Company's Common Stock as partial consideration for certain assets of EI Solution, Inc. 250,000 of those shares are to vest immediately and the remainder of those shares are to vest upon the achievement of certain performance criteria by EI Solution, Inc.

Item 3. Defaults Upon Senior Securities.
------  -------------------------------

     None

Item 4. Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

     None

Item 5. Other Information.
------  -----------------

     None

Item 6. Exhibits and Reports on Form 8-K.
------  --------------------------------

(a) Exhibits
      2.1 Agreement and Plan of Merger filed with the State of Tennessee on April 5, 2005, by and among the Company, CSM, CSM Merger Corporation, Carter M. Fortune, Marc Fortune, Greg Daily, Harbinger Mezzanine Partners, L.P., Doug Altenbern, Jeff Gould, Bob Boston, and Don Denbo. (1)
      31.1   Rule 15d-14(a) Certification of CEO
      31.2   Rule 15d-14(a) Certification of CFO
      32.1   Section 1350 Certification of CEO
      32.2   Section 1350 Certification of CFO


         (1) This Exhibit is incorporated by reference from the Company's Current Report on 8-K dated April 11, 2005.


(b) Reports on Form 8-K.

     The following reports were filed by the Company during the second quarter of fiscal year 2005:

         None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Fortune Diversified Industries, Inc.
                                                  (Registrant)

Date:  April 13, 2005                  By: /s/ Carter M. Fortune
                                           --------------------------------
                                           Carter M. Fortune,
                                           Chief Executive Officer



Date:  April 13, 2005                  By: /s/ Amy Gallo
                                           --------------------------------
                                           Amy Gallo,
                                           Chief Financial Officer