Form 10KSB/A
period 2004-08-31
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2005-04-22
CIK 851249

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.       $66,882,000
                                                               -----------

As of November 29, 2004 the aggregate market value of the voting Common Stock of the Company held by non-affiliates of the registrant, based on the final sale price on such date, was approximately $15,538,112.

As of November 29, 2004 there were 102,470,944 shares of the Company's voting Common Stock outstanding.

                                    EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB amends our Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 that was originally filed on November 29, 2004. This amendment corrects the sections related to the reporting of shares held by the Company's Control Group due to the filing of a Schedule 13D/A on April 21, 2005, which filing removes Mr. Kingston from the Company's Control Group effective July 31, 2004. This filing additionally adds a footnote to a table that was mistakenly left out of the original filing. The amendments have no effect on the Company's financial statements, however Note 2 to the financial statements is being amended to the extent that note is affected by the exclusion of Mr. Kingston from the Control Group.

The following Items have been amended:

     1) Cover Page. The aggregate market value of the voting Common stock of the Company held by non-affiliates of the registrant has been adjusted to account for the exclusion of Robert J. Kingston from the Control Group and his resignation as a director of the registrant.

     2) Part 1, Item 1. Description of Business. The description of the Control Group has been modified to exclude Robert J. Kingston and the section describing Acquisition of Ownership was modified to describe Robert J. Kingston's withdrawal from the Control Group.

     3) Part 2, Item 7. Financial Statements. Note 2, Acquisition of Ownership discussion was amended to exclude Robert J. Kingston from the Control Group and the discussion of Acquisition of Ownership was amended to include Robert J. Kingston's withdrawal from the Control Group.

     4) Part 3, Item 11. The tables and footnotes describing Security Ownership of Certain Beneficial Ownership and Management were revised to exclude Robert J. Kingston and his owned shares from the Control Group. The incorrect placement of footnote in the table listing Security Ownership of Management was corrected, and a footnote 4 was added to the table describing the Security Ownership of Management.

Besides the changes to the sections listed above, no other changes have been made to the Form 10-KSB dated November 29, 2004.

This Amendment continues to speak as of the date of the original Annual Report, and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the original Annual Report. Accordingly, this Form 10KSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendments to those filings.

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

                                  Control Group

In order to better understand the Company's business organization and development, it is important to know that as of August 31, 2004, Messrs. Fisbeck, Fortune, Wolcott, Jr. and Schafir, along with the Norman G. Wolcott, Sr. and Lucile H. Wolcott Revocable Trust of 1995, Marital Trust and the Norman
G. Wolcott, Sr. and Lucile H. Wolcott Revocable Trust of 1995, Survivor's Trust are considered members of a "group" deemed to beneficially own 83,906,375 shares of the Company's Common Stock representing 81.951% of the outstanding Common Stock of the Company, which totals 102,386,444 shares. Individually, each of the above persons has the sole voting and dispositive power over the following number of shares of the Company's Common Stock as of August 31, 2004: John F. Fisbeck, 17,087,023 (or 16.689%), Carter M. Fortune, 41,328,108 (or 40.365%),
Norman G. Wolcott, Jr., individually, 9,537,515 (or 9.315%), Norman G. Wolcott Jr., as Trustee of the Norman G. Wolcott, Sr. and Lucille H. Wolcott Revocable Trust of 1995 Marital Trust and the Norman G. Wolcott, Sr. and Lucille H. Wolcott Revocable Trust of 1995 Survivor's Trust (the "Wolcott Trusts"), 2,853,729 (or 2.787%), and Harlan M. Schafir, 13,100,000 (or 12.795%).

                       Acquisition of Ownership

Addition / Withdrawal of Robert J. Kingston to/from the Control Group
--------------------------------------------------------------------

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

Mr. Kingston was elected to the Board of Directors of the Company by shareholders Messrs. Fisbeck and Fortune without a meeting by written consent pursuant to section 228 of the General Corporation Law of the State of Delaware in lieu of holding a meeting. Such election was agreed to in writing in a document entitled Voting Agreement, dated July 31, 2002, which is an exhibit of the Stock Purchase Agreement. On July 31, 2004 Mr. Kingston voluntarily resigned from the Company's Board and subsequently a Schedule 13D/A was filed removing Mr. Kingston from the Control Group effective July 31, 2004.

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

Addition of Harlan M. Schafir to the Control Group
--------------------------------------------------

Effective as of October 1, 2003, pursuant to the three related Agreements and Plans of Merger ("Merger Agreements") as part of the purchase price for all of the outstanding shares of PSM, the Company issued 13,100,000 shares of Common Stock to Harlan M. Schafir.

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

If Mr. Schafir desires to sell any or all of the Company's Common Stock held by him pursuant to the October 1, 2003 stock purchase agreement, he must simultaneously make demand upon Carter M. Fortune, Robert J. Kingston, and the
Company:

 (i) Within 10 days of demand, Carter M. Fortune and Robert J. Kingston shall comply with the terms of the Option Agreement Fortune/Kingston/Schafir);

 (ii) If Carter M. Fortune and Robert J. Kingston fail to comply with the terms of the Option Agreement (Fortune/Kingston/Schafir) then to the extent of Carter M. Fortune's and Robert J. Kingston's non-compliance within 20 days of demand, the Company shall comply with the terms of the Option Agreement (Company/Schafir);and

(iii)      If the Company fails to comply with the terms of the Option
           Agreement (Company/Schafir) then to the extent of the Company's non-compliance within 30 days of demand, Mr. Schafir may then execute upon the Merrill Lynch Pledged Collateral Account Control Agreement (relating to Carter M. Fortune), the Merrill Lynch Pledged Collateral Account Control Agreement (relating to Robert J. Kingston) and the Merrill Lynch Pledged Collateral Account Control Agreement (relating to the Company) on a pro-rata basis based upon the market value of the assets contained in each of the pledged collateral accounts.


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

                                     Part II


Item 7.  FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Acquisition of Ownership

In order to better understand the Company's business organization and development, it is important to know that as of August 31, 2004, Messrs. Fisbeck, Fortune, Wolcott, Jr. and Schafir, along with the Norman G. Wolcott, Sr. and Lucile H. Wolcott Revocable Trust of 1995, Marital Trust and the Norman
G. Wolcott, Sr. and Lucile H. Wolcott Revocable Trust of 1995, Survivor's Trust are considered members of a "group" deemed to beneficially own 83,906,375 shares of the Company's Common Stock representing 82.0% of the outstanding Common Stock of the Company, which totals 102,386,444 shares. Individually, each of the above persons has the sole voting and dispositive power over the following number of shares of the Company's Common Stock as of August 31, 2004: John F. Fisbeck, 17,087,023 (or 16.689%), Carter M. Fortune, 41,328,108 (or 40.365%), Norman G.
Wolcott, Jr., individually, 9,537,515 (or 9.315%), Norman G. Wolcott Jr., as Trustee of the Norman G. Wolcott, Sr. and Lucille H. Wolcott Revocable Trust of 1995 Marital Trust and the Norman G. Wolcott, Sr. and Lucille H. Wolcott Revocable Trust of 1995 Survivor's Trust (the "Wolcott Trusts"), 2,853,729 (or 2.787%), and Harlan M. Schafir, 13,100,000 (or 12.795%).

Addition/Withdrawal of Robert J. Kingston to/from the Control Group
---------------------------------------------------

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

Mr. Kingston was elected to the Board of Director's of the Company by Shareholders, Messrs. Fisbeck and Fortune without a meeting by written consent pursuant to Section 228 of the General Corporation Law of the State of Delaware in lieu of holding a meeting. Such election was agreed to in writing in a document entitled Voting Agreement, dated July 31, 2002, which is an exhibit of the Stock Purchase Agreement. On July 31, 2004 Mr. Kingston voluntarily resigned from the Company's Board and subsequently a Schedule 13D/A was filed removing Mr. Kingston from the Control Group effective July 31, 2004.


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

If Mr. Schafir desires to sell any or all of the Company's Common Stock held by him pursuant to the October 1, 2003 stock purchase agreement, he must simultaneously make demand upon Carter M. Fortune, Robert J. Kingston, and the
Company:

 (i) Within 10 days of demand, Carter M. Fortune and Robert J. Kingston shall comply with the terms of the Option Agreement (Fortune/Kingston/Schafir);

 (ii) If Carter M. Fortune and Robert J. Kingston fail to comply with the terms of the Option Agreement (Fortune/Kingston/Schafir) then to the extent of Carter M. Fortune's and Robert J. Kingston's non-compliance within 20 days of demand, the Company shall comply with the terms of the Option Agreement (Company/Schafir);and

 (iii) If the Company fails to comply with the terms of the Option Agreement (Company/Schafir) then to the extent of the Company's non-compliance within 30 days of demand, Mr. Schafir may then execute upon the Merrill Lynch Pledged Collateral Account Control Agreement (relating to Carter M. Fortune), the Merrill Lynch Pledged Collateral Account Control Agreement (relating to Robert J. Kingston) and the Merrill Lynch Pledged Collateral Account Control Agreement (relating to the Company) on a pro-rata basis based upon the market value of the assets contained in each of the pledged collateral accounts.


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

                                    Part III

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

                  Name and Address of       Amount and Nature of     Percent
Title of Class    Beneficial Owner          Beneficial Ownership(1)  of Class
--------------    ----------------          -----------------------  --------
Common Stock      John F. Fisbeck           84,906,375(2)            82.9
                  6402 Corporate Drive
                  Indianapolis, IN 4627

Common Stock      Carter M. Fortune         84,906,375(2),(3)        82.9
                  6402 Corporate Drive
                  Indianapolis, IN 46278

Common Stock      Robert J. Kingston        7,892,754                7.7
                  6402 Corporate Drive
                  Indianapolis, IN 46278

Common Stock     Norman G. Wolcott, Jr.     84,906,375(2)            82.9
                 6402 Corporate Drive
                 Indianapolis, IN  46278

Common Stock     Harlan M. Schafir          84,906,375(2)            82.9
                 6402 Corporate Drive
                 Indianapolis, IN 46278

Common Stock     Norman G. Wolcott, Sr.     84,906,375 (2)           82.9
                 and Lucille H. Wolcott
                 Revocable Trust of 1995
                 Marital Trust and the
                 Norman G. Wolcott, Sr.
                 and Lucile H. Wolcott
                 Trust of 1995, Survivor's
                 Trust
                 6402 Corporate Drive
                 Indianapolis, IN 46278

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

(2) As the Control Group, Messrs. John F. Fisbeck, Carter M. Fortune,
Norman G. Wolcott, Jr., Harlan M. Schafir and the Wolcott Trusts beneficially own, as defined in Footnote No.1 of this table, 84,906,375 shares of Common Stock, as of November 29, 2004. Individually, each person has sole dispositive and voting power over the following shares of Common Stock: John F.
Fisbeck, 17,087,023(16.7%); Carter M. Fortune, 41,328,108(40.4%); Norman G.
Wolcott, Jr., 9,537,515 (9.3%); Norman G. Wolcott, Jr. as Trustee for the Wolcott Trusts, 2,853,729 (2.8%); and Harlan M. Schafir,
13,100,000 (12.8%).

(3) As an interest holder in Fortune Real Estate Development, LLC, Carter M. Fortune has shared voting and dispositive power over 1,000,000 shares of Company Common Stock held by that entity (.98%). This amount is included in the beneficial holding reported for the Control Group.

                        Security Ownership of Management

The following table sets forth information as of November 29, 2004 with respect to (i) each current director, (ii) all individuals serving as the Company's executive officers during the fiscal year ended August 31, 2004, and (iii) all current directors and all such executive officers as a group. Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities. An asterisk (*) indicates beneficial ownership of less than 1%.

                 Name and Address of          Amount and Nature of             Percent
Title of Class   Beneficial Owner             Beneficial Ownership (1)         of Class
--------------   ----------------------       ------------------------         --------
Common Stock     Carter M. Fortune               84,906,375(2)(3)(4)             82.9
                 6402 Corporate Drive
                 Indianapolis, IN 46278

Common Stock     David A. Berry                  200,000                           *
                 6402 Corporate Drive
                 Indianapolis, IN 46278

Common Stock     Amy E. Gallo                    100,000                           *
                 6402 Corporate Drive
                 Indianapolis, IN  46278

Common Stock     K.L. Sipe                       200,000                           *
                 6402 Corporate Drive
                 Indianapolis, IN  46278

Common Stock     Harlan M. Schafir               84,906,375 (2)                  82.9
                 6402 Corporate Drive
                 Indianapolis, IN  46278

Common Stock     All current executive officers  85,506,375                      83.5
                 and directors as a group

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

(2) As more fully described in Footnote 2 to the Table listing the Security Ownership of Certain Beneficial Owners, the beneficial ownership reported in this table of Messrs. Fortune and Schafir includes the beneficial ownership imputed to them as members of the Control Group as of November 29, 2004.

(3) Subject to certain rights and restrictions contained in the Agreements and Plans of Merger and Option Agreements to which Harlan Schafir is a party, Carter
M. Fortune has a contingent right to purchase 2,500,000 shares of the Company's Common Stock owned by Mr. Schafir through a call option. Also, pursuant to an Option Agreement by an among Norman G. Wolcott, Jr., the Wolcott Trust, Carter Fortune, and the Company, Mr. Fortune has the right to purchase all of the 12,391,244 shares of the Company's Common Stock held by Mr. Wolcott and held by the Wolcott Trusts. This purchase could be made through a call option held by Mr. Fortune that is subject to the rights and restrictions stated in that Option Agreement. Each of these contingent call rights is potentially exercisable within 60 days from the date of this Report on Form 10KSB.

(4) As an interest holder in Fortune Real Estate Development, LLC, Carter M. Fortune has shared voting and dispositive power over 1,000,000 shares of Company Common Stock held by that entity (.98%). This amount is included in the beneficial holding reported for the Control Group.

ITEM 13.      EXHIBITS

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




                                  FORTUNE DIVERSIFIED INDUSTRIES, INC.



Date:  April 21, 2005              By: /s/ Carter M. Fortune
                                       -----------------------
                                       Carter M. Fortune,
                                       Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date:  April 21, 2005                 /s/ Carter M. Fortune
                                      ------------------------------------------
                                      Carter M. Fortune, Chief Executive Officer
                                      and Chairman of the Board


Date:  April 21, 2005                 /s/ Amy E. Gallo
                                      ------------------------------------------
                                      Amy E. Gallo, Principal Financial Officer


Date:  April 21, 2005                 /s/ David A. Berry
                                      ------------------------------------------
                                      David A. Berry, Director