Form 10QSB
period 2005-05-31
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2005-07-14
CIK 851249

                United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10QSB

  (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2005

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

Commission file number                  0-19049

                      Fortune Diversified Industries, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Indiana                                      20-2803889
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                6402 Corporate Drive, Indianapolis, Indiana 46278
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (317) 532-1374
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On July 13, 2005, there were 10,549,094 shares of the Company's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                      FORTUNE DIVERSIFIED INDUSTRIES, INC.
                                   FORM 10-QSB
                   For The Quarterly Period Ended May 31, 2005

                                      INDEX

                                                                                                     Page(s)
                                                                                                     -------
PART  I.    Financial Information

   ITEM 1.  Financial Statements

                Consolidated Balance Sheets as of May 31, 2005
                (unaudited) and August 31, 2004                                                          1

                Consolidated Statements of Operations for the Nine Months
                Ended May 31, 2005 (unaudited )and May 31, 2004 (unaudited)                              2

                Consolidated Statements of Operations for the Three Months
                Ended May 31, 2005 (unaudited) and May 31, 2004 (unaudited)                              3

                Consolidated Statements of Stockholders' Equity as of
                May 31, 2005 (unaudited) and August 31, 2004                                             4

                Consolidated Statements of Cash Flows for the Nine Months
                Ended May 31, 2005 (unaudited) and May 31, 2004 (unaudited)                              5

                Notes to Unaudited Interim Consolidated Financial Statements                             6

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                         24

   ITEM 3.  Controls and Procedures                                                                     32

PART II.    Other Information

   ITEM 1.  Legal Proceedings                                                                           32

   ITEM 2.  Changes in Securities and Use of Proceeds                                                   32

   ITEM 3.  Defaults upon Senior Securities                                                             33

   ITEM 4.  Submission of Matters to a Vote of Security Holders                                         33

   ITEM 5.  Other Information                                                                           33

   ITEM 6.  Exhibits and Reports on Form 8-K                                                            33

            Signatures                                                                                  34

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                                                                   UNAUDITED          AUDITED
                                                                                     MAY 31,         AUGUST 31,
                                                                                      2005              2004
CURRENT ASSETS
     Cash and equivalents                                                            $  3,925         $  3,527
     Restricted savings account                                                         1,234              210
     Available for sale investments                                                     2,118            1,959
     Accounts receivable, net                                                          18,904           15,894
     Costs and estimated earnings in excess of billings
        on uncompleted contracts                                                        2,165            1,879
     Inventory, net                                                                     9,589            9,746
     Deferred tax asset                                                                 1,070            1,014
     Prepaid expenses and other current assets                                          1,593              815
                                                                                     --------         --------
         Total Current Assets                                                          40,598           35,044
                                                                                     --------         --------

OTHER ASSETS
     Property, plant & equipment, net                                                   4,560            4,038
     Goodwill                                                                          12,068           10,192
     Other intangible assets, net                                                       5,539            2,111
     Other long term assets                                                               452              184
                                                                                     --------         --------
         Total Other Assets                                                            22,619           16,525
                                                                                     --------         --------

         TOTAL ASSETS                                                                $ 63,217         $ 51,569
                                                                                     ========         ========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Lines of credit                                                                 $ 13,918         $  7,948
     Current maturities of long-term debt                                               2,616            1,999
     Current maturities of long-term debt - related party                                  34               47
     Accounts payable                                                                   7,405            4,670
     Due to related party                                                                   -               29
     Health and workers' compensation reserves                                          4,817            3,750
     Accrued expenses                                                                   5,969            5,414
     Billings in excess of costs and estimated earnings on
        uncompleted contracts                                                           1,695            1,912
     Other current liabilities                                                            105              101
                                                                                     --------         --------
         Total Current Liabilities                                                     36,559           25,870
                                                                                     --------         --------

LONG-TERM LIABILITIES

     Line of credit - related party                                                  $  6,618         $  6,268
     Long-term debt - related party, less current maturities                               69              106
     Long-term debt, less current maturities                                            5,329            6,254
     Other long-term liabilities                                                          253              253
                                                                                     --------         --------
         Total Long-term Liabilities                                                   12,269           12,881
                                                                                     --------         --------

         Total Liabilities                                                             48,828           38,751
                                                                                     --------         --------

STOCKHOLDERS' EQUITY
     Common stock                                                                       1,033            1,008
     Additional paid-in capital and warrants outstanding                               16,910           15,893
     Accumulated deficit                                                               (3,632)          (4,089)
     Accumulated other comprehensive income                                                78                6
                                                                                     --------         --------
         Total Stockholders' Equity                                                    14,389           12,818
                                                                                     --------         --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 63,217         $ 51,569
                                                                                     ========         ========

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                      MAY 31,          MAY 31,
                                                                       2005             2004
NET REVENUES BUSINESS SOLUTIONS SEGMENT (GROSS
         BILLINGS OF $124,911,000 LESS WORKSITE
         EMPLOYEE PAYROLL COST OF $106,323,000)                      $ 18,588         $ 13,108
NET REVENUES WIRELESS INFRASTRUCTURE SERVICES                           8,713            6,184
NET REVENUE WIRELESS INFRASTRUCTURE PRODUCTS                           33,771            4,278
NET REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT                    16,029           16,701
                                                                     --------         --------

TOTAL NET REVENUES                                                     77,101           40,271
                                                                     --------         --------

COST OF REVENUES BUSINESS SOLUTIONS SEGMENT                            14,382           10,586
COST OF REVENUES WIRELESS INFRASTRUCTURE SERVICES                       5,691            4,791
COST OF REVENUES WIRELESS INFRASTRUCTURE PRODUCTS                      30,306            3,464
COST OF REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT                11,492           11,468
                                                                     --------         --------

TOTAL COST OF REVENUES                                                 61,871           30,309
                                                                     --------         --------

GROSS PROFIT                                                           15,230            9,962

OPERATING EXPENSES
     Selling, general and administrative expenses                      12,812            7,696
     Depreciation and amortization                                      1,203              681
                                                                     --------         --------
         Total Operating Expenses                                      14,015            8,377
                                                                     --------         --------

OPERATING INCOME                                                        1,215            1,585
                                                                     --------         --------

OTHER INCOME (EXPENSE)
     Interest income                                                       29               68
     Interest expense                                                    (972)            (330)
     Gain (loss) on investments in marketable securities, net             (42)              29
     Exchange rate gain                                                    50                -
     Other income (expense)                                               177              (45)
                                                                     --------         --------
         Total Other Income (Expense)                                    (758)            (278)
                                                                     --------         --------

NET INCOME BEFORE PROVISION
  FOR INCOME TAXES                                                        457            1,307

PROVISION FOR INCOME TAXES                                                  -              (25)
                                                                     --------         --------

NET INCOME                                                           $    457         $  1,282
                                                                     --------         --------

BASIC INCOME PER SHARE                                               $    .04         $    .13
                                                                     --------         --------

DILUTED INCOME PER SHARE                                             $    .04         $    .13
                                                                     --------         --------

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                MAY 31,          MAY 31,
                                                                 2005             2004
NET REVENUES BUSINESS SOLUTION SEGMENT (GROSS
        BILLINGS OF $51,868,000 LESS WORKSITE
        EMPLOYEE PAYROLL COST OF $43,578,000)                  $  8,290         $  4,988
NET REVENUE WIRELESS INFRASTRUCTURE SERVICES                      3,690            1,687
NET REVENUE WIRELESS INFRASTRUCTURE PRODUCTS                     14,259            4,278
NET REVENUE MANUFACTURING AND DISTRIBUTION SEGMENT                5,665            6,302
                                                               --------         --------

TOTAL NET REVENUES                                               31,904           17,255
                                                               --------         --------

COST OF REVENUES BUSINESS SOLUTIONS SEGMENT                       6,398            4,049
COST OF REVENUES WIRELESS INFRASTRUCTURE SERVICES                 2,296            1,185
COST OF REVENUES WIRELESS INFRASTRUCTURE PRODUCTS                12,605            3,464
COST OF REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT           3,974            4,502
                                                               --------         --------

TOTAL COST OF REVENUES                                           25,273           13,200
                                                               --------         --------

GROSS PROFIT                                                      6,631            4,055

OPERATING EXPENSES
     Selling, general and administrative expenses                 4,814            3,037
     Depreciation and amortization                                  472              235
                                                               --------         --------
        Total Operating Expenses                                  5,286            3,272
                                                               --------         --------

OPERATING INCOME                                                  1,345              783
                                                               --------         --------

OTHER INCOME (EXPENSE)
     Interest income                                                 11               38
     Interest expense                                              (383)            (141)
     Exchange rate gain                                              (9)               -
     Other income                                                    50              (16)
                                                               --------         --------
        Total Other Income (Expense)                               (331)            (119)
                                                               --------         --------

NET INCOME BEFORE PROVISION
  FOR INCOME TAXES                                                1,014              664

PROVISION FOR INCOME TAXES                                           64              (25)
                                                               --------         --------

NET INCOME                                                     $  1,078         $    639
                                                               ========         ========

BASIC INCOME PER SHARE                                         $    .10         $    .06
                                                               ========         ========

DILUTED INCOME PER SHARE                                       $    .10         $    .06
                                                               ========         ========

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                   ADDITIONAL
                                                 PAID-IN CAPITAL  COST OF ACCUMULATED ACCUMULATED OTHER     TOTAL    COMPREHENSIVE
                                          COMMON  AND WARRANTS   TREASURY   EARNINGS    COMPREHENSIVE   STOCKHOLDERS    INCOME
                                          STOCK   OUTSTANDING      STOCK   (DEFICIT)       INCOME          EQUITY       (LOSS)
BALANCE AT AUGUST 31, 2004               $ 1,008     $ 15,893     $ -       $ (4,089)       $  6           $ 12,818     $ 2,523
                                         =======     ========     ===       ========        ====           ========     =======
Issuance of 223,450 shares of common
  stock for acquisitions                      23        1,017       -              -           -              1,040           -
Conversion of stock options                    2            -       -              -           -                  2           -
Net income                                     -            -       -            457           -                457         457
Translation adjustments, net of tax            -            -       -              -           5                  5           5
Net unrealized investments gains, net
 of tax                                        -            -       -              -          67                 67          67
                                         -------     --------     ---       --------        ----           --------     -------
BALANCE AT MAY 31, 2005                  $ 1,033     $ 16,910     $ -       $ (3,632)       $ 78           $ 14,389     $ 3,052
                                         =======     ========     ===       ========        ====           ========     =======

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                   MAY 31,          MAY 31,
                                                                                    2005             2004
                                                                                  --------         --------
OPERATING ACTIVITIES
     Net Income                                                                   $    457         $  1,282
     Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
        Depreciation and amortization                                                1,203              681
        Gain on sale of investments                                                     40              (29)
        Loss on disposal of fixed assets                                                 5
        (Increase) decrease in certain operating assets:
           Restricted cash                                                            (737)
           Accounts receivable                                                      (2,338)          (3,616)
           Costs and estimated earnings in excess of billings on
              uncompleted contracts                                                   (286)             167
           Inventory                                                                   263           (1,165)
           Recoverable income taxes                                                      -              142
           Other current assets                                                        170              (56)
           Other long term assets                                                       27             (178)
        Increase (decrease) in certain operating liabilities:
           Accounts payable                                                          1,419              551
           Accrued expenses and other current liabilities                           (2,748)            (203)
           Billings in excess of costs and estimated earnings on
              uncompleted contracts                                                   (217)             807
                                                                                  --------         --------
              Net Cash Used by Operating Activities                                 (2,742)          (1,617)
                                                                                  --------         --------

INVESTING ACTIVITIES
     Capital Expenditures                                                           (1,164)            (659)
     Purchases of available for sale securities                                       (132)          (2,044)
     Proceeds from sale of available for sale securities                                 -              689
     Proceeds from sale of certificates of deposits                                      -               19
     Acquisition of productive assets and businesses, net of cash received          (1,371)          (8,644)
                                                                                  --------         --------
              Net Cash Used by Investing Activities                                 (2,667)         (10,639)
                                                                                  --------         --------

FINANCING ACTIVITIES
     Borrowings short term debt - related party                                        800                -
     Payments to related party                                                        (827)            (230)
     Net borrowings under line of credit                                             5,970            7,463
     Borrowings on long-term debt                                                    1,248            4,265
     Payments on long-term debt                                                     (1,718)            (688)
     Borrowings on long-term debt - related party                                      350            4,113
     Payments on long-term debt - related party                                        (21)             (13)
                                                                                  --------         --------
              Net Cash Provided by Financing Activities                              5,802           14,910
                                                                                  --------         --------

              Effect of exchange rate changes on cash                                    5              222

NET INCREASE IN CASH AND EQUIVALENTS                                                   398            2,876

CASH AND EQUIVALENTS
     Beginning of Period                                                             3,527              885
                                                                                  --------         --------

     End of Period                                                                $  3,925         $  3,761
                                                                                  ========         ========

SUPPLEMENTAL DISCLOSURES
     Noncash investing and financing activities:
        Unrealized net gain (loss) on marketable securities                             67             (241)
        Interest paid                                                                  865              320

See Accompanying Summary of Accounting Policies and Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2004 annual report on Form 10-KSB filed by Fortune Diversified Industries, Inc. (together with all its subsidiaries, the "Company"). The accompanying unaudited consolidated financial statements have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The operating results for the nine-month period ended May 31, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Nature of Business: The Company is the parent company of Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"); CSM, Inc. and subsidiaries (collectively "CSM"); Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); Commercial Solutions, Inc. (Commercial Solutions); James H. Drew Corp. (JH
Drew); PDH, Inc. (PDH); Magtech Services, Inc. (Magtech); Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Innovative Telecommunications Consultants, Inc. (ITC); Telecom Technology Corp. (TTC); StarQuest Wireless Services, Inc. (StarQuest); Women of Wrestling, Inc. (WOW); and Murphy Development, Ltd (Murphy).

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

Comprehensive Income: Comprehensive income refers to the change in an entity's equity during a period resulting from all transactions and events other than capital contributed by and distributions to the entities' owners. For the Company, comprehensive income is equal to net income plus the change in unrealized gains or losses on investments and the change in foreign currency translation adjustments. The Company has elected to report comprehensive income in the consolidated statements of stockholders' equity.

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

In its Wireless Infrastructure Segment, PDH, Cornerstone Construction, ITC, and Magtech enter into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within six months. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached. Additionally, in the Wireless Infrastructure Segment, JH Drew, a construction company, recognizes revenue using the percentage of completion method on contracts in process. Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated costs of the contract. The estimated total cost of a contract is based upon management's best estimate of the remaining costs that will be required to complete a project. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs and estimated earnings in excess of billings on uncompleted contracts are shown as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are shown as a current liability. Anticipated losses on contracts, if any, are recognized when they become evident. TTC and StarQuest recognize revenue when product is shipped and installation is complete.

In its Business Solutions Segment, PSM and CSM, licensed Professional Employer Organizations (PEO's), bill clients under their Professional Services Agreement, which includes each worksite employee's gross wages, plus additional charges for employment related taxes, benefits, workers' compensation insurance, administrative and record keeping, as well as safety, human resources, and regulatory compliance consultation. All wages, taxes and insurance coverages are provided under PSM's and CSM's federal, state, and local or vendor identification numbers. No identification or recognition is given to the client when these monies are remitted or calculations are reported. All calculations or amounts PSM and CSM owe the government and its employment insurance vendors are based on the experience levels and activity of PSM and CSM with no consideration to client detail. There is no direct relationship between what the PSM and CSM pay versus what is billed to a client. PSM and CSM bill the client their worksite employees' gross wages plus an overall service fee that includes all components of employment related taxes, employment benefits insurance, and administration of those items. This service fee is intended to cover PSM's and CSM's cost of those items and yield a profit to PSM and CSM. What is paid to the government and vendors is different than what is charged to the client due to the different methods of calculation as to what PSM and CSM owe those entities versus what the client is charged. The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience. All charges by PSM and CSM are invoiced along with each periodic payroll delivered to the client.

PSM and CSM report revenues in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. PSM and CSM report revenues on a gross basis, the total amount billed to clients for service fees which includes health and welfare benefit plan fees, workers' compensation insurance, unemployment insurance fees, and employment-related taxes. PSM and CSM report revenues on a gross basis for such fees because PSM and CSM are the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. However, PSM and CSM report revenues on a net basis for the amount billed to clients for worksite employee salaries and wages. This accounting policy of reporting revenue net as an agent versus gross as a principal has no effect on gross profit, operating income, or net income.

PSM and CSM account for their revenues using the accrual method of accounting. Under the accrual method of accounting, revenues are recognized in the period in which the worksite employee performs work. PSM and CSM accrue revenues for service fees, health and welfare benefit plan fees, workers' compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. PSM and CSM accrue unbilled receivables for payroll and payroll taxes, service fees, health and welfare benefits plan fees, workers' compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each year, such costs are paid and the related service fees are billed.

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

Property, Equipment, and Depreciation: Property and equipment are carried at cost and includes expenditures for new additions and those, which substantially increase the useful lives of existing assets. Depreciation is computed at various rates by use of the straight-line method and certain accelerated methods. Depreciable lives are generally ranging from 3 to 30 years. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property or equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts in the year of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement asset. The provision for depreciation amounted to $817,000 for the nine months ended May 31, 2005.

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

Research and Development Costs: Research and development costs are expensed as incurred and totaled $353,000 for the nine month period ended May 31, 2005. Research and development expense is recorded in the Company's Nor-Cote subsidiary.

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

NOTE 2 - ACQUISITIONS

Ink Source, Inc.

The Company's Nor-Cote subsidiary, acquired certain assets and assumed certain liabilities of Ink Source through an asset purchase agreement entered into as of September 30, 2004 by and among Ink Source, Inc. a Wisconsin corporation ("Seller"), Michael Sloan ("Shareholder") and Nor-Cote International, Inc., an Indiana corporation ("Purchaser). Purchased assets in the agreement include, at a minimum, goodwill, customer lists, customer deposits, proprietary property and products, prepaid expenses, software, furniture, equipment, machinery and other intellectual property. Nor-Cote accepted and assumed $239,747 of specifically identified accounts payable and bank debt. In addition to the assumed liabilities, the consideration given as part of the transaction was $220,000, which was consideration for a non-compete agreement with Michael Sloan. Additionally 400,000 restricted shares of the Company's common stock vest per the employment agreement with Michael Sloan in two years based upon certain sales volume criteria within the Ink Source division as detailed in the agreement. The value of the contingent shares were included as a component in the purchase price in the Company's February 28, 2005 Form 10QSB. The shares were removed from the purchase price during the quarter ending May 31, 2005 as management deemed the contingent consideration is tied to employment under Emerging Issues Task Force 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination". Ink Source provides technology in Ultra Violet point of purchase
(POP) inks to round out the suite of ink products provided by Nor-Cote.

MAGTECH Services, Inc.

In November 2004, the Company acquired all of the assets and certain liabilities of Magtech pursuant to an Asset Purchase Agreement effective November 1, 2004. The acquired assets include all fixed assets, accounts receivable, certain intangible assets, sales proposals and like documents and contracts. The Company accepted and assumed certain specific accounts payable and all of the sellers' rights and executory obligations under the Assumed Contracts, as defined in the Asset Purchase Agreement, to be performed after the Closing Date (as defined in the Asset Purchase Agreement) (excluding any obligations or liabilities of the sellers under any assumed contracts that were to have been performed, fulfilled or satisfied on or prior to the Closing Date). In addition to the assumed liabilities, the consideration given for the acquired assets was $445,213 cash and 484,500 restricted shares of the Company's stock. Of the 484,500 shares, 84,500 shares vested immediately in the seller and the remaining 400,000 shares are contingent upon certain EBIT requirements through the period November 1, 2004 to October 31, 2006, as defined in the agreement. The 484,500 shares are valued at the closing price of the Company's stock on the date of purchase at $.70 share. The contingent stock consideration is included as a component of the purchase price in accordance with Emerging Issues Task Force 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," under arrangements not affected by employment termination. The consideration is included in permanent equity under SFAS 141 as management of the Company deems likelihood that payment of such contingent consideration is beyond a reasonable doubt. Magtech operates in the Company's Wireless Infrastructure segment.

EI Solution, Inc.

The Company's ITC subsidiary acquired all of the assets of EI Solution, Inc. pursuant to an Asset Purchase Agreement effective February 28, 2005. The acquired assets include personnel, certain intangible assets, sales proposals and like documents and contracts. The consideration given for the acquired assets was $175,000 cash and 450,000 restricted shares of the Company's stock. Of the 450,000 shares, 250,000 shares vested immediately in the seller and the vesting of the remaining 200,000 shares is contingent upon certain sales requirements through the period March 1, 2005 to February 28, 2006, as defined in the agreement. The 250,000 shares are valued at the closing price of the Company's stock on the date of purchase at $.40 share. Vesting of the contingent stock consideration is deemed remote and is not included as a component of the purchase price in accordance with SFAS 141 business combinations. EI Solution operates in the Company's Wireless Infrastructure segment under ITC's name and management team.

CSM, Inc.

On April 5, 2005 the Company completed its acquisition of CSM, Inc. ("CSM") and its subsidiary companies pursuant to an Agreement and Plan of Merger (the "Agreement") by and between the Company, CSM, CSM Merger Corporation, Carter M. Fortune, Marc Fortune, Greg Daily, Harbinger Mezzanine Partners, L.P., Doug Altenbern, Jeff Gould, Bob Boston, and Don Denbo. CSM is the holding company for Century II Staffing, Inc. ("Century II") and other related subsidiary entities. CSM is a professional employer organization that is based in Tennessee. The purpose of the acquisition was to facilitate the Company's growth in the PEO industry. The terms of the Agreement include, among other things, the payment of approximately $2 million by the Company to retire certain debts owed by CSM, the payment of approximately $700,000 in cash by the Company to the shareholders of CSM, $450,000 of which shall be held in escrow for payment of certain tax debts that may be owed by CSM, and the issuance of 1,500,000 restricted shares of the Company's Common Stock to be held in escrow until such time as the shares may be earned by the shareholders of CSM upon the achievement of certain financial performance measures by Century II. The effective date of the acquisition for accounting purposes was April 1, 2005. As a result, two months of operations are included in the Company's Unaudited Consolidated Statement of Operations for the nine months ended May 31, 2005.

Per the agreement the 1,500,000 restricted shares will vest over the three year period from April 1, 2005 through March 31, 2008 based upon annual EBITDA calculations. For every $1.70 of EBITDA in excess of $850,000 during each twelve month period, one share of Common Stock will vest. Vesting is limited to 500,000 shares annually and no carryover of excess earnings is permitted. The vested shares of Common Stock can be put to Carter M. Fortune during the period June 1, 2008 to September 30, 2008 at $1.033 per share. In addition, any holder of vested shares may only exercise his/ her Put if the Company's common stock is not listed on the OTC Bulletin Board or any national securities exchange during the thirty day period preceding the exercise period or if the average bid price per share during the thirty day period preceding the exercise period is less than the put price. The 1,500,000 shares are valued at the closing price of the Company's stock on the date of purchase at $.40 share. The contingent stock consideration is included as a component of the purchase price in accordance with SFAS 141, "Business Combinations" and Emerging Issues Task Force 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," under arrangements not affected by employment termination. The consideration is included in permanent equity under SFAS 141 as management of the Company deems likelihood that payment of such contingent consideration is beyond a reasonable doubt. CSM operates in the Company's Business Solutions Segment.

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of Ink Source, Magtech, EI Solutions and CSM at the acquisition dates (amounts in thousands):

Ink-Source:

   Accounts receivable, net                                   $     66
   Inventory, net                                                  106
   Property and equipment                                           57
   Goodwill                                                         13
   Intangible assets                                               342
                                                              --------
                                                                   584
                                                              --------
   Accounts payable                                                 80
   Notes Payable                                                   160
   Other accrued liabilities                                       124
                                                              --------
                                                                   364
                                                              --------
                                                              $    220
                                                              ========

   Cash consideration                                         $    220
                                                              --------
                                                              $    220
                                                              ========
Magtech:

   Accounts receivable, net                                   $    304
   Other current assets                                             66
   Property and equipment                                            6
   Goodwill                                                        412
   Intangible assets                                               102
                                                              --------
                                                                   890
                                                              --------

   Accounts payable                                                 64
   Other accrued liabilities                                        42
                                                              --------
                                                                   106
                                                              --------
                                                              $    784
                                                              ========

   Cash consideration                                         $    445

   Fair value of common stock consideration                        339
                                                              --------
                                                              $    784
                                                              ========

EI Solution:
   Goodwill                                                         40
   Intangible assets                                               250
                                                              --------
                                                                   290
                                                              --------

 Other accrued liabilities                                          15
                                                              --------
                                                                    15
                                                              --------
                                                              $    275
                                                              ========

Cash consideration                                            $    175

Fair value of common stock consideration                           100
                                                              --------
                                                              $    275
                                                              ========
CSM:

   Cash                                                       $  2,704
   Accounts receivable, net                                        302
   Prepaid expenses and other current assets                     1,290
   Property and equipment                                          132
   Goodwill                                                      1,111
   Intangible assets                                             3,100
   Notes receivable                                                300
                                                              --------
                                                                 8,939
                                                              --------

   Accounts payable                                              1,146
   Other accrued liabilities                                     2,661
   Deferred revenue                                              1,361

Other current liabilities                                          171
                                                              --------
                                                                 5,339
                                                              --------
                                                              $  3,600
                                                              ========

   Cash consideration                                         $  3,000

   Fair value of common stock consideration                        600
                                                              --------
                                                              $  3,600
                                                              ========

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

                                              Nine months        Nine months
                                                 Ended              Ended
                                                 May 31,           May 31,
                                                  2005               2004
                                             -------------      -------------
Net revenue                                  $      86,112      $      84,880
Cost of revenues                                    69,461             68,871
                                             -------------      -------------

Gross profit                                        16,651             16,009
Operating expenses                                  16,458             14,013
                                             -------------      -------------

Operating income                                       193              1,996
Other income (expenses)                               (800)              (741)
                                             -------------      -------------

Net income before taxes                                607              1,255
                                             -------------      -------------

Taxes                                                    0                 25
                                             -------------      -------------
Net income                                             607              1,230
                                             =============      =============

Net Income Available for Common
 Stockholders                                $         607      $       1,230
                                             =============      =============

Basic Income Per Share:                      $         .06      $         .12
                                             =============      =============

Diluted Income Per Share:                    $         .06      $         .12
                                             =============      =============

Shares Outstanding:

Basic weighted average number of common
shares outstanding                              10,549,094         10,549,094
Dilutive effect of conversion of options                --                 --
                                             -------------      -------------

         Total Shares Outstanding               10,549,094         10,549,094
                                             =============      =============

NOTE 3 - ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Accounts receivable and contracts receivable include the following (amounts in thousands):

                                          Unaudited        Audited
                                           May 31,       August 31,
                                            2005            2004
                                         ----------      ----------
Amounts currently due                    $   13,919      $   12,005
Contracts in process
      Progress billing                        4,630           4,560
      Retainages                              1,665             576
                                         ----------      ----------
                                             20,214          17,141

Less allowance for doubtful accounts         (1,175)         (1,112)
Less allowance for sales returns               (135)           (135)
                                         ----------      ----------
                                         $   18,904      $   15,894
                                         ==========      ==========

NOTE 4 - COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

Information related to contracts in progress are as follows (amounts in thousands):

                                          Unaudited        Audited
                                           May 31,       August 31,
                                            2005            2004
                                         ----------      ----------
Cost incurred on uncompleted contracts   $   28,450      $   24,475
Estimated earnings recognized to date
  on uncompleted contracts                    6,869           5,502
                                         ----------      ----------
                                             35,319          29,977

Less billings on uncompleted contracts      (34,849)        (30,010)

                                         ----------      ----------
      Net                                $      470      $      (33)
                                         ==========      ==========

The net amount is included in the accompanying consolidated balance sheets under the following captions (amounts in thousands):

                                          Unaudited        Audited
                                           May 31,       August 31,
                                            2005            2004
                                         ----------      ----------
Costs and estimated earnings in excess
  of billings on uncompleted contracts   $    2,165      $    1,879
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts                                   1,695           1,912
                                         ----------      ----------

                                         $      470      $      (33)
                                         ==========      ==========

NOTE 5 - INVENTORIES

Inventories reflected on the accompanying consolidated balance sheets are summarized as follows (amounts in thousands):

                                          Unaudited        Audited
                                           May 31,       August 31,
                                            2005            2004
                                         ----------      ----------
Raw materials                            $      831      $      559
Work-in-process                                  76              12
Finished goods                                8,982           9,425
Less inventory reserve                         (300)           (250)
                                         ----------      ----------

                                         $    9,589      $    9,746
                                         ==========      ==========

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, including capital leases, is comprised of the following (amounts in thousands):

                                          Unaudited        Audited
                                           May 31,       August 31,
                                            2005            2004
                                         ----------      ----------
Land and building                        $    1,951      $    1,903
Machinery and equipment                       5,506           5,181
Research equipment                              384             380
Office equipment                              3,426           2,943
Vehicles                                      3,157           3,631
Leasehold improvements                          147             151
                                         ----------      ----------

                                         $   14,571      $   14,189

Less accumulated depreciation               (10,011)        (10,151)
                                         ----------      ----------

                                         $    4,560      $    4,038
                                         ==========      ==========

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as reclassified for the adoption of SFAS 142, are as follows (amounts in thousands):

                BUSINESS     MANUFACTURING AND      WIRELESS        HOLDING       SEGMENT
                SOLUTIONS      DISTRIBUTION      INFRASTRUCTURE     COMPANY       TOTALS
               ----------    -----------------   --------------   ----------    ----------
Goodwill
at August
31, 2004       $    3,580       $    5,957         $      655     $      -0-    $   10,192

Goodwill
Acquired            1,111               13                752            -0-         1,876

Impairment
losses                -0-              -0-                -0-            -0-           -0-

               ----------       ----------          ---------     ----------    ----------
Goodwill
at May
31, 2005       $    4,691       $    5,970         $    1,407     $      -0-    $   12,068
               ==========       ==========         ==========     ==========    ==========

The total amount of goodwill that is deductible for tax purposes is $1,823 at May 31, 2005.

The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets (amounts in thousands):

                                           AT MAY 31, 2005                             AT AUGUST 31, 2004
                               ----------------------------------------     ----------------------------------------
                                                              WEIGHTED                                     WEIGHTED
                                  GROSS                       AVERAGE         GROSS                         AVERAGE
                                CARRYING      ACCUMULATED      AMORT         CARRYING      ACCUMULATED       AMORT
                                 AMOUNT      AMORTIZATION      PERIOD         AMOUNT      AMORTIZATION      PERIOD
                               ----------     ----------     ----------     ----------     ----------     ----------
Customer Relationships         $    3,748     $      421         10 YRS     $    1,824     $      239         10 YRS
Non-compete                           484            181          4 YRS            234            122          4 YRS
Non-compete                         1,229            161          5 YRS            399             73          5 YRS
Non-compete                           100             36          3 YRS            100             12          3 YRS
Non-compete                           200             13         10 YRS            -0-            -0-          0 YRS
                               ----------     ----------         ------     ----------     ----------         ------

 Intangible assets
   subject to amortization     $    5,761     $      812          8 YRS     $    2,557     $      446          7 YRS
                               ----------     ----------         ------     ----------     ----------         ------

Tradename                             590            -0-              -            -0-            -0-              -
                               ----------     ----------         ------     ----------     ----------         ------

   Intangible assets not
   subject to amortization            590            -0-              -            -0-            -0-              -
                               ----------     ----------         ------     ----------     ----------         ------

   Total                            6,351     $      812          8 YRS     $    2,557     $      446          7 YRS
                               ==========     ==========         ======     ==========     ==========         ======

Intangible asset amortization expense for the nine months ended May 31, 2005 was $386,000 which includes $20,000 of amortization related to loan origination fees.

Amortization expense on intangible assets currently owned by the Company at May 31, 2005 for each of the next five fiscal years are approximately as follows
  (amounts in thousands):

        2006                                             825
        2007                                             752
        2008                                             733
        2009                                             629
        2010                                             500
2011 and thereafter                                    1,510
                                                       -----

       Total                                           4,949
                                                       =====

NOTE 8 - LINES OF CREDIT AND DEBT ARRANGEMENTS

Lines of Credit:

Effective February 28, 2005, the Company entered into an agreement with the bank for a $13.0 million revolving line of credit available through February 28, 2006. Effective April 13, 2005 through a loan modification agreement with the bank, the Company increased its line of credit with the bank $1 million, for an aggregate amount of $14 million. Effective June 10, 2005 the Company increased its line of credit with the bank $5 million, for an aggregate amount of $19 million. Interest on the line is charged at .5% less than the credit facility's Prime Rate. The funds from this line of credit were used to pay off all of the Company's other lines of credit with the same bank. Borrowings under the old lines of credit as of August 31, 2004 were $7.948 million. As of May 31, 2005 $13.918 million was borrowed on this line of credit.

The aforementioned lines of credit are secured by substantially all assets of the Company and personal guarantees of the Company's majority stockholder and a different stockholder.

The Company also has a $7 million long-term unsecured line of credit with a stockholder available through May 1, 2007. Interest on the line is charged at 3% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to $6.618 million at May 31, 2005 and $6.268 million at August 31, 2004.

Total unused lines of credit amounted to approximately $464,000 at May 31, 2005 and approximately $2.535 million at July 13, 2005.

Long-term debt arrangements:

      Long-term debt consisted of the following (amounts in thousands):

                                                                           Unaudited     Audited
                                                                            May 31,     August 31,
                                                                              2005         2004
                                                                           ---------    --------
Notes payable to financial institutions:

  $2,400 reducing term loan with monthly line reductions equal to 1/60th of the loan amount through maturity date, July 15, 2009. Interest is variable at .5% less than the credit facility's Prime Rate. The loan is secured by the business assets of Kingston, with a second lien on
  assets pledged by a stockholder.                                         $     -0-    $    2,400

  $2,160 reducing term loan with monthly line reductions equal to 1/54th of the loan amount through maturity date, June 15, 2009. Interest is variable a .5% less than the credit facility's Prime Rate. The loan is secured by the business assets of the Company, with a second lien on
  assets pledged by a stockholder.                                             2,040           -0-

  $1,200 reducing term loan with monthly line reductions equal to 1/24th of the loan amount through maturity date, March 31, 2007. Interest is variable at .5% less than the credit facility's Prime Rate. The loan is secured by the business assets of the Company, with a second lien
  on assets pledged by a stockholder.                                            -0-           -0-

  $2,000 reducing term loan with monthly line reductions equal to 1/60th of the loan amount through maturity date, July 15, 2009. Interest is variable a .5% less than the credit facility's Prime Rate. The loan is secured by the business assets of Nor-Cote, with a second lien on
  assets pledged by a stockholder.                                               -0-         2,000

  $1,800 reducing term loan with monthly line reductions equal to 1/54th of the loan amount through maturity date, June 15, 2009. Interest is variable a .5% less than the credit facility's Prime Rate. The loan is secured by the business assets of the Company, with a second lien on
  assets pledged by a stockholder.                                             1,700           -0-

  $1,950 secured term loan with monthly line reductions equal to 1/54th of the loan amount through maturity date, April 30, 2009. Interest is variable at Prime rate less .5% The loan is secured by the business assets of JH Drew, with guarantees by the Company's majority stock-
  holder and a different stockholder.                                            -0-         1,853

  $1,690 secured term loan with monthly line reductions equal to 1/54th of the loan amount through maturity date, April 30, 2009. Interest is variable at Prime rate less .5% The loan is secured by the business is secured by the business assets of the Company, with guarantees by
  the Company's majority stockholder and a different stockholder.              1,563           -0-

  $2,050 secured term loan with monthly line reductions equal to 1/36th of the loan amount through maturity date, April 30, 2007. Interest is variable at Prime rate less .5% The loan is secured by the business assets of JH Drew, with guarantees by the Company, the Company's
  majority stockholder and a different stockholder.                              -0-         1,879

  $1,594 secured term loan with monthly line reductions equal to 1/30th of the loan amount through maturity date, April 30, 2007. Interest is variable at Prime rate less .5% The loan is secured by the business assets of the Company, with guarantees by the Company's majority
  stock-holder and a different stockholder.                                    1,375           -0-

  $1,200 secured term loan with monthly line reductions equal to 1/24th of the loan amount through maturity date, April 30, 2007. Interest is variable at Prime rate less .5% The loan is secured by the business assets of the Company, with guarantees by the Company's majority
  stock-holder and a different stockholder.                                    1,150           -0-

  Due in monthly installments of $2.105 including interest at ranges from 4.9% to 9.03% through October 2007.
  Secured by vehicles.                                                            27            23

Debt with stockholder:

  Due in monthly installments of $3.637 including interest at 4.00%
  though September 2008.
  Secured by vehicles.                                                           103           153

Capital Leases:

  Due in monthly installments of $5.472, including interest at 4.00%
  though February 2007.
  Secured by vehicles and equipment.                                              90            98
                                                                           ---------    ----------

                                                                               8,048         8,406

  Less current maturities                                                     (2,650)       (2,046)

                                                                           ---------    ----------
                                                                           $   5,398    $    6,360
                                                                           =========    ==========

Principal payments due on long-term debt outstanding at May 31, 2005 are approximately as follows (amounts in thousands):

       2006                         2,650
       2007                         2,596
       2008                         1,530
       2009                         1,272
2010 & thereafter                       -
                                  -------

                                  $ 8,048
                                  =======

NOTE 9 - STOCKHOLDERS' EQUITY

The following are the details of the Company's common stock as of May 31, 2005 and August 31, 2004:

                                                          Number of Shares
                                   --------------------------------------------------------------
                                    Authorized         Issued        Outstanding        Amount
                                   -----------      -----------      -----------     ------------
May 31, 2005 (Unaudited)
Common stock, $0.10 par value      150,000,000       10,549,094       10,549,094     $      1,033
                                                                                     ============

August 31, 2004 (Audited)
Common stock, $0.10 par value      150,000,000       10,238,644       10,238,644     $      1,008
                                                                                     ============

NOTE 10 - INCOME TAXES

The reconciliation for 2005 and 2004 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income rate is as follows:

                                                   Unaudited       Audited
                                                    May 31,       August 31,
                                                      2005           2004
                                                  ----------     -----------
Tax at U.S. Federal statutory rate                    34.0%          34.0%
State and local taxes, net of federal benefit          5.6            5.8
Other                                                    0            1.4
Change in valuation allowance                        (39.6)         (73.3)
                                                     -----          -----
                                                       0.0%         (32.1)%
                                                     =====          =====

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows (in thousands):

                                                   Unaudited       Audited
                                                    May 31,       August 31,
                                                      2005           2004
                                                  ----------     -----------
Current:
  Federal                                         $      126     $       690
  State                                                   20             172
                                                  ----------     -----------
                                                         146             862
                                                  ----------     -----------

Deferred:

   Federal                                              (120)            (55)

   State                                                (229)             (3)
                                                  ----------     -----------
                                                        (349)            (58)

Change in valuation allowance                            203          (1,257)
                                                  ----------     -----------

Net income tax (benefit)                           $       -        $   (453)
                                                  ==========     ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

                                                            (amounts in thousands)
                                                            Unaudited       Audited
                                                             May 31,       August 31,
                                                              2005            2004
                                                           ----------      ----------
Deferred Tax Assets:
    Current:
        Allowances for doubtful accounts and inventory     $      437      $      156
        Accrued liabilities and other                             375             446
    Noncurrent:
        Amortization of covenants                                  52              50
        Depreciation                                              (98)            170
        Net operating losses and other carryforwards            2,546           2,287
                                                           ----------      ----------

                                                                3,312           3,109
    Valuation allowance                                        (2,298)         (2,095)
                                                           ----------      ----------

                                                           $    1,014      $    1,014
                                                           ==========      ==========

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, at May 31, 2005, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $2.298 million valuation allowance at May 31, 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $203,000. At May 31, 2005 the Company has federal net operating loss carryforwards of approximately $4.768 million which expire during the years of 2020, 2021, and 2022. The state tax operating loss carryforwards were approximately $0. The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period. The Company's capital loss carryforward is $933,000 and it expires in the fiscal year ending August 31, 2007. The Company also incurred net operating losses related to European operations that can be carried forward indefinitely.

NOTE 11 - PER SHARE DATA

The following presents the computation of basic income per share and diluted income per share (amounts in thousands):

                                                                       Unaudited        Unaudited
                                                                     Three Months     Three Months
                                                                         Ended            Ended
                                                                        May 31,          May 31,
                                                                         2005             2004
                                                                     ------------     ------------
Net Income Available for Common Stockholders                         $      1,078     $        639
                                                                     ============     ============

Basic Income Per Share:                                              $        .10     $        .06

Diluted Income Per Share:                                            $        .10     $        .06

Shares Outstanding:

      Basic weighted average number of common shares outstanding       10,420,549       10,046,444
      Dilutive effect of conversion of options                                  0                0
                                                                     ------------     ------------

      Total Shares Outstanding                                         10,420,549       10,046,444
                                                                     ============     ============

                                                                       Unaudited        Unaudited
                                                                      Nine Months      Nine Months
                                                                         Ended            Ended
                                                                        May 31,          May 31,
                                                                         2005             2004
                                                                     ------------     ------------
Net Income Available for Common Stockholders                         $        457     $      1,282
                                                                     ============     ============

Basic Income Per Share                                               $        .04     $        .13

Diluted Income Per Share:                                            $        .04     $        .13

                                                                     ------------     ------------
Shares Outstanding:

      Basic weighted average number of common shares outstanding       10,420,549       10,046,444
      Dilutive effect of conversion of options                                  0                0
                                                                     ------------     ------------

      Total Shares Outstanding                                         10,420,549       10,046,444
                                                                     ============     ============


NOTE 12 - RELATED PARTY TRANSACTIONS

The Company leases office and warehouse space from a related party entity. All of the Company's subsidiaries, excluding JH Drew, Nor-Cote, PSM and CSM are located in the facility. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period. The agreement provides for base rent of $20,000 plus 1% of the gross revenues of the Company's Commercial Solution's subsidiary. Following the first twelve-month period, the base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs. The Company recognized rent expense of approximately $196,000 for the nine months ended May 31, 2005.

The Company's JH Drew subsidiary leases three buildings located in Indiana, Tennessee and Missouri with the same related party. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period and provides for base rent of $15,000. Following the first twelve-month period, the base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs. The Company recognized expense of approximately $90,000 for the nine months ended May 31, 2005.

The Company's Nor-Cote subsidiary entered into an operating lease agreement to rent a building with a related party. The lease agreement includes a five-year term with the option to extend the lease for a one-year period. The base rent for the first twelve months of the lease is $7,000 per month. Following the first twelve month period the base rent will be adjusted by the greater of 3% of the base rent or the increase in the Consumer Price Index. In addition Nor-Cote shall pay certain expenses including taxes, assessments, maintenance and repairs to the premises. The Company recognized expense of approximately $63,000 for the nine months ended May 31, 2005.

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

The Company borrowed $600,000 from a stockholder on December 15, 2004. The terms of the promissory note agreement dated December 15, 2004 included interest payable monthly at an annual percentage rate of 6.5%. The $600,000 was paid in full along with accrued interest during quarter ending May 31, 2005.

Following is a summary of all related party liabilities included in the consolidated balance sheets at May 31, 2005 and August 31, 2004 (amounts in thousands):

                               May 31,      August 31,
                                2005           2004
                              ---------     ----------
Due to shareholders                   -            29
Long-term line of credit          6,618         6,268
Installment notes payable           103           153
                              ---------     ---------

Net liabilities)              $   6,721     $   6,450
                              =========     =========

NOTE 13 - SUBSEQUENT EVENTS

Effective June 10, 2005 the Company increased its line of credit with the bank in the amount of $5 million. The funds will be used for future business acquisitions and for short term financing of operations.

Effective June 23, 2005, the Company listed its securities on a national exchange, the American Stock Exchange. Previously the Company was listed on the NASDAQ Over the Counter Bulletin Board Exchange.

Effective June 1, 2005, Carter M. Fortune resigned as Chief Executive Officer of the Company and became Chairman of the Board. John F. Fisbeck was appointed President and Chief Executive Officer of the Company, effective June 1, 2005. Prior to and during the period from June 2000 through May, 2004, Mr. Fisbeck was employed by Merrill Lynch as Senior Financial Advisor and after May 28, 2004 he was employed by Wachovia Securities as Senior Financial Advisor/Branch Office Manager. The material terms of the employment agreement between Mr. Fisbeck and the Company are not yet determined. Mr. Fisbeck was also elected as a Director of the Company on May 27, 2005 through a written consent of the Shareholders of a majority of the Company's voting stock. At the time of this filing it is not known to which committees of the Company's board of directors Mr. Fisbeck will be named.

On May 17, 2005 pursuant to a Written Consent of Stockholders in Lieu of a Meeting, certain stockholders, holding a majority of the Company's outstanding Common Stock, consented to the election of Andy Rayl as a new Director of the Company. Mr. Rayl was appointed to the Company's Audit Committee and was appointed as the Audit Committee's Financial Expert pursuant to a Consent in Lieu of a Special Meeting of the Directors of the Company. The Company has not been a party to any transactions with Mr. Rayl and there are currently no proposed transactions between the Company and Mr. Rayl that meet the criteria described under Item 404 (a) of Regulation S-B.

Effective May 31, 2005, the Company changed its state of domicile from Delaware to Indiana by means of a merger of the Company with and into FDI Indiana, Inc., a newly formed Indiana corporation. As a result the Company Restated its Articles of Incorporation, to change or add certain provisions as required by Indiana law.

Effective June 2, 2005 the Company executed a 1 for 10 reverse split of the Company's Common Stock and amended the Company's Certificate of Incorporation to reflect the change in the par value of the Company's Common Stock from $.01 to $.10. As a result all number of shares data and per share calculations have taken the reverse split into consideration.

NOTE 14 - SEGMENT INFORMATION

                                                  PROFESSIONAL     MANUFACTURING AND     WIRELESS         HOLDING        SEGMENT
                                               BUSINESS SOLUTIONS    DISTRIBUTION     INFRASTRUCTURE      COMPANY         TOTALS
THREE MONTHS ENDED MAY 31, 2005
Net revenues                                        $  8,290           $  5,665           $ 17,949        $      -        $ 31,904
Cost of revenues                                       6,398              3,850             15,025               -          25,273
                                                    --------           --------           --------        --------        --------
Gross profit                                           1,892              1,815              2,924               -           6,631
Operating expenses
  Selling, general and administrative expenses         1,099              1,491              1,731             493           4,814
  Depreciation and amortization                          116                145                179              32             472
                                                    --------           --------           --------        --------        --------
     Total operating expense                           1,215              1,636              1,910             525           5,286
                                                    --------           --------           --------        --------        --------

Segment operating income (loss)                     $    677           $    179           $  1,014        $   (525)       $  1,345
                                                    ========           ========           ========        ========        ========
NINE MONTHS ENDED MAY 31, 2005
Net revenues                                        $ 18,588           $ 16,029           $ 42,484        $      -        $ 77,101
Cost of revenues                                      14,382             11,368             36,121               -          61,871
                                                    --------           --------           --------        --------        --------
Gross profit                                           4,206              4,661              6,363               -          15,230
Operating expenses
  Selling, general and administrative expenses         2,465              4,792              4,242           1,313        $ 12,812
  Depreciation and amortization                          198                436                499              70           1,203
                                                    --------           --------           --------        --------        --------
     Total operating expense                           2,663              5,228              4,741           1,383          14,015
                                                    --------           --------           --------        --------        --------

Segment operating income (loss)                     $  1,543           $   (567)          $  1,622        $ (1,383)       $  1,215
                                                    ========           ========           ========        ========        ========

AS OF MAY 31, 2005
Cash                                                $  3,232           $    885                $ -        $   (192)       $  3,925
Restricted savings account                             1,234                  -                  -               -           1,234
Available for sale investments                         2,118                  -                  -               -           2,118
Accounts receivable                                    1,079              3,365             14,457               3          18,904
Costs and estimated earnings in excess of billing
  of billing on uncompleted contracts                      -                  -              2,165               -           2,165
Inventory, net                                            13              3,728              5,848               -           9,589
Prepaid expenses and other current assets                255                311                581             446           1,593
Deferred tax asset                                       625                  -                389              56           1,070
Loan origination fees, net                                 -                  -                  -              25              25
Property and equipment, net                              233              2,040              1,882             405           4,560
Goodwill                                               4,690              5,970              1,408               -          12,068
Other intangible assets, net                           3,893              1,207                439               -           5,539
Other long term assets                                    43                 84                  -             300             427
                                                    --------           --------           --------        --------        --------

Total Segment Assets                                $ 17,415           $ 17,590           $ 27,169        $  1,043        $ 63,217
                                                    ========           ========           ========        ========        ========

THREE MONTHS ENDED MAY 31, 2004
Net revenues                                        $  4,988           $  6,302           $  5,965        $      -        $ 17,255
Cost of revenues                                       4,049              4,502              4,649               -          13,200
                                                    --------           --------           --------        --------        --------
Gross profit                                             939              1,800              1,316               -           4,055
Operating expenses
  Selling, general and administrative expenses           435              1,490                767             345           3,037
  Depreciation and amortization                           47                142                 39               7             235
                                                    --------           --------           --------        --------        --------
     Total operating expense                             482              1,632                806             352           3,272
                                                    --------           --------           --------        --------        --------

Segment operating income (loss)                     $    457           $    168           $    510        $   (352)       $    783
                                                    ========           ========           ========        ========        ========
NINE MONTHS ENDED MAY 31, 2004
Net revenues                                        $ 13,108           $ 16,701           $ 10,462        $      -        $ 40,271
Cost of revenues                                      10,586             11,468              8,255               -          30,309
                                                    --------           --------           --------        --------        --------
Gross profit                                           2,522              5,233              2,207               -           9,962
Operating expenses
  Selling, general and administrative expenses         1,279              4,120              1,546             751           7,696
  Depreciation and amortization                          129                430                106              16             681
                                                    --------           --------           --------        --------        --------
     Total operating expense                           1,408              4,550              1,652             767           8,377
                                                    --------           --------           --------        --------        --------

Segment operating income (loss)                     $  1,114           $    683           $    555        $   (767)       $  1,585
                                                    ========           ========           ========        ========        ========
AS OF AUGUST 31, 2004
Cash                                                $  2,767           $    633           $     50        $      8        $  3,458
Restricted savings account                               210                  -                  -               -             210
Certificates of deposit                                   69                  -                  -               -              69
Available for sale investments                         1,959                  -                  -               -           1,959
Accounts receivable                                      844              3,601             11,442               7          15,894
Costs and estimated earnings in excess of billing
  of billing on uncompleted contracts                      -                  -              1,879               -           1,879
Inventory, net                                            11              3,253              6,482               -           9,746
Other current assets                                     227                198                358              32             815
Deferred tax asset                                       563                  -                451               -           1,014
Property and equipment, net                               37              2,121              1,649             231           4,038
Goodwill                                               3,580              5,957                655               -          10,192
Other intangible assets, net                             962              1,012                137               -           2,111
Other long term assets                                    43                 94                 19              28             184
                                                    --------           --------           --------        --------        --------

Total Segment Assets                                $ 11,272           $ 16,869           $ 23,122        $    306        $ 51,569
                                                    ========           ========           ========        ========        ========

Item 2.  Management's Discussion and Analysis.

Fortune Diversified Industries, Inc. (formerly known as WOW Entertainment, Inc. and prior to that American Gaming & Entertainment, Ltd.), is a Indiana corporation incorporated in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and such subsidiaries unless the context otherwise requires. The Company is the parent company of Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"); CSM, Inc. (CSM); Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); Commercial Solutions, Inc. (Commercial Solutions); James H. Drew Corp. (JH Drew); PDH, Inc. (PDH); Magtech Services, Inc. (Magtech); Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Innovative Telecommunications Consultants, Inc.
(ITC); Telecom Technology Corp. (TTC); StarQuest Wireless Services, Inc. (StarQuest); Women of Wrestling, Inc. (WOW); and Murphy Development, Ltd (Murphy).

On or about May 31, 2005 the Company re-domesticated from Delaware to Indiana through a merger with and into a wholly owned Indiana subsidiary of the Company. Additional details regarding this action can be found in this filing and in the Definitive Schedule 14C Information Statement that was filed by the Company on May 10, 2005.

The Company's current operating focus is achieved through its Manufacturing and Distribution Segment (Kingston, Commercial Solutions, and Nor-Cote); its Wireless Infrastructure Segment (PDH, Cornerstone Construction, Magtech, TTC, StarQuest, JH Drew, and ITC) and its Professional Business Solutions Segment (PSM and CSM).

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

Commercial Solutions is a distributor for commercial products of Thomson, Inc. (RCA products including televisions, DVD, and other electronic products), Panasonic (televisions, DVD, and other electronic products), and Rubbermaid (carts, cleaning equipment, trash receptacles, and other products). Additionally, beginning March 1, 2005 Commercial Solutions began selling the LG/Zenith commercial line of television products. Effective April 1, 2005, Commercial Solutions lost its distributor agreement with Thomson, Inc. Commercial Solutions sells to distributors covering various territories in North America and to the hotel/ motel and healthcare industries.

Wireless Infrastructure Segment

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

Professional Business Solutions Segment

The Company's Professional Business Solutions segment is conducted through its PSM and CSM subsidiaries. PSM and CSM, Professional Employer Organizations
(PEO), provide cost-effective employee administrative solutions to companies in 37 states nationwide. The companies provide services typically managed by a company's internal human resources and accounting departments - including payroll and tax processing and management, worker's compensation and risk management, benefits administration, unemployment administration, human resource compliance services, 401k and retirement plan administration and employee assessments.

RESULTS OF OPERATIONS: COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2005 AND MAY 31, 2004

Executive Overview

Financial Summary

Net income was $1.078 million or $.10 per share for the third quarter of 2005 compared with $639,000 or $.06 per share for the third quarter of 2004, representing a 69% percent increase in net income. Income per share calculations take into consideration the 1:10 reverse split effective June 2, 2005. Revenues were $31.904 million for the third quarter of 2005 compared with $17.255 million for the third quarter of 2004. The increase in net income in the third quarter was mainly the result of revenues growth in the Company's wireless telecommunications infrastructure division and a decrease in the health insurance reserves in the PEO division due to sustained decreases in claims activity. Due to the demand in the marketplace for expansion and upgrades of wireless carrier networks, along with effective marketing of turnkey solutions to these carriers and subcontractors in the Company's real estate, engineering and construction companies, the Company reported record revenues in the wireless infrastructure division. These increases were partially offset by an increase in costs of goods sold and administrative expenses increasing at a rate greater than sales in some of the Company's divisions due to increased costs in raw material and freight, state unemployment and workers compensation insurance, and sales and marketing. Additionally, interest expense for the quarter increased 172% due mainly to partial bank financing of the JH Drew and CSM acquisitions. Net income was $457,000 or $.04 per share for the first nine months of 2005 compared with $1.282 million or $.13 per share for the first nine months of 2004, representing a 64% percent decrease in net income. The decrease in net income in the first nine months of 2005 were driven by the same factors affecting the third quarter 2005 as well as additional expenses including research and development and branch expansion in the U.S. and abroad.

Recent Developments Affecting Future Revenues and Earnings

Management's expectations for the final quarter by division are as follows:

Manufacturing and Distribution

Management anticipates sales to increase slightly over third quarter due mainly to a increases in certain subsidiaries pricing and increases in customers in Nor-Cote's POP/ decal inks. Restructuring costs in Kingston and Commercial Solutions divisions may produce reduced profits.

Wireless Infrastructure

JH Drew, the Company's largest revenue contributor is reporting backlog at the end of May of $32.3 million. Although this amount is greater than previous years' backlog, management estimates recognized revenues to decrease fourth quarter 2005 as compared to fourth quarter 2004. Additionally JH Drew's operating profits, based on normal weather patterns, are expected to be down in the fourth quarter as compared to the fourth quarter 2004 due to the number of contracts acquired at tight margins due to an over capacitated market. The new federal highway bill has not yet been passed to help alleviate this pressure. Management anticipates that the increased demand for services in the other subsidiaries that service the wireless carriers network expansion and upgrades will offset JH Drew's decrease in revenues and operating profits.

Business Solutions

Fourth quarter revenues are expected to increase approximately 15 - 20% due to the purchase of CSM on April 5, 2005 as well as the compounded effect of increased revenues at PSM. Profits are expected to increase, although not proportionately with revenue, due mainly to the investment in the expansion of the companies' Human Resource divisions.

Manufacturing and Distribution

Revenues

Revenues for the quarter ended May 31, 2005 were $5.665 million compared to $6.302 million for the quarter ended May 31, 2004, a decrease of $637,000 or 10%. Year to date revenues for the nine months ended May 31, 2005 were $16.029 million compared to $16.701 million for the nine months ended May 31, 2004, a 4% decrease. Decrease in quarter revenues was due mainly to the loss of Commercial Solutions' master distributor agreement with a manufacturer of commercial television products in April 2005. Additionally, Kingston's implementation of a more stringent sales policy and customer credit extension policy affected sale negatively but has had a positive effect on gross margins. Commercial Solutions lost product sales as a result of the loss of the master distributor agreement was offset somewhat by sales generated from a larger offering of other manufacturers' products. This quarterly decrease in sales in the distribution companies was offset by a 12% increase in sales in the Company's ink manufacturing division. This increase was due mainly to new revenues generated by the POP/ decal inks due to Nor-Cote's acquisition of Ink Source on September 30, 2004. Additionally ink sales in Asia increased 4% due mainly to a stronger marketing of container and nameplate inks and the building of stronger relationships with Asian distributors. These increases were offset somewhat by lower Nor-Cote U.S. sales to the loose leaf, tag and label and compact disk markets due to competition. The decrease in year to date revenues was due mainly to Kingston's poor execution of sales during the first quarter of 2005 as well as a change in sales and credit policies as discussed above. Year to date sales for Nor-Cote increased 1.4% due mainly to new sales in the POP/ decal market as a result of acquiring Ink Source. These sales were offset by erosion in the loose leaf, tag and label and compact disk markets for the same reasons as discussed above.

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

Gross Profits

Gross profits for the quarter ended May 31, 2005 were $1.815 million or 32.0% of revenues compared to $1.8 million or 28.6% of revenues for the quarter ended May 31, 2004. Year to date gross profits for the nine months ended May 31, 2005 were $4.661 million or 29.1% of revenues compared to $5.233 million or 31.3% of revenues over the same period in the prior year. The increase in gross profit dollars for the quarter was due to the 12% increase in revenues at Nor-Cote as well as Kingston selling products at higher margins. The gross profit percentage increase for the quarter was mainly due to Nor-Cote's sales increasing as a percentage of total sales in the segment due to reduced sales in the distribution divisions as discussed above. Nor-Cote sells at higher margins as the result of being in the ink manufacturing business. Additionally, Kington's gross profits increased 2.6% in the quarter ending May 31, 2005 over the quarter ending May 31, 2004, mainly due to management's change in selling standards as well as a new distribution agreement with LG electronics which allows Kingston to sell at a higher margin. Commercial Solutions reported a 2% decrease in margins quarter over quarter due mainly to higher freight costs not passed on to the customer and Nor-Cote reported a 1.4% decrease in margins due mainly to increase in raw material costs at Nor-Cote that were not passed on to the customer. Year to date decrease in gross profit percentage was due mainly to the start up of Commercial Solutions in the distribution division in February 2004, who only reported four months of activity in 2004 as compared to nine months in 2005. Commercial Solutions reports lower gross profit margins due to the nature of its primary product, commercial television sets, and its customer base, consisting of other distributors.

Operating Income

Operating income for the quarter ended May 31, 2005 was $179,000, compared to $168,000 for the quarter ended May 31, 2004. For the nine months ended May 31, 2005 there was a $567,000 operating loss as compared to operating income of $683,000 for the nine months ended May 31, 2004, a $1.250 million decrease. The decrease in year to date operating income was due mainly to the decreased sales of Kingston combined with an increase in general and administrative expenses of Nor-Cote due mainly to the hiring of additional personnel, increased research and development costs, and increased marketing efforts in Latin America and Asia.

Wireless Infrastructure

Revenues

Revenues for the quarter ended May 31, 2005 were $17.949 million compared to $5.965 million for the quarter ended May 31, 2004, an increase of $11.984 million. Year to date revenues for the nine months ended May 31, 2005 were $42.484 million compared to $10.462 million for the nine months ended May 31, 2004, an increase of $32.022 million. The increase in revenues is due mainly to the acquisition of JH Drew on April 30, 2004. JH Drew reported revenues of $4.278 million for the one month ended May 31, 2004 and $12.212 million for the quarter ended May 31, 2005, an increase of $7.934 million. JH Drew saw an increase in revenues of approximately 16% for actual third quarter 2005 over actual third quarter 2004, which included two months of activity prior to ownership by the Company. The increased revenues were due mainly to milder spring weather conditions in 2005 as compared to 2004. In addition to the increase in revenues from JH Drew, the Company's PDH and Cornerstone Construction subsidiaries reported an approximate $2.326 million increase in revenues, or 252%, for comparative quarters ending May 31, 2005 and 2004. The companies' increases were due to an increase in new customers and additional work from existing customers due to the wireless carriers' investment in the expansion of their networks. The Company reported combined quarterly revenues for ITC and Magtech, which were acquired on May 1, 2004 and November 1, 2004 consecutively, of $2.295 million for the quarter ended May 31, 2005 as compared to revenues of $252,000 for the quarter ended May 31, 2004, which included one month of revenues for ITC. Revenues in these subsidiaries as compared to pre-acquisition revenues show an increase of approximately 72% for Magtech and 300% for ITC. The increases were due mainly to the increase in demand for our services due to wireless carriers' build-outs and station engineering upgrades.

The $32.022 million increase in year to date revenues was due mainly to the acquisition of JH Drew on May 1, 2004. JH Drew reported $31.629 million for the nine months ended May 31, 2005 as compared to $4.278 million for the one month ended May 31, 2004, a $27.351 million increase. JH Drew saw a decrease of approximately 2% for the actual nine months ended May 31, 2005 over actual nine months ended May 31, 2004, which includes eight months of activity prior to ownership by the Company. The remainder of the $4.671 million increase in year to date revenues was due mainly to an increase in third quarter revenues of approximately $4.05 million in all the remaining subsidiaries who service and construct the wireless carriers' networks including PDH, Cornerstone Construction, Magtech, and ITC. In addition to increased activity in the build-out and upgrades of the wireless carriers, the Company's acquisition of ITC in May 2004, Magtech in November 2004, and EI Solution on May 31, 2005, further increased the Company's ability to offer turnkey services to wireless carriers, thus creating a competitive advantage over companies who do not offer these services.

This growth has created the demand for increased investment in working capital. This investment in working capital has required additional debt financing.

Gross Profits

Gross profit for the quarter ended May 31, 2005 was $2.924 million representing 16.3% of revenues, compared to $1.316 million representing 22% of revenues for the quarter ended May 31, 2004. Year to date gross profits for the nine months ended May 31, 2005 were $6.363 million or 15.0% of revenues compared to $2.207 million or 21% of revenues for the nine months ended May 31, 2004. The increase in gross profits is due mainly to the acquisition of JH Drew on April 30, 2004. JH Drew reported gross profits of $814,000 for the one month ended May 31, 2004 and $1.240 million for the quarter ended May 31, 2005. Additionally combined gross profits of the other subsidiaries increased approximately $1.111 million for the quarter ended May 31, 2005 as compared to the quarter ended May 31, 2004 due mainly to an increase in revenues of approximately $4.050 million in the companies who service and construct the wireless carriers' networks including PDH, Cornerstone Construction, Magtech, and ITC. The $4.156 million increase in year to date gross profits was due mainly to the acquisition of JH Drew on May 1, 2004, which reported gross profits of $2.989 million for the nine months ended May 31, 2005 as compared to one month gross profit of $814,000 year to date May 31, 2004. Additionally combined gross profits of the other subsidiaries increased approximately $2.016 million for the nine months ended May 31, 2005 as compared to the nine months ended May 31, 2004 due mainly to the $4.671 million increase in revenues generated by the subsidiaries. The decrease in gross profit as a percentage of revenues was due mainly to the lower profit margins JH Drew generates due to being in the highway construction industry as compared to certain other subsidiaries in the segment which operate in the service industry.

Operating Income

Operating income for the quarter ended May 31, 2005 was $1.014 million compared to $510,000 for the quarter ended May 31, 2004, an increase of $504,000. Operating income for the nine months ended May 31, 2005 was $1.622 million as compared to $555,000 for the nine months ended May 31, 2004, an increase of $1.067 million. The increase in quarterly and year to date operating income was due mainly to the increased revenues reported by the Company's subsidiaries that service and construct the wireless carriers' networks including PDH, Cornerstone Construction, Magtech, and ITC, which reported increases in operating income of approximately $695,000 quarter over quarter and approximately $1.146 million year over year. JH Drew, who reported one month activity for the quarter ended May 31, 2004 reported a $144,000 decrease in operating income for the three months ended May 31, 2005 as compared to the one month ended May 31, 2004 due mainly to the negative effects weather had on profits in March and April due to the seasonality of the business in the Midwest. Proforma comparison of operating profit for the third quarter 2004, which included 2 months activity prior to ownership by the Company, as compared to third quarter 2005 shows a 5% increase in operating income. Additionally JH Drew reported operating income year to date of $575,000 as compared to one month ended May 31, 2005 of $571,000. Due to the seasonality of the construction business in the Midwest May - August are the profit generating months. Proforma comparison of the nine months ended May 31, 2005 as compared to the nine months ended May 31, 2004, which included eight months prior to the acquisition by the Company, show an increase in operating profits of approximately $760,000 with JH Drew reporting a 9 month loss in 2004 of $178,000.

Business Solutions

Revenues

Revenues for the quarter ended May 31, 2005 were $8.29 million compared to $4.988 million for the quarter ended May 31, 2004, an increase of $3.302 million. Year to date revenues for the nine months ended May 31, 2005 were $18.588 million compared to $13.108 million for the nine months ended May 31, 2004 or a $5.480 million increase. PSM was acquired by the Company on October 1, 2003 and only reported eight months of activity for nine months ended May 31, 2004. Additionally, the Company acquired CSM on April 5, 2005 which reported two months revenues of $2.572 million for the quarter and year to date May 31, 2005. PSM reported an increase in revenues of approximately $722,000 or 14.5% for the quarter ended May 31, 2005 over the quarter ended May 31, 2004 and an increase of approximately $1.657 million or 11% for the nine months ended May 31, 2005 as compared to nine months ended May 31, 2004, which for comparative purposes includes one month of pre-acquisition revenues. The increase in PSM quarterly and year to date revenues was due mainly to additional clients acquired in the PEO business. In April 2005 PSM executed a large contract with a 400 employee group.

Though PSM and CSM's primary focus involves fee revenue associated with the administration of payroll and employee benefits, the companies continue to expand other services including human resource outsourcing, employment training and testing. The business variables that the PSM and CSM work to overcome include the volatile insurance industry, government regulations on employment, and the risk of partially self funded insurance reserves.

Gross Profit

Gross profit for the quarter ended May 31, 2005 was $1.892 million representing 22.8% of sales, compared to $939,000 representing 19% of sales for the quarter ended May 31, 2004. Year to date gross profits for the nine months ended May 31, 2005 were $4.206 million or 22.6% compared to $2.522 million or 19% for the nine months ended May 31, 2004. The increase in gross profits for the quarter ended May 31, 2005 as compared to the quarter ended May 31, 2004 was due mainly to the acquisition of CSM on April 5, 2005, with reported gross profits of $571,000 or 22.2% of sales for the two months ended May 31, 2005. In addition, gross profits increased $350,000 due to a decrease in PSM's health insurance reserve related to sustained decreases in claims activity. The $1.684 million increase in gross profits, year to date, is due to the acquisition of CSM, reporting $571,000 gross profits. Additionally PSM, acquired on October 1, 2004, only reported eight months of activity in the previous year.

Operating Income

Operating income for the quarter ended May 31, 2005 was $677,000, compared to $457,000 for the quarter ended May 31, 2004, an increase of $220,000. Operating income for the nine months ended May 31, 2005 was $1.543 million, as compared to $1.114 million for the nine months ended May 31, 2004. The increase in operating profits was due mainly to the increase in gross profits related to PSM's health insurance reserves as discussed previously. Additionally CSM, which reported two months of activity for the quarter, reported operating profits of $108,000. The increase in profits from the health insurance reserve were offset by additional costs incurred by PSM including the SUTA and workers compensation increases discussed above plus the hiring of additional sales and other HR professionals in order to increase sales to new geographic markets and expand HR services offered to clients.

Holding Company

The Company's Holding Company does not have any income producing operating assets. As such, the operating loss is equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the quarter ended May 31, 2005 were $525,000, compared to $352,000 for the quarter ended May 31, 2004, an increase of $173,000 or 49%. Operating expenses for the nine months ended May 31, 2005 were $1.383 million, compared to $767,000 for the quarter ended May 31, 2004, an increase of $616,000 or 80%. This increase was due mainly to an increase in (a) accounting and legal fees primarily attributable to Company growth through acquisitions, and (b) internal salaries due to hiring of additional personnel mainly in administration, accounting and information technology departments. The Company expects to double its budget in fiscal year 2006 for personnel and outside accounting and consulting due primarily to Sarbanes Oxley legislation.

Interest expense for the quarter and nine months ended May 31, 2005 was $383,000 and $972,000 compared to $141,000 and $330,000 for the quarter and nine months ended May 31, 2004. The Company financed a large portion of the acquisitions of JH Drew on May 1, 2004 and CSM on April 5, 2005. Additionally the increasing prime rate during fiscal year 2005 contributed to the increase in expense as well as the Company's need for additional personnel and training in order to meet the demand for services in the wireless telecommunication infrastructure build-out and system upgrades.

Federal income tax expense was $203,0000 for the nine months period which was offset through the release of the Company's valuation allowance. As of May 31, 2005, the Company reported no additional release of the valuation allowance for future periods. Management deems the likelihood of incurring taxable income from June 1, 2005 through August 31, 2005, in excess of the deferred tax benefit of $1,014,000, to be more likely than not. Management believes a significant portion of the remaining net operating loss carryforwards may be absorbed in 2005. As a result of the release of our valuation allowance to offset 100% of current federal taxes through the third quarter of 2005 and recognition of the deferred tax benefit, our effective tax rate is substantially lower than statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2005 the Company had working capital of approximately $4.039 million, composed primarily of cash and equivalents, net accounts receivable, available for sale investments, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts.

The Company's principal sources of liquidity included $6.043 million in cash, cash equivalents and available for sale investments. At May 31, 2005 the Company had approximately $464,000 available on its lines of credits. Subsequent to May 31, 2005, the Company procured an additional $5 million on its line of credit with the bank, increasing the line of credit from $14 million to $19 million. At July 13, 2005, the Company had approximately $2.535 million available on its' lines of credit.

The various debt agreements contain restrictive covenants which limit, among other things, certain mergers and acquisitions, redemptions of common stock, and payment of dividends. In addition, the Company must meet certain financial ratios (as defined) and is subject to annual capital expenditure limitations.

Cash provided by financing activities of $5.802 million mainly consisted of increased borrowings on the Company's line of credit and additional term loan borrowings to finance in part operating uses of cash of $2.742 million, capital expenditures of $1.164 million and acquired businesses of $1.371 million net of cash received.

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

Over the next 12 months, the Company plans to hire additional employees in all of its segments; however, the hiring of these employees will be approximately correlated with an increase in operating revenue. The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facilities and possible new debt or equity sources. The Company believes that there will be sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future. We are considering payment of a portion of our debt during 2005 by raising capital through a common stock offering.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

During September 2004, the Company's Nor-Cote subsidiary entered into an operating lease agreement to rent a building with a related party. The lease agreement includes a five-year term with the option to extend the lease for a one-year period. The base rent for the first twelve months of the lease is $7,000 per month. Following the first twelve month period the base rent will be adjusted by the greater of 3% of the base rent or the increase in the Consumer Price Index. In addition Nor-Cote shall pay certain expenses including taxes, assessments, maintenance and repairs to the premises.

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

During March 2004, the Company entered into an operating lease agreement to rent a building with the same related party. All of the Company's subsidiaries, excluding JH Drew, Nor-Cote and PSM moved into the new facility between the months of March 2004 through May 2004. The lease agreement includes a five- year term with one option to extend the lease term for a one-year period. The agreement provides for base rent of $20,000 plus 1% of the gross revenues of the Company's Commercial Solution's subsidiary. Following the first twelve-month period, the base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs. The related party is considered a variable interest entity by the Company. FIN 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For variable interest entities other than special-purpose entities, the provisions of FIN 46, as amended, are applicable no later than March 31, 2004. Consolidation is not required since the variable interest entity has sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.

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

      (c) Sales of Unregistered Securities by Company

     Date              Title of            Amount of              Recipient of
   Of Sale            Securities        Sold Securities        Issued Securities
-------------      -----------------   -----------------       -----------------
April 5, 2005      Common Stock          1,500,000         CSM, Inc. Shareholders (1)
April 14, 2005     Common Stock             20,000         Charles McHargue (2)
April 15, 2005     Common Stock            200,000         Michael Sloan (3)
May 1, 2005        Common Stock             50,000         Walter Coggins (4)

(1) Per the Terms of an Agreement and Plan of Merger by and between the Company, CSM, CSM Merger Corporation, Carter M. Fortune, Marc Fortune, Greg Daily, Harbinger Mezzanine Partners, L.P., Doug Altenbern, Jeff Gould, Bob Boston, and Don Denbo, Drewry, Simmons Vornehm, LLP, Escrow Agent was issued 1,500,000 shares of the Company's Common Stock to hold in escrow for the Shareholders of CSM, Inc. The 1,500,000 shares of common stock may vest per the terms of the Agreement based upon the achievement of certain financial performance measures during the period April 1, 2005 through March 31, 2008.

(2) On April 14, 2005 Charles McHargue was issued 20,000 shares of the Company's Common Stock as consideration for his employment with Nor-Cote.

(3) On or about April 15, 2005, pursuant to the terms of the Asset Purchase Agreement wherein the assets of Ink Source were acquired, Mr. Sloan was issued 200,000 shares of the Company's Common Stock.

(4) On or about May 1, 2005, Walter Coggins was issued 50,000 shares of the Company's Common Stock as part of his employment compensation.

Item 3. Defaults Upon Senior Securities.

      None

Item 4. Submission of Matters to a Vote of Security Holders.

      None

Item 5. Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      2.1 Agreement and Plan of Merger filed with the State of Indiana and effective May 31, 2005, by and between the Company and FDI Indiana, Inc. (1)

      3.1 Restated Articles of Incorporation for Fortune Diversified Industries, Inc. filed with the State of Indiana and effective June 1, 2005. (2)

      31.1  Rule 15d-14(a) Certification of CEO

      31.2  Rule 15d-14(a) Certification of CFO

      32.1  Section 1350 Certification of CEO

      32.2  Section 1350 Certification of CFO

(1) The Agreement and Plan of Merger was filed as an exhibit to the Company's Definitive Information Statement on Schedule 14C, filed May 10, 2005 and is incorporated by reference.

(2) The Restated Articles of Incorporation we filed as an exhibit to the Company's Definitive Information Statement on Schedule 14C, filed May 10, 2005 and is incorporated by reference.

(b) Reports on Form 8-K.

      The following reports were filed by the Company during the third quarter of fiscal year 2005:

            Current Report on Form 8-K, dated April 11, 2005 furnishing Items
            2.01 and 9.01 related to the acquisition of CSM by the Company.

            Current Report on Form 8-K, dated April 14, 2005 furnishing Item
            8.01 related to the Company's application for listing on the AMEX exchange and related to an authorized stock buy-back by the Company.

            Current Report on Form 8-K, dated May 23, 2005 furnishing Item 5.02 related to the election of Andy Rayl as a Director of the Company.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Fortune Diversified Industries, Inc.
                                                  (Registrant)

Date: July 13, 2005                     By: /s/ John F. Fisbeck
                                            --------------------------------
                                            John F. Fisbeck,
                                            Chief Executive Officer

Date: July 13, 2005                     By: /s/ Amy Gallo
                                            --------------------------------
                                            Amy Gallo,
                                            Chief Financial Officer