Form 10KSB
period 2005-08-31
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2005-11-29
CIK 851249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For the fiscal year ended August 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

                         Commission file number: 0-19049

                      Fortune Diversified Industries, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Indiana                                      74-2504501
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

6402 Corporate Drive, Indianapolis, Indiana              46278
-------------------------------------------            ----------
 (Address of principal executive offices)              (Zip Code)

                                 (317) 532-1374
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

            Common Stock ($0.10 par value per share) ("Common Stock")
            ---------------------------------------------------------
                                (Title of Class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $113,096,000

As of November 14, 2005 the aggregate market value of the voting Common Stock of the Company held by non-affiliates of the registrant, based on the final sale price on such date, was approximately $11,094,343.

As of November 29, 2005 there were 10,559,843 shares of the Company's voting Common Stock outstanding.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                             Additional Information

For the purpose of calculating the aggregate market value of the Company's Common Stock held by non-affiliates, the Company utilized the definition of "affiliates" provided by Rule 12b-2 of the Exchange Act. In applying that definition, the Company has considered all individual members of the "Control Group" as designated in the Schedule 13D filed by the Company on August 7, 2000 and on any amendments thereto to be affiliates, as well as all current directors and executive officers. As used for purposes of determining the aggregate market value of the Voting Common Stock held by non-affiliates, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after November 29, 2005. The Company then multiplied the beneficial ownership of the non-affiliates by the closing price of the Company's Common Stock, as of the date stated above, to derive the market value.

                      FORTUNE DIVERSIFIED INDUSTRIES, INC.

                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1.       Description of Business...............................           4

Item 2.       Description of Property...............................          11

Item 3.       Legal Proceedings.....................................          12

Item 4.       Submission of Matters to a Vote of Security Holders...          12

                                    PART II

Item 5.       Market for the Registrant's Common Equity and Related
                Stockholder Matters.................................          13

Item 6.       Management's Discussion and Analysis of Results of
                Operations and Financial Condition..................          14

Item 7.       Financial Statements..................................          28

Item 8.       Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure.................          28

Item 8A.      Controls and Procedures...............................          28

                                   PART III

Item 9.       Directors, Executive Officers, Promoters and
                Control Persons; Compliance With Section 16(a)
                of the Exchange Act.................................          29

Item 10.      Executive Compensation................................          31

Item 11.      Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters......          33

Item 12.      Certain Relationships and Related Transactions........          35

Item 13.      Exhibits..............................................          36

Item 14.      Principal Accountant Fees and Services................          37

SIGNATURES..........................................................          76

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Fortune Diversified Industries, Inc. (formerly known as WOW Entertainment, Inc. and prior to that American Gaming & Entertainment, Ltd.) is an Indiana corporation incorporated in the State of Delaware in 1988. The Company has conducted its business directly and through wholly-owned subsidiaries. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and its subsidiaries unless the context otherwise requires.

The Company's current operating focus is achieved through its following twelve subsidiaries (grouped by segment):

      -     Wireless Infrastructure Segment

            James H. Drew Corp. (JH Drew); PDH, Inc. (PDH); Magtech Services, Inc. (Magtech); Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Innovative Telecommunications Consultants, Inc. (ITC); Telecom Technology Corp. (TTC); StarQuest Wireless Services, Inc. (StarQuest)

      -     Manufacturing and Distribution Segment

            Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); Commercial Solutions, Inc. (Commercial Solutions)

      -     Business Solutions Segment

            Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"); CSM, Inc. (CSM)

Prior to fiscal year 2003, the Company operated in the entertainment, electronic distribution and wireless infrastructure services industries. Subsequently, the Company has acquired seven subsidiaries and formed one startup company and expanded into the Professional Employer Organization ("PEO") industry. Following the general description of the business, the material acquisitions involving the purchase of a significant amount of assets over the past three years are discussed.

Effective May 31, 2005 the Company re-domesticated from Delaware to Indiana. (Additional details regarding this action can be found in the Definitive
Schedule 14C Information Statement that was filed by the Company on May 10, 2005.) On April 26, 2005 the majority shareholders executed a written consent for a 1-for-10 common stock split, which became effective June 2, 2005. All references in this form 10-KSB, consolidated financial statements and notes to the consolidated financial statements related to share amounts, per share amounts and average shares outstanding have been adjusted retroactively to reflect the 1-for-10 common stock split. On June 23, 2005, the Company moved from the Over-The-Counter Bulletin Board to the American Stock Exchange.

Control Group

In order to better understand the Company's business organization and development, it is important to know that as of August 31, 2005, Messrs. John Fisbeck, Carter Fortune, Norman Wolcott, Jr., the Norman G. Wolcott, Sr. and Lucille H. Wolcott Revocable Trust of 1995 Marital Trust and the Norman G. Wolcott, Sr. and Lucille H. Wolcott Revocable Trust of 1995 Survivor's Trust (the "Wolcott Trusts") and Harlan Schafir are considered members of a "group" deemed to beneficially own 8,456,134 shares of the Company's Common Stock representing 80.1% of the outstanding Common Stock of the Company, which totals 10,559,843 shares. Individually, each of the above persons has the sole voting and dispositive power over the following number of shares of the Company's Common Stock as of August 31, 2005: John F. Fisbeck, 1,637,701 (or 15.51%), Carter M. Fortune, 4,132,810 (or 39.14%), Norman G. Wolcott, Jr., individually, 713,751 (or 6.76%), Norman G. Wolcott Jr., as Trustee of the Wolcott Trusts, 285,372 (or 2.70%), and Harlan M. Schafir, 1,310,000 (or 12.41%). In addition to the above shares, Messrs. Fisbeck and Fortune share dispositive control over 376,500 shares of the Company's Common Stock held by Fisbeck - Fortune Development, LLC.

General Description of the Business

The Company's current operating focus is achieved through its Wireless Infrastructure Segment, its Manufacturing and Distribution Segment, and its Business Solutions Segment.

Wireless Infrastructure Segment

The Company's Wireless Infrastructure Segment is conducted through its JH Drew, PDH, Magtech, Cornerstone Construction, ITC, and TTC and StarQuest subsidiaries. JH Drew is a specialty contractor in the field of infrastructure, including fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel. JH Drew has been operating over fifty years serving contractors and state departments of transportation throughout the Midwestern United States.

PDH offers a full range of network infrastructure, real estate development services to the telecommunications industry, among other types of real estate network critical industries. PDH's full service list of network real estate development services includes program management, site acquisition, land use planning, architectural & engineering design, construction management, co-location facilitation, environmental services, lease capitalization, lease renegotiation, site marketing and asset management.

Magtech specializes in providing engineering and architectural services for the telecommunications and the traditional real estate development industries. The telecommunications industry includes cellular, personal communication services
(PCS), specialized mobile radio (SMR), enhanced specialized mobile radio (ESMR), microwave systems, fixed wireless, broadband and fiber optics technologies for carriers, tower consolidators and utilities.

Cornerstone Construction offers construction services to the telecommunications industry, primarily developing wireless networks for wireless carriers. Services include program and construction management, electrical, foundation and tower installations, as well as, antennae and line installations.

ITC provides technical services for wireless equipment manufacturers and wireless service providers including switch and radio base station engineering as well as providing the site, survey, delivery, installation and integration process for the implementation of end user equipment offered by a wide range of wireless equipment manufacturers.

TTC specializes in the design, engineering and installation of structured cabling systems for the commercial marketplace and sells telephone and voice mail systems. TTC provides the data cabinets, racks, cable trays, HUBS, patch panels, computer furniture, cable management and any peripheral equipment necessary for a complete voice and data-cabling infrastructure.

StarQuest is a provider of premium communication/ information services, including digital satellite television and high speed (broadband) Internet, both wired and wireless. These services are provided exclusively to the United States multi-dwelling unit (MDU) marketplace.

Manufacturing and Distribution Segment

The Company's Manufacturing and Distribution Segment is conducted through its Nor-Cote, Kingston, and Commercial Solutions subsidiaries. Nor-Cote is a manufacturer of UV curable screen printing inks. Nor-Cote inks are printed on many types of plastic, metals and other substrates that are compatible with the UV curing process. Typical applications are plastic sheets, point-of-purchase
(POP) signage, banners, decals, cell phones, bottles and containers, CD and DVD disks, rotary-screen printed labels, and membrane switch overlays for which Nor-Cote provides conductive ink. Nor-Cote has operating facilities in the United States, United Kingdom, Singapore, and Malaysia, with worldwide distributors located in South Africa, Australia, Canada, China, Colombia, Hong Kong, India, Indonesia, Italy, Japan, Korea, New Zealand, Poland, Spain, Taiwan, Thailand, Latin America and the United States.

Kingston and Commercial Solutions are distributors for prominent national companies in the electronic, sound, security, and video markets. Kingston and Commercial Solutions offer the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems, selling to customers in lodging, healthcare, education, transportation and retail industries.

Business Solutions Segment

The Company's Business Solutions segment is conducted through its PSM and CSM subsidiaries. PSM and CSM, PEOs, provide cost-effective employee administrative solutions to companies in 37 states nationwide. The PEO's provide services typically managed by internal human resources and accounting departments - including payroll and tax processing and management, worker's compensation and risk management, benefits administration, unemployment administration, human resource compliance services, 401k and retirement plan administration and employee assessments.

                              MATERIAL ACQUISITIONS

During fiscal year 2003, the Company had the following material acquisitions:

Manufacturing and Distribution Segment

Nor-Cote International, Inc.

Nor-Cote Acquisition Company, a wholly owned subsidiary of the Company, acquired 1,451,985.47 shares of the common stock and 747,992.51 shares of the preferred stock of Nor-Cote, an Illinois corporation, and subsidiaries, constituting all of the outstanding shares of Nor-Cote pursuant to the terms of a Stock Purchase Agreement by and among Nor-Cote; Norman G. Wolcott, Jr., individually; Norman G. Wolcott, Jr. and Norman G. Wolcott, Sr., as co-trustees of the Norman G. Wolcott and Lucille H. Wolcott Revocable Trust of 1995 (the "Wolcott Trust"); First Bankers Trust Company, as trustee under the Trust Agreement for the Nor-Cote International, Inc. Employee Stock Ownership Plan Trust ("ESOP Trust") and the Company, effective July 1, 2003. The Company transferred 1,239,124 shares of its Common Stock to Norman G. Wolcott, Jr. and the Wolcott Trust and transferred 766,836 of its own shares to the ESOP Trust. The 766,836 shares were transferred back to the Company and retired and applied as payment on an inside loan payable from the ESOP Trust to Nor-Cote in the principal amount of $6,028,991.01. The debt was non-recourse to the ESOP Trust but was collateralized by 578,875.512 preferred shares that were unallocated to Nor-Cote's ESOP participants.

Additionally, 223,357 shares of the Company's Common Stock were issued to retain key employees of Nor-Cote. Of the 223,357 common shares issued, 212,857 common shares were issued according to employment agreements with officers of Nor-Cote and are contingent upon Nor-Cote obtaining certain earnings goals over the period July 1, 2003 through July 1, 2006. The contingent stock consideration is included as a component of the purchase price in accordance with Emerging Issues Task Force 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," under arrangements not affected by employment termination. Consideration for 182,857 shares is included in permanent equity under SFAS 141 as management of the Company deems likelihood that payment of such contingent consideration is beyond a reasonable doubt. The remaining 30,000 shares, valued at $69,000 are included in other long-term liabilities in the Company's consolidated balance sheet. In addition to the exchange described above, Norman G. Wolcott, Jr. and the Wolcott Trust received $1,800,000.00 in cash. The ESOP Trust received $893,608.00 for 169.116.998 preferred shares of Nor-Cote held by the ESOP Trust. Nor-Cote subsequently filed a Plan of Termination for its ESOP with the Internal Revenue Service and received a favorable determination letter dated June 15, 2004. The net assets of the ESOP totaling approximately $650,000 have been distributed to participants in accordance with the Plan of Termination. The final tax return (Form 5500) has been filed with the Internal Revenue Service.

The source of funds for the transaction came from an unsecured line of credit from a stockholder of the Company and from a loan from a financial institution. The fair market value of the 2,229,318 shares of the Company's Common Stock was $5.127 million (which was based upon the quoted market price of the Company's Common Stock traded for a reasonable period before and after the acquisition. The stock price was discounted due to historical trading volume being significantly lower than shares issued in the transaction) and was also included as part of the purchase price. In addition to the assumed liabilities, the aggregate purchase price of the acquisition was $7.821 million of which $5.230 million consists of goodwill and amortizable intangible assets.

During fiscal year 2004, the Company had the following material acquisitions:

Business Solutions Segment

Professional Staff Management, Inc
Professional Staff Management, Inc. II
Pro Staff, Inc.

Effective as of October 1, 2003, the Company acquired all of the outstanding shares of common stock, no par value, of PSM pursuant to the following agreements (the "Merger Agreements"):

      AGREEMENT AND PLAN OF MERGER entered into the 1st day of October, 2003, by and among Professional Staff Management, Inc., an Indiana Corporation, PSM Acquisition, Inc., an Indiana corporation and wholly owned subsidiary of the Company and Harlan M. Schafir.

      AGREEMENT AND PLAN OF MERGER entered into the 1st day of October, 2003 by and among Professional Staff Management, Inc. II, an Indiana Corporation, PSM Acquisition II, Inc., an Indiana corporation and wholly owned subsidiary of the Company and Harlan M. Schafir.

      AGREEMENT AND PLAN OF MERGER entered in the 1st day of October, 2003 by and among Pro Staff, Inc., an Indiana corporation, PSM Acquisition III, Inc., an Indiana corporation and wholly owned subsidiary of the Company and Harlan M. Schafir.

The Merger Agreements were intended to qualify as a "reorganization" pursuant to the provisions of Section 368 of the Internal Revenue Code and specifically as a reverse-triangular merger under Code Section 368 (a) (2) (E). For accounting purposes the business combination is being accounted for as a purchase under SFAS No. 141, "Business Combinations". The Company acquired PSM in order to gain entry into the PEO industry. With expectations in the industry of 15-20% compounded growth, the Company believes PSM, through execution of strategies will be able to take advantage of these growth opportunities. The Merger Agreements' terms include, among other things, the exchange of all of the outstanding shares of Professional Staff Management, Inc., (125 shares); Professional Staff Management II, Inc., (500 shares); and Pro Staff, Inc. (500 shares), all held by Harlan M. Schafir, for a total of 1,310,000 shares of the Company's Common Stock. The Company formed three wholly-owned subsidiaries, PSM Acquisition, Inc.; PSM Acquisition II, Inc.; and PSM Acquisition III, Inc. The Company's shares were exchanged at the following ratios: 6,602 shares of the Company's Common Stock for each share of PSM; 445 shares of the Company's Common Stock for each share of PSM II; and, 524 shares of the Company's Common Stock for each share of Pro Staff. The Company exchanged a total of 1,310,000 shares as follows: 825,300 shares for the shares of PSM; 222,700 shares for the shares of PSM II; and 262,000 shares for the shares of Pro Staff.

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

The source of the Company's consideration included the Company's shares, and cash held by the Company prior to the Merger Agreements. The fair market value of the Company's 1,310,000 shares issued was $3.93 million (which was based upon an independent valuation based on the bid price discounted for various factors, including liquidity) and was included as part of the purchase price. In addition to the assumed liabilities, the aggregate purchase price of the acquisition was $4.93 million of which $4.679 million consists of goodwill and other intangible assets.

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

Wireless Infrastructure Segment

James H. Drew Corporation

On April 30, 2004, the Company acquired all of the outstanding shares of common stock, no par value, of James H. Drew Corporation and its wholly-owned subsidiary, Tennessee Guardrail, Inc. (collectively "JH Drew") pursuant to the agreement entitled "Stock Purchase Agreement" by and between Cemex, Inc., ("Seller") and the Company ("Buyer"). The Stock Purchase Agreement's terms include, among other things, the exchange of all of the outstanding shares of JH Drew for $13.15 million, of which $11.5 million was paid in cash at closing and the remaining $1,650,000 plus $57,000 interest was paid to seller on December 15, 2004. In calculating the purchase price the parties considered, among other factors: JH Drew's consolidated accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, inventories, accounts payable and other current assets and current liabilities. The funds constituting the purchase price were derived from the combination of a loan from Fifth Third Bank and a loan to the Company from its former Chief Executive Officer and current majority shareholder Carter M. Fortune.

The purchase price includes $434,000 of stock consideration. This amount consists of 43,000 shares valued at the closing price of the Company's stock on the date of purchase at $10.10 share.

During fiscal year 2005, the Company had the following material acquisitions:

Business Solutions Segment

CSM, Inc.

On April 5, 2005 the Company acquired CSM, Inc. ("CSM") and its subsidiary companies pursuant to an Agreement and Plan of Merger (the "Agreement") by and between the Company, CSM, CSM Merger Corporation (a Tennessee corporation and wholly-owned subsidiary of the Company), Carter M. Fortune, Marc Fortune, Greg Daily, Harbinger Mezzanine Partners, L.P., Doug Altenbern, Jeff Gould, Bob Boston, and Don Denbo. CSM is the holding company for Century II Staffing, Inc. ("Century II") and other related subsidiary entities. Founded in 1985, Century II serves over 200 company locations, representing over 3,100 employees in more than 24 states. The Company acquired CSM in order to facilitate its growth strategy in the PEO industry, with a focus on servicing the small to mid size client market. CSM joined PSM in the Company's Business Solutions Segment. CSM operates under its own management team with Harlan Schafir, President and CEO of the Company's PSM subsidiary, on CSM's Board of Directors. The effective date of the acquisition for accounting purposes was April 1, 2005. The results of operations for the five months ended August 31, 2005 are included in the Company's consolidated statements of operations.

The terms of the Agreement include, among other things, the payment of approximately $2 million by the Company to retire certain debts owed by CSM, the payment of approximately $700,000 in cash by the Company to the shareholders of CSM and the issuance of 150,000 restricted shares of the Company's Common Stock to be held in escrow until such time as the shares may be earned by the shareholders of CSM upon the achievement of certain financial performance measures by CSM.

Per the agreement the 150,000 restricted shares will vest over the three year period from April 1, 2005 through March 31, 2008 based upon annual EBITDA calculations. For every $1.70 of EBITDA in excess of $850,000 during each twelve month period, one share of Common Stock will vest. Vesting is limited to 50,000 shares annually and no carryover of excess earnings is permitted. The vested shares of Common Stock can be put to Carter M. Fortune during the period June 1, 2008 to September 30, 2008 at $10.033 per share. In addition, any holder of vested shares may only exercise his/ her Put if the Company's common stock is not listed on the OTC Bulletin Board or any national securities exchange during the thirty day period preceding the exercise period or if the average bid price per share during the thirty day period preceding the exercise period is less than the put price. The 150,000 shares are valued at the closing price of the Company's stock on the date of purchase at $4.00 share. The contingent stock consideration is included as a component of the purchase price in accordance with SFAS 141, "Business Combinations" and Emerging Issues Task Force 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," under arrangements not affected by employment termination. The consideration is included in permanent equity under SFAS 141 as management of the Company deems likelihood that payment of such contingent consideration is beyond a reasonable doubt.

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

                              Intellectual Property

The Company owns, controls or claims ownership of certain intellectual properties associated with its business. The Company also claims a proprietary interest in all confidential or trade secret information relating to its businesses. Nor-Cote is party to a Patent License Agreement allowing it to license certain conductive ink technologies and related intellectual property.

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

      -     special bidding and procurement requirements on government projects;

      - federal regulations relating to various employee benefit plans including 401(k) plan, cafeteria plan, group health plans, welfare benefit plans, health care flexible spending plan;

      - federal regulations relating to employment taxes including withholding of income tax and obligations under FICA and FUTA;

      - state regulations relating to employment taxes including State Unemployment Tax and;

      - certain states have varying regulations regarding licensing, registration or certification requirements for PEOs. Regardless of whether a state has licensing, registration or certification requirements we must comply with a number of other state and local regulations that could impact our operations.

The Company believes that it has all the licenses required to conduct its operations and that it is in substantial compliance with applicable regulatory requirements. The failure of the Company to comply with applicable regulations could result in substantial fines or revocation of its operating licenses.

The Company, through its Wireless Infrastructure and Manufacturing and Distribution Segments is subject to various federal and state environmental regulations. These regulations do not generally have a material effect upon the Company.

Research and Development

Nor-Cote is the only subsidiary of the Company that incurs material research and development expenses. During the fiscal year ending August 31, 2005, Nor-Cote incurred $440,000 of research and development expenses as compared to $386,000 for the fiscal year August 31, 2004. Research and development takes place at Nor-Cote's facility. These expenses primarily relate to research regarding improvements to Nor-Cote's existing ultraviolet inks and the development of new ultraviolet inks.

Employees

As of November 29, 2005, the Company had approximately 524 full-time employees of which 371 were primarily engaged in the Wireless Infrastructure Segment, 89 were engaged in the Manufacturing and Distribution Segment, 52 were engaged in the Business Solutions Segment, and 12 were primarily engaged by the Holding Company (as hereafter defined). The Company had 41 part - time employees of which 37 were primarily engaged in the Wireless Infrastructure Segment, 3 were engaged in the Manufacturing and Distribution Segment, and 1 in the Business Solutions Segment. In addition, the Business Solutions Segment of the Company "co-employs" approximately 5,700 full-time employees and 1,200 part-time employees. Total employees employed by the Company in all categories and segments are approximately 7,465.

The Company anticipates that it will increase its staff within all of the segments in the coming year. The Company's in-house staff is supplemented with contract personnel on an as-needed basis. The Company believes that its relationships with its employees are generally satisfactory. In the Company's JH Drew subsidiary, approximately 192 of the Company's employees are represented by a union.

ITEM 2. DESCRIPTION OF PROPERTY

In March 2004 the Company entered into an operating lease agreement ("Agreement") to rent one of its office and warehouse facilities from a related party in which two members of the Control Group have an interest. The Agreement expires in February 2009. The Agreement provides for base rent of $42,000 per month. The base rent shall be adjusted annually to fair market value. The Agreement also includes one renewal option, which allows the Company to extend the lease term for an additional year. The building is occupied by Fortune Diversified Industries, Inc. (the "Holding Company") and several subsidiaries including Kingston, Commercial Solutions, TTC, StarQuest, PDH, ITC, Magtech, Cornerstone and Cornerstone Construction. The lease is an "Absolute Triple Net Lease" which provides for the lessee to pay most expenses related to the building including repairs and maintenance, insurance, and property taxes.

As part of an arrangement, dated July 2003, entitled "Agreement for Purchase and Sale of Real Estate" between the Company's Nor-Cote subsidiary and a party controlled by a Company Shareholder, Nor-Cote purchased, in fiscal year 2005, the office building in which the US administrative personnel are located. A subsequent agreement was executed between Nor-Cote and a related party for the sale of that building. No gain or loss was recorded on the transaction. On September 1, 2005, Nor-Cote entered into an operating lease agreement to rent the building from the related party. The agreement provides for base rent of $7,000 per month. The base rent shall be adjusted annually to fair market value. The Agreement also includes one renewal option, which allows the Company to extend the lease term for an additional year.

Additionally, Nor-Cote leases office and warehouse space in the UK, Singapore and Malaysia under various operating lease arrangements expiring in various years through 2015 with monthly rent of approximately $8,016. Nor-Cote entered into an agreement to lease office and warehouse space in Atlanta, GA as part of an operating lease through May 2007. The agreement provides for base rent of $2,940 per month and three one-year renewal options.

Nor-Cote owns a building in Crawfordsville, IN where Nor-Cote's manufacturing operations are conducted. The building is fully owned by the Company and has no mortgages or other encumbrances.

PSM leases an office building in Richmond, IN from a related party. The lease is for a period of five years and expires May 2008. The lease provides for a base rent of $2,000 per month with nominal annual increases. The lease also includes one renewal option, which allows the Company to extend the lease term for an additional year.

Additionally, PSM leases an office building in Indianapolis, Indiana under a lease agreement, which expires in December, 2008. There is no option to renew the lease. The lease amount is $5,450 a month and is not subject to annual increases or additional expenses such as property taxes, utilities, or insurance.

On April 30, 2004, JH Drew entered into an operating lease agreement to rent three buildings located in Indiana, Tennessee and Missouri from a related party. The lease agreement includes a five-year term with on option to extend the lease term for a one-year period and provides for base rent of $15,000 per month. Following the first twelve-month period, the base rent shall be adjusted annually to fair market value. The lease is an "Absolute Triple Net Lease" which provides for the lessee to pay most expenses related to the buildings including repairs and maintenance, insurance, and property taxes.

On November 1, 2004, the asset acquisition of Magtech created sublease obligations. In Indianapolis, Indiana the obligation is $1,500 a month from November 1, 2004 through June 30, 2006. No operations are conducted in this building. In Fort Wayne, Indiana the obligation is $2,600 a month from November 1, 2004 through December 31, 2010.

CSM leases office space in Brentwood, TN, under an agreement which expires in January 2009. In addition to a monthly base rent of $9,000, the agreement requires the Company to pay any increase in operating costs, real estate taxes, and utilities over the base year.

In the opinion of the Company, its properties are adequate for its present needs. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe all of our assets are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings or claims that it believes will have a material adverse effect on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 2005.

                                     PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market Information: The Common Stock of Fortune Diversified Industries, Inc. is traded on the American Stock Exchange (Symbol: FFI). The approximate number of holders of common stock was 1,385 (including shareholders of record and shares held in street name) at November 29, 2005.

Since June 23, 2005, our $0.10 per share par value common stock, trades on the American Stock Exchange under the symbol "FFI." Prior to June 23, 2005, our stock traded on the NASD OTC Bulletin Board under the symbol "FDVI" for the period June 17, 2001 through June 1, 2005 and under the symbol "FDVF" for the period June 2, 2005 through June 22, 2005. High and low quotations reported by the NASD OTC Bulletin Board or the American Stock Exchange, as applicable, during the periods indicated are shown below. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions. All share prices presented in this Annual Report on Form 10-KSB have been restated to reflect the 1-for-10 stock split effective June 2, 2005.

                                                     High               Low
                                                     ----               ---
Fiscal Year Ending August 31, 2005
     First Quarter                                  $11.80             $7.00
     Second Quarter                                   8.00              3.60
     Third Quarter                                    5.90              2.80
     Fourth Quarter                                   7.55              2.00

Fiscal Year Ending August 31, 2004
     First Quarter                                  $16.00             $3.00
     Second Quarter                                  16.50              8.70
     Third Quarter                                   12.50              8.50
     Fourth Quarter                                  10.10              7.50

The Company has never declared or paid any dividends on its Common Stock. The Board of Directors presently intends to retain any and all earnings for use in the Company's business and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

There have been no securities authorized for issuance under any type of equity compensation plan as of the end of fiscal year August 31, 2005.

The following table sets forth, for the period covered by this Form 10KSB, all sales of unregistered securities by the Company that were not previously reported.

   Date                 Title of              Amount of          Recipient of
Of Issuance            Securities         Issued Securities   Issued Securities
-----------           ------------        -----------------   -----------------
4/14/2005             Common Stock        20,000              Jeffrey Lewis (1)

(1) Jeffrey Lewis was issued 20,000 shares of the Company's Common Stock pursuant to Mr. Lewis' exercise of an option to purchase shares of the Company's Common Stock. Mr. Lewis paid $2,000 to purchase the shares. The Company relied on the exemption from registration provided under Section 4(2) of the Securities Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers


                                                                      MAXIMUM
                                                       TOTAL         NUMBER OF
                                                      SHARES          SHARES
                                       AVERAGE       PURCHASED        THAT MAY
                                        PRICE        AS PART OF        YET BE
                        TOTAL           PAID          PUBLICLY       PURCHASED
                       SHARES            PER          ANNOUNCED        UNDER
    PERIOD            PURCHASED         SHARE           PLANS        THE PLAN
------------------    ---------        -------       ----------      ---------
June 20, 2005           1,600           $3.13           1,600        999,000 (1)

(1) This amount is an approximate figure based upon a plan allowing the Company to re-purchase up to $5 Million in Company common Stock. The share quantity is therefore based on an approximate share price of $5.00/share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies

The Company has identified the following policies as critical to its business and the understanding of its results of operations. The impact of these policies is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where these policies affect reported and anticipated financial results. For a detailed discussion on the application of these and other accounting policies see the Notes to the Consolidated Financial Statements. Preparation of this report requires the Company's use of estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenue and expense amounts for the periods being reported. On an ongoing basis, the Company evaluates these estimates, including those related to the valuation of accounts receivable and inventory reserves, the potential impairment of long-lived assets and income taxes, valuation of contingent consideration resulting from acquisitions, and valuation of certain liability reserves. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Senior management has discussed the development, selection, and disclosure of these estimates with the Company's audit committee.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Valuation of Accounts Receivable and Inventory Reserves: Collectability of accounts receivable is evaluated for each subsidiary based on the subsidiary's industry and current economic conditions. Other factors include analysis of historical bad debts, projected losses, and current past due accounts. Inventories are valued at lower of cost or market using the first-in, first-out method based on average cost. The Company's valuation of inventory includes both a markdown reserve for inventory that will be sold below original cost, and a usage reserve. The reserve values are evaluated by each subsidiary based upon historical information and assumptions about future demand and market conditions. The usage reserve value is based on historical information and assumptions as to usage of current product in inventory and related usage trends. The Company's accounts receivable and inventory reserves increased by $400,000 and $127,000 respectively, at August 31, 2005 compared to August 31, 2004. It is possible that changes to the markdown and usage reserves could be required in future periods due to changes in market conditions.

Goodwill and Other Intangible Assets:

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, material goodwill included in the Company's Wireless Infrastructure, Business Solutions, and Manufacturing and Distribution Segments was assessed for impairment. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. Since management's judgment is involved in performing goodwill and other intangible assets valuation analyses, there is risk that the carrying value of the goodwill and other intangible assets may be overstated or understated.

The Company has elected to perform the annual impairment test of recorded goodwill as required by SFAS 142 as of the end of fiscal fourth quarter. The results of this annual impairment test indicated that the fair value of each of the reporting units as of August 31, 2005, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill was not subject to impairment.

The Company recognized impairment on certain other intangible assets in its Manufacturing and Distribution Segment of $417,000 and its Wireless Infrastructure Segment of $219,000. Management determined the assets were impaired based upon (a) violation of non-compete agreements with certain terminated employees and (b) substantial change in the customer mix within the Manufacturing and Distribution Segment.

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

Income Taxes:

Deferred tax assets are recognized for taxable temporary differences, tax credit and net operating loss carryforwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2004, based on this evaluation; the Company recorded approximately a 75% valuation allowance on the consolidated balance sheet for its deferred tax assets. This amount approximates a valuation allowance of 25% on its Business Solutions Segment, valuation allowance of 100% on its Manufacturing and Distribution Segment, and valuation allowance of 75% on its Wireless Infrastructure segment. During 2005, the Company recorded a 100% valuation allowance on additions to deferred tax assets due to uncertainty regarding future profitability of the Company based on
(a) the current year loss and (b) estimated increase in budgeted operating expenses related to implementation of certain provisions of the Sarbanes Oxley Act of 2002. In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company's overall statutory tax rate for 2005 would not have a material effect in the carrying value of the net deferred tax assets or liabilities.

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

Accrued insurance and workmen's compensation reserves:

The Company's Business Solutions Segment recognizes significant reserves in relation to its partially self-insured worksite employees' health and accident benefit programs based on (a) amount of past claims incurred and (b) estimated time lag to report and pay such claims. The Company's policy is to accrue estimated unpaid claims incurred during the fiscal year based on weighted average historical claims paid over a 2-month to 3-month lag period. PSM is insured for losses in excess of $180,000 per person with an aggregate stop loss of $11,110,000 at August 31, 2005. The combined reserve recognized for unpaid health and accident benefits on the Company's consolidated balance sheet is $4,000,000 for the year ended August 31, 2005.

New Accounting Policies:

In September 2004, the Financial Accounting Standards Board's (FASB) Emerging Issue Task Force ("EITF") reached a consensus on EITF Issue No. 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The Task Force reached a conclusion that Contingently Convertible Instruments should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent features have been met. Contingent stock resulting from various acquisitions over the last 3 years, not included in the Company's common stock outstanding at August 31, 2005; are included in the accompanying statements of operations and Note 14 in diluted earnings per share.

In November 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) 151, "Inventory Costs". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), and requires that these items be recognized as current-period charges. In addition, SFAS 151 is effective for the first quarter of fiscal year 2006. The Company does not expect the impact of adopting this standard to be material.

In December 2004, the FASB issued Statements No. 123R, "Share-Based Payment" ("FAS 123R"), an amendment of FASB Statements No. 123 and 95. Under FAS 123R, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the statement of operations. This statement is effective for interim periods beginning after June 15, 2005. The SEC has delayed implementation date to fiscal years beginning on or after June 15, 2005. The Company anticipates adopting the provisions of FAS 123R beginning September 1, 2005. The impact on future periods is not expected to be material.

In May 2005, the FASB issued Statement SFAS No. 154 "Accounting Changes and Error Corrections" (SFAS 154) which supersedes APB Opinion No. 20, Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impractible, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is in the process of determining the impact of SFAS 154 on its consolidated results of operations and financial condition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2005 AND AUGUST 31, 2004

Executive Overview

Financial Summary

Revenues were $113.096 million for the year ended August 31, 2005 compared with $66.882 million for the year ended August 31, 2004. The increase in revenues was primarily attributable to the acquisitions of Ink Source, Magtech, EI Solution, and CSM in 2005 and PSM, ITC, and JH Drew in 2004. Additionally the Company experienced internal, organic revenue growth of approximately $11 million due mainly to an 1) increase in demand for services provided by certain subsidiaries in the Company's Wireless Infrastructure Segment due to the cellular communication industry's investment in expansion of their networks and 2) increase in customer base in the Company's PEO business due to small market penetration in the geographic regions which we service.

Despite the increased revenues, the Company reported a net loss of ($2.317) million or ($.22) per share for the year ended August 31, 2005 compared with net income of $2.402 million or .23 per share for the year ended August 31, 2004. The following factors contributed to the decrease in net income in fiscal year 2005:

      - Loss on a project, considered a special charge by management in the Company's Wireless Infrastructure Segment of approximately $1.2 million due to additional costs incurred in excess of contract prices. The special charge relates to the Company's aggressive approach to gain market share and geographic expansion, mainly in its ITC subsidiary.

            - Management has taken steps to minimize future losses through implementation of a new management team within this subsidiary as well as ongoing restructurings related to customer contract negotiations, purchasing procedures, and cost reduction plans.

      - Increase in estimates for the Company's allowance for doubtful accounts of $400,000 due mainly to (a) an increase in revenues in the Wireless Infrastructure Segment, (b) certain revenue recognition issues concerning multiple elements within certain wireless contracts, and (c) reduction in accounts receivable turnover in certain wireless subsidiaries due to slow payments by certain customers.

      - Impairment loss on certain intangible assets in the Company's Manufacturing and Distribution and Wireless Infrastructure Segments of $636,000 due to management directed restructuring in the respective divisions.

            - Restructurings included (a) a change in customer list due to the loss of a master distributor agreement and (b) a decrease in volume from majority of customers included in the customer list at the purchase date.

            - Restructurings of personnel resulting in non-compete agreement violations

      - Compensation expense related to vesting of Company stock under certain employment agreements and vesting of cash bonus programs related to acquisitions of approximately $500,000.

      -     Company growth and subsidiary expansion in all segments.

      - Decrease in gross profit of JH Drew due mainly to (a) seasonality of the construction business, (b) suppressed gross margin in JH Drew due to increased competition resulting from a delay in congress to approve a federal highway bill expected to increase government spending of highway construction projects by the billions, and (c) increase in steel and diesel prices.

            - The Company expects increased revenues in the fourth quarter of 2006 due to states' issuance of work from the federal passing of the bill in August 2005.

      - Increase in interest expense of $825,000. Interest expense increased in fiscal year 2005 approximately $450,000 due to an increase in prime and LIBOR rates. The remaining increase was due to an increase in debt of $10.6 million resulting from acquisitions and cash flow needs.

      - Increase in workers compensation claims in the Company's JH Drew subsidiary over the prior year of approximately $223,000.

      - Total inventory markdowns of $203,000 related to the Company's Manufacturing and Distribution Segment for market price adjustments and obsolescence.

Management's expectations for fiscal year 2006 include internal revenue growth estimates of 15%-20%. With the wireless industry improving, the Company believes there is opportunity for continued substantial growth in the Company's Wireless Infrastructure Segment. Management believes the ability for the Company's wireless subsidiaries to offer turnkey services to build or expand networks puts the Company at a competitive advantage. These advantages include, but are not limited to; providing customers with a one-stop shop approach to servicing the wireless industry, efficiencies created by working from the same locations and thereby creating the ability to complete projects more timely relative to the Company's competition. The Company anticipates marketing these services and bidding on more projects directly with the carriers, rather than operating as subcontractors, which is expected to increase gross margin and net income. Management anticipates internal revenue growth in the Business Solutions Segment from the Company's PEO businesses of approximately 12%-15%. Due to the small market saturation within the PEO industry for companies with 100-500 employees, management believes that this growth estimate may prove to be conservative. Though PSM and CSM continue to specialize in fee revenue associated with the administration of payroll and related services; the Company continues to expand other services including human resource outsourcing, employment training and testing. Earnings will be dependant on a number of factors including the ability of the Company to execute strategies.

Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):

                                                                          MANUFACTURING  AND     WIRELESS      HOLDING     SEGMENT
                                                     BUSINESS SOLUTIONS      DISTRIBUTION     INFRASTRUCTURE   COMPANY      TOTAL
YEAR ENDED AUGUST 31, 2005
Net revenues                                         $           28,458   $           22,109  $       62,529  $       --  $ 113,096
Cost of revenues                                                 21,646               15,989          54,436          --     92,071
                                                     ------------------   ------------------  --------------  ----------  ---------
Gross profit                                                      6,812                6,120           8,093          --     21,025
Operating expenses
    Selling, general and administrative expenses                  4,107                6,386           6,830       2,362     19,685
    Depreciation and amortization                                   336                  581             689         103      1,709
    Impairment loss of intangible assets                             --                  417             219          --        636
                                                     ------------------   ------------------  --------------  ----------  ---------
       Total operating expense                                    4,443                7,384           7,738       2,465     22,030
                                                     ------------------   ------------------  --------------  ----------  ---------

Segment operating income (loss)                      $            2,369   $           (1,264) $          355  $   (2,465) $  (1,005)
                                                     ==================   ==================  ==============  ==========  =========

AS OF AUGUST 31, 2005
Cash                                                 $            3,103   $              399  $          414  $     (129) $   3,787
Restricted savings account                                        1,484                   --              --          --      1,484
Available for sale investments                                    2,199                   --              --          --      2,199
Accounts receivable                                               1,304                3,315          16,736           3     21,358
Costs and estimated earnings in excess of billing
    of billing on uncompleted contracts                              --                   --           2,681          --      2,681
Inventory, net                                                       15                4,120           4,180          --      8,315
Prepaid expenses and other current assets                           421                  198             940         231      1,790
Deferred tax asset                                                  563                   --             451          --      1,014
Property and equipment, net                                         306                2,212           2,077         469      5,064
Goodwill                                                          4,287                5,970           1,423          --     11,680
Other intangible assets, net                                      3,773                  740             192          --      4,705
Accounts receivable - long term                                      --                   --             600          --        600
Other long term assets                                               18                   55              --         336        409
                                                     ------------------   ------------------  --------------  ----------  ---------

Total Segment Assets                                 $           17,473   $           17,009  $       29,694  $      910  $  65,086
                                                     ==================   ==================  ==============  ==========  =========

YEAR ENDED AUGUST 31, 2004
Net revenues                                         $           17,958   $           23,394  $       25,530  $       --  $  66,882
Cost of revenues                                                 13,854               16,374          21,030          --     51,258
                                                     ------------------   ------------------  --------------  ----------  ---------
Gross profit                                                      4,104                7,020           4,500          --     15,624
Operating expenses
    Selling, general and administrative expenses                  1,937                5,882           2,861       1,232     11,912
    Depreciation and amortization                                   157                  634             341          32      1,164
                                                     ------------------   ------------------  --------------  ----------  ---------
       Total operating expense                                    2,094                6,516           3,202       1,264     13,076
                                                     ------------------   ------------------  --------------  ----------  ---------

Segment operating income (loss)                      $            2,010   $              504  $        1,298  $   (1,264) $   2,548
                                                     ==================   ==================  ==============  ==========  =========

AS OF AUGUST 31, 2004
Cash                                                 $            2,836   $              633  $           50  $        8  $   3,527
Restricted savings account                                          210                   --              --          --        210
Available for sale investments                                    1,959                   --              --          --      1,959
Accounts receivable                                                 844                3,601          11,442           7     15,894
Costs and estimated earnings in excess of billing
    of billing on uncompleted contracts                              --                   --           1,879          --      1,879
Inventory, net                                                       11                3,253           6,482          --      9,746
Prepaid expenses and other current assets                           227                  198             358          32        815
Deferred tax asset                                                  563                   --             451          --      1,014
Property and equipment, net                                          37                2,121           1,649         231      4,038
Goodwill                                                          3,580                5,957             655          --     10,192
Other intangible assets, net                                        962                1,012             137          --      2,111
Other long term assets                                               43                   94              19          28        184
                                                     ------------------   ------------------  --------------  ----------  ---------

Total Segment Assets                                 $           11,272   $           16,869  $       23,122  $      306  $  51,569
                                                     ==================   ==================  ==============  ==========  =========

Wireless Infrastructure

Revenues

Revenues for the year ended August 31, 2005 amounted to $62.529 million compared to $25.53 million for the year ended August 31, 2004, an increase of $36.999 million or 145%. The increase in revenues was due mainly to 1) the acquisition of JH Drew on April 30, 2004 resulting in a $29.111 million increase and 2) an increase in revenues of $8.52 million in the Company's subsidiaries which provide services that assist in the expansion and upgrade of the wireless carriers' cellular communication networks.

JH Drew, which was acquired on April 30, 2004, reported revenues of $46.669 million for the twelve months ended August 31, 2005, compared to $17.558 million for the four months ended August 31, 2004. JH Drew reported an increase of 2% in pro-forma revenues for the twelve months ended August 31, 2004 (which includes eight months of activity prior to ownership by the Company) as compared to twelve months ended August 31, 2005. The increase in pro-forma revenues was due mainly to a mild spring and moderate rainfall in the summer in the Midwest states where JH Drew operates.

The subsidiaries which provide services that assist in the expansion of the wireless carriers cellular communication networks and upgrades include ITC, Magtech, PDH and Cornerstone Construction. The $8.52 million, or 133% increase in revenues was due mainly to (a) growth in the industry which created demand for the Company's services and (b) the Company's acquisitions of ITC in 2004 and Magtech in 2005. ITC reported twelve months revenue of $3.338 million in fiscal year 2005 and four months of revenue of $538,000 in fiscal year 2004. Magtech was acquired during fiscal year 2005, and reported ten months revenue of $2.144 million (net of $480,000 inter-company sales). The Company's competition over the past five years has decreased due to a corresponding decrease in demand for network expansion and upgrade services by wireless carriers. Due to capital expansion in the industry over the past year, the Company was able to increase market share with existing customers and procure new customers as steps were taken by the carriers for larger investments in these areas. Although revenue increased significantly in each subsidiary, the Wireless Infrastructure Segment reported a net loss from operations. The loss was primarily attributable to costs incurred in excess of contract prices. The Company has taken steps to mitigate future losses through implementation of a new management team within this subsidiary as well as ongoing restructurings related to customer contract negotiations, purchasing procedures, and cost reduction plans. JH Drew is reporting a backlog of $23 million at August 31, 2005 as compared to $28 million at August 31, 2004. Since congress passed the federal highway bill in August 2005, management anticipates backlog to increase over the course of the year, but revenue to remain flat until fourth quarter of fiscal year 2006. Management believes 2006 revenue will be comparable to 2005 revenue with margins tight due to increased competition minimizing industry profits. Anticipated revenues in 2007; however, are expected to increase with work from the federal highway bill once approved by the various states. Additional challenges for JH Drew during 2005 included an increase in steel prices which had an adverse effect on contract profitability, and an increase in fuel prices which are expected to continue to have a negative effect on gross margin for much of 2006.

Management believes the wireless industry will continue to strengthen over the next few years. The Company believes there is opportunity for continued substantial growth in the Company's Wireless Infrastructure Segment of business. Management believes the ability for the Company's subsidiaries to offer turnkey services to build or expand networks positions the wireless companies at a unique competitive advantage. Advantages include being a one-stop shop for the Company's clients and efficiencies created by working out of the same locations allowing projects to be completed more timely. The Company anticipates on marketing these services and bidding on more projects directly with the carriers, rather than operating as subcontractors, which will increase margins and income.

Key risk factors facing these companies in 2006 include industry mergers; customer budget constraints; ability to cancel or put a project on hold; ability of the companies to hire and retain experienced personnel; execution of business strategies; competition shutting us out of a market with a customer; keeping up with new technologies and industry standards; and working capital constraints.

Gross Profit

Gross profit for the year ended August 31, 2005 was $8.093 million representing 12.94% of revenues, compared to $4.5 million representing 17.63% of revenues for the fiscal year ended August 31, 2004. The increase in gross profit dollars was due to the increased revenue as discussed above. The decrease in gross profit margin of 4.69% was due mainly to 1) the Company's JH Drew subsidiary reporting 9.42% gross profit margin for twelve months ended August 31, 2005 compared to 15.69% gross profit margin for the four months ended August 31, 2004 and 2) the Company's ITC subsidiary reporting a decrease in gross profit margin, from 35.13% for the four months ended August 31, 2004 as compared to 3.80% for the twelve months ended August 31, 2005.

The decrease in JH Drew gross profit margin was primarily attributable to seasonality and the inherent factors within the construction business, heavy competition as a result of the delayed passing of the federal highway bill, and increase in steel and diesel prices. The decrease in ITC gross profit margin was due mainly to costs incurred in excess of contract prices. The Company has taken steps to mitigate future losses through implementation of a new management team within this subsidiary as well as ongoing restructurings related to customer contract negotiations, purchasing procedures, and cost reduction plans.

Gross profit margin, excluding inter-company sales, in the Company's Magtech and PDH subsidiaries decreased 1.9% due mainly to the increase in work as a percentage of revenues outsourced to subcontractors, which increased at a rate higher than internally generated revenues with employees. In addition, the increase in costs associated with adding new employees and training costs affected margins negatively.

Gross profit margins increased 13% in the Company's Cornerstone Construction subsidiary due to internal management restructuring and successful execution of strategies including accepting contracts with higher margins, procuring additional work directly with carriers, and hiring employees rather than subcontracting a larger percentage of the work performed.

Operating Income

Operating income for the year ending August 31, 2005 was $355,000, compared to $1.298 million for the year ended August 31, 2004, a decrease of $943,000. JH Drew reported a decrease in operating income of $484,000 for the twelve months ended August 31, 2005 as compared to the four months ended August 31, 2004. The decrease in JH Drew operating income was due mainly to decreased gross margins as discussed above as well as and an increase in workers compensation claims in the Company's JH Drew subsidiary resulting in an increase in operating expense of $223,000.

Additionally, the Company's ITC subsidiary reported a decrease in operating income of $1.318 million due mainly to decreased gross margins as discussed above. ITC recognized an impairment charge on certain intangible assets of $219,000 due to restructurings of personnel, resulting in non-compete agreement violations. The remaining subsidiaries in the wireless telecommunications segment reported an increase in operating profits of $859,000.

Manufacturing and Distribution

Revenues

Revenues for the year ended August 31, 2005 were $22.109 million compared to $23.394 million for the year ended August 31, 2004, a decrease of $1.285 million or 5%. There was a decrease in revenues of approximately $1.465 million or 11% in the distribution companies, Kingston and Commercial Solutions, despite Commercial Solutions only reporting seven months of activity for the twelve months ended August 31, 2004, compared to twelve months ended August 31, 2005. The decrease in revenues in the distribution companies was mainly the result of:

      - Decreased customer base due to the implementation of a more stringent credit policy resulting in lower sales volume.

      - Decreased customer base due to increased pricing of certain products related to the loss of a master distributor agreement in April 2005 with a major manufacturer for commercial televisions.

This decrease in revenues was offset somewhat by Commercial Solutions' and Kingston's expansion of product offerings, mainly other brand name televisions from other manufacturers at competitive prices.

Nor-Cote's revenues increased 2.3% due mainly to revenues resulting from the acquisition of Ink-Source on September 30, 2004. This increase at Nor-Cote was offset by a decrease in revenues in the tag and label and compact disk markets which are shrinking, moving to combination print processes or becoming a commodity in a highly competitive market. Additionally Nor-Cote has experienced a small increase in sales in Asia due to an increase in sales in the nameplate/ membrane switch and container inks which are offsetting the erosion of sales in the compact disk market.

Future trends for revenue and profitability for Kingston and Commercial Solutions are difficult to predict due to a variety of known and unknown risks and uncertainties, including, without limitation, (i) dependence upon principal suppliers and availability and price of electronic and rubber products; (ii) loss of significant customers or a reduction in prices we charge these customers; (iii) lack of demand for our products and services in certain markets and our inability to maintain margins; (iv) our ability to absorb, through revenue growth, the increasing operating costs that we have incurred and continue to incur in connection with our activities; (v) uncertainty as to whether electronic equipment manufacturers will continue to outsource aspects of their business to us; (vi) possible adverse effect on demand for our products resulting from consolidation of electronic manufacturers (vii) economic conditions in our markets; (viii) ability to respond to rapid technological changes in the electronics industry; (ix) access to or the cost of increasing amounts of capital, trade credit or other financing; (x) ability to meet intense industry competition; (xi) ability to manage and sustain future growth at our historical or industry rates; (xii) success of relationships with electronics equipment manufacturers, (xiii) seasonality; (xiv) ability to attract and retain qualified management and other personnel and (xv) ability to maintain adequate business insurance at reasonable cost.

Principal risks and uncertainties that may limit the success of Nor-Cote include
(i) raw material shortages or discontinuance of product (ii) the cost of increasing amounts of capital, trade credit or other financing in order to facilitate R&D investments; (iii) raw material price increases (iv) ability to attract and retain qualified management and other personnel; (v) loss of significant customers or a reduction in prices we charge these customers; (vi) lack of demand for our products and services in certain markets and our inability to maintain margins; (vii) our ability to absorb, through revenue growth, the increasing operating costs that we have incurred and continue to incur in connection with our activities; and (viii) risks of foreign operations, including currency, trade restrictions and political risks in our foreign markets. Because of the aforementioned uncertainties affecting our future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate future results or trends.

Gross Profit

Gross profit for the year ended August 31, 2005 was $6.120 million representing 28% of sales, compared to $7.02 million representing 30% of sales for the year ended August 31, 2004. Nor-Cote's gross margins are significantly higher than the distribution companies of Kingston and Commercial Solutions due to the specialty niche of ink manufacturing products. Nor-Cote's revenues as a percent of the total Manufacturing and Distribution Segment revenue was 49% for the 12 months ended August 31, 2005 as compared to 45% for the 12 months ended August 31, 2004. There was a decrease in gross profit margins at Nor-Cote of 2%. The decrease in gross profit margin at Nor-Cote was due mainly to an increase in raw material costs that were offset somewhat by a price increase in the fourth quarter ended August 31, 2005; and an increase in Asia sales for higher margin products as discussed above. Additionally Kingston and Commercial Solution's gross profit margin decreased approximately 4.6% due mainly to a) increased freight costs, and b) a $203,000 increase in inventory reserves due to lower of cost or market and obsolescence adjustments at Commercial Solutions and Kingston Sales.

Operating Income

Operating income (loss) for the year ended August 31, 2005 was $(1.264) million, compared to $504,000 for the year ended August 31, 2004, a decrease of $1.768 million. The decrease in operating income was primarily attributable to the decrease in gross margins as discussed above plus an increase in operating expenses of approximately $601,000 in the Company's Nor-Cote subsidiary including the hiring of additional personnel, stock issued to employees as part of certain employment agreements, and increased expenses related to opening a new US branch and increased marketing efforts in Latin America and Asia. These Nor-Cote expenses were incurred primarily for business expansion and technology investment but were not offset in 2005 with increased revenues. Additionally, Commercial Solutions only reported seven months of activity for fiscal year 2004 as compared to twelve months activity for the fiscal year ended August 31, 2005, resulting in increased costs of $337,000. Kingston recognized impairment on certain intangible assets of $417,000 due to a management directed restructure. The restructure resulted in a change to Kingston's customer base and changes in key employees with non-compete agreements.

Business Solutions

Revenues

Revenues for the year ended August 31, 2005 were $28.458 million compared to $17.958 million for the year ended August 31, 2004, an increase of $10.500 million. PSM, which was acquired on October 1, 2003, reported revenue of $21.935 million (net of inter-company revenues of $630,000) for the year ended August 31, 2005 as compared to $17.958 for the eleven months ended August 31, 2005, an increase of $3.977 million. PSM's pro forma revenues for the twelve months ended August 31, 2005 versus twelve months ended August 31, 2004 (which includes one month activity prior to ownership by the Company) show an approximate 12.5% increase. The increase in revenues was due to an increase in customer base related to increased demand by customers. CSM, which was acquired on April 1, 2005, reported revenue of $6.523 million for the five months ended August 31, 2005.

Management anticipates internal growth in our PEO businesses of approximately 12%-15%. Due to the small market saturation within the PEO industry for companies with 100-500 employees, management believes that this growth estimate may prove to be conservative. Though PSM and CSM's primary focus involves fee revenue associated with the administration of payroll and related services, the Company continues to expand other services including human resource outsourcing, employment training and testing.

The business variables that the Company works to overcome include the risk of the partially self funded health insurance and workers compensation insurance reserves; the volatile economy; unemployment insurance claims; employers liability insurance industry; government regulations on employment, employment taxes and insurance; and client credit risks.

Gross Profit

Gross profit for the year ended August 31, 2005 was $6.812 million, representing 23.94% of revenue as compared to $4.104 million for the year ended August 31, 2004, representing 24.54% of revenue. PSM reported gross margin of $5.382 million, or 23.86%, for the twelve months ended August 31, 2005 as compared to $4.104 million, or 24.54%, for the eleven months ended August 31, 2004. The increase in gross profit percentage was due mainly to a decrease in PSM's health insurance reserves based upon a decrease in historical claims paid. This decrease in insurance expense was offset somewhat by a 1% Indiana state increase in the unemployment tax in January 2005. CSM, which was acquired on April 1, 2005, reported gross profit of $1.430 million or 21.9% of revenues for the five months ended August 31, 2005.

Operating Income

Operating income for the year ended August 31, 2005 was $2.369 million as compared to $2.010 million for the year ended August 31, 2004. PSM, which was acquired on October 1, 2004, reported operating income of $2.158 million for the twelve months ended August 31, 2005 as compared to $2.010 million for the eleven months ended August 31, 2004. Operating income increased disproportionately with revenues due mainly to an increase in internal employees. CSM reported operating income of $227,000 for the five months ended August 31, 2005.

Holding Company

The Company's Holding Company does not have any income producing operating assets. As such, the operating loss is equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the year ended August 31, 2005 were $2.465 million, compared to $1.264 million for the year ended August 31, 2004, an increase of $1.201 million. This increase was due mainly to an increase in accounting and legal expenses due mainly to corporate growth through acquisitions, the hiring of additional employees in accounting and information technology as well as a new CEO in June 2005. The Company expects to double its budget in fiscal year 2006 for personnel and outside accounting and consulting due primarily to Sarbanes Oxley legislation passed in 2002.

Interest expense for the year ended August 31, 2005 was approximately $1.445 million as compared to $620,000 for the year ended August 31, 2004. Interest expense increased in fiscal year 2005 approximately $450,000 due to an increase in prime and LIBOR rates. The remaining increase was due to an increase in debt of $10.6 million.

Significant estimates have been made by management with respect to the realizability of the Company's deferred tax assets. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term. The net change in the valuation allowance for deferred income tax assets was $0 and $625,000 at August 31, 2005 and 2004, respectively. The valuation allowance relates primarily to net operating loss carryforwards, tax credit carryforwards, and net deductible temporary differences. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company's earnings history and the Company's near-term earnings expectations. Although realization is not assured, management believes it is more likely than not that all of the net deferred income tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

      1) At August 31, 2005, cash and available for sale investments totaled $5.986 million at August 31, 2005 as compared to $5.486 million at August 31, 2004.

      2) As of August 31, 2005 the Company had working capital of approximately $1.2 million compared with $9.174 million at August 31, 2004. The decrease in working capital is primarily attributable to an increase in borrowings under the Company's line of credit of $11.050 million.

      3) Cash flows used in operations for the year ended August 31, 2005 was $5.259 million as compared to cash flow provided by operating activities of $508,000 at August 31, 2004. This decrease in operating cash flows was due mainly to an increase in accounts receivable of $5.560 million. The increase in accounts receivable was due mainly to an increase in revenues in the fiscal fourth quarter as a result of the Company's subsidiaries which provide services that assist in the expansion of the wireless carriers cellular communication networks (PDH, Magtech, ITC Cornerstone Construction). Additionally accounts receivable days outstanding increased due mainly to longer pay terms with customers of these subsidiaries.

      4) At August 31, 2005 the Company had used substantially all of its funds available on its line of credit with the bank. Subsequent to August 31, 2005, the Company procured an additional $1 million on its line of credit with the bank.

      5) Total debt at August 31, 2005 was $33.956 million as compared to $22.622 million at August 31, 2004. The increase in debt was primarily due to the acquisitions of CSM, Magtech, EI Solutions and Ink Source utilizing 2.758 million in cash, as well as funds used in operating activities of $5.259 million, and capital expenditures of $1.932 million.

The Company has focused in the past year on rapid internal growth as well as growth through acquisitions. The Company has incurred substantial operating costs in the areas of research and development, branch expansion, and hiring of additional personnel. Sources of funds for this expansion have mainly been from additional borrowings from the bank. At August 31, 2005 the Company was in violation of certain covenants related to its' consolidated financial statements. The bank has granted the Company a waiver for such violations. Our loans with the bank are guaranteed by personal assets of two of the Company's majority stockholders. The Company is reviewing opportunities for additional capital through equity offerings and new bank debt as well as restructuring of debt with a related party through a preferred stock offering. On November 21, 2005, the Company procured $7.5 million in cash minus certain transaction costs per the terms of a Securities Purchase Agreement with an investment company. The terms of the agreement include the issuance of a Convertible Term Note. The note is due on or before November 2008. Subject to the terms of the note, the note is payable in cash or is convertible into shares of the Company's common stock. The Company also issued a warrant to purchase up to 272,727 shares of the Company's common stock.

We believe that cash to be generated from operations in 2006, along with available cash and cash equivalents, as well as additional cash sources from external banks and investors will be sufficient to fund our 2006 operating needs.

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

      - failure of acquired companies to achieve results expected by the Company

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

The departure of key personnel could disrupt the Company's business. The Company depends on the continued efforts of its executive officers and on senior management of the businesses it acquires. Although the Company intends to enter into an employment agreement with each of its executive officers and certain other key employees, it cannot be certain that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could adversely affect the Company's business, financial condition and results of operations. The Company does not carry key-person life insurance on any employees other than the CEO.

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

The telecommunications industry and the PEO industry are highly competitive and are served by numerous small, owner-operated private companies, a few public companies and large regional companies. In addition, relatively few barriers prevent entry into the industries. As a result, any organization that has adequate financial resources and access to technical expertise may become one of the Company's competitors. Competition in the industry depends on a number of factors, including price. Certain of the Company's competitors may have lower overhead cost structures and may, therefore, be able to provide their services at lower rates than the Company is able to provide. In addition, some of the Company's competitors are larger and have greater resources than the Company does. Management of the Company cannot be certain that its competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to the Company's services.

Similarly, management of the Company cannot be certain that it will be able to maintain or enhance the Company's competitive position within its industry. The Company may also face competition from the in-house service organizations of existing or prospective customers. Telecommunication companies usually employ personnel who perform some of the same types of services the Company provides. PEO customers usually employ personnel who perform some of the same types of services the Company provides. The Company cannot be certain that its existing or prospective customers will continue to outsource services in the future.

The Company could have potential exposure to environmental liabilities. The Company's operations are subject to various environmental laws and regulations. As a result, management cannot be certain that it will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business, property or assets.

The Company may not be able to protect its intellectual property rights. The Company is exposed to financial market risks, including interest rate fluctuation and changes in foreign currency exchange rates. The Company is exposed to changes in interest rates on variable interest rate revolving lines of credit. The Company believes an increase in short-term borrowing rates during interest rate increases could have a material impact on interest expense. The Company did not have any interest rate swaps outstanding at August 31, 2005. The Company believes foreign currency exchange rate risk is nominal as of August 31, 2005. Foreign sales reporting during the year ended August 31, 2005 were less than 4% of total Company sales.

The Control Group, which owns a substantial majority of the Company's Common Stock, could through the exercise of its voting rights affect decisions which could conflict with the interests of the public shareholders.

                         Off Balance Sheet Arrangements

The Company does not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Two stockholders of the Company own a related party, in which the principal assets are the buildings used by the Company and many of the Company's subsidiaries. The Company does not guarantee the debt on the building. The Company believes the related party which owns the Company's operating facility is not a variable interest entity and is excluded from the scope of Interpretation No. 46. The Company will continue to evaluate what effect, if any, the recognition and measurement provisions will have on its consolidated financial statements and related disclosures in future periods.

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

ITEM 7. FINANCIAL STATEMENTS

See pages F-1 through F-37 following Item 14 below.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      Directors, Executive Officers, Promoters and Control Persons

(a) Executive Officers and Directors

The executive officers and directors of the Company are as follows:

    NAME               AGE      SINCE                    POSITION
    ----               ---      -----                    --------
John F. Fisbeck        49        2005     Director, President and Chief Executive Officer

Carter M. Fortune      62        2002     Treasurer, Chairman of the Board

Amy E. Gallo           38        2002     Chief Financial Officer, Secretary,

Paul A. Rayl           33        2005     Independent Director, Chairman of
                                          the Audit Committee

David A. Berry         51        2002     Independent Director, Audit Committee Member

Nolan R. Lackey        82        2005     Independent Director, Audit Committee Member

Harlan M. Schafir      51        2003     Director, Chief Operating Officer

The Company's current directors serve until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Mr. Fisbeck was elected President and Chief Executive Officer on May 27, 2005. Mr. Fisbeck was also elected as a Director of the Company on May 27, 2005. Prior to and during the period from August 2000 through May, 2004, Mr. Fisbeck was employed by Merrill Lynch as Senior Financial Advisor and after May 28, 2004 he was employed by Wachovia Securities as Senior Financial Advisor/Branch Office Manager.

Mr. Fortune became Chief Executive Officer and Chairman of the Board of the Company as of January, 2002. Mr. Fortune resigned as Chief Executive Officer on May 27, 2005 and was appointed Treasurer. Mr. Fortune has a BBA in Marketing from the University of Cincinnati. He began his professional career at a leading national food brands company where after five years he had ascended to the position of Regional Marketing Manager. He was then hired as Director of Marketing for a leading Insurance and Actuarial services provider where he served for three years. Mr. Fortune then began a period of about fifteen years where he was the owner and operator of a chain of retail stores. Concurrently and through today he began investing, owning and operating numerous commercial and residential real estate developments.

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

Paul A. Rayl was elected to the Board of Directors on May 17, 2005. Mr. Rayl also serves as Chairman of the Audit Committee. Mr. Rayl has served as the Chief Financial Officer and Director of Operations for Technuity, Inc. since October 2002. From October 2000 to October 2002, he served as Controller and Vice President of Finance of Technuity, Inc. Technuity, Inc. is a virtual manufacturer of battery products and related accessories. Since its inception in 1999, the Company has experienced significant growth in the consumer electronics retail channel and along with winning distinction as an Ernst & Young Entrepreneur of the Year in 2002, was also named one of the 10 fastest growing private companies in Indiana in both 2002 and 2003. Mr. Rayl has also served as Chief Financial Officer of Batteries.com, LLC since its formation in December 2003. Batteries.com, LLC is a retailer of battery products and accessories to the general public vie the internet. Prior to joining the Company., Mr. Rayl was employed as a Certified Public Accountant by Ernst & Young, LLP where he specialized in providing auditing and assurance services for fast growing private and public start-up companies. Mr. Rayl graduated with honors with a Bachelor of Science in accounting from Indiana University.

Nolan R. Lackey was elected to the Board of Directors on July 29, 2005. Mr. Lackey also serves on the Company's audit committee. A native of Oklahoma, Mr. Lackey holds a Bachelor's degree from Oklahoma Baptist University and a Master's degree from Northwestern University and is a Fellow of the American College of Healthcare Administrators. He was awarded an Honorary LLD degree by Franklin College in 1967. In 1999, Mr. Lackey was proclaimed a Sagamore of the Wabash by Indiana Gov. Frank O'Bannon. He has served on numerous Boards of Directors and Licensing Councils throughout his career including the Board of Directors of Blue Cross/Blue Shield and its Executive Committee prior to its reorganization. Currently, Mr. Lackey is founder and President of Lackey Investments, LLC, since 2000.

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

Harlan M. Schafir was elected to the Board of Directors on October 1, 2003 and continued as President of PSM. In 1991, Mr. Schafir founded PSM, one of the first PEO's in the state of Indiana. Under his leadership, PSM has experienced double-digit annual growth and now has offices in Richmond, IN, Indianapolis, Indiana and Dayton, Ohio. Mr. Schafir has also helped PSM achieve annual client retention rates consistently above 99%. He has been on the Board of Directors of NAPEO (National Association of Professional Employer Organizations) and will serve as Treasurer next year. He is also involved with numerous other organizations.

(b) Significant Employees. None.

(c) Family Relationships. None.

(d) Involvement in Certain Legal Proceedings. None.

(e) Audit Committee Financial Expert. The Company's Board of Directors has determined that one member of the Audit Committee, Paul A. Rayl, qualifies as an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K adopted pursuant to the Securities Exchange Act of 1934, as amended. Mr. Rayl has a bachelors degree in Accounting and over ten years of experience in reading, interpreting and analyzing financial statements in his roles as more fully described in the above biographical information. Mr. Rayl also qualifies as "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934, as amended.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain such reporting persons that no Form 5's were required for such persons, the Company believes that, for the year ended August 31, 2005, its officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements, except for one Form 4 that was filed by John F. Fisbeck subsequent to the date such form was due and one Form 3 that was filed by Nolan R. Lackey subsequent to the date such form was due to be filed.

                                 Code of Ethics

The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, and employees. A copy of the Code of Ethics is attached as Exhibit 14.1 to this Annual Report on Form 10-KSB. A copy of the Company's Code of Ethics can be viewed on the Company's website at www.ffi.net or obtained free of charge by sending a written request to the attention of the Company's Chief Financial Officer, Amy Gallo, at 6402 Corporate Drive, Indianapolis, Indiana 46278.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company's past three fiscal years ended August 31, 2005 by the CEO and each of the Company's other most highly compensated executive officers whose total annual compensation for fiscal 2005, based on salary and bonus earned during fiscal 2005, exceeded $100,000(the "Named Executive Officers"). (No other executive officers of the Company received a salary and bonus for fiscal 2005 in excess of $100,000 so as to require their inclusion in the table.)

                         Summary Compensation Table (1)

                              Fiscal
                               Year        Annual Compensation
      Name and Principal      Ending      ----------------------    Other Annual
         Position             Aug. 31     Salary ($)   Bonus ($)  Compensation ($)
----------------------------  -------     ----------   ---------  ----------------
John F. Fisbeck, President      2005      $  360,000       --            --
   and CEO(1)                   2004              --       --            --
                                2003              --       --            --

Carter M. Fortune(1)            2005      $        0       --            --
                                2004      $        0       --            --
                                2003      $        0       --            --

Harlan Schafir, Chief           2005      $  240,000       --            --
   Operating Officer and        2004      $  240,000       --            --
   President of PSM             2003              --       --            --


(1) As noted earlier in this filing John F. Fisbeck was elected President and Chief Executive Officer of the Company on May 27, 2005 and Carter M. Fortune resigned as Chief Executive Officer on the same day.

      Options/SARS Grants in the Last Fiscal Year Ending August 31, 2005

No grants were made during the fiscal year ending August 31, 2005.

      Aggregated Option Exercises in the Fiscal Year Ending August 31, 2005
                          and Period-End Option Values

There were no option exercises during the fiscal year ended August 31, 2005 by any of the named executive officers.

                       Report on Repricing of Options/SARS

No adjustments or amendments were made to the exercise price of stock options or SARS.

                         Long Term Incentive Plan Awards

There were no Long Term Incentive Plan Awards granted to a named executive officer during the last completed fiscal year.

                            Compensation of Directors

Directors who are also employees of the Company receive no compensation for their services rendered as Directors. Mr. Berry received 20,000 shares of the Company's common stock upon being appointed and also receives $1,000 per month. Every director is reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and other Company business. Additionally, Paul A. Rayl receives $1,000 per month as compensation for his services as a director and Nolan Lackey receives $250 per Board meeting that he attends

               Employment Contracts and Termination of Employment
                       And Change-in-Control Arrangements

An Employment Agreement exists between Harlan Schafir and PSM. The Agreement was effective October 1, 2003 and the term of the Agreement is until September 30, 2006, unless earlier terminated. The Agreement may also be renewed beyond that initial term by the parties. Under the terms of the Agreement, Mr. Schafir is to receive $120,000 in annual salary, which may be increased by mutual agreement of the parties. Mr. Schafir is also, under the terms of the Agreement, entitled to the same benefits offered to other employees of the Company.

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

Report on Re-pricing of Options/SARS

No adjustments or amendments were made to the exercise price of stock options or SARS.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                 Security Ownership of Certain Beneficial Owners

The following table sets forth information as of November 29, 2005 with respect to the only persons or groups known to the Company who may be deemed to own beneficially more than 5% of the Company's voting securities (i.e. Common Stock).

                        Name and Address of       Amount and Nature of      Percent
Title of Class            Beneficial Owner      Beneficial Ownership (1)   of Class
--------------        -----------------------   ------------------------   --------
Common Stock          Fortune Diversified
                      Control Group
                      (in the Aggregate)               8,456,134 (2)         80.1
                      6402 Corporate Drive
                      Indianapolis, IN 46278

Common Stock          John F. Fisbeck                  1,825,951 (2)         17.3
                      6402 Corporate Drive
                      Indianapolis, IN 46278

Common Stock          Carter M. Fortune                5,855,555 (2)(4)      53.1
                      6402 Corporate Drive
                      Indianapolis, IN 46278

Common Stock          Norman G. Wolcott, Jr.             999,123 (3)          9.5
                      6402 Corporate Drive
                      Indianapolis, IN  46278

Common Stock          The Wolcott Trusts                 285,372              2.7
                      6402 Corporate Drive
                      Indianapolis, IN  46278

Common Stock          Harlan M. Schafir                1,310,000             12.4
                      6402 Corporate Drive
                      Indianapolis, IN 46278

(1) As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after November 29, 2005. "Beneficial ownership" also includes that ownership of shares that may be imputed to any control group of the Company.

(2) The Control Group, comprised of Messrs. John F. Fisbeck, Carter M. Fortune, Norman G Wolcott, Jr., the Wolcott Trusts and Harlan M. Schafir may be deemed to beneficially own, as defined in Footnote No.1 of this table, 8,456,134 shares of Common Stock, as of November 29, 2005. Individually, each person within the Control Group has sole dispositive and voting power over the following shares of Common Stock: John F. Fisbeck, 1,637,701 (15.5%); Carter M. Fortune, 4,132,810(39.1%); Norman G. Wolcott, Jr., 713,751 (6.8%); Norman G. Wolcott, Jr.
as Trustee for the Wolcott Trusts, 285,372(2.7%); and Harlan M. Schafir, 1,310,000 (12.4%). Additionally, Messrs. Fortune and Fisbeck share dispositive power over 376,500 shares of the Company's Common Stock held by Fisbeck - Fortune Development, LLC.

(3) The beneficial holdings of Norman G. Wolcott, Jr. include the 285,372 shares of Company Common Stock held by the Wolcott Trusts, of which Mr. Wolcott is beneficiary.

(4) Subject to certain rights and restrictions contained in the Agreements and Plans of Merger and Option Agreements to which Harlan Schafir is a party, Carter
M. Fortune has a contingent right to purchase 250,000 shares of the Company's Common Stock owned by Mr. Schafir through a call option. Also, pursuant to an Option Agreement by an among Norman G. Wolcott, Jr., the Wolcott Trust, Carter Fortune, and the Company, Mr. Fortune has the right to purchase all of the 1,284,495 shares of the Company's Common Stock held by Mr. Wolcott and held by the Wolcott Trusts. This purchase could be made through a call option held by Mr. Fortune that is subject to the rights and restrictions stated in that Option Agreement. Each of these contingent call rights is potentially exercisable within 60 days from the date of this Report on Form 10KSB.

                        Security Ownership of Management

The following table sets forth information as of November 29, 2005 with respect to (i) each current director, (ii) all individuals serving as the Company's executive officers during the fiscal year ended August 31, 2005, and (iii) all current directors and all such executive officers as a group. Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities. An asterisk (*) indicates beneficial ownership of less than 1%.

                  Name and Address of       Amount and Nature of     Percent
Title of Class     Beneficial Owner       Beneficial Ownership (1)  of Class
--------------  -----------------------   ------------------------  --------
Common Stock    John F. Fisbeck                  1,825,951  (3)       17.3
                6402 Corporate Drive
                Indianapolis, IN 46278

Common Stock    Carter M. Fortune                5,855,555  (2)(3)    53.1
                6402 Corporate Drive
                Indianapolis, IN 46278

Common Stock    David A. Berry                      20,000            *
                6402 Corporate Drive
                Indianapolis, IN 46278

Common Stock    Amy E. Gallo                        10,000            *
                6402 Corporate Drive
                Indianapolis, IN  46278

Common Stock    Harlan M. Schafir                1,310,000            12.4
                6402 Corporate Drive
                Indianapolis, IN  46278

Common Stock    Nolan R. Lackey                          0            *
                6402 Corporate Drive
                Indianapolis, IN 46278

Common Stock    Paul A. Rayl                             0            *
                6402 Corporate Drive
                Indianapolis, IN 46278

Common Stock    All current executive
                officers and directors
                as a group                       8,771,506            83.1

(1) As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after November 29, 2005.

(2) Subject to certain rights and restrictions contained in the Agreements and Plans of Merger and Option Agreements to which Harlan Schafir is a party, Carter
M. Fortune has a contingent right to purchase 250,000 shares of the Company's Common Stock owned by Mr. Schafir through a call option. Also, pursuant to an Option Agreement by an among Norman G. Wolcott, Jr., the Wolcott Trust, Carter Fortune, and the Company, Mr. Fortune has the right to purchase all of the 1,284,495 shares of the Company's Common Stock held by Mr. Wolcott and held by the Wolcott Trusts. This purchase could be made through a call option held by Mr. Fortune that is subject to the rights and restrictions stated in that Option Agreement. Each of these contingent call rights is potentially exercisable within 60 days from the date of this Report on Form 10KSB.

(3) As interest holders in Fisbeck - Fortune Development, LLC, Carter M. Fortune and John F. Fisbeck also have shared voting and dispositive power over 376,500 (3.6%) shares of Company Common Stock held by that entity, therefore 188,250 shares are included within the beneficial holdings of both Mr. Fisbeck and Ms. Fortune in the above table.

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

The Company has a $7.0 million long-term unsecured line of credit with Carter M. Fortune, Chairman of the Board and member of the Control Group, available through May 1, 2007. This line of credit replaced a previous $3.0 million line of credit with Carter M. Fortune which was payable in July 2004. Interest on the line is charged at 3% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to $6.618 million and $6.268 million at August 31, 2005 and 2004, respectively.

During Fiscal Year 2004 the Company leased an office and warehouse facility in Zionsville, Indiana from a limited liability company in which Robert J. Kingston, former Director of the Company and former stockholder is a member. This facility was the location of Kingston. The lease was terminated in May 2004 and the Company moved its office and warehouse.

The Company's PSM subsidiary leases an office building in Richmond, IN from Harlan M. Schafir, Chief Operating Officer of the Company, President of PSM, and stockholder listed in this Form 10KSB, is a member. The lease is for a period of five years and provides for $2,000 monthly rent and expires in May 2008.

During March 2004, the Company entered into an operating lease agreement for rental of a building with a related party, in which Carter M. Fortune, former CEO and current Majority Shareholder and John F. Fisbeck, CEO have an interest. All of the Company's subsidiaries, excluding JH Drew, Nor-Cote and PSM moved into the new facility between the months of March 2004 through May 2004. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period and provides for monthly rent of $42,000.

 On April 30, 2004, the Company's JH Drew subsidiary entered into an operating lease agreement for rental of three buildings located in Indiana, Tennessee and Missouri from a related party in which Carter M. Fortune, former CEO and current Majority Shareholder, and John F. Fisbeck, CEO, have an interest. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period and provides for monthly rent of $15,000.

As part of an arrangement, dated July 2003, entitled "Agreement for Purchase and Sale of Real Estate" between the Company's Nor-Cote subsidiary and a party controlled by a Company Shareholder, Nor-Cote purchased, in fiscal year 2005, the office building in which the US administrative personnel are located. A subsequent agreement was executed between Nor-Cote and a related party in which Carter M. Fortune, former CEO and current Majority Shareholder, and John F. Fisbeck, CEO, have an interest. No gain or loss was recorded on the transaction. On September 1, 2005, Nor-Cote entered into an operating lease agreement ("Agreement") to rent the building from the same related party. The agreement provides for base rent of $7,000 per month. The base rent shall be adjusted annually to fair market value. The Agreement also includes one renewal option, which allows the Company to extend the lease term for an additional year.

ITEM 13.   EXHIBITS.
2.1        Agreement and Plan of Merger by and between the Company
           and the Shareholders of CSM, Inc. for purchase of CSM, Inc.,
           dated April 5, 2005.                                              (1)

3.1        Restated Certificate of Incorporation                             (2)

3.2        Restated Articles of Incorporation.                               (2)

3.3        Restated Bylaws                                                   (3)

14.1       Code of Ethics                                                    (4)

20         Definitive Information Statement on Schedule 14-C, dated
           May 10, 2005.                                                     (4)

21.1       List of subsidiaries                                              (4)

31.1       Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by
           John F. Fisbeck.                                                  (4)

31.2       Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by
           Amy E. Gallo.                                                     (4)

32.1       Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
           John F. Fisbeck.                                                  (4)

32.2       Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
           Amy E. Gallo.                                                     (4)

Notes to Exhibits:

      (1) This exhibit is incorporated by reference from the Company's Current Report on Form 8-K dated April 11, 2005.

      (2) This exhibit is incorporated by reference from the Company's Definitive Information Statement on Schedule 14-C dated May 10, 2005.

      (3) This exhibit is incorporated by reference from the Company's Current Report on Form 8-K dated August 4, 2005.

      (4)   Attached hereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee has pre-approval policies and procedures, pursuant to which the Audit Committee approves the audit and permissible non-audit services provided by Somerset CPAs, P.C. in 2005. The Audit Committee's pre-approval policy is as follows: Consistent with the Audit Committee's responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. All requests or applications for services to be provided by the independent registered public accounting firm that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer and must include a detailed description of the services to be rendered. The Chief Financial Officer will determine whether such services are included within the list of services that have received the general pre-approval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor. Request or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence. The Chief Financial Officer will immediately report to the chairman of the Audit Committee any breach of this policy that comes to the attention of the Chief Financial Officer or any member of management. Pursuant to these procedures the Audit Committee approved the foregoing audit and permissible non-audit services provided by Somerset CPAs, P.C. in 2005.

Audit Fees

The aggregate fees billed in each of the fiscal years ended August 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $350,000 and $292,000, respectively.

Audit - Related Fees

The aggregate fees billed in each of the fiscal years ended August 31, 2005 and 2004 for professional services rendered by the principal accountant for audit related fees including, primarily, consultations on various accounting and reporting matters were $100,000 and $23,000, respectively.

Tax Fees

The aggregate fees billed in each of the fiscal years ended August 31, 2005 and 2004 for professional services rendered by the principal accountant for tax compliance and tax advise related to new acquisitions for those fiscal years were $125,000 and $79,000, respectively.

All Other Fees

None

                      FORTUNE DIVERSIFIED INDUSTRIES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

                            August 31, 2005 and 2004

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

Consolidated Statements of Stockholders' Equity                        F-4

Consolidated Statements of Cash Flows                                  F-5

Notes to Consolidated Financial Statements                             F-6

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Fortune Diversified Industries, Inc. and Subsidiaries
Indianapolis, IN 46278

We have audited the accompanying consolidated balance sheets of Fortune Diversified Industries, Inc. and Subsidiaries as of August 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinions. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortune Diversified Industries, Inc. and Subsidiaries as of August 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Somerset CPAs, P.C.

Indianapolis, Indiana

November 29, 2005

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                         AS OF AUGUST 31, 2005 AND 2004

                             (AMOUNTS IN THOUSANDS)

                                                                      2005       2004
                             ASSETS
CURRENT ASSETS
 Cash and equivalents                                               $  3,787   $  3,527
 Restricted savings account                                            1,484        210
 Available for sale investments (Note 6)                               2,199      1,959
 Accounts receivable and contracts receivable, net (Note 3)           21,358     15,894
 Costs and estimated earnings in excess of billings
    on uncompleted contracts (Note 5)                                  2,681      1,879
 Inventory, net (Note 4)                                               8,315      9,746
 Deferred tax asset (Note 12)                                          1,014      1,014
 Prepaid expenses and other current assets                             1,790        815
                                                                    --------   --------
   Total Current Assets                                               42,628     35,044
                                                                    --------   --------

OTHER ASSETS
 Property, plant & equipment, net (Note 7)                             5,064      4,038
 Goodwill (Note 8)                                                    11,680     10,192
 Other intangible assets, net (Note 8)                                 4,705      2,111
 Accounts receivable and contracts receivable - long term (Note 3)       600          -
 Other long term assets                                                  409        184
                                                                    --------   --------
   Total Other Assets                                                 22,458     16,525
                                                                    --------   --------

   TOTAL ASSETS                                                     $ 65,086   $ 51,569
                                                                    ========   ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Lines of credit (Note 9)                                           $ 18,998   $  7,948
 Current maturities of long-term debt (Note 9)                         2,641      1,999
 Current maturities of long-term debt - related party (Note 9)            34         47
 Accounts payable                                                      7,095      4,699
 Health and workers' compensation reserves                             4,000      3,750
 Accrued expenses                                                      6,288      5,414
 Billings in excess of costs and estimated earnings on
   uncompleted contracts (Note 5)                                      2,101      1,912
 Other current liabilities                                               271        101
                                                                    --------   --------
   Total Current Liabilities                                          41,428     25,870
                                                                    --------   --------

LONG-TERM LIABILITIES

 Long-term debt, less current maturities (Note 9)                   $  4,838   $  6,254
 Line of credit - related party (Note 9)                               6,618      6,268
 Long-term debt - related party, less current maturities (Note 9)         60        106
 Other long-term liabilities                                              69        253
                                                                    --------   --------
   Total Long-term Liabilities                                        11,585     12,881
                                                                    --------   --------

   Total Liabilities                                                  53,013     38,751
                                                                    --------   --------

STOCKHOLDERS' EQUITY
 Common stock (Note 10)                                                1,046      1,008
 Additional paid-in capital and warrants outstanding                  17,340     15,893
 Accumulated deficit                                                  (6,406)    (4,089)
 Accumulated other comprehensive income (Note 13)                         93          6
                                                                    --------   --------
   Total Stockholders' Equity                                         12,073     12,818
                                                                    --------   --------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 65,086   $ 51,569
                                                                    ========   ========

See Accompanying Notes to Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            2005        2004
NET REVENUES BUSINESS SOLUTIONS SEGMENT (GROSS
              BILLINGS OF $193,136,000 LESS WORKSITE
              EMPLOYEE PAYROLL COST OF $164,678,000)      $  28,458   $  17,958
NET REVENUES WIRELESS INFRASTRUCTURE SERVICES                12,308       7,972
NET REVENUES WIRELESS INFRASTRUCTURE PRODUCTS                50,221      17,558
NET REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT          22,109      23,394
                                                          ---------   ---------

TOTAL NET REVENUES                                          113,096      66,882
                                                          ---------   ---------

COST OF REVENUES BUSINESS SOLUTIONS SEGMENT                  21,646      13,854
COST OF REVENUES WIRELESS INFRASTRUCTURE SERVICES             9,159       6,227
COST OF REVENUES WIRELESS INFRASTRUCTURE PRODUCTS            45,277      14,803
COST OF REVENUES MANUFACTURING AND DISTRIBUTION SEGMENT      15,989      16,374
                                                          ---------   ---------

TOTAL COST OF REVENUES                                       92,071      51,258
                                                          ---------   ---------

GROSS PROFIT                                                 21,025      15,624

OPERATING EXPENSES
   Selling, general and administrative expenses              19,685      11,912
   Depreciation and amortization                              1,709       1,164
   Impairment on intangible assets (Note 8)                     636           -
                                                          ---------   ---------
              Total Operating Expenses                       22,030      13,076
                                                          ---------   ---------

OPERATING INCOME (LOSS)                                      (1,005)      2,548
                                                          ---------   ---------

OTHER INCOME (EXPENSE)
   Interest income                                               61           -
   Interest expense                                          (1,445)       (620)
   Gain (loss) on investments in marketable
      securities, net (Note 6)                                  (40)         36
   Exchange rate loss                                             -         (34)
   Other income (expense)                                       194          19
                                                          ---------   ---------
              Total Other Income (Expense)                   (1,230)       (599)
                                                          ---------   ---------

NET INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                           (2,235)      1,949

PROVISION FOR INCOME TAXES (NOTE 12)                             82        (453)
                                                          ---------   ---------

NET INCOME (LOSS)                                         $  (2,317)  $   2,402
                                                          =========   =========

BASIC INCOME (LOSS) PER SHARE                                 (0.22)  $    0.23
                                                          =========   =========

DILUTED INCOME (LOSS) PER SHARE                               (0.22)  $    0.23
                                                          =========   =========

See Accompanying Notes to Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)


                            ADDITIONAL
                             PAID-IN               ACCUMULATED
                             CAPITAL     ACCUMU-      OTHER      TOTAL   COMPRE-
                               AND        LATED      COMPRE-     STOCK-  HENSIVE
                   COMMON    WARRANTS    EARNINGS    HENSIVE    HOLDERS   INCOME
                    STOCK  OUTSTANDING  (DEFICIT)    INCOME      EQUITY   (LOSS)
BALANCE AT
AUGUST 31, 2003    $  802   $ 11,406    $ (6,491)    $  (63)    $5,654  $    52
                   ======   ========    ========     ======     ======  =======

Issuance of
 1,370,000
 shares of
 common stock
 for
 acquisitions         137      4,329           -          -      4,466        -
Reclassification
 of temporary
 equity to
 permanent equity      80        400                               480
Reclassification
 of permanent
 equity to
 temporary equity     (11)      (242)                             (253)
Net income                                 2,402          -      2,402    2,402
Translation
 adjustments,
 net of tax                                             208        208      208
Unrealized
 investments
 gains (losses),
 net of tax             -          -           -       (126)      (126)    (126)
Reclassification
 adjustment for
 realized gains
 losses
 included in
 net income,
 net of tax             -          -           -        (13)       (13)     (13)
                  -------   --------    --------   --------    -------  -------

BALANCE AT
AUGUST 31, 2004   $ 1,008   $ 15,893    $ (4,089)  $      6    $12,818  $ 2,523
                  =======   ========    ========   ========    =======  =======
Issuance of
 223,450
 shares of
 common stock
 for
 acquisitions          23      1,012           -          -      1,035        -
Exercise of
 stock options          2          -           -          -          2        -
Reclassification
 of 80,000
 shares of
 common stock
 for
 contingency
 settlements            8        176                               184        -
Other stock
 compensation           5        259                               264        -
Net loss                -          -      (2,317)         -     (2,317)  (2,317)
Translation
 adjustments,
 net of tax             -          -           -        (17)       (17)     (17)
Unrealized
 investments
 gains, net
 of tax                 -          -           -         64         64       64
Reclassification
 adjustment for
 realized losses
 included in net
 loss, net of tax       -          -           -         40         40       40
                    -------  -------    --------   --------    -------  -------
BALANCE AT
AUGUST 31, 2005     $ 1,046  $17,340    $ (6,406)  $     93    $12,073  $(2,230)
                    =======  =======    ========   ========    =======  ========

See Accompanying Notes to Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

                             (AMOUNTS IN THOUSANDS)

                                                             2005        2004
                                                           --------    --------
OPERATING ACTIVITIES
 Net income (Loss)                                         $ (2,317)   $  2,402
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                             2,301       1,164
    Provision for losses on accounts receivable                 768          17
    Stock based compensation                                    264           -
    (Gain) loss on sale of investments                           40         (36)
    Loss on disposal of fixed assets                              5         122
    Deferred income taxes                                         -        (625)
    (Increase) decrease in certain operating assets
         (net of effects from business acquisitions):
        Restricted cash                                        (987)          -
        Accounts receivable                                  (5,560)     (2,355)
        Costs and estimated earnings in excess of
           billings on uncompleted contracts                   (802)        763
        Inventory                                             1,537      (1,913)
        Prepaid expenses and other current assets                29         (11)
        Other long term assets                                 (830)        (24)
    Increase (decrease) in certain
     operating liabilities:
        Accounts payable                                      1,109         623
        Accrued expenses and other current liabilities         (548)       (350)
        Billings in excess of costs and estimated
           earnings on uncompleted contracts                    189         252
        Health and workers' compensation reserves              (457)        479
                                                           --------    --------
           Net Cash Provided by (Used in)
              Operating Activities                           (5,259)        508
                                                           --------    --------

INVESTING ACTIVITIES
 Capital expenditures                                        (1,932)       (961)
 Purchases of available for sale securities                    (176)     (2,435)
 Proceeds from sale of available for sale securities              -         689
 Proceeds from sale of certificates of deposits                   -          24
 Acquisition of productive assets and businesses,
    net of cash received                                     (2,758)     (8,605)
                                                           --------    --------
           Net Cash Used In Investing Activities             (4,866)    (11,288)
                                                           --------    --------

FINANCING ACTIVITIES
 Borrowings on short term debt - related party                  800           -
 Payments to related party                                     (827)          -
 Net borrowings under line of credit                         11,050       6,910
 Borrowings on long-term debt                                 1,530       8,665
 Payments on long-term debt                                  (2,466)     (6,453)
 Borrowings on long-term debt - related party                   350       4,308
 Payments on long-term debt - related party                     (30)        (20)
 Other                                                           (5)       (201)
                                                           --------    --------
           Net Cash Provided by Financing Activities         10,402      13,209
                                                           --------    --------

           Effect of exchange rate changes on cash              (17)        213

NET INCREASE IN CASH AND EQUIVALENTS                            260       2,642

CASH AND EQUIVALENTS
 Beginning of Year                                            3,527         885
                                                           --------    --------

 End of Year                                               $  3,787    $  3,527
                                                           ========    ========

INTEREST PAID                                                 1,398         536

TAXES PAID                                                      116           -

SUPPLEMENTAL DISCLOSURES
 Noncash investing and financing activities:
    Unrealized net loss on marketable securities                 22         126

    Acquisitions (see Note 2)
        Cash and equivalents                                  2,704       4,496
        Restricted savings account                                -         246
        Accounts receivable                                     672       8,933
        Costs and estimated earnings in excess of
           billings on uncompleted contracts                      -       6,842
        Inventory                                               106       1,777
        Prepaid expenses and other current assets             1,303         147
        Other non-current assets                                195         431
        Accounts payable                                     (1,290)     (2,747)
        Accrued expenses and other current
           liabilities                                       (4,121)     (2,857)
        Billings in excess of costs and estimated
           earnings on uncompleted contracts                      -      (1,661)
        Health and workers compensation reserves                  -      (3,271)
        Vehicles, equipment and leasehold improvements            -       1,347
        Goodwill and other intangible assets                  4,982       4,831
                                                           --------    --------
                                                              4,551      18,514

        Common stock consideration                           (1,039)     (4,364)
                                                           --------    --------
        Cash paid                                          $  3,512    $ 14,150
                                                           ========    ========

See Accompanying Notes to Consolidated Financial Statements

             FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AS OF AUGUST 31, 2005 AND 2004

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Fortune Diversified Industries, Inc. is a holding company headquartered in Indianapolis, IN. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and its subsidiaries unless the context otherwise requires. The Company has conducted its business directly and through wholly-owned subsidiaries.

The Company's current operating focus is achieved through its following twelve subsidiaries (grouped by segment):

      -     Wireless Infrastructure Segment

            James H. Drew Corp. (JH Drew); PDH, Inc. (PDH); Magtech Services, Inc. (Magtech); Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Innovative Telecommunications Consultants, Inc. (ITC); Telecom Technology Corp. (TTC); and StarQuest Wireless Services, Inc. (StarQuest)

      -     Manufacturing and Distribution Segment

            Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); Commercial Solutions, Inc. (Commercial Solutions)

      -     Business Solutions Segment

            Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"); CSM, Inc. (CSM)

Effective May 31, 2005 the Company re-domesticated from Delaware to Indiana. On April 26, 2005 the majority stockholders executed a written consent for a 1-for-10 common stock split, which became effective June 2, 2005. All references in the consolidated financial statements and notes to the consolidated financial statements related to share amounts, per share amounts and average shares outstanding have been adjusted retroactively to reflect the 1-for-10 stock split of our common stock effective June 2, 2005. On June 23, 2005, the Company moved from the Over-The-Counter Bulletin Board to the American Stock Exchange.

Wireless Infrastructure Segment

The Company's Wireless Infrastructure segment is conducted through its JH Drew, PDH, Magtech, Cornerstone Construction, ITC, TTC, and StarQuest subsidiaries. JH Drew is a specialty contractor in the field of infrastructure, including fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel. JH Drew has been operating over fifty years serving contractors and state departments of transportation throughout the Midwestern United States.

PDH offers a full range of network infrastructure, real estate development services to the telecommunications industry, among other types of real estate network critical industries. PDH's full service list of network real estate development services includes program management, site acquisition, land use planning, architectural & engineering design, program management, construction management, co-location facilitation, environmental services, lease capitalization, lease renegotiation, site marketing and asset management.

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

Cornerstone Construction offers construction services to the telecommunications industry, primarily developing wireless networks for wireless carriers. Services include program and construction management, electrical, foundation and tower installations, as well as, antennae and line installations.

ITC provides technical services for wireless equipment manufacturers and wireless service providers including switch and radio base station engineering as well as providing the site, survey, delivery, installation and integration process for the implementation of end user equipment offered by a wide range of wireless equipment manufacturers.

TTC specializes in the design, engineering and installation of structured cabling systems for the commercial marketplace and sells telephone and voice mail systems. TTC provides the data cabinets, racks, cable trays, HUBS, patch panels, computer furniture, cable management and any peripheral equipment necessary for a complete voice and data-cabling infrastructure.

StarQuest is a provider of premium communication/ information services, including digital satellite television and high speed (broadband) Internet, both wired and wireless. These services are provided exclusively to the United States multi-dwelling unit (MDU) marketplace.

Manufacturing and Distribution Segment

The Company's Manufacturing and Distribution Segment is conducted through its Nor-Cote, Kingston, and Commercial Solutions subsidiaries. Nor-Cote is a manufacturer of UV curable screen printing inks. Nor-Cote inks are printed on many types of plastic, metals and other substrates that are compatible with the UV curing process. Typical applications are plastic sheets, point-of-purchase
(POP) signage, banners, decals, cell phones, bottles and containers, CD and DVD disks, rotary-screen printed labels, and membrane switch overlays for which Nor-Cote provides conductive ink. Nor-Cote has operating facilities in the United States, United Kingdom, Singapore, and Malaysia, with worldwide distributors located in South Africa, Australia, Canada, China, Colombia, Hong Kong, India, Indonesia, Italy, Japan, Korea, New Zealand, Poland, Spain, Taiwan, Thailand, Latin America and the United States.

Kingston and Commercial Solutions are distributors for prominent national companies in the electronic, sound, security, and video markets. Kingston and Commercial Solutions offer the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems, selling to customers in lodging, healthcare, education, transportation and retail industries.

Business Solutions Segment

The Company's Business Solutions segment is conducted through its PSM and CSM subsidiaries. PSM and CSM, Professional Employer Organizations (PEO's), provide cost-effective employee administrative solutions to companies in 37 states nationwide. The PEO's provide services typically managed by internal human resources and accounting departments - including payroll and tax processing and management, worker's compensation and risk management, benefits administration, unemployment administration, human resource compliance services, 401k and retirement plan administration and employee assessments.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Nor-Cote contains foreign subsidiaries from the United Kingdom, Singapore, and Malaysia, which have been eliminated in consolidation at the Nor-Cote subsidiary level. All significant inter-company accounts and transactions of the Company have been eliminated.

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

In its Wireless Infrastructure Segment, PDH, ITC, and Magtech enter into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within six months. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached. Additionally, in the Wireless Infrastructure Segment, Cornerstone Construction and JH Drew, recognize revenue using the percentage of completion method on contracts in process. Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated costs of the contract. The estimated total cost of a contract is based upon management's best estimate of the remaining costs that will be required to complete a project. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs and estimated earnings in excess of billings on uncompleted contracts are shown as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are shown as a current liability. Anticipated losses on contracts, if any, are recognized when they become evident. TTC and StarQuest recognize revenue when product is shipped and installation is complete.

In its Business Solutions Segment, PSM and CSM, licensed Professional Employer Organizations (PEO's), bill clients under their Professional Services Agreement, which includes each worksite employee's gross wages, plus additional charges for employment related taxes, benefits, workers' compensation insurance, administrative and record keeping, as well as safety, human resources, and regulatory compliance consultation. All wages, taxes and insurance coverages are provided under PSM's and CSM's federal, state, and local or vendor identification numbers. No identification or recognition is given to the client when these monies are remitted or calculations are reported. All calculations or amounts PSM and CSM owe the government and its employment insurance vendors are based on the experience levels and activity of PSM and CSM with no consideration to client detail. There is no direct relationship between what PSM and CSM pay versus what is billed to a client. PSM and CSM bill the client their worksite employees' gross wages plus an overall service fee that includes all components of employment related taxes, employment benefits insurance, and administration of those items. This service fee is intended to cover PSM's and CSM's cost of those items and yield a profit to PSM and CSM. What is paid to the government and vendors is different than what is charged to the client due to the different methods of calculation as to what PSM and CSM owe those entities versus what the client is charged. The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience. All charges by PSM and CSM are invoiced along with each periodic payroll delivered to the client.

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

PSM and CSM account for their revenues using the accrual method of accounting. Under the accrual method of accounting, revenues are recognized in the period in which the worksite employee performs work. PSM and CSM accrue revenues for service fees, health and welfare benefit plan fees, workers' compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. PSM and CSM accrue unbilled receivables for payroll taxes, service fees, health and welfare benefits plan fees, workers' compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each year, such costs are paid and the related service fees are billed.

Consistent with its revenue recognition policy, PSM and CSM's direct costs do not include the payroll cost of its worksite employees. The Company's direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers' compensation insurance costs.

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

Accounts Receivable: Accounts receivable is stated at the amount billable to customers. The Company provides allowances for doubtful accounts and for returns and sales allowances, which are based upon a review of outstanding receivables, historical information and existing economic conditions. Accounts receivable are ordinarily due 30-60 days after the issuance of the invoice. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The Company's policy is not to accrue interest on past due trade receivables.

Inventories: Inventories of raw materials are recorded at the lower of cost (primarily first-in, first-out) or market value. Inventories of work-in-process and finished goods include estimated direct labor, indirect labor, and other manufacturing expenses applied as a function of material costs. The Company records finished goods inventory on an average cost basis.

Shipping and Handling: Costs incurred for shipping and handling are included in the Company's consolidated financial statements as a component of cost of revenue.

Property, Equipment, and Depreciation: Property and equipment are carried at cost and include expenditures for new additions and those, which substantially increase the useful lives of existing assets. Depreciation is computed at various rates by use of the straight-line method and certain accelerated methods. Depreciable lives are generally ranging from 3 to 30 years.

Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property or equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts in the year of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement asset. The provision for depreciation amounted to $1,108,000 and $792,000 for the years ended August 31, 2005 and 2004, respectively.

Goodwill and Other Intangible Assets: During fiscal year August 31, 2003 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill and other intangible assets with indeterminate lives are no longer amortized but instead are assessed for impairment at least as often as annually and as triggering events occurs. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of both goodwill and other intangible assets impairment. Since management's judgment is involved in performing goodwill and other intangible assets valuation analyses, there is risk that the carrying value of the goodwill and other intangible assets may be overstated or understated.

The Company has elected to perform the annual impairment test of recorded goodwill and other intangible assets not subject to amortization, as required by SFAS 142 as of the end of fiscal fourth quarter. The results of this annual impairment test indicated that the fair value of each of the reporting units as of August 31, 2005, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill and other intangible assets were not subject to impairment.

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. As discussed in Note 9, during 2005 the Company determined that, based on estimated future cash flows, the carrying amount of non-compete assets in the Company's manufacturing and distribution segment and in the Company's Wireless Infrastructure segment exceeds its fair value by a combined total of $272,000. The Company also determined in 2005, based on estimated future cash flows, the carrying amount of customer list assets in the Manufacturing and Distribution segment exceeds its fair value by $364,000.

Long-lived Assets: The Company evaluates the carrying value of long-lived assets, primarily property, plant and equipment and related goodwill and other intangible assets, whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. If such indicators of impairment are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. The fair value of the asset then becomes the asset's new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. Fair value is determined by discounted future cash flows, appraisals or other methods.

Advertising Costs: Advertising costs including marketing, advertising, publicity, promotion and other distribution costs, are expensed as incurred and totaled $227,000 and $164,000 for the years ended August 31, 2005 and 2004, respectively.

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

Stock-based Compensation: As allowed by SFAS Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" (FAS 148), which amends SFAS Statement No. 123, "Accounting for Stock Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure (SFAS No. 148). The Company accounts for stock awards to nonemployees in accordance with the provisions of FAS 123 and FAS 148, and Emerging Issues Task Force Consensus No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18). Under FAS 123, FAS 148, and EITF 96-18, stock awards issued to nonemployees are accounted for at their deemed fair value based on independent valuations or by using an option-pricing model, as appropriate.

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

All references in the form 10-KSB, consolidated financial statements and notes to the consolidated financial statements related to share amounts, per share amounts and average shares outstanding have been adjusted retroactively to reflect the 1-for-10 stock split of our common stock effective June 2, 2005.

Income Taxes: The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains, are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. The Company files separate United States, United Kingdom, Singapore, and Malaysia income tax returns.

Research and Development Costs: Research and development costs are expensed as incurred and totaled $440,000 and $386,000 for the years ended August 31, 2005 and 2004, respectively. Research and development expense is recorded in the Company's Nor-Cote subsidiary.

Self Insurance: The Company's Nor-Cote subsidiary has elected to act as a self-insurer for certain costs related to employee health and accident benefit programs. Costs resulting from non-insured losses are estimated and charged to income when incurred. The Company has purchased insurance which limits its annual exposure for individual claims to $40,000 and which limits its aggregate annual exposure to approximately $500,000.

The Company's PSM subsidiary has elected to enter into a partially self-funded arrangement related to worksite employees' health and accident benefit programs. Under the insurance policy, PSM's self-funded liability is limited to $180,000 per employee, with an aggregate liability limit of approximately $11,110,000. The liability limits are adjusted monthly, based on the number of participants.

The Company's PSM and CSM subsidiaries have elected to enter into a loss sensitive workers' compensation insurance program. Under the insurance policy, PSM and CSM's self funded liability is limited to $200,000 per employee, with an aggregate liability limit of approximately $1,100,000 for CSM and $1,100,000 for PSM.

New Accounting Pronouncements:

In September 2004, the Financial Accounting Standards Board's (FASB) Emerging Issue Task Force ("EITF") reached a consensus on EITF Issue No. 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The Task Force reached a conclusion that Contingently Convertible Instruments should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent features have been met. Contingent stock resulting from various acquisitions over the last 3 years, not included in the Company's common stock outstanding at August 31, 2005; are included in the accompanying statements of operations and Note 16 in diluted earnings per share.

In November 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) 151, "Inventory Costs". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), and requires that these items be recognized as current-period charges. In addition, SFAS 151 is effective for the first quarter of fiscal year 2006. The Company does not expect the impact of adopting this standard to be material.

In December 2004, the FASB issued Statements No. 123R, "Share-Based Payment" ("FAS123R), an amendment of FASB Statements No. 123 and 95. Under FAS 123R, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the statement of operations. This statement is effective for interim periods beginning after June 15, 2005. The SEC has delayed implementation date to fiscal years beginning on or after June 15, 2005. The Company anticipates adopting the provisions of FAS 123R beginning September 1, 2005. The impact on future periods is not expected to be material.

In May 2005, the FASB issued Statement SFAS No. 154 "Accounting Changes and Error Corrections" (SFAS 154) which supersedes APB Opinion No. 20, Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impractible, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS 143 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is in the process of determining the impact of SFAS 154 on its consolidated results of operations and financial condition.

NOTE 2 - ACQUISITIONS

During 2005, the Company had the following acquisitions:

Manufacturing and Distribution Segment

Ink Source, Inc.

The Company's Nor-Cote subsidiary acquired certain assets and assumed certain liabilities of Ink Source through an asset purchase agreement entered into as of September 30, 2004 by and among Ink Source, Inc. a Wisconsin corporation ("Seller"), Michael Sloan ("Shareholder") and Nor-Cote International, Inc., an Indiana corporation ("Purchaser). Purchased assets in the agreement include, at a minimum, goodwill, customer lists, customer deposits, proprietary property and products, prepaid expenses, software, furniture, equipment, machinery and other intellectual property. Nor-Cote's acquisition of Ink Source enabled Nor-Cote to offer a wider range of ink products. Ink Source has focused on the Large Format Point of Sale, Banner and Decal markets for screen printing UV curable inks. Nor-Cote International, Inc has focused on Industrial Applications such as UV Inks for CD/DVD's, Membrane Switch Overlays, Plastic Shampoo and Personal Care products and Loose Leaf products. Ink source, Inc. operates under Nor-Cote's name and is located in Nor-Cote's facilities in Crawfordsville, IN. Ink Source's results of operations for the eleven months ended August 31, 2005 are included in the Company's consolidated statement of operations.

Nor-Cote accepted and assumed $239,747 of accounts payable and bank debt. In addition to the assumed liabilities, the consideration given for the acquired assets was $220,000, which includes a non-compete agreement with Michael Sloan. Additionally 40,000 restricted shares of the Company's common stock vest per the employment agreement with Michael Sloan in two years based upon certain sales volume criteria within the Ink Source division as detailed in the agreement. The value of the contingent shares are not included as a component of the purchase price at August 31, 2005, as management deemed the contingent consideration is tied to employment under Emerging Issues Task Force 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination".

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of Ink Source at the acquisition dates (amounts in thousands):

    Accounts receivable, net    $  66
    Inventory , net               106
    Property and equipment         57
    Goodwill                       13
    Intangible assets             342
                                -----
                                  584
                                -----

    Accounts payable               80
    Notes payable                 160
    Other accrued liabilities     124
                                -----
                                  364
                                -----
                                $ 220
                                =====

Cash consideration              $ 220
                                -----
                                $ 220
                                =====

The impact of this acquisition was not material in relation to the Company's consolidated financial statements at August 31, 2005.

Wireless Infrastructure Segment

MAGTECH Services, Inc.

The Company acquired all of the assets and certain liabilities of Magtech pursuant to an Asset Purchase Agreement effective November 1, 2004. The acquired assets include all fixed assets, accounts receivable, certain intangible assets, sales proposals and like documents and contracts. The addition of MAGTECH provides the Company with the ability to offer enhanced services in the Wireless Infrastructure Industry. Using Magtech's experienced management, engineering and drafting personnel, the Company is able to promote in house turnkey services to the industry. The suite of services include architecture and engineering (Magtech); Site Acquisition and Network Deployment Services (PDH, Inc.); Construction (Cornerstone Construction); & Wireless Installation and Integration Services (ITC). Magtech's results of operations for the ten months ended August 31, 2005 are included in the Company's consolidated statement of operations.

The Company accepted and assumed accounts payable and all of the sellers' rights and executory obligations under the Assumed Contracts to be performed after the Closing Date (as defined in the Asset Purchase Agreement). In addition to the assumed liabilities, the consideration given for the acquired assets was $417,213 cash and 48,450 restricted shares of the Company's common stock. Of the 48,450 shares, 8,450 shares vested immediately in the seller and the remaining 40,000 shares are contingent upon certain EBIT requirements through the period November 1, 2004 to October 31, 2006, as defined in the agreement. The 48,450 shares are valued at the closing price of the Company's stock on the date of purchase at $7.00 share. The contingent stock consideration is included as a component of the purchase price in accordance with Emerging Issues Task Force 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," under arrangements not affected by employment termination. The consideration is included in permanent equity under SFAS 141 as management of the Company deems likelihood that payment of such contingent consideration is beyond a reasonable doubt.

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of Magtech at the acquisition date (amounts in thousands):

    Accounts receivable, net               $ 304
    Other current assets                      13
    Property and equipment                     6
    Goodwill                                 437
    Intangible assets                        102
                                           -----
                                             862
                                           -----

    Accounts payable                          64
    Other accrued liabilities                 42
                                           -----
                                             106
                                           -----
                                           $ 756
                                           =====

Cash consideration                           417
Fair value of common stock consideration     339
                                           -----
                                           $ 756
                                           =====

EI Solution, Inc.

The Company's ITC subsidiary acquired all of the assets of EI Solution, Inc. pursuant to an Asset Purchase Agreement effective February 28, 2005. The acquired assets include personnel, certain intangible assets, sales proposals and like documents and contracts. ITC acquired EI Solution, Inc. in order to expand its customer base by adding experienced personnel certified to work on different customer's equipment. EI Solution operates under ITC's name and management team. EI Solution's results of operations for the six months ended August 31, 2005 are included in the Company's consolidated statement of operations.

The consideration given for the acquired assets was $175,000 cash and 45,000 restricted shares of the Company's common stock. Of the 45,000 shares, 25,000 shares vested immediately in the seller and the vesting of the remaining 20,000 shares is contingent upon certain sales requirements through the period March 1, 2005 to February 28, 2006, as defined in the agreement. The 25,000 shares are valued at the closing price of the Company's stock on the date of purchase at $4.00 share. Vesting of the contingent stock consideration is deemed remote and is not included as a component of the purchase price in accordance with SFAS 141, "Business Combination".

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of EIS at the acquisition date (amounts in thousands):

    Goodwill                               $  31
    Intangible assets                        250
                                           -----
                                             281
                                           -----

    Other accrued liabilities                  6
                                           -----
                                               6
                                           -----
                                           $ 275
                                           =====

Cash consideration                           175
Fair value of common stock consideration     100
                                           -----
                                           $ 275
                                           =====

The impact of this acquisition was not material in relation to the Company's consolidated financial statements at August 31, 2005.

Business Solutions Segment

CSM, Inc.

On April 5, 2005 the Company acquired CSM, Inc. ("CSM") and its subsidiary companies pursuant to an Agreement and Plan of Merger (the "Agreement") by and between the Company, CSM, CSM Merger Corporation (a Tennessee corporation and wholly-owned subsidiary of the Company), Carter M. Fortune, Marc Fortune, Greg Daily, Harbinger Mezzanine Partners, L.P., Doug Altenbern, Jeff Gould, Bob Boston, and Don Denbo. CSM is the holding company for Century II Staffing, Inc. ("Century II") and other related subsidiary entities. Founded in 1985, CSM serves over 200 company locations, representing over 3,100 employees in more than 24 states. The Company acquired CSM in order to facilitate our acquisition strategy in the human resource market space. CSM joins PSM in the Company's Business Solutions Segment. CSM operates under its own management team with Harlan Schafir, President and CEO of the Company's PSM subsidiary, on CSM's Board of Directors. The effective date of the acquisition for accounting purposes was April 1, 2005. The results of operations for the five months ended August 31, 2005 are included in the Company's consolidated statement of operations.

The terms of the Agreement include, among other things, the payment of approximately $2,000,000 by the Company to retire certain debts owed by CSM and the payment of approximately $700,000 in cash by the Company to the shareholders of CSM and the issuance of 150,000 restricted shares of the Company's common stock to be held in escrow until such time as the shares may be earned by the shareholders of CSM upon the achievement of certain financial performance measures by CSM.

Per the agreement the 150,000 restricted shares will vest over the three year period from April 1, 2005 through March 31, 2008 based upon annual EBITDA calculations. For every $1.70 of EBITDA in excess of $850,000 during each twelve month period, one share of common stock will vest. Vesting is limited to 50,000 shares annually and no carryover of excess earnings is permitted. The vested shares of common stock can be put to Carter M. Fortune during the period June 1, 2008 to September 30, 2008 at $10.33 per share. In addition, any holder of vested shares may only exercise his/ her Put if the Company's common stock is not listed on the OTC Bulletin Board or any national securities exchange during the thirty day period preceding the exercise period or if the average bid price per share during the thirty day period preceding the exercise period is less than the put price. The 150,000 shares are valued at the closing price of the Company's stock on the date of purchase at $4.00 share. The contingent stock consideration is included as a component of the purchase price in accordance with SFAS 141, "Business Combinations" and Emerging

Issues Task Force 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," under arrangements not affected by employment termination. The consideration is included in permanent equity under SFAS 141 as management of the Company deems likelihood that payment of such contingent consideration is beyond a reasonable doubt.

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of CSM at the acquisition date (amounts in thousands):

      Cash                                        $ 2,704
      Accounts receivable, net                        302
      Prepaid expenses and other current assets     1,290
      Property and equipment                          132
      Goodwill                                        707
      Intangible assets                             3,100
                                                  -------
                                                    8,235
                                                  -------

      Accounts payable                              1,146
      Other accrued liabilities                     2,257
      Deferred revenue                              1,361
      Other current liabilities                       171
                                                  -------
                                                    4,935
                                                  -------
                                                  $ 3,300
                                                  =======

Cash consideration                                $ 2,700
Fair value of common stock consideration              600
                                                  -------
                                                  $ 3,300
                                                  =======

During 2004, the Company had the following acquisitions:

Wireless Infrastructure Segment

James H. Drew Corporation

On April 30, 2004, the Company acquired all of the outstanding shares of common stock, no par value, of James H. Drew Corporation and its wholly-owned subsidiary, Tennessee Guardrail, Inc. (collectively "JH Drew") pursuant to the agreement entitled "Stock Purchase Agreement" by and between Cemex, Inc., ("Seller") and Fortune Diversified Industries, Inc. ("Buyer"). The Stock Purchase Agreement's terms include, among other things, the exchange of all of the outstanding shares of James H. Drew Corporation ("JH Drew") for $13,150,000, of which $11,500,000 was paid in cash at closing and the remaining $1,650,000 plus $57,000 interest was paid to seller on December 15, 2004. In calculating the purchase price the parties considered, among other factors: JH Drew's consolidated accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, inventories, accounts payable and other current assets and current liabilities. The funds constituting the purchase price were derived from the combination of a loan from Fifth Third Bank and a loan to the Company from its former Chief Executive Officer and majority shareholder Carter M. Fortune.

The purchase price includes $434,000 of contingent stock consideration. This amount consists of 43,000 shares valued at the closing price of the Company's stock on the date of purchase at $10.10 share. The contingent stock consideration is included as a component of the purchase price in accordance with Emerging Issues Task Force 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," under arrangements not affected by employment termination. The consideration is included in permanent equity under SFAS 141 as management of the Company deems likelihood that payment of such contingent consideration is beyond a reasonable doubt.

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of JH Drew at the acquisition date(amounts in thousands):

     Contracts receivable, net                                        8,277
     Cost and estimated earnings in excess of billings                6,842
     Inventory, net                                                   1,777
     Prepaid expenses                                                    23
     Deferred tax asset                                                 389
     Property and equipment                                           1,327
     Acquired goodwill                                                  152
                                                                    -------
                                                                     18,787
                                                                    -------

     Accounts payable                                                 2,628
     Accrued expenses and other current liabilities                     914
     Billings in excess of costs and estimated earnings               1,661
                                                                    -------
                                                                      5,203
                                                                    -------
                                                                    $13,584
                                                                    =======

Cash consideration                                                  $13,150
Fair value of common stock consideration                                434
                                                                    -------
                                                                    $13,584
                                                                    =======

Innovative Telecommunications Consultants, Inc.

On May 11, 2004 the Company acquired all of the outstanding shares of common stock of Innovative Telecommunications Consultants, Inc. ("ITC"), pursuant to a Stock Purchase Agreement dated May 11, 2004 and effective April 30, 2004. The purchase price of $501,000 includes cash paid by the Company of $400,000 and issuance of 10,000 shares of the Company's common stock valued at the closing price of the Company's stock on the date of purchase at $10.10 per share. The acquisition was part of the Company's strategy to provide turnkey service solutions to the wireless communications industry. During the year ended August 31, 2005; the Company recorded an additional $300,000 to goodwill due to resolution of certain contingencies as defined in the agreement.

The following is a condensed balance sheet disclosing the amounts assigned to each major asset and liability caption of ITC at the acquisition date(amounts in thousands):

     Cash                                    $ 148
     Accounts receivable, net                   76
     Property and equipment                     15
     Goodwill                                  721
     Intangible assets                         150
                                             -----
                                             1,110
                                             -----

     Accounts payable                          260
     Other accrued liabilities                  49
                                             -----
                                               309
                                             -----
                                             $ 801
                                             =====

Cash consideration                           $ 700
Fair value of common stock consideration       101
                                             -----
                                             $ 801
                                             =====

Professional Staff Management, Inc.

On October 1, 2003, the Company acquired all of the outstanding shares of common stock, no par value, of Professional Staff Management, Inc., Professional Staff Management, Inc. II, and Pro Staff, Inc. pursuant to the following agreements:

      AGREEMENT AND PLAN OF MERGER entered into the 1st day of October, 2003, by and among Professional Staff Management, Inc., an Indiana corporation, PSM Acquisition, Inc., an Indiana corporation and wholly owned subsidiary of the Company and Harlan M. Schafir.

      AGREEMENT AND PLAN OF MERGER entered into the 1st day of October, 2003 by and among Professional Staff Management, Inc. II, an Indiana corporation, PSM Acquisition II, Inc., an Indiana corporation and wholly owned subsidiary of the Company and Harlan M. Schafir.

      AGREEMENT AND PLAN OF MERGER entered into the 1st day of October, 2003 by and among Pro Staff, Inc., an Indiana corporation, PSM Acquisition III, Inc., an Indiana corporation and wholly owned subsidiary of the Company and Harlan M. Schafir.

For tax purposes, the agreements were intended to qualify as a "reorganization" pursuant to the provisions of Section 368 of the Internal Revenue Code and specifically as a reverse-triangular merger under Code Section 368(a)(2)(E). For accounting purposes the business combination is being accounted for as a purchase under SFAS No. 141, "Business Combinations".

The Company acquired PSM in order to gain entry into the PEO industry. The Merger Agreements' terms include, among other things, the exchange of all of the outstanding shares of Professional Staff Management, Inc. (125 shares); Professional Staff Management, Inc., II (500 shares); and Pro Staff, Inc. (500 shares), all held by Harlan M. Schafir, for a total of 1,310,000 shares of the Company's common shares. The Company formed three wholly-owned subsidiaries, PSM Acquisition, Inc.; PSM Acquisition II, Inc.; and PSM Acquisition III, Inc. The Company's shares were exchanged at the following ratios: Six Thousand, Six Hundred Two (6,602) shares of The Company's common stock for each share of Professional Staff Management, Inc.; Four Hundred Forty Four (445) shares of The Company's common stock for each share of Professional Staff Management, Inc. II; and, Five Hundred Twenty Four (524) shares of The Company's common stock for each share of Pro Staff, Inc. The Company exchanged a total of 1,310,000 shares as follows: Eight Hundred, Twenty Five Thousand Three Hundred (825,300) shares for the shares of Professional Staff Management, Inc.; Two Hundred Twenty Two Thousand Seven Hundred (222,700) shares for the shares of Professional Staff Management, Inc. II; and Two Hundred Sixty Two Thousand (262,000) shares for the shares of Pro Staff, Inc.

In addition to the exchanges described above, Mr. Schafir received a total of one million dollars ($1,000,000) in cash. The cash was allocated as follows: Six Hundred Thirty Thousand Dollars ($630,000) for Professional Staff Management, Inc.; One Hundred Seventy Thousand ($170,000) for the Professional Staff Management, Inc. II; and Two Hundred Thousand Dollars ($200,000) for Pro Staff, Inc.

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

The source of the Company's consideration included the Company's shares, and cash held by the Company prior to the Agreement. The fair market value of the 1,310,000 Company's common shares issued was $3.93 million (which was based upon the quoted market price of the Company's stock traded for a reasonable period before and after the acquisition. The stock price was discounted due to historical trading volume being significantly lower than shares issued in the transaction) and was included as part of the purchase price. In addition to the assumed liabilities, the aggregate purchase price of the acquisition was $4,930,000 of which $4,679,000 consists of goodwill and other intangible assets.

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of PSM at the acquisition date (amounts in thousands):

Cash and cash equivalents                       $ 4,496
Restricted savings account                          246
Accounts receivable, net                            656
Interest receivable                                   3
Prepaid expense                                     121
Property and equipment, net                          20
Other assets                                         42
Goodwill                                          3,580
Customer list                                       700
Non-Compete agreement                               399
                                                -------
                                                 10,263
                                                -------

Current maturities of notes payable                   4
Accounts payable                                    119
Payroll taxes and withholdings                      525
Accrued worksite employee payroll cost              240
Health and workers' compensation reserves         3,271
Other accrued compensation                          545
Due to shareholder                                    7
Customer deposits                                   106
Other accured liabilities                           516
                                                -------
                                                  5,333
                                                -------
                                                $ 4,930
                                                =======

Cash consideration                              $ 1,000
Fair value of common stock consideration          3,930
                                                -------
                                                $ 4,930
                                                =======

The following unaudited pro forma data (amounts in thousands) summarize the results of operations for the periods indicated as if the PSM, JH Drew, CSM, ITC, Ink Source, Magtech, and EI Solution acquisitions had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future.

                                                                 Year Ended   Year Ended
                                                                 August 31,   August 31,
                                                                    2005         2004
                                                                 ----------   ----------
Net revenue                                                      $  121,815   $  110,749
Cost of revenues                                                     99,472       89,592
                                                                 ----------   ----------

Gross profit                                                     $   22,343   $   21,157
Operating expenses                                                   23,959       17,661
                                                                 ----------   ----------

Operating income                                                     (1,616)       3,496
Other income (expenses)                                              (1,322)      (1,123)
                                                                 ----------   ----------

Net income before provision for income taxes                     $   (2,938)  $    2,373
                                                                 ==========   ==========

Basic Income Per Share (before provision for income tax)         $    (0.28)  $     0.23
                                                                 ==========   ==========

Diluted Income Per Share (before provision for income tax)       $    (0.28)  $     0.23
                                                                 ==========   ==========

Shares Outstanding:
     Basic weighted average number of common shares outstanding  10,495,814   10,495,814
     Dilutive effect of conversion of options                             -            -
                                                                 ----------   ----------
Total Shares Outstanding                                         10,495,814   10,495,814
                                                                 ==========   ==========

At August 31, 2005, all common stock equivalents were anti-dilutive.

NOTE 3 - ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Accounts receivable and contracts receivable include the following at August 31(amounts in thousands):

                                        2005       2004
                                      --------   --------
Amounts currently due                 $ 16,778   $ 12,005
Contracts in process
  Progress billing                       5,075      4,560
  Retainages                             1,752        576
                                      --------   --------
                                        23,605     17,141

Less allowance for doubtful accounts    (1,512)    (1,112)
Less allowance for sales returns          (135)      (135)
                                      --------   --------
                                      $ 21,958   $ 15,894
                                      ========   ========

NOTE 4 - INVENTORIES

Inventories include the following at August 31(amounts in thousands):

                         2005      2004
                        -------   -------
Raw materials           $   757   $   559
Work-in-process              39        12
Finished goods            7,896     9,425
Less inventory reserve     (377)     (250)
                        -------   -------

                        $ 8,315   $ 9,746
                        =======   =======

NOTE 5 - CONTRACTS IN PROGRESS

Information related to contracts in progress is as follows (amounts in thousands):

                                                         2005      2004
                                                       --------   -------
Costs incured on uncompleted contracts                 $ 25,744   $24,475
Estimated earnings recognized to date on uncompleted
     contracts                                            5,412     5,502
                                                       --------   -------
                                                         31,156    29,977

Less billings on uncompleted contracts                  (30,576)  (30,010)
                                                       --------   -------
                Net                                    $    580   $   (33)
                                                       ========   =======

The net amount is included in the accompanying consolidated balance sheets under the following captions (amounts in thousands):

                                                        2005    2004
                                                       ------  -------
Costs and estimated earnings in excess of billings on
     uncompleted contracts                             $2,681  $ 1,879
Billings in excess of costs and estimated earnings on
     uncompleted contracts                              2,101    1,912
                                                       ------  -------

                                                       $  580  $   (33)
                                                       ======  =======

NOTE 6 - INVESTMENTS IN MARKETABLE EQUITY SECURITIES

The amortized cost and approximate fair values of available-for-sale securities held at August 31 are as follows (amounts in thousands):

                                      2005
                   -----------------------------------------
                                  Net Unrealized  Estimated
                   Amortize Cost   Gain (Loss)    Fair Value
                   -------------  --------------  ----------
Equity securities  $       2,221  $          (22) $    2,199
                   =============  ==============  ==========

                                      2004
                   -----------------------------------------
                                  Net Unrealized  Estimated
                   Amortize Cost   Gain (Loss)    Fair Value
                   -------------  --------------  ----------
Equity securities   $    2,085    $         (126) $    1,959
                   =============  ==============  ==========

The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax asset or accumulated other comprehensive income. Realized gains and losses from the sale of available-for-sale securities are summarized as follows (amounts in thousands):

                  2005    2004
                 ------   -----
Realized Gains   $    -   $  36
Realized Losses     (40)      -
                 ------   -----
                 $  (40)  $  36
                 ======   =====

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment, including capital leases, is comprised of the following at August 31(amounts in thousands):

                                 2005       2004
                               --------   --------
Land and building              $  1,951   $  1,903
Machinery and equipment           5,615      5,181
Research equipment                  420        380
Office equipment                  4,131      2,943
Vehicles                          3,067      3,631
Leasehold improvements              145        151
                               --------   --------
                               $ 15,329   $ 14,189

Less accumulated depreciation   (10,265)   (10,151)
                               --------   --------

                               $  5,064   $  4,038
                               ========   ========

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended August 31, 2005, as reclassified for the adoption of SFAS 142, are as follows (amounts in thousands):

                       MANUFACTURING
             BUSINESS      AND            WIRELESS      HOLDING   SEGMENT
            SOLUTIONS  DISTRIBUTION    INFRASTRUCTURE   COMPANY    TOTALS
            ---------  -------------   --------------   -------   --------
Goodwill
at August
31, 2004    $   3,580  $       5,957   $          655   $     -   $ 10,192

Goodwill
Acquired          707             13              768         -      1,488

Impairment
losses              -              -                -         -          -
            ---------  -------------   --------------   -------   --------
Goodwill
at August
31, 2005    $   4,287  $       5,970   $        1,423   $     -   $ 11,680
            =========  =============   ==============   =======   ========

The total amount of goodwill that is deductible for tax purposes is $1,839,000 at August 31, 2005.

The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets (amounts in thousands):

                       AT AUGUST 31, 2005              AT AUGUST 31, 2004
                -------------------------------  -------------------------------
                                       WEIGHTED                         WEIGHTED
                 GROSS                  AVERAGE   GROSS                  AVERAGE
                CARRYING   ACCUMULATED   AMORT   CARRYING   ACCUMULATED   AMORT
                 AMOUNT   AMORTIZATION   PERIOD   AMOUNT   AMORTIZATION   PERIOD
                --------  ------------  -------  --------  ------------  -------
Customer
 Relationships  $  3,222  $        352  10 YRS   $  1,824  $        239   10 YRS
Non-compete            -             -   4 YRS        234           122    4 YRS
Non-compete        1,229           222   5 YRS        399            73    5 YRS
Non-compete          100            44   3 YRS        100            12    3 YRS
Non-compete          200            18  10 YRS          -             -    0 YRS
                --------  ------------  --------  --------  ------------  ------

Intangible
  assets
  subject to
  amortization  $  4,751  $        636    8 YRS   $  2,557  $        446   7 YRS
                --------  ------------  --------  --------  ------------  ------

Tradename            590             -        -          -             -       -
                --------  ------------  --------  --------  ------------  ------

Intangible
  assets not
  subject to
  amortization       590             -        -          -             -       -
                --------  ------------  --------  --------  ------------  ------

Total              5,341           636    8 YRS      2,557           446   7 YRS
                ========  ============  ========  ========  ============  ======

The Company determined that it had 100% impairment on the customer relationships and non-compete intangible assets in the Manufacturing and Distribution segment, related to its' Kingston subsidiary, resulting in write off of the assets net of related accumulated amortization of $417,000. The customer relationship impairment was the result of lost customers due mainly to discontinued product lines. The non-compete impairment was based on expected competition between terminated employees and the Company despite the existence of a non-compete agreement with such terminated employees. The Company also determined that it had 100% impairment on a non-compete intangible asset in the Wireless Infrastructure segment, related to its ITC subsidiary's purchase of EI Solutions, resulting in write off of the assets net of related accumulated amortization of $219,000.

Intangible asset amortization expense for the year ended August 31, 2005 was $601,000 which includes $30,000 of amortization related to loan origination fees. Intangible asset amortization expense for the year ended August 31, 2004 was $372,000 which includes $55,000 of amortization related to loan origination fees.

Amortization expense on intangible assets currently owned by the Company for each of the next five fiscal years are approximately as follows (amounts in thousands):

Year Ending August 31,
----------------------
         2006                         621
         2007                         602
         2008                         588
         2009                         515
         2010                         439
 2011 and thereafter                1,350
                                   ------

        Total                      $4,115
                                   ======

NOTE 9 - LINES OF CREDIT AND DEBT ARRANGEMENTS

Lines of Credit:

The Company has a $19,000,000 line of credit facility available through February 28, 2006. Interest on the line is charged at .5% less than the credit facility's Prime Rate. Outstanding borrowings amounted to $18,998,000 at August 31, 2005. Cumulative outstanding balances on lines of credits amounted to $7,948,000 at August 31, 2004.

Covenants under the line of credit require the Company maintain a specified net worth position and certain other financial ratios. The line of credit is secured by substantially all assets of the Company and personal guarantees of the Company's majority stockholder and a different stockholder. As of August 31, 2005, the Company was not in compliance with certain covenants; however, the bank has granted a waiver of default remedies with respect to noncompliance as of that date.

The Company also has a $7,000,000 long-term unsecured line of credit with a stockholder available through May 1, 2007. Interest on the line is charged at 3% plus the one-month London Interbank Offered Rate (one-month LIBOR). Outstanding borrowings amounted to $6,618,000 million at August 31, 2005 and $6,268,000 at August 31, 2004.

Total unused lines of credit amounted to approximately $384,000 at August 31, 2005.

Long-term debt arrangements:

Long-term debt consisted of the following at August 31 (amounts in thousands except description data):

         Description of Debt Outstanding:                      2005      2004
---------------------------------------------------------   --------   -------
Notes payable to financial institutions:

     Due in monthly installment of $40,000 plus
     interest at .5% less than the credit facility's
     Prime Rate through maturity date, July 15, 2009.
     The loan is secured by the business assets of the
     Company, with a second lien on assets
     pledged by a stockholder.                              $  1,920   $ 2,400

     Due in monthly installment of $33,000 plus
     interest at .5% less than the credit facility's
     Prime Rate through maturity date, July 15, 2009.
     The loan is secured by the business assets of the
     Company, with a second lien on assets pledged
     by a stockholder.                                         1,567     2,000

     Due in monthly installment of $32,000 plus
     interest at .5% less than the credit facility's
     Prime Rate through maturity date, April 30, 2009.
     The loan is secured by the business assets of the
     Company, with a second lien on  assets pledged
     by a stockholder.                                         1,466     1,853

     Due in monthly installment of $55,000 plus
     interest at .5% less than the credit facility's
     Prime Rate through maturity date, April 30, 2007.
     The loan is secured by the business assets of the
     Company, with a second lien on assets pledged
     by a stockholder.                                         1,210     1,879

     Due in monthly installment of $50,000 plus
     interest at .5% less than the credit facility's
     Prime Rate through maturity date, April 30, 2007.
     The loan is secured by the business assets of the
     Company, with a second lien on assets pledged by
     a stockholder.                                              950         0

     Due in monthly installments of $5,000, including
     interest at ranges from 4.9% to 9.03% through
     April 2010.  Secured by vehicles and equipment.             233        23

Debt with stockholder:

     Due in monthly installments of $3,000 including
     interest at 4.00% through September 2008.
     Secured by vehicles and equipment.                           94       153

Capital Leases:

     Due in monthly installments of $6,000, including
     interest at ranges from 2.3% to 11.6% through
     June 2010. Secured by computers and equipment.               133        98
                                                             --------   -------
                                                                7,573     8,406
     Less current maturities                                   (2,675)   (2,046)
                                                             --------   -------
                                                             $  4,898   $ 6,360
                                                             ========   =======

Principal payments due on long-term debt outstanding at August 31, 2005 are approximately as follows (amounts in thousands):

2006                                     2,675
2007                                     2,331
2008                                     1,360
2009                                     1,177
2010                                        30
                                       -------
                                       $ 7,573
                                       =======

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock:
-------------

During the year ended August 31, 2005, the Company declared a 1-for-10 stock split to stockholders of record, effective June 2, 2005. The details of the Company's common stock as of August 31, 2005 and 2004 are as follows:

                                                  Number of Shares
                                       -------------------------------------
                                       Authorized     Issued     Outstanding    Amount
                                       -----------   ----------  -----------   --------
August 31, 2005 (Audited)
Common stock, $0.10 par value (1)      150,000,000   10,559,843  10,559,843    $  1,046
                                                                               ========

August 31, 2004 (Audited)
Common stock, $0.10 par value (2)      150,000,000   10,238,644  10,238,644    $  1,008
                                                                               ========

Preferred Stock:
----------------

                                                  Number of Shares
                                       -------------------------------------
                                       Authorized     Issued     Outstanding    Amount
                                       -----------   ----------  -----------   --------
August 31, 2005 (Audited)
Preferred stock, $0.10 par value       1,000,000         -           -         $      -
                                                                               ========

August 31, 2004 (Audited)
Preferred stock, $0.10 par value       1,000,000         -           -         $      -
                                                                               ========

(1) As a part of a transaction pursuant to an Agreement and Plan of Merger (the "Agreement") by and between the Company, CSM, CSM Merger Corporation (a Tennessee corporation and wholly-owned subsidiary of the Company), Carter M. Fortune, Marc Fortune, Greg Daily, Harbinger Mezzanine Partners, L.P., Doug Altenbern, Jeff Gould, Bob Boston, and Don Denbo., the Company exchanged 150,000 shares of the Company's common stock, in part, in return for 774,000 shares of common stock of CSM, constituting all the outstanding shares of seller.

(2) As a part of a transaction pursuant to the terms of a Stock Purchase Agreement by and among the Company, Professional Staff Management, Inc., Staff Management, Inc. II, Pro Staff, Inc., and Harlan M. Schafir, the Company exchanged 1,310,000 shares of the Company's common stock, in part, in return for 125 shares of Professional Staff Management, Inc.; 500 shares of Professional Staff Management, Inc., II; and 500 shares of Pro Staff, Inc., constituting all the outstanding shares of seller.

NOTE 11 - STOCK OPTIONS AND OTHER STOCK COMPENSATION

Transactions related to the Company's stock compensation arrangements are as follows:

                                             Weighted                 Weighted
                                              Average                  Average
                                Year Ended   Exercise    Year Ended   Exercise
                                August 31,    Price      August 31,     Price
                                  2005       Per Share      2004      Per Share
Options outstanding
 at beginning of period            35,000    $   4.10        35,000       $4.10
Options exercised                 (20,000)       4.10             -           -
Options issued                          -           -             -           -
Options canceled                  (15,000)       4.10             -           -
                                ----------   ---------   ----------   ---------

Options outstanding at
 end of period                           -           -       35,000   $    4.10
                                ==========   =========   ==========   =========

The Company accounts for employee stock-based transactions under Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for options issued with an exercise price equal to the market value of the common stock at the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS 148, which defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Management believes that had compensation cost been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123 and SFAS No. 148, there would have been no material effect on the Company's net income (loss) and its income (loss) per common share for the periods ended August 31, 2005 and August 31, 2004.

The Company agreed to grant 5,000 warrants to the Company's former CEO on September 1, 2000. Each warrant is convertible into one share of common stock at an exercise price of $10.00 per share exercisable June 30, 2002 through June 30, 2008. No warrants have been exercised at August 31, 2005 and 2004.

NOTE 12 - INCOME TAXES

The reconciliation for 2005 and 2004 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income rate is as follows:

                                                  2005    2004
                                                  ----    ----

Tax at U.S. federal statutory rate               34.00%  34.00%
State and local taxes, net of federal benefit      5.6     5.8
Other                                                -     1.4
Change in valuation allowance                    (39.6)  (73.3)
                                                ------   -----
                                                     -   (32.1)%
                                                ======   =====

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows (in thousands):

                                                 2005     2004
                                                ------   ------
Current:
      Federal                                   $  (41)  $  690
      State                                         72      172
                                                ------   ------
                                                    31      862
                                                ------   ------

Deferred:
      Federal                                     (567)     (55)
      State                                       (318)      (3)
                                                ------   ------
                                                  (854)     804
                                                ------   ------
Change in valuation allowance                      936   (1,257)
                                                ------   ------
Net income tax (benefit)                        $   82   $ (453)
                                                ======   ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

                                                             (amounts in thousands)
                                                            August 31,     August 31,
                                                              2005           2004
                                                            ----------     ----------
Deferred Tax Assets:
      Current:
           Allowances for doubtful accounts and inventory   $      850     $      156
           Accrued liabilities and other                           524            446
      Noncurrent:
           Amortization of intangible assets                       304             50
           Depreciation                                            (91)           170
           Net operating losses and other carryforwards          2,458          2,287
                                                            ----------     ----------
                                                                 4,045          3,109
      Valuation allowance                                       (3,031)        (2,095)
                                                            ----------     ----------
                                                                 1,014          1,014
                                                            ==========     ==========

Deferred tax liabilities:                                            -              -
                                                            ----------     ----------
                                                            $    1,014     $    1,014
                                                            ==========     ==========

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, at August 31, 2005, the Company had a federal tax operating loss and based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $3,031,000 valuation allowance at August 31, 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $936,000. At August 31, 2005 the Company has federal net operating loss carryforwards of $4,547,000 million which expire during the years of 2020, 2021, 2022, 2023 and 2025. The state tax operating loss carryforwards approximated $0. The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period. The Company's capital loss carryforward is $933,000 and it expires in the fiscal year ending August 31, 2007. The Company also incurred net operating losses related to European operations that can be carried forward indefinitely.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)(AMOUNTS IN THOUSANDS)

                                                                  2005
                                                ---------------------------------------
                                                                   Tax
                                                    Before-Tax   (Expense)   Net-of-Tax
                                                      Amount      Benefit      Amount
Unrealized gain (loss) on securities                $       64   $       -   $       64

Reclassification adjustment for realized (gains)
 losses included in net income                              40           -           40

Foreign currency adjustments                               (17)          -          (17)
                                                    ----------   ---------   ----------

Accumulated other comprehensive income (loss)       $       87   $       -   $       87
                                                    ==========   =========   ==========

                                                                  2004
                                                    -----------------------------------
                                                                   Tax
                                                    Before-Tax   (Expense)   Net-of-Tax
                                                      Amount      Benefit      Amount
Unrealized gain (loss) on securities                $     (126)  $       -   $     (126)

Reclassification adjustment for realized (gains)
 losses included in net income                             (13)          -          (13)

Foreign currency adjustments                               208           -          208
                                                    ----------   ---------   ----------

Accumulated other comprehensive income (loss)       $       69   $       -   $       69
                                                    ==========   =========   ==========

The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax assets or accumulated other comprehensive income (loss).

Significant components of accumulated other comprehensive income (loss) are as follows (amounts in thousands):

                                               Reclassification   Accumulated
                                Unrealized       of realized         other
                    Foreign        Gains        gains(losses)     comprehensive
                   Currency       (Losses)       included in         Income
                  Adjustments   on Securties      net income         (Loss)
                  -----------   ------------   ----------------   -------------
Balance at
August 31, 2004   $       132   $       (113)  $            (13)  $           6

  Period change           (17)            64                 40              87
                  -----------   ------------   ----------------   -------------

Balance at
August 31, 2005   $       115   $        (49)  $             27   $          93
                  ===========   ============   ================   =============

NOTE 14 - PER SHARE DATA

The following presents the computation of basic income (loss) per share and diluted income (loss) per share (amounts in thousands except per share data):

                                                        Year Ended   Year Ended
                                                        August 31,   August 31,
                                                           2005         2004
                                                       ------------  ----------
Net Income (Loss)                                       $    (2,317)  $    2,402
Dividends                                                         -            -
                                                       ------------   ----------

Net Income Available for
Common Stockholders                                     $    (2,317)  $    2,402
                                                       ============   ==========

Basic Income Per Share                                 ($      0.22)  $     0.23

Diluted Income Per Share:                              ($      0.22)  $     0.23

                                                       ------------   ----------
Shares Outstanding:
  Basic weighted average number of
    common shares outstanding                            10,495,794   10,208,544
  Dilutive effect of conversion of options                    5,000       40,000
                                                       ------------   ----------

      Total Shares Outstanding                           10,500,794   10,248,544
                                                       ============   ==========

At August 31, 2005, all common stock equivalents were anti-dilutive.

NOTE 15 - OPERATING LEASE COMMITMENTS

In March 2004 the Company entered into an operating lease agreement ("Agreement") to rent one of its office and warehouse facilities from a related party in which two members of the Control Group have an interest. The Agreement expires in February 2009. The Agreement provides for monthly base rent of $42,000. The base rent shall be adjusted annually to fair market value. The Agreement also includes one renewal option, which allows the Company to extend the lease term for an additional year. The building is occupied by Fortune Diversified Industries, Inc. (the "Holding Company") and several subsidiaries including Kingston, Commercial Solutions, TTC, StarQuest, PDH, ITC, Magtech, and Cornerstone Construction. The lease is an "Absolute Triple Net Lease" which provides for the lessee to pay most expenses related to the building including repairs and maintenance, insurance, and property taxes.

As part of an arrangement, dated July 2003, entitled "Agreement for Purchase and Sale of Real Estate" between the Company's Nor-Cote subsidiary and a party controlled by a Company Shareholder, Nor-Cote purchased, in fiscal year 2005, the office building in which the US administrative personnel are located. A subsequent agreement was executed between Nor-Cote and a related party in which two members of the Control Group have an interest for the sale of that building. No gain or loss was recorded on the sale. In fiscal year 2005, Nor-Cote entered into an operating lease agreement to rent the building from a related party. The agreement provides for monthly base rent of $7,000 and expires in August 2009. The base rent shall be adjusted annually to fair market value. The Agreement also includes one renewal option, which allows the Company to extend the lease term for an additional year.

Additionally, Nor-Cote leases office and warehouse space in the UK, Singapore and Malaysia under various operating lease arrangements expiring in various years through 2015 with monthly rent of approximately $8,000. In fiscal year 2005, Nor-Cote entered into an agreement to lease office and warehouse space in Atlanta, GA as part of an operating lease through May 2007. The agreement provides for monthly base rent of approximately $3,000 and three one-year renewal options.

PSM leases an office building in Richmond, IN from a related party. The lease is for a period of five years and expires May 2008. The lease provides for a base rent of $2,000 per month with nominal annual increases. The lease also includes one renewal option, which allows the Company to extend the lease term for an additional year.

Additionally, PSM leases an office building in Indianapolis, Indiana under a lease agreement which expires in December 2008. There is no option to renew the lease. The lease amount is approximately $5,000 a month.

On April 30, 2004, JH Drew entered into an operating lease agreement to rent three buildings located in Indiana, Tennessee and Missouri from a related party in which two members of the Control Group have an interest. The lease agreement includes a five-year term with an option to extend the lease term for a one-year period and provides for base rent of $15,000 per month. The base rent shall be adjusted annually to fair market value. The lease is an "Absolute Triple Net Lease" which provides for the lessee to pay most expenses related to the buildings including repairs and maintenance, insurance, and property taxes.

On November 1, 2004, the asset acquisition of Magtech created sublease obligations. In Indianapolis, Indiana the obligation is $1,500 a month from November 1, 2004 through June 30, 2006. In Fort Wayne, Indiana the obligation is $2,600 a month from November 1, 2004 through December 31, 2010.

CSM leases office space in Brentwood, TN, under an agreement which expires in January 2009. In addition to an escalating base monthly rent, the agreement requires the Company to pay any increase in operating costs, real estate taxes, or utilities over the base year.

Rent expense under these agreements amounted to $976,000 and $487,000 for the year ended August 31, 2005 and 2004.

The Company is also committed to vehicle and office equipment leases, which expire in various years through 2009. Lease expense under all agreements amounted to approximately $734,000 and $236,000 for the years ended August 31, 2005 and 2004, respectively. The Company's JH Drew subsidiary, which was acquired on May 1, 2004, leases equipment and vehicles under an operating lease which provides for a one year term per vehicle with an option to purchase or continue leasing on a month-to-month basis.

Future minimum commitments under these agreements are as follows at August 31, 2005 (in thousands):

                                          Vehicles
Year Ending August 31,    Facilities    And Equipment
----------------------    ----------    -------------
    2006                  $    1,145    $         612
    2007                       1,104               37
    2008                       1,057               17
    2009                         618                5
2010 & after                     367               12
                          ----------    -------------

                          $    4,291    $         683
                          ==========    =============

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company has a $7,000,000 long-term unsecured line of credit with the majority stockholder. Borrowings amounted to $6,618,000 at August 31, 2005 and $6,268,000 at August 31, 2004, respectively. The line of credit bears interest at 3.0% plus the one-month London Interbank Offered Rate (one-month LIBOR). Interest expense booked on the line of credit was approximately $392,000 and $187,000 for the years ended August 31, 2005 and 2004 respectively.

The Company's PSM subsidiary leases an office building in Richmond, IN from a related party. The lease is for a period of five years and expires in May 2008. The agreement provides for base rent of $2,000 per month with nominal annual increases. The Company recognized expense of $24,000 for the year ended August 31, 2005.

The Company makes principal and interest payments to a stockholder for the purchase of vehicles and equipment. The loans are secured by the assets. The Company recognized interest of approximately $5,000 for the year ended August 31, 2005.

During March 2004, the Company entered into an operating lease agreement for rental of a building with a related party. All of the Company's subsidiaries, excluding JH Drew, Nor-Cote and PSM moved into the new facility between the months of March 2004 through May 2004. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period. The agreement provides for a monthly base rent of $42,000 per month. The base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs. The Company recognized expense of approximately $461,000 for the year ended August 31, 2005.

On April 30, 2004, the Company's JH Drew subsidiary entered into an operating lease agreement for rental of three buildings located in Indiana, Tennessee and Missouri with the same related party. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period and provides for base rent of $15,000 per month. The base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs. The Company recognized expense of approximately $180,000 for the year ended August 31, 2005.

Nor-Cote purchased in fiscal year 2005, the office building in which the US administrative personnel are located from a party controlled by a Company Shareholder. A subsequent agreement was executed between Nor-Cote and a related party for the sale of that building. No gain or loss was recorded on the sale. In fiscal year 2005, Nor-Cote entered into an operating lease agreement to rent the building from the related party. The agreement provides for monthly base rent of $7,000 and expires in August 2009. The base rent shall be adjusted annually to fair market value. The Agreement also includes one renewal option, which allows the Company to extend the lease term for an additional year. The Company recognized expense of approximately $78,000 for the year ended August 31, 2005.

Following is a summary of all related party assets and (liabilities) included in the consolidated balance sheets at August 31, 2005 and August 31, 2004 (amounts in thousands):

                                                    August 31,   August 31,
                                                       2005         2004
                                                    ----------   ----------
Due to shareholders, included in accounts payable            -          (29)
Long-term line of credit                                (6,618)      (6,268)
Installment notes payable                                  (94)        (153)
                                                    ----------   ----------

Net liabilities                                     $   (6,712)  $   (6,450)
                                                    ==========   ==========

NOTE 17 - CONCENTRATION OF CREDIT RISK

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

NOTE 18 - COMMITMENTS AND CONTINGENCIES

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

Exercise of Put Options: If Schafir desires to sell any or all of the Schafir Distributed Stock, Schafir shall simultaneously make demand upon Carter M. Fortune, Robert J. Kingston, and the Company:

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

(iii) If the Company fails to comply with the terms of the Option Agreement (Company/Schafir) then to the extent of the Company's non-compliance within thirty (30) days of demand, Schafir may then execute upon personal asset accounts of the shareholders as defined in the Agreement.

The put price shall be dependent upon PSM, PSM II, and ProStaff combined (collectively "PSM") cumulative EBITDA during the three-year period October l, 2003 to September 30, 2006 ("Regular Test Period").

      (A) With respect to 1,000,000 shares of the Company's common stock: a) if PSM's combined cumulative EBITDA during the Regular Test Period is (i) greater than $3,600,000 the put price per share shall be $6.00; (ii) greater than $3,000,000 but less than or equal to $3,600,000, the put price per share shall be $5.00; or(iii) greater than $2,400,000 but less than or equal to $3,000,000, the put price per share shall be $4.00; and b) if PSM's combined cumulative EBITDA during the Regular Test Period is less than or equal to $2,400,000, Schafir shall not have any put rights.

      (B) With respect to 250,000 shares of the Company's common stock, if PSM's combined cumulative EBITDA during the Regular Test Period is (i) greater than $3,600,000, the put price per share shall be $6.00, and (ii) greater than $0.00 but less than or equal to $3,600,000, the put price per share shall be $5.00.

      (C) With respect to 60,000 shares of the Company's common stock: a) if PSM's combined cumulative EBITDA during the Regular Test Period is (i) greater than $3,000,000, the put price per share shall be $10.00; (ii) greater than $2,000,000 but less than or equal to $3,000,000, the put price per share shall be $7.50; and (iii) greater than $1,000,000 but less than or equal to $2,000,000, the put price per share shall be $5.00; and b) if PSM's combined cumulative EDITDA during the Regular Test Period is less than or equal to $1,000,000, Schafir shall not have any put rights.

      (D) If there is a Triggering Event (as hereinafter defined) prior to the completion of the Regular Test Period, the Shareholders shall give Schafir prompt written notice thereof and, Schafir may exercise the put options for the 1,310,000 shares of Company's stock based upon a shorter test period pursuant to the terms of this paragraph. The put price shall be dependent upon PSM's combined cumulative EBITDA during the period beginning on October 1, 2003 and ending on the last day of the month preceding the month in which the Triggering Event occurs ("Short Test Period"). The income thresholds described in the three
(3) previous paragraphs relating to the Regular Test Period shall be reduced proportionately based upon the number of months contained in the Short Test Period versus the number of months contained in the Regular Test Period (36 months).

NOTE 19 - SIGNIFICANT ESTIMATES

Significant estimates have been made by management with respect to the realizability of the Company's deferred tax assets. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term. The net change in the valuation allowance for deferred income tax assets was $0 and $625,000 at August 31, 2005 and 2004, respectively. The valuation allowance relates primarily to net operating loss carryforwards, tax credit carryforwards, and net deductible temporary differences. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company's earnings history and the Company's near-term earnings expectations. Although realization is not assured, management believes it is more likely than not that all of the net deferred income tax assets will be realized.

In addition Company subsidiaries in the Business Solution Segment establish reserves for workers compensation and health insurance claims by estimating unpaid losses and loss expenses with respect to claims occurring on or before the balance sheet date. Such estimates include provisions for reported claims and provisions for incurred-but-not-reported claims. The estimates of unpaid losses are established and continually reviewed by the Company using a variety of statistical and analytical techniques. Reserve estimates reflect past claims experience, currently known factors and trends and estimates of future claim trends.

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

NOTE 20 - RETIREMENT PLAN

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

NOTE 20 - SUBSEQUENT EVENTS

On November 21, 2005, the Company procured $7.5 million in cash minus certain transaction related fees per the terms of a Securities Purchase Agreement with an investment company. The terms of the agreement include the issuance of a Convertible Term Note. The note is due on or before November 2008. Subject to the terms of the note, the note is payable in cash or is convertibles into shares of the Company's common stock. The Company also issued common stock warrants to purchase up to 272,727 shares of the Company's common stock. The Company intends to use the proceeds for general working capital purposes.

NOTE 21 - SEGMENT INFORMATION

The operations of the Company are organized around the following segments:

-     Business Solutions

-     Manufacturing and Distribution

-     Wireless Infrastructure Segment

-     Holding Company

                                     MANUFACTURING   WIRELESS
                         BUSINESS         AND         INFRA-  HOLDING   SEGMENT
                        SOLUTIONS     DISTRIBUTION  STRUCTURE COMPANY    TOTALS
YEAR ENDED
AUGUST 31, 2005
Net revenues              $ 28,458      $ 22,109    $ 62,529  $     -  $113,096
Cost of revenues            21,646        15,989      54,436        -    92,071
                          --------      --------    --------  -------  --------
Gross profit                 6,812         6,120       8,093        -    21,025
Operating expenses
  Selling, general and
    administrative
    expenses                 4,107         6,386       6,830    2,362    19,685
  Impairment loss of
    intangible assets            -           417         219        -       636
  Depreciation and
    amortization               336           581         689      103     1,709
                          --------      --------    --------  -------  --------
     Total operating
     expense                 4,443         7,384       7,738    2,465    22,030
                          --------      --------    --------  -------  --------

Segment operating
  income (loss)           $  2,369      $ (1,264)   $    355  $(2,465) $ (1,005)
                          ========      ========    ========  =======  ========

AS OF AUGUST 31, 2005
Cash                      $  3,103      $    399    $    414  $  (129) $  3,787
Restricted savings
  account                    1,484             -           -        -     1,484
Available for
  sale investments           2,199             -           -        -     2,199
Accounts receivable          1,304         3,315      16,736        3    21,358
Costs and estimated
  earnings in excess
  of billing of
  billing on
  uncompleted
  contracts                      -             -       2,681        -     2,681
Inventory, net                  15         4,120       4,180        -     8,315
Prepaid expenses
  and other current
  assets                       421           198         940      231     1,790
Deferred tax asset             563             -         451        -     1,014
Property and
  equipment, net               306         2,212       2,077      469     5,064
Goodwill                     4,287         5,970       1,423        -    11,680
Other intangible
  assets, net                3,773           740         192        -     4,705
Accounts receivable -
  long term                      -             -         600        -       600
Other long term
  assets                        18            55           -      336       409
                          --------      --------    --------  -------  --------

Total Segment Assets      $ 17,473      $ 17,009    $ 29,694  $   910  $ 65,086
                          ========      ========    ========  =======  ========
YEAR ENDED
AUGUST 31, 2004
Net revenues              $ 17,958      $ 23,394    $ 25,530  $     -  $ 66,882
Cost of revenues            13,854        16,374      21,030        -    51,258
                          --------      --------    --------  -------  --------
Gross profit                 4,104         7,020       4,500        -    15,624
Operating expenses
  Selling, general and
    administrative
    expenses                 1,937         5,882       2,861    1,232    11,912
  Depreciation and
    amortization               157           634         341       32     1,164
                          --------      --------    --------  -------  --------

    Total operating
    expense                  2,094         6,516       3,202    1,264    13,076
                          --------      --------    --------  -------  --------

Segment operating
  income (loss)           $  2,010         $ 504    $  1,298  $(1,264) $  2,548
                          ========      ========    ========  =======  ========

AS OF AUGUST 31, 2004
Cash                      $  2,836      $    633    $     50  $     8  $  3,527
Restricted savings
  account                      210             -           -        -       210
Available for
  sale investments           1,959             -           -        -     1,959
Accounts receivable            844         3,601      11,442        7    15,894
Costs and estimated
  earnings in excess
  of billing of
  billing on
  uncompleted
  contracts                      -             -       1,879        -     1,879
Inventory, net                  11         3,253       6,482        -     9,746
Prepaid expenses and
  other current assets         227           198         358       32       815
Deferred tax asset             563             -         451        -     1,014
Property and
  equipment, net                37         2,121       1,649      231     4,038
Goodwill                     3,580         5,957         655        -    10,192
Other intangible
  assets, net                  962         1,012         137        -     2,111
Other long term
  assets                        43            94          19       28       184
                          --------      --------    --------  -------  --------

Total Segment Assets      $ 11,272      $ 16,869    $ 23,122  $   306  $ 51,569
                          ========      ========    ========  =======  ========



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FORTUNE DIVERSIFIED INDUSTRIES, INC.

Date:  November 29, 2005              By: /s/ John F. Fisbeck
                                          --------------------------------------
                                          John F. Fisbeck,
                                          Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  November 29, 2005              /s/ John F. Fisbeck
                                      ------------------------------------------
                                      John F. Fisbeck, Chief Executive Officer
                                      and Director

Date:  November 29, 2005              /s/ Amy E. Gallo
                                      ------------------------------------------
                                      Amy E. Gallo, Principal Financial Officer

Date:  November 29, 2005              /s/ Harlan M. Schafir
                                      ------------------------------------------
                                      Harlan M. Schafir, Chief Operating Officer
                                      and Director

Date:  November 29, 2005              /s/ Carter M. Fortune
                                      ------------------------------------------
                                      Carter M. Fortune, Chairman of the Board

Date:  November 29, 2005              /s/ Paul A. Rayl
                                      ------------------------------------------
                                      Paul A. Rayl, Director

Date:  November 29, 2005              /s/ David A. Berry
                                      ------------------------------------------
                                      David A. Berry, Director

Date:  November 29, 2005              /s/ Nolan R. Lackey
                                      ------------------------------------------
                                      Nolan R. Lackey, Director