Form 10-Q
period 2005-11-30
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2006-01-13
CIK 851249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-19049

                      FORTUNE DIVERSIFIED INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

                 INDIANA                                        20-2803889
     (State or other jurisdiction of                           (IRS Employer
      incorporation or organization)                      Identification Number)

          6402 CORPORATE DRIVE                                     46278
            INDIANAPOLIS, IN                                    (Zip Code)
(Address of principal executive offices)

                                 (317) 532-1374
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of January 13, 2006, 10,559,843 shares of the Company's $0.10 per share par value common stock were outstanding.

                      FORTUNE DIVERSIFIED INDUSTRIES, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005

                                      INDEX

                                                                            Page
                                                                            ----
PART I. Financial Information

   ITEM 1. Financial Statements

      Consolidated Statements of Operations for the three month periods
      ended November 30, 2005 and 2004 (unaudited)                            3

      Consolidated Balance Sheets as of November 30, 2005 (unaudited) and
      August 31, 2005                                                         4

      Consolidated Statement of Changes in Stockholders' Equity for the
      three month period ended November 30, 2005 (unaudited)                  6

      Consolidated Statements of Cash Flows for the three month periods
      ended November 30, 2005 and 2004 (unaudited)                            7

      Notes to the Consolidated Financial Statements                          9

   ITEM 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                 27

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk        35

   ITEM 4. Controls and Procedures                                           35

PART II. Other Information

   ITEM 1. Legal Proceedings                                                 36

   ITEM 1A. Risk Factors                                                     36

   ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds       36

   ITEM 3. Defaults Upon Senior Securities                                   36

   ITEM 4. Submission of Matters to a Vote of Security Holders               36

   ITEM 5. Other Information                                                 36

   ITEM 6. Exhibits                                                          36

Signatures                                                                   37

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                        ---------------------------
                                                                                        NOVEMBER 30,   NOVEMBER 30,
                                                                                            2005           2004
                                                                                        ------------   ------------
NET REVENUES
Net revenues wireless infrastructure services                                           $     4,293    $     2,702
Net revenues wireless infrastructure products                                                16,777         11,998
Net revenues manufacturing and distribution                                                   5,635          5,684
Net revenues business solutions (gross billings of $70,450 and
   $34,588 less worksite employee payroll cost of $60,712 and $29,924 for the three
   months ended November 30, 2005 and 2004, respectively)                                     9,738          4,664
                                                                                        -----------    -----------
      TOTAL NET REVENUES                                                                     36,443         25,048

COST OF REVENUES
Cost of revenues wireless infrastructure services                                             3,015          1,800
Cost of revenues wireless infrastructure products                                            14,981         10,604
Cost of revenues manufacturing and distribution                                               3,978          4,094
Cost of revenues business solutions                                                           7,231          3,660
                                                                                        -----------    -----------
      TOTAL COST OF REVENUES                                                                 29,205         20,158
                                                                                        -----------    -----------
GROSS PROFIT                                                                                  7,238          4,890

OPERATING EXPENSES
   Selling, general and administrative expenses                                               5,457          3,553
   Depreciation and amortization                                                                481            377
                                                                                        -----------    -----------
      Total Operating Expenses                                                                5,938          3,930
                                                                                        -----------    -----------

OPERATING INCOME                                                                              1,300            960

OTHER INCOME (EXPENSE)
   Interest income                                                                               56             --
   Interest expense                                                                            (544)          (266)
   Loss on investments in marketable securities, net                                             --            (29)
   Exchange rate gain (loss)                                                                     (5)            43
   Other income                                                                                  61             59
                                                                                        -----------    -----------
      Total Other Expense                                                                      (432)          (193)

NET INCOME BEFORE PROVISION FOR INCOME TAXES                                                    868            767
                                                                                        -----------    -----------
PROVISION FOR INCOME TAXES                                                                       21             64
                                                                                        -----------    -----------
NET INCOME                                                                              $       847    $       703
                                                                                        ===========    ===========
BASIC INCOME PER COMMON SHARE                                                           $      0.08    $      0.07
                                                                                        ===========    ===========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                                10,559,843     10,264,344
                                                                                        ===========    ===========
DILUTED INCOME PER COMMON SHARE                                                         $      0.08    $      0.07
                                                                                        ===========    ===========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                              10,726,256     10,304,344
                                                                                        ===========    ===========

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          NOVEMBER 30,   AUGUST 31,
                                                                                              2005          2005
                                                                                           (UNAUDITED)    (AUDITED)
                                                                                          ------------   ----------
                                    ASSETS

CURRENT ASSETS
   Cash and equivalents                                                                      $ 4,771       $ 3,787
   Restricted savings account                                                                  1,489         1,484
   Available for sale investments                                                              1,305         2,199
   Accounts receivable, net                                                                   23,115        21,358
   Costs and estimated earnings in excess of billings on uncompleted contracts                 3,843         2,681
   Inventory, net                                                                              7,631         8,315
   Deferred tax asset                                                                          1,014         1,014
   Prepaid expenses and other current assets                                                   1,037         1,790
                                                                                             -------       -------
      Total Current Assets                                                                    44,205        42,628

OTHER ASSETS
   Property, plant & equipment, net                                                            5,348         5,064
   Goodwill                                                                                   11,926        11,680
   Other intangible assets, net                                                                4,550         4,705
   Accounts receivable - long term                                                               600           600
   Other long term assets                                                                      1,513           409
                                                                                             -------       -------
      Total Other Assets                                                                      23,937        22,458
                                                                                             -------       -------
      TOTAL ASSETS                                                                           $68,142       $65,086
                                                                                             =======       =======

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          NOVEMBER 30,   AUGUST 31,
                                                                                              2005          2005
                                                                                           (UNAUDITED)    (AUDITED)
                                                                                          ------------   ----------
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                         $ 7,490       $ 7,095
   Lines of credit                                                                           15,045        18,998
   Current maturities of long-term debt                                                       2,663         2,675
   Health and workers' compensation reserves                                                  3,938         4,000
   Accrued expenses                                                                           4,516         6,288
   Billings in excess of costs and estimated earnings on uncompleted contracts                2,340         2,101
   Other current liabilities                                                                    713           271
                                                                                            -------       -------
      Total Current Liabilities                                                              36,705        41,428

LONG-TERM LIABILITIES
   Long-term debt, less current maturities                                                    4,147         4,898
   Convertible term note                                                                      7,500            --
   Line of credit - related party                                                                --         6,618
   Other long-term liabilities                                                                  335            69
                                                                                            -------       -------
      Total Long-term Liabilities                                                            11,982        11,585
                                                                                            -------       -------
      Total Liabilities                                                                      48,687        53,013

STOCKHOLDERS' EQUITY
   Common stock, $0.10 par value; 150,000,000 authorized; 10,559,843 issued and
      outstanding at November 30, 2005 and August 31, 2005                                    1,046         1,046
   Preferred stock, $0.10 par value; 1,000,000 authorized; 66,180 and 0 issued and
      outstanding at November 30, 2005 and August 31, 2005, respectively                      6,618            --
   Additional paid-in capital and warrants outstanding                                       17,440        17,340
   Accumulated deficit                                                                       (5,559)       (6,406)
   Accumulated other comprehensive income (loss)                                                (90)           93
                                                                                            -------       -------
      Total Stockholders' Equity                                                             19,455        12,073
                                                                                            -------       -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $68,142       $65,086
                                                                                            =======       =======

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                ADDITIONAL
                                                 PAID-IN                  ACCUMULATED
                                               CAPITAL AND  ACCUMULATED      OTHER          TOTAL
                            COMMON  PREFERRED    WARRANTS     EARNINGS   COMPREHENSIVE  STOCKHOLDERS  COMPREHENSIVE
                             STOCK    STOCK    OUTSTANDING   (DEFICIT)       INCOME        EQUITY         INCOME
                            ------  ---------  -----------  -----------  -------------  ------------  -------------
BALANCE AT AUGUST 31, 2005  $1,046    $   --     $17,340      $(6,406)       $  93        $12,073
                            ======    ======     =======      =======        =====        =======
Issuance of 66,180
   shares of preferred
   stock                        --     6,618          --           --           --          6,618         $  --
Purchase accounting
   adjustment                   --        --         100           --           --            100            --
Net income                      --        --          --          847           --            847           847
Translation adjustments,
   net of tax                   --        --          --           --          (41)           (41)          (41)
Unrealized investments
   gains (losses), net of
   tax                          --        --          --           --         (142)          (142)         (142)
                            ------    ------     -------      -------        -----        -------         -----
Total comprehensive income      --        --          --           --           --             --         $ 664
                            ------    ------     -------      -------        -----        -------         =====
BALANCE AT NOVEMBER 30,
   2005                     $1,046    $6,618     $17,440      $(5,559)       $ (90)       $19,455
                            ======    ======     =======      =======        =====        =======

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                        ---------------------------
                                                                                        NOVEMBER 30,   NOVEMBER 30,
                                                                                            2005           2004
                                                                                        ------------   ------------
OPERATING ACTIVITIES
   Net Income                                                                             $   847        $   703
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                                              481            377
   Loss on sale of investments                                                                 --             29
   (Increase) decrease in certain operating assets:
      Restricted cash                                                                          (5)            --
      Accounts receivable                                                                  (1,757)        (1,357)
      Costs and estimated earnings in excess of billings on uncompleted contracts          (1,162)          (110)
      Inventory                                                                               697            828
      Other current assets                                                                    753            160
      Other long term assets                                                                 (146)             2
   Increase (decrease) in certain operating liabilities:
      Accounts payable                                                                        395            278
      Health and workers' compensation reserves                                               (62)             6
      Billings in excess of costs and estimated earnings on uncompleted contracts             239           (247)
      Accrued expenses and other current liabilities                                       (1,230)           (37)
      Due to related party                                                                     --             55
                                                                                          -------        -------
         Net Cash Provided by (Used in) Operating Activities                                 (950)           687

INVESTING ACTIVITIES
   Capital expenditures                                                                      (644)          (183)
   Purchases of available for sale securities                                                 (11)           (39)
   Acquisition of productive assets and businesses, net of cash received                     (262)          (465)
                                                                                          -------        -------
         Net Cash Used in Investing Activities                                               (917)          (687)

FINANCING ACTIVITIES
   Proceeds from convertible debentures                                                     6,808             --
   Borrowings on available for sale investment account                                        800             --
   Net borrowings (payments) under line of credit                                          (3,953)         1,544
   Payments on long-term debt                                                                (763)          (653)
                                                                                          -------        -------
         Net Cash Provided by Financing Activities                                          2,892            891
         Effect of exchange rate changes on cash                                              (41)            65
                                                                                          -------        -------
NET INCREASE IN CASH AND EQUIVALENTS                                                          984            956

CASH AND EQUIVALENTS
   Beginning of Period                                                                      3,787          3,527
                                                                                          -------        -------
   End of Period                                                                          $ 4,771        $ 4,483
                                                                                          =======        =======

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                        ---------------------------
                                                                                        NOVEMBER 30,   NOVEMBER 30,
                                                                                            2005           2004
                                                                                        ------------   ------------
SUPPLEMENTAL DISCLOSURES
   Interest paid                                                                           $  798          $205
                                                                                           ======          ====
   Taxes paid                                                                              $   21          $ 64
                                                                                           ======          ====
   Non-cash investing and financing activities
      Issuance of preferred stock for debt extinguishment                                  $6,618          $ --
      Issuance of warrants in connection with loan refinancing                                266            --
                                                                                           ------          ----
                                                                                           $6,884          $ --
                                                                                           ======          ====
   Acquisition of Audio Video Revolution, Inc.
      Fair value of assets acquired                                                        $  262
      Cash paid                                                                               262
                                                                                           ------
      Liabilities recorded                                                                 $   --
                                                                                           ======

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

              FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
                             EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2005 Annual Report on Form 10-KSB filed by Fortune Diversified Industries, Inc. (together with its subsidiaries, the "Company"). The accompanying unaudited consolidated financial statements have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The operating results for the three-month period ended November 30, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Nature of Business: Fortune Diversified Industries, Inc. is a holding company headquartered in Indianapolis, Indiana. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and its subsidiaries unless the context otherwise requires. The Company conducts its business directly and through its wholly-owned subsidiaries.

The Company's current operating focus is achieved through its following thirteen subsidiaries (grouped by segment):

     - Wireless Infrastructure

          James H. Drew Corp. (JH Drew); PDH, Inc. (PDH); Magtech Services, Inc. (Magtech); Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Innovative Telecommunications Consultants, Inc. (ITC); Telecom Technology Corp. (TTC); StarQuest Wireless Services, Inc. (StarQuest); and Fortune Wireless, Inc ("Fortune Wireless")

     - Manufacturing and Distribution

          Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); and Commercial Solutions, Inc. (Commercial Solutions)

     - Business Solutions

          Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"); and CSM, Inc. (CSM)

The Wireless Infrastructure segment is composed of businesses that provide wireless services and products. PDH, Magtech, ITC, and StarQuest generate revenues from providing wireless services while JH Drew and Cornerstone Construction generate revenue from providing wireless products. TTC generates revenues from providing both wireless services and products. Additionally, Fortune Wireless, Inc. is a direct subsidiary of the holding company and the owner of the stock of certain entities comprising the Wireless Infrastructure segment.

Effective September 1, 2005, the Company is no longer eligible as a small business reporter on Form 10-QSB under Regulation S-B but is subject to the reporting requirements on Form 10-Q under Regulation S-K.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Fortune Diversified Industries, Inc. and its wholly-owned subsidiaries. Nor-Cote contains foreign subsidiaries from the United Kingdom and Singapore, which have been eliminated in consolidation at the Nor-Cote subsidiary level. All significant inter-company accounts and transactions of the Company have been eliminated.

Foreign Currency Translation: Assets and liabilities of the foreign subsidiaries of the Company's wholly owned Nor-Cote subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of the period. Revenue and expense accounts are translated at a weighted-average of exchange rates in effect during the year. Translation adjustments that arise from translating the subsidiaries financial statements from local currency to U.S. dollars are accumulated and presented, net of tax, as a separate component of stockholders' equity.

Comprehensive Income (Loss): Comprehensive income (loss) refers to the change in an entity's equity during a period resulting from all transactions and events other than capital contributed by and distributions to the entity's owners. For the Company, comprehensive income (loss) is equal to net income plus the change in unrealized gains or losses on investments and the change in foreign currency translation adjustments. The Company has elected to report comprehensive income
(loss) in the consolidated statements of stockholders' equity.

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

Revenue and Cost Recognition: In the Wireless Infrastructure segment, PDH, ITC, and Magtech enter into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within six months. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached. Additionally, in the Wireless Infrastructure segment, Cornerstone Construction and JH Drew recognize revenue using the percentage of completion method on contracts in process. Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated cost of the contract. The estimated total cost of a contract is based upon management's best estimate of the remaining costs that will be required to complete a project. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs and estimated earnings in excess of billings on uncompleted contracts are shown as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are shown as a current liability. Anticipated losses on contracts, if any, are recognized when they become evident. TTC and StarQuest recognize revenue when product is shipped and installation is complete.

In the Manufacturing and Distribution segment, revenue from the sale of products at Nor-Cote, Kingston, and Commercial Solutions is recognized according to the terms of the sales arrangement, which is generally upon shipment. Revenues are recognized, net of estimated costs of returns, allowances and sales incentives, title and principal ownership transfers to the customer, which is generally when products are shipped to customers. Products are generally sold on open account under credit terms customary to the geographic region of distribution. Ongoing credit evaluations are performed on customers and the Company does not generally require collateral to secure accounts receivable.

In the Business Solutions segment, PSM and CSM, licensed Professional Employer Organizations (PEO's), bill clients under their Professional Services Agreement, which includes each worksite employee's gross wages, plus additional charges for employment related taxes, benefits, workers' compensation insurance, administrative and record keeping, as well as safety, human resources, and regulatory compliance consultation. All wages, taxes and insurance coverage are provided under PSM's and CSM's federal, state, and local or vendor identification numbers. No identification or recognition is given to the client when these monies are remitted or calculations are reported. All calculations or amounts PSM and CSM owe the government and its employment insurance vendors are based on the experience levels and activity of PSM and CSM with no consideration to client detail. There is no direct relationship between what PSM and CSM pay versus what is billed to a client. PSM and CSM bill the client their worksite employees' gross wages plus an overall service fee that includes all components of employment related taxes, employment benefits insurance, and administration of those items. This service fee is intended to cover PSM's and CSM's cost of those items and yield a profit to PSM and CSM. What is paid to the government and vendors is different than what is charged to the client due to the different methods of calculation as to what PSM and CSM owe those entities versus what the client is charged. The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience. All charges by PSM and CSM are invoiced along with each periodic payroll delivered to the client.

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

PSM and CSM account for their revenues using the accrual method of accounting. Under the accrual method of accounting, revenues are recognized in the period in which the worksite employee performs work. PSM and CSM accrue revenues for service fees, health and welfare benefit plan fees, workers' compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. PSM and CSM accrue unbilled receivables for payroll taxes, service fees, health and welfare benefits plan fees, workers' compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related service fees are billed.

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

Cash and Equivalents: Cash and equivalents may include money market fund shares, bank time deposits, certificates of deposits, and other instruments with original maturities of three months or less.

Marketable Securities: Marketable securities include common stocks classified as "available for sale" in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair value based on current market quotations. Unrealized holding gains and losses, net of tax, are not included in "net income," but are accounted for as "other comprehensive income" and reflected as a separate component of the change in stockholders' equity. The cost of securities used to compute realized gains and losses is based on specifically identified securities. The fair value of investment securities is determined by currently available market prices. Dividends on marketable equity securities are recognized in income when declared.

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

Property, Equipment, and Depreciation: Property and equipment are carried at cost and includes expenditures for new additions and those which substantially increase the useful lives of existing assets. Depreciation is computed at various rates by use of the straight-line method and certain accelerated methods, depending on the entity. Depreciable lives generally range from 3 to 30 years.

Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property or equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts in the year of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement asset.

Goodwill and Other Indefinite-Lived Intangible Assets: The Company accounts for goodwill and other indefinite-lived intangible assets under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indeterminate lives are assessed for impairment at least as often as annually and as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of both goodwill and other intangible assets impairment. Since management's judgment is involved in performing goodwill and other intangible assets valuation analyses, there is risk that the carrying value of the goodwill and other intangible assets may be overstated or understated.

The Company has elected to perform the annual impairment test of recorded goodwill and other indefinite-lived intangible assets as required by SFAS 142 as of the end of fiscal fourth quarter. The results of this annual impairment test indicated that the fair value of each of the reporting units as of August 31, 2005, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill and other intangible assets were not subject to impairment. The required annual impairment test may result in future periodic write-downs.

Long-lived Assets: The Company evaluates the carrying value of long-lived assets, primarily property, plant and equipment and other intangible assets, whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. If such indicators of impairment are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. The fair value of the asset then becomes the asset's new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. Fair value is determined by discounted future cash flows, appraisals or other methods.

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

Stock-based Compensation: As allowed by SFAS Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" (FAS 148), which amends SFAS Statement No. 123, "Accounting for Stock Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure (SFAS No. 148). The Company accounts for stock awards to non-employees in accordance with the provisions of FAS 123 and FAS 148, and Emerging Issues Task Force Consensus No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18). Under FAS 123, FAS 148, and EITF 96-18, stock awards issued to non-employees are accounted for at their deemed fair value based on independent valuations or by using an option-pricing model, as appropriate.

In December 2004, the FASB issued Statement No. 123R (FAS 123R), "Share-Based Payment," a revision of FAS 123. FAS 123R requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights granted pursuant to certain employee stock purchase plans, using a fair-value based method and the recording of such expense in our Consolidated Statements of Operations. The accounting provisions of FAS 123R for the Company are effective, and will be adopted, beginning September 1, 2006, the beginning of the next fiscal year. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. FAS 123R provides two alternatives for adoption: (1) a "modified prospective" method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a "modified retrospective" method which follows the approach in the "modified prospective" method, but also permits entities to restate prior periods to record compensation cost calculated under FAS 123 for the pro forma disclosure. The Company has not yet determined which method of adoption it will apply.

The adoption of FAS 123R is expected to have an impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adopting FAS 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. However, had the Company adopted FAS 123R in a prior period, the impact would approximate the impact of FAS 123, using the Black-Scholes model. FAS 123R also requires tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, in the Consolidated Statements of Cash Flows. Excess tax deductions for future periods cannot be accurately estimated at this time, as they depend on the timing of stock option exercises and the Company's share price on the exercise date.

Income per Common Share: Income per common share has been computed in accordance with SFAS No. 128, "Earnings per Share." Under SFAS No. 128, basic income per common share is computed based on net income applicable to common stock divided by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed based on net income applicable to common stock divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive common stock equivalents.

All references in the form 10-Q consolidated financial statements and notes to the consolidated financial statements related to share amounts, per share amounts and average shares outstanding have been adjusted retroactively to reflect the 1-for-10 stock split of the Company's common stock effective June 2, 2005.

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

Research and Development Costs: Research and development costs are expensed as incurred and totaled $115 and $120 for the three month periods ended November 30, 2005 and 2004, respectively. Research and development expense is recorded in the Company's Nor-Cote subsidiary.

Warrants Issued With Convertible Debt: The Company has issued and anticipates issuing warrants along with debt and equity instruments to third parties. These issuances are recorded based on the fair value of these instruments. Warrants and equity instruments require valuation using the Black Scholes model and other techniques, as applicable, and consideration of various assumptions including but not limited to the volatility of the Company's stock, risk free rates and the expected lives of these equity instruments.

Debt and equity issuances may have features which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the case of preferred stock instruments. No issuances have beneficial conversion terms as of November 30, 2005.

Self Insurance: The Company's Nor-Cote subsidiary has elected to act as a self-insurer for certain costs related to employee health and accident benefit programs. Costs resulting from non-insured losses are estimated and charged to income when incurred. The Company has purchased insurance which limits its annual exposure for individual claims to $40 and which limits its aggregate annual exposure to approximately $460.

The Company's PSM subsidiary has elected to enter into a partially self-funded arrangement related to worksite employees' health and accident benefit programs. Under the insurance policy, PSM's self-funded liability is limited to $180 per employee, with an aggregate liability limit of approximately $11,110. The liability limits are adjusted monthly, based on the number of participants.

The Company's PSM and CSM subsidiaries have elected to enter into a loss-sensitive workers' compensation insurance program. Under the insurance policy, PSM and CSM's self funded liability is limited to $200 per employee, with an aggregate liability limit of approximately $1,100.

NOTE 2 - ACQUISITIONS AND PRO FORMA INFORMATION

During the quarter ended November 30, 2005, the Company had the following acquisition:

AUDIO VIDEO REVOLUTION, INC.

The Company's TTC subsidiary acquired certain assets and assumed certain liabilities of Audio Video Revolution, Inc. ("Audio Video") through an asset purchase agreement entered into as of November 14, 2005 by and among Audio Video, an Indiana corporation, George Summers, Gilbert Pritt, and TTC. Purchased assets in the agreement include, at a minimum, goodwill, proprietary property and products, furniture, equipment, machinery and other intellectual property. TTC's acquisition of Audio Video enabled TTC to offer a wider range of design, engineering and installation of structured cabling systems for the residential and commercial marketplace.

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of Audio Video at the acquisition date:

Inventory, net                                                                                                 $ 13
Property, Plant and equipment, net                                                                               59
Goodwill                                                                                                        190
                                                                                                               ----
                                                                                                               $262
                                                                                                               ====

Cash consideration                                                                                             $262
                                                                                                               ----
                                                                                                               $262
                                                                                                               ====

PRO FORMA RESULTS

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the Audio Video, Ink Source, Magtech, EI Solution, and CSM acquisitions had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future.

                                                                                             Three Months Ended
                                                                                        ---------------------------
                                                                                        November 30,   November 30,
                                                                                            2005           2004
                                                                                        ------------   ------------
Net revenue                                                                             $    36,443    $    29,122
Cost of revenues                                                                             29,205         23,719
                                                                                        -----------    -----------
Gross profit                                                                                  7,238          5,403

Operating expenses                                                                            5,938          4,628
                                                                                        -----------    -----------
Operating income                                                                              1,301            775

Other income (expense)                                                                         (432)          (242)
                                                                                        -----------    -----------
Net income before provision for income taxes                                                    868            533

Provision for income taxes                                                                       21             64
                                                                                        -----------    -----------
Net income                                                                              $       847    $       469
                                                                                        ===========    ===========
Basic income per common share                                                           $      0.08    $      0.04
                                                                                        ===========    ===========

Diluted income per common share                                                         $      0.08    $      0.04
                                                                                        ===========    ===========
Basic weighted average number of common shares outstanding                               10,559,843     10,559,843
                                                                                        ===========    ===========
Diluted weighted average number of common shares outstanding                             10,726,256     10,726,256
                                                                                        ===========    ===========

NOTE 3 - ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Accounts receivable and contracts receivable include the following:

                                                                                          November 30,   August 31,
                                                                                              2005          2005
                                                                                           (Unaudited)    (Audited)
                                                                                          ------------   ----------
Amounts currently due                                                                       $17,290       $16,178
Contracts in process
   Progress billing                                                                           5,591         5,075
   Retainages                                                                                 1,855         1,752
                                                                                            -------       -------
                                                                                             24,736        23,005

Less allowance for doubtful accounts                                                         (1,486)       (1,512)
Less allowance for sales returns                                                               (135)         (135)
                                                                                            -------       -------
                                                                                            $23,115       $21,358
                                                                                            =======       =======
Accounts receivable - long-term                                                             $   600       $   600
                                                                                            =======       =======

NOTE 4 - INVENTORIES

Inventories reflected on the accompanying consolidated balance sheets are summarized as follows:

                                                                                          November 30,   August 31,
                                                                                              2005          2005
                                                                                           (Unaudited)    (Audited)
                                                                                          ------------   ----------
Raw materials                                                                                $  736        $  757
Work-in-process                                                                                  23            39
Finished goods                                                                                7,249         7,896
Less inventory reserve                                                                         (377)         (377)
                                                                                             ------        ------
                                                                                             $7,631        $8,315
                                                                                             ======        ======

NOTE 5 - COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

Information related to contracts in progress is as follows:

                                                                                          November 30,   August 31,
                                                                                              2005          2005
                                                                                           (Unaudited)    (Audited)
                                                                                          ------------   ----------
Costs incurred on uncompleted contracts                                                     $ 28,075      $ 25,744
Estimated earnings recognized to date on uncompleted contracts                                 6,886         5,412
                                                                                            --------      --------
                                                                                              34,961        31,156

Less billings on uncompleted contracts                                                       (33,458)      (30,576)
                                                                                            --------      --------
                                                                                            $  1,503      $    580
                                                                                            ========      ========

The net amount is included in the accompanying consolidated balance sheets under the following captions:

                                                                                          November 30,   August 31,
                                                                                              2005          2005
                                                                                           (Unaudited)    (Audited)
                                                                                          ------------   ----------
Costs and estimated earnings in excess of billings on uncompleted contracts                  $3,843        $2,681
Billings in excess of costs and estimated earnings on uncompleted contracts                   2,340         2,101
                                                                                             ------        ------
                                                                                             $1,503        $  580
                                                                                             ======        ======

NOTE 6 - INVESTMENTS IN MARKETABLE EQUITY SECURITIES

The amortized cost and approximate fair values of available-for-sale securities held are as follows:

                                                                                          November 30,   August 31,
                                                                                              2005          2005
                                                                                           (Unaudited)    (Audited)
                                                                                          ------------   ----------
Amortized cost                                                                               $2,247        $2,221
Borrowings on investments                                                                      (800)           --
Net unrealized loss                                                                            (142)          (22)
                                                                                             ------        ------
Estimated fair value                                                                         $1,305        $2,199
                                                                                             ======        ======

At November 30, 2005, the Company borrowed $800 under terms of the investment account. The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax asset or accumulated other comprehensive income. There were no realized gains or losses from the sale of available-for-sale securities for the three months ended November 30, 2005. There was ($29) of realized losses for the three months ended November 30, 2004.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including capital leases, are comprised of the following:

                                                                                          November 30,   August 31,
                                                                                              2005          2005
                                                                                           (Unaudited)    (Audited)
                                                                                          ------------   ----------
Land and building                                                                           $  1,951      $  1,951
Machinery and equipment                                                                        5,872         5,615
Research equipment                                                                               385           420
Office equipment                                                                               4,426         4,131
Vehicles                                                                                       2,992         3,067
Leasehold improvements                                                                           290           145
                                                                                            --------      --------
                                                                                              15,916        15,329

Less accumulated depreciation                                                                (10,568)      (10,265)
                                                                                            --------      --------
                                                                                            $  5,348      $  5,064
                                                                                            ========      ========

The provision for depreciation amounted to $326 and $281 for the three month periods ended November 30, 2005 and 2004, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as recorded under SFAS 142, are as follows:

                                                  BUSINESS   MANUFACTURING AND      WIRELESS      HOLDING   SEGMENT
                                                 SOLUTIONS      DISTRIBUTION     INFRASTRUCTURE   COMPANY    TOTALS
                                                 ---------   -----------------   --------------   -------   -------
Goodwill at August 31, 2005                        $4,287          $5,970            $1,423         $--     $11,680
Goodwill Acquired                                      --              --               190          --         190
Goodwill Adjustment                                    56              --                --          --          56
Impairment losses                                      --              --                --          --          --
                                                   ------          ------            ------         ---     -------
Goodwill at November 30, 2005                      $4,343          $5,970            $1,613         $--     $11,926
                                                   ======          ======            ======         ===     =======

The total amount of goodwill that is deductible for tax purposes is $2,029 and $1,839 at November 30, 2005 and August 31, 2005, respectively.

The following table sets forth the gross carrying amount and accumulated amortization of the Company's intangible assets:

                                                   AT NOVEMBER 30, 2005                  AT AUGUST 31, 2005
                                            ----------------------------------   ----------------------------------
                                                                      WEIGHTED                             WEIGHTED
                                              GROSS                    AVERAGE     GROSS                    AVERAGE
                                            CARRYING    ACCUMULATED     AMORT    CARRYING    ACCUMULATED     AMORT
                                             AMOUNT    AMORTIZATION    PERIOD     AMOUNT    AMORTIZATION    PERIOD
                                            --------   ------------   --------   --------   ------------   --------
Customer relationships                       $3,222        $431        10 YRS     $3,222        $352        10 YRS
Non-compete                                   1,229         284         5 YRS      1,229         222         5 YRS
Non-compete                                     100          53         3 YRS        100          44         3 YRS
Non-compete                                     200          23        10 YRS        200          18        10 YRS
                                             ------        ----        ------     ------        ----        ------
   Intangible assets subject to
      amortization                            4,751         791         8 YRS      4,751         636         8 YRS
Tradename                                       590          --            --        590          --            --
                                             ------        ----        ------     ------        ----        ------
   Intangible assets not subject to
      amortization                              590          --            --        590          --            --

Total                                        $5,341        $791         8 YRS     $5,341        $636         8 YRS
                                             ======        ====        ======     ======        ====        ======

Intangible asset amortization expense is $155 and $96 for the three month periods ended November 30, 2005 and 2004, respectively, which includes $4 and $5 of amortization related to loan origination fees, respectively.

Amortization expense on intangible assets currently owned by the Company at November 30, 2005 for each of the next five fiscal years is as follows:

2006                                                                                                         $  621
2007                                                                                                            602
2008                                                                                                            575
2009                                                                                                            508
2010                                                                                                            398
2011 and thereafter                                                                                           1,256
                                                                                                             ------
Total                                                                                                        $3,960
                                                                                                             ======

NOTE 9 - LINES OF CREDIT AND DEBT ARRANGEMENTS

LINES OF CREDIT

The Company has a $20,000 line of credit facility available through February 28, 2006. Interest on the line is charged at 0.5% less than the credit facility's Prime Rate as defined therein. Outstanding borrowings amounted to $15,045 and $18,998 at November 30, 2005 and August 31, 2005, respectively.

Covenants under the line of credit require the Company to maintain a specified tangible net worth position and certain other financial ratios. The line of credit is secured by substantially all assets of the Company and personal guarantees of the Company's majority stockholder and the Company's Chief Executive Officer. As of November 30, 2005, the Company was not in compliance with certain covenants; however, the bank has granted a waiver of default remedies with respect to noncompliance as a result of guarantees executed by certain stockholders of the Company.

Total unused lines of credit amounted to $4,955 at November 30, 2005 and $384 at August 31, 2005.

LONG-TERM DEBT ARRANGEMENTS

Long-term debt consisted of the following:

                                                                                           Unaudited      Audited
                                                                                          November 30,   August 31,
Description of Debt Outstanding:                                                              2005          2005
--------------------------------                                                          ------------   ----------
Notes payable to financial institutions:

   Due in monthly installment of $40 plus interest at .5% less than the credit facility's Prime Rate through maturity date, July 15, 2009. The loan is secured by the business assets of the Company, with a second lien on assets pledged by a
   stockholder.                                                                             $ 1,800       $ 1,920

   Due in monthly installment of $33 plus interest at .5% less than the credit facility's Prime Rate through maturity date, July 15, 2009. The loan is secured by the business assets of the Company, with a second lien on assets pledged by a
   stockholder.                                                                               1,467         1,567

   Due in monthly installment of $33 plus interest at .5% less than the credit facility's Prime Rate through maturity date, April 30, 2009. The loan is secured by the business assets of the Company, with a second lien on assets pledged by a
   stockholder.                                                                               1,336         1,466

   Due in monthly installment of $55 plus interest at .5% less than the credit facility's Prime Rate through maturity date, April 30, 2007. The loan is secured by the business assets of the Company, with a second lien on assets pledged by a
   stockholder.                                                                                 990         1,210

   Due in monthly installment of $50 plus interest at .5% less than the credit facility's Prime Rate through maturity date, April 30, 2007. The loan is secured by the business assets of the Company, with a second lien on assets pledged by a
   stockholder.                                                                                 800           950

   Due in monthly installments of $6, including interest at ranges from 4.9% to 9.03%
   through April 2010. The loan is secured by vehicles and equipment.                           212           233

Convertible Term Note:

   Due in monthly installment of $227 plus interest at the Prime Rate plus 3.0%
   (subject to adjustments as described below) through maturity date, November 21,
   2008. The loan is guaranteed by two stockholders.                                          7,500            --

Debt with stockholder:

   Due in monthly installments of $3 including interest at 4.00% through September
   2008. The loan is secured by vehicles and equipment.                                          85            94

Capital Leases:

   Due in monthly installments of $4 including interest at ranges from 2.3% to 11.6%
   through June 2010. The loan is secured by computers and equipment.                           120           133
                                                                                            -------       -------
Total Debt                                                                                   14,310         7,573

   Less current maturities                                                                   (2,663)       (2,675)
                                                                                            -------       -------
Long-term portion of outstanding debt                                                       $11,647       $(4,898)
                                                                                            =======       =======

Principal payments due on long-term debt outstanding (including convertible term note) at November 30, 2005 are approximately as follows:

2006                                                                                                        $ 2,663
2007                                                                                                          3,281
2008                                                                                                          4,082
2009                                                                                                          4,253
2010                                                                                                             31
                                                                                                            -------
                                                                                                            $14,310
                                                                                                            =======

Cancellation of Line of Credit

As described in Note 10, on November 30, 2005, the Company issued 66,180 shares of $0.10 par value preferred stock to the majority stockholder of the Company as consideration for cancellation of certain debt obligations owed by the Company under a Line of Credit Promissory Note dated May 25, 2005. A total of $6,618 of debt was retired under the Agreement.

Convertible Term Note

On November 21, 2005 the Company issued a convertible term note (the "Note") payable to an unrelated party, Laurus Master Fund, Ltd. ("Laurus"), in the principal amount of $7,500. The Note has a term of three years and is convertible into the Company's common stock at an exercise price of $5.50 per share subject to certain adjustments contained in the Note. Principal payments are payable monthly at $227 beginning March 1, 2006. Interest is payable monthly in arrears beginning January 1, 2006 at prime plus 3.0% subject to a floor of 9.5%. This interest rate is subject to adjustments as later described and as fully set forth in the Note. Additionally, the Company issued a warrant to Laurus (the "Warrant") to purchase up to an aggregate of 272,727 shares of the Company's common stock and the Company also anticipates issuing a warrant exercisable for shares of the Company's common stock to CB Capital Partners, Inc. ("CB Capital"), a financial advisor, the terms of which have yet to be finalized. The Warrant has a term of five years and an exercise price of $6.60 per share. The Company intends to use the proceeds from the offering of the Note and the Warrant for general working capital purposes. The Note is guaranteed by two of the Company's majority stockholders.

Subject to the terms of the Note, the monthly principal and interest payments are payable in shares of the Company's common stock if certain criteria are met, as follows:

- the average closing price of the Company's common stock as reported by Bloomberg, L.P. for the five trading days immediately preceding the repayment date is greater than or equal to 109% of the conversion price of the Note, set in the Note at $5.50 per share (based upon the conversion price of $5.50, the average closing price required would be $6.00);

- the total value of the shares converted cannot exceed 25% of the aggregate dollar trading volume of the Company's common stock for the previous twenty two trading days;

- there must be an effective registration statement covering the shares of the Company's common stock into which the principal and interest under the Note are convertible or an exemption from registration for resale must be available pursuant to Rule 144 of the Securities Act; and

- there must be no event of default existing under the Note that has not been cured or is otherwise waived in writing by Laurus at Laurus' option.

If the above criteria are not met with respect to a portion or all of the Company's monthly repayment obligations, then the Company must pay that portion or all of the monthly principal payment in cash at a rate of 102% of the respective monthly amortization amounts. The Company shall have the option to postpone payment of any 12 principal payments due. These deferred principal amounts shall be due and payable, at the Company's option, on any subsequent payment date or on the maturity date of the Note.

The Company may prepay the Note at any time by paying 130% of the principal amount then outstanding, together with accrued but unpaid interest thereon. Upon an event of default under the Note, Laurus may demand repayment in full at a rate of 105% of the outstanding principal and interest amount of the Note. If the Note remains outstanding after an event of default that is not cured, the interest rate increases an additional 1.0% per month. Events of default include:

     -    a failure to make payments under the Note when due;

     -    a material breach of the transaction documents by the Company;

     -    bankruptcy related events;

     -    a change of control transaction without prior approval; and

     - events of default under certain other agreements to which the Company is a party.

On a month-by-month basis, if the Company registers the shares of common stock issuable upon conversion of the Note and upon exercise of the Warrant on a registration statement declared effective by the SEC, the interest rate on the
Note is subject to reduction by 2% for every 25% increase in the market price of the Company's common stock above the fixed conversion price of the Note, but in no event shall the interest rate be less than 0%.

Laurus also has the option to convert all or a portion of the Note into shares of the Company's common stock at any time, at an initial fixed conversion price of $5.50 per share, subject to limitations and adjustment as described below. The Note is currently convertible into 1,363,636 shares of the Company's common stock, excluding the conversion of any accrued interest. The conversion price is adjustable on a weighted average basis upon certain future issuances of securities by the Company at a price less than the conversion price then in effect. There are a number of limitations on Laurus' ability to convert the Note and exercise the Warrant. These limitations include:

- Laurus may not convert the Note or exercise the Warrant for a number of shares that would cause all shares then held by Laurus to exceed 4.99% of the Company's outstanding shares of common stock unless there has been an event of default or Laurus provides us with seventy-five days prior notice, or if the Company receives a Notice of Redemption from Laurus triggered by the Company's attempt to pre-pay the Note, in which case the number of shares of common stock beneficially owned by Laurus shall at no time exceed 19.99% of the outstanding shares of common stock.

- Laurus agreed that it would not acquire in aggregate more than 2,108,764 shares of common stock at a weighted average conversion or exercise price below $4.95 per share through the conversion of the Note or the Warrant or through any agreement related thereto unless the Company's stockholders approved such issuance.

Subject to prior satisfaction of the conversion of amounts due and subject to certain other restrictions set fourth in the Note, if (i) the average closing price of common stock as reported by Bloomberg, L.P. for five consecutive trading days in any calendar month shall be greater than or equal to 200% of the conversion price, then Laurus shall convert on each such occurrence (limited to once per calendar month), such principal amount of the Note as does not exceed 25% of the aggregate dollar trading volume of the common stock for the period of twenty-two trading days immediately preceding such date less any amounts previously converted.

The Warrant has been recorded at fair value and classified as a liability. Any discount accretion is considered immaterial based on the Black-Scholes model. The Company recorded $778 for debt issue costs, including $293 paid to affiliates of Laurus, $475 to CB Capital, and $10 for legal and professional fees. The debt issue costs are included in other assets in the accompanying consolidated balance sheet as of November 30, 2005.

The Company is obligated to file a registration statement registering the resale of shares of the Company's common stock issuable upon conversion of the Note and exercise of the Warrant no later than thirty days after the effective date of the Note and to have such registration statement declared effective by the SEC no later than one hundred twenty days after the effective date. As of the date of this filing, the shares underlying the Note and Warrant are expected to be registered within the agreement's terms as such filing and effective dates have been mutually extended by the parties. If the registration statement is suspended other than as permitted in the Registration Rights Agreement, or if the Company's common stock is not listed for five consecutive trading days subject to an applicable cure provision, the Company is obligated to pay Laurus an additional 2% of 1/30th of the outstanding principal balance for each day the Company is not in compliance with the terms.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock

During the fiscal year ended August 31, 2005, the Company declared a 1-for-10 stock split to stockholders of record, effective June 2, 2005. The following are the details of the Company's common stock as of November 30, 2005 and August 31, 2005:

                                                                                    Number of Shares
                                                                    -----------------------------------------------
                                                                     Authorized     Issued     Outstanding   Amount
                                                                    -----------   ----------   -----------   ------
November 30, 2005 (Unaudited)
Common stock, $0.10 par value                                       150,000,000   10,559,843    10,559,843   $1,046
                                                                                                             ======
August 31, 2005 (Audited)
Common stock, $0.10 par value                                       150,000,000   10,559,843    10,559,843   $1,046
                                                                                                             ======

As discussed in Note 9 above, a warrant was issued on November 21, 2005 entitling the holder thereof to purchase, at any time through November 20, 2010, 272,727 shares of the Company's common stock at a price of $6.60 per share. As of November 30, 2005, this warrant has not been exercised.

Preferred Stock

The following are the details of the Company's non-voting preferred stock as of November 30, 2005 and August 31, 2005:

                                                                                         Number of Shares
                                                                         ------------------------------------------
                                                                         Authorized   Issued   Outstanding   Amount
                                                                         ----------   ------   -----------   ------
November 30, 2005 (Unaudited)
Preferred stock, $0.10 par value                                          1,000,000   66,180      66,180     $6,618
                                                                                                             ======
August 31, 2005 (Audited)
Preferred stock, $0.10 par value                                          1,000,000       --          --     $   --
                                                                                                             ======

On November 30, 2005, the Company issued 66,180 shares of $0.10 par value non-voting preferred stock to a majority stockholder of the Company as consideration for cancellation of certain debt obligations owed by the Company under a Line of Credit Promissory Note dated May 25, 2005. The shares are subject to restrictions set forth in the "Debt Retirement Agreement." The shares issued are single class and shall pay an annual cash dividend of $7.50 per share, paid monthly beginning on January 1, 2006. The shares are not convertible to common stock.

NOTE 11 - INCOME TAXES

The reconciliation for 2006 and 2005 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income rate is as follows:

                                                                                            Unaudited      Audited
                                                                                          November 30,   August 31,
                                                                                              2005          2005
                                                                                          ------------   ----------
Tax at U.S. Federal statutory rate                                                            34.0%         34.0%
State and local taxes, net of federal benefit                                                  5.6           5.6
Other                                                                                           --            --
Change in valuation allowance                                                                (39.6)        (39.6)
                                                                                             -----         -----
                                                                                               0.0%           --
                                                                                             =====         =====

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows:

                                                                                            Unaudited      Audited
                                                                                          November 30,   August 31,
                                                                                              2005          2005
                                                                                          ------------   ----------
Current:
   Federal                                                                                   $ 404         $ (41)
   State                                                                                        88            72
                                                                                             -----         -----
                                                                                               492            31
                                                                                             -----         -----
Deferred:
   Federal                                                                                      11          (567)
   State                                                                                         2          (318)
                                                                                             -----         -----
                                                                                                13          (854)
Change in valuation allowance                                                                 (484)          936
                                                                                             -----         -----
Net income tax (benefit)                                                                     $  21         $  82
                                                                                             =====         =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

                                                                                            Unaudited      Audited
                                                                                          November 30,   August 31,
                                                                                              2005          2005
                                                                                          ------------   ----------
   Deferred Tax Assets:
Current:
   Allowances for doubtful accounts and inventory                                           $   827       $   850
   Accrued liabilities and other                                                                537           524
Noncurrent:
   Amortization of covenants                                                                    294           304
   Depreciation                                                                                 (84)          (91)
   Net operating losses and other carryforwards                                               1,987         2,458
                                                                                            -------       -------
   Valuation allowance                                                                        3,561         4,045
                                                                                             (2,547)       (3,031)
                                                                                            -------       -------
                                                                                            $ 1,014       $ 1,014
                                                                                            =======       =======

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, at November 30, 2005, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $2,547 valuation allowance at November 30, 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $484. At November 30, 2005 the Company has federal net operating loss carryforwards of $3,358 which expire between 2020 and 2023. The state tax operating loss carryforwards were $5,917. The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period. The Company's capital loss carryforward is $933, which expires in the fiscal year ending August 31, 2007. The Company also incurred net operating losses related to European operations that can be carried forward indefinitely.

NOTE 12 - PER SHARE DATA

The following presents the computation of basic income per common share and diluted income per common share:

                                                                                             THREE MONTHS ENDED
                                                                                        ---------------------------
                                                                                        NOVEMBER 30,   NOVEMBER 30,
                                                                                            2005           2004
                                                                                         (UNAUDITED)   (UNAUDITED)
                                                                                        ------------   ------------
Net Income                                                                               $       847    $       703
                                                                                         ===========    ===========
Basic Income Per Common Share                                                            $      0.08    $      0.07
                                                                                         ===========    ===========
Diluted Income Per Common Share:                                                         $      0.08    $      0.07
                                                                                         ===========    ===========
Basic weighted average number of common shares outstanding                                10,559,843     10,264,344
                                                                                         ===========    ===========
Diluted weighted average number of common shares outstanding                              10,726,256     10,304,344
                                                                                         ===========    ===========

At November 30, 2005, diluted shares represent 5,000 shares of warrants to a former employee, 1,363,636 shares of the Laurus convertible term note, and 272,727 shares of the Laurus warrant. At November 30, 2004, diluted shares represent 50,000 shares of warrants to a former employee.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company leases a building in Indianapolis, Indiana with a related party. All of the Company's subsidiaries, excluding JH Drew, Nor-Cote, PSM and CSM are located in this facility. The lease agreement includes a five-year term through March 2009 with one option to extend the lease term for a one-year period and provides for a base rent of $42 per month, which is adjusted annually to fair market value. In addition, the Company pays certain expenses including taxes, assessments, maintenance and repairs. The Company recognized rental expense of $152 and $96 for the three months ended November 30, 2005 and 2004, respectively for this facility.

The Company's JH Drew subsidiary leases three buildings in Indiana, Tennessee and Missouri with the same related party. The lease agreement includes a five-year term through April 2009 with one option to extend the lease term for a one-year period and provides for base rent of $15 per month, which is adjusted annually to fair market value. In addition the Company pays certain expenses including taxes, assessments, maintenance and repairs. The Company recognized rental expense of $47 and $45 for the three months ended November 30, 2005 and 2004, respectively for these facilities.

The Company's Nor-Cote subsidiary leases a building in Crawfordsville, Indiana with the same related party. The lease expires in August 2009 with one option to extend the lease term for a one-year period and provides for base rent of $7 per month, which is adjusted annually to fair market value. The Company recognized rental expense of $20 for the three months ended November 30, 2005. As the lease agreement was not entered into until August 2005, no related party rental expense was recognized in the three months ended November 30, 2004.

The Company's PSM subsidiary leases an office building in Richmond, Indiana from a related party. The lease is for a period of five years and expires in May 2008 and provides for base rent of $2 per month with nominal annual increases. The Company recognized rental expense of $9 and $6 for the three months ended November 30, 2005 and 2004, respectively for this facility.

The Company makes principal and interest payments to a stockholder for the purchase of vehicles and equipment. The loans are secured by the assets. The Company recognized interest expense of $1 and $1 for the three months ended November 30, 2005 and 2004, respectively for these assets.

Following is a summary of all related party liabilities included in the consolidated balance sheets at November 30, 2005 and August 31, 2005:

                                                                                          November 30,   August 31,
                                                                                              2005          2005
                                                                                           (Unaudited)    (Audited)
                                                                                          ------------   ----------
Long-term line of credit                                                                      $ --        $(6,618)
Installment notes payable                                                                      (85)           (94)
                                                                                              ----        -------
Net liabilities                                                                               $(85)       $(6,712)
                                                                                              ====        =======

NOTE 14 - SEGMENT INFORMATION

The operations of the Company are organized into the following segments; Wireless Infrastructure, Manufacturing and Distribution, Business Solutions, and holding company. These business segments are consistent with the Company's management of these businesses and its financial reporting structure.

                                                    WIRELESS      MANUFACTURING AND    BUSINESS   HOLDING   SEGMENT
                                                 INFRASTRUCTURE      DISTRIBUTION     SOLUTIONS   COMPANY    TOTALS
                                                 --------------   -----------------   ---------   -------   -------
THREE MONTHS ENDED NOVEMBER 30, 2005
Net revenues                                         $21,070            $5,635          $9,738     $  --    $36,443
Cost of revenues                                      17,996             3,978           7,231        --     29,205
                                                     -------            ------          ------     -----    -------
Gross profit                                           3,074             1,657           2,507        --      7,238
Operating expenses
   Selling, general and administrative                 1,981             1,401           1,381       694    $ 5,457
   Depreciation and amortization                         188               107             153        33        481
                                                     -------            ------          ------     -----    -------
      Total operating expense                          2,169             1,508           1,534       727      5,938
                                                     -------            ------          ------     -----    -------
Segment operating income (loss)                      $   905            $  149          $  973     $(727)   $ 1,300
                                                     =======            ======          ======     =====    =======

                                                    WIRELESS      MANUFACTURING AND    BUSINESS   HOLDING   SEGMENT
                                                 INFRASTRUCTURE      DISTRIBUTION     SOLUTIONS   COMPANY    TOTALS
                                                 --------------   -----------------   ---------   -------   -------
THREE MONTHS ENDED NOVEMBER 30, 2004
Net revenues                                         $14,700           $5,684           $4,664     $  --    $25,048
Cost of revenues                                      12,404            4,094            3,660        --     20,158
                                                     -------           ------           ------     -----    -------
Gross profit                                           2,296            1,590            1,004        --      4,890
Operating expenses
   Selling, general and administrative                   939            1,654              621       339    $ 3,553
   Depreciation and amortization                         182              137               40        18        377
                                                     -------           ------           ------     -----    -------
      Total operating expense                          1,121            1,791              661       357      3,930
                                                     -------           ------           ------     -----    -------
Segment operating income (loss)                      $ 1,175           $ (201)          $  343     $(357)   $   960
                                                     =======           ======           ======     =====    =======

                                                    WIRELESS      MANUFACTURING AND    BUSINESS   HOLDING   SEGMENT
                                                 INFRASTRUCTURE      DISTRIBUTION     SOLUTIONS   COMPANY    TOTALS
                                                 --------------   -----------------   ---------   -------   -------
AS OF NOVEMBER 30, 2005
Cash and equivalents                                $  (550)           $   381         $ 5,060    $ (120)   $ 4,771
Restricted savings account                               --                 --           1,489        --      1,489
Available for sale investments                           --                 --           1,305        --      1,305
Accounts receivable, net                             18,917              3,133           1,065        --     23,115
Costs and estimated earnings in excess
   of billing on uncompleted contracts                3,843                 --              --        --      3,843
Inventory, net                                        3,490              4,130              11        --      7,631
Deferred tax asset                                      281                 --             733        --      1,014
Prepaid expenses and other current asset                557                167             205       108      1,037
Property and equipment, net                           2,272              2,258             328       490      5,348
Goodwill                                              1,612              5,971           4,343        --     11,926
Other intangible assets, net                            180                718           3,652        --      4,550
Accounts receivable - long term                         600                 --              --        --        600
Other long term assets                                   --                 49              27     1,437      1,513
                                                    -------            -------         -------    ------    -------
Total Segment Assets                                $31,202            $16,807         $18,218    $1,915    $68,142
                                                    =======            =======         =======    ======    =======

                                                    WIRELESS      MANUFACTURING AND    BUSINESS   HOLDING   SEGMENT
                                                 INFRASTRUCTURE      DISTRIBUTION     SOLUTIONS   COMPANY    TOTALS
                                                 --------------   -----------------   ---------   -------   -------
AS OF AUGUST 31, 2005
Cash and equivalents                                 $   414           $   399         $ 3,103     $(129)   $ 3,787
Restricted savings account                                --                --           1,484        --      1,484
Available for sale investments                            --                --           2,199        --      2,199
Accounts receivable, net                              16,736             3,315           1,304         3     21,358
Costs and estimated earnings in excess
   of billing on uncompleted contracts                 2,681                --              --        --      2,681
Inventory, net                                         4,180             4,120              15        --      8,315
Deferred tax asset                                       451                --             563        --      1,014
Prepaid expenses and other current asset                 940               198             421       231      1,790
Property and equipment, net                            2,077             2,212             306       469      5,064
Goodwill                                               1,423             5,970           4,287        --     11,680
Other intangible assets, net                             192               740           3,773        --      4,705
Accounts receivable - long term                          600                --              --        --        600
Other long term assets                                    --                55              18       336        409
                                                     -------           -------         -------     -----    -------
Total Segment Assets                                 $29,694           $17,009         $17,473     $ 910    $65,086
                                                     =======           =======         =======     =====    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this report are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences, include, but are not limited to, the risks and uncertainties that are discussed under the heading "Management's Discussion and Analysis or Plan of Operations." The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors disclosed within Form 10-KSB for the year ended August 31, 2005 and the other documents filed by the Company with the Securities and Exchange Commission.

OVERVIEW

Fortune Diversified Industries, Inc. is a holding company headquartered in Indianapolis, Indiana. The term "Company" as used herein refers to Fortune Diversified Industries, Inc. and its subsidiaries unless the context otherwise requires. The Company conducts its business directly and through its wholly-owned subsidiaries.

The Company's current operating focus is achieved through its following thirteen subsidiaries (grouped by segment):

     - Wireless Infrastructure

          James H. Drew Corp. (JH Drew); PDH, Inc. (PDH); Magtech Services, Inc. (Magtech); Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Innovative Telecommunications Consultants, Inc. (ITC); Telecom Technology Corp. (TTC); StarQuest Wireless Services, Inc. (StarQuest); and Fortune Wireless, Inc ("Fortune Wireless")

     - Manufacturing and Distribution

          Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); and Commercial Solutions, Inc. (Commercial Solutions)

     - Business Solutions

          Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"); and CSM, Inc. (CSM)

The Wireless Infrastructure segment is composed of businesses that provide wireless services and products. PDH, Magtech, ITC, and StarQuest generate revenues from providing wireless services while JH Drew and Cornerstone Construction generate revenue from providing wireless products. TTC generates revenues from providing both wireless services and products. Additionally, Fortune Wireless, Inc. is a direct subsidiary of the holding company and the owner of the stock of certain entities comprising the Wireless Infrastructure segment.

Effective September 1, 2005, the Company is no longer eligible as a small business reporter on Form 10-QSB under Regulation S-B but is subject to the reporting requirements on Form 10-Q under Regulation S-K.

WIRELESS INFRASTRUCTURE

The Wireless Infrastructure segment is conducted through the Company's JH Drew, PDH, Magtech, Cornerstone Construction, ITC, TTC, and StarQuest subsidiaries. JH Drew is a specialty contractor in the field of infrastructure, including fiber optics, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel. JH Drew has been operating over fifty years serving contractors and state departments of transportation throughout the Midwestern United States.

PDH offers a full range of network infrastructure and real estate development services to the telecommunications industry and other types of real estate network critical industries. PDH's full service list of network real estate development services includes program management, site acquisition, land use planning, architectural & engineering design, construction management, co-location facilitation, environmental services, lease capitalization, lease renegotiation, site marketing and asset management.

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

Cornerstone Construction offers construction services to the telecommunications industry, primarily developing wireless networks for wireless carriers. Services include program and construction management, electrical, foundation and tower installations, and antennae and line installations.

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

Fortune Wireless, Inc. is a direct subsidiary of the holding company and the owner of the stock of certain entities comprising the Wireless Infrastructure segment.

MANUFACTURING AND DISTRIBUTION

The Manufacturing and Distribution segment is conducted through the Company's Nor-Cote, Kingston, and Commercial Solutions subsidiaries. Nor-Cote is a manufacturer of UV curable screen printing inks. Nor-Cote inks are printed on many types of plastic, metals and other substrates that are compatible with the UV curing process. Typical applications are plastic sheets, point-of-purchase
(POP) signage, banners, decals, cell phones, bottles and containers, CD and DVD disks, rotary-screen printed labels, and membrane switch overlays for which Nor-Cote provides conductive ink. Nor-Cote has operating facilities in the United States, United Kingdom, and Singapore, with worldwide distributors located in South Africa, Australia, Canada, China, Colombia, Hong Kong, India, Indonesia, Italy, Japan, Korea, New Zealand, Poland, Spain, Taiwan, Thailand, Latin America and the United States.

Kingston and Commercial Solutions are distributors for prominent national companies in the electronic, sound, security, and video markets. Kingston and Commercial Solutions offer the latest technology in televisions, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems, selling to customers in lodging, healthcare, education, transportation and retail industries.

BUSINESS SOLUTIONS

The Business Solutions segment is conducted through the Company's PSM and CSM subsidiaries. PSM and CSM, Professional Employer Organizations (PEO's), provide cost-effective employee administrative solutions to companies in 37 states nationwide. The PEO's provide services typically managed by internal human resources and accounting departments - including payroll and tax processing and management, worker's compensation and risk management, benefits administration, unemployment administration, human resource compliance services, 401k and retirement plan administration and employee assessments.

HOLDING COMPANY

The Company's revenues vary throughout the year. As is typical with construction companies, revenues and operating income are usually lowest in the Company's second fiscal quarter. In general, across the Company's diversified businesses the negative business risks the Company faces are not unusual or specific to the Company. Like other companies and industries, the Company faces rising oil and health care costs. The Company also faces the potential adverse effects of natural disasters, terrorist attacks, unexpected negative downturns in the economy and new competition. These factors can have an adverse impact on revenues and costs throughout all of the Company's business segments. Management is aware of these risks and works to manage the Company around and through these risks as a part of its planning and operational execution within the family of companies.

CRITICAL ACCOUNTING POLICIES

The Company's accounting policies, which are in compliance with accounting principles generally accepted in the United States, require application of methodologies, estimates and judgments that have a significant impact on the results reported in the Company's financial statements. Those policies that, in the belief of management, are critical and require the use of complex judgment in their application, are disclosed on Form 10-KSB for the year ended August 31, 2005. Since August 31, 2005, there have been no material changes to the Company's critical accounting policies.

RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2005 AND NOVEMBER 30, 2004

EXECUTIVE OVERVIEW OF FINANCIAL RESULTS

Net income was $847, or $.08 per share on revenues of $36,443 for the three months ended November 30, 2005 compared with net income of $703, or $.07 per share on revenues of $25,048 for the three months ended November 30, 2004. This represents a 45% increase in revenues and a 20% percent increase in net income. Revenue growth was due primarily to the acquisition of CSM on April 5, 2005 and increased demand in the marketplace for expansion and upgrades of wireless carrier networks, along with effective marketing of turnkey solutions to these carriers and subcontractors in the Company's real estate, engineering and construction companies, resulting in record revenues in the Wireless Infrastructure segment. The increase in net income was primarily the result of the acquisition of CSM on April 5, 2005, a decrease in the Company's health insurance reserves based upon a decrease in claims paid in its Business Solutions segment, and reductions in selling, general and administrative expenses in the Company's Manufacturing and Distribution segment. These increases were partially offset by an increase in costs of goods sold and administrative expenses increasing at a rate greater than revenues in the Company's Wireless Infrastructure segment due to increased costs related to market expansion and training and to unfavorable job closings due to increased costs in one division. Additionally, interest expense for the quarter increased 105% due primarily to partial bank financing of the CSM acquisition and additional borrowings on the Company's line of credit with the bank for working capital needs.

WIRELESS INFRASTRUCTURE

Wireless Infrastructure segment operating results for the three months ended November 30, 2005 and 2004 are as follows:

                                                                       THREE MONTHS ENDED
                                                                  ---------------------------
                                                                  NOVEMBER 30,   NOVEMBER 30,
                                                                      2005           2004       $ CHANGE   % CHANGE
                                                                  ------------   ------------   --------   --------
THREE MONTHS ENDED NOVEMBER 30, 2005
Net revenues                                                        $21,070        $14,700       $6,370       43%
Cost of revenues                                                     17,996         12,404        5,592       45%
                                                                    -------        -------       ------
Gross profit                                                          3,074          2,296          778       34%
   Gross profit as % of revenue                                          15%            16%

Operating expenses
   Selling, general and administrative                                1,981            939        1,042      111%
   Depreciation and amortization                                        188            182            6        3%
                                                                    -------        -------       ------
      Total operating expense                                         2,169          1,121        1,048       93%
                                                                    -------        -------       ------
Segment operating income                                            $   905        $ 1,175       $ (270)     -23%
                                                                    =======        =======       ======

Revenues

Revenues for the quarter ended November 30, 2005 were $21,070 compared to $14,700 for the quarter ended November 30, 2004, an increase of $6,370 or 43%. Results are described by subsidiary as follows. Revenues at JH Drew increased $2,147 or 18% due primarily to a change in job mix where JH Drew acted as general contractor, thereby having control over timing of completion and scheduling of their construction crews. The remaining increase in revenues was due primarily to increased demand by customers for wireless network expansion and upgrade services. Our companies which provide this service include PDH, Cornerstone Construction, ITC and Magtech (which was acquired on November 1,
2004). The companies experienced revenue increases ranging from 125% to 350% as a result of additional work procured from existing customers and new customer contracts. Additionally, we believe the revenue increase is due to our ability to offer turnkey services to wireless carriers therefore creating an advantage over our competitors.

Gross Profit

Gross profit for the quarter ended November 30, 2005 was $3,074, representing 15% of sales, compared to $2,296 representing 16% of sales for the quarter ended November 30, 2004, an increase of $778, or 34%. Results are described by subsidiary as follows. Gross profit dollars at JH Drew remained flat and decreased as a percentage of revenues due to unfavorable job closings due to increased costs in one operating division. This resulted in an estimated 3% decrease in JH Drew's gross profit margins. JH Drew generates lower profit margins than other subsidiaries within the Wireless Infrastructure segment due to the nature of its business in the highway construction industry as compared to certain other subsidiaries in the segment which operate in the service industry. The increase in gross profit dollars was due primarily to the increase in revenues in PDH, Cornerstone Construction, ITC and Magtech. Generally, gross profit margins decreased as a percentage of revenues due primarily to increased costs associated with hiring of new personnel and employee training. Additionally, work outsourced to subcontractors increased as a percentage of revenues due to internal staffing limitations..

Operating Income

Operating income for the quarter ended November 30, 2005 was $905, compared to $1,175 for the quarter ended November 30, 2004, a decrease of $270, or 23%. Results are described by subsidiary as follows. Operating income at JH Drew decreased as a direct result of unfavorable job closings due to increased costs in one operating division. Generally, operating income decreased in Cornerstone Construction, ITC and Magtech due to increased selling, general and administrative expenses as the subsidiaries have increased their expansion efforts at a rate greater than current quarter revenues. Operating income increased in PDH as revenue increases for the quarter outpaced their increase in expenses related to expansion.

MANUFACTURING AND DISTRIBUTION

Manufacturing and Distribution segment operating results for the three months ended November 30, 2005 and 2004 are as follows:

                                                                       THREE MONTHS ENDED
                                                                  ---------------------------
                                                                  NOVEMBER 30,   NOVEMBER 30,
                                                                      2005           2004       $ CHANGE   % CHANGE
                                                                  ------------   ------------   --------   --------
THREE MONTHS ENDED NOVEMBER 30, 2005
Net revenues                                                        $5,635          $5,684       $ (49)       -1%
Cost of revenues                                                     3,978           4,094        (116)       -3%
                                                                    ------          ------       -----
Gross profit                                                         1,657           1,590          67         4%
   Gross profit as % of revenue                                         29%             28%

Operating expenses
   Selling, general and administrative                               1,401           1,654        (253)      -15%
   Depreciation and amortization                                       107             137         (30)      -22%
                                                                    ------          ------       -----
      Total operating expense                                        1,508           1,791        (283)      -16%
                                                                    ------          ------       -----
Segment operating income (loss)                                     $  149          $ (201)      $ 350       174%
                                                                    ======          ======       =====

Revenues

Revenues for the quarter ended November 30, 2005 were $5,635 compared to $5,684 for the quarter ended November 30, 2004, a decrease of $49 or 1%. Results are described by subsidiary as follows. Revenues at Commercial Solutions and Kingston decreased approximately 6% due primarily to loss of a master distributor agreement with a manufacturer of commercial television products in April 2005 which was offset somewhat by increased offerings of various manufacturers' products. Revenue at Nor-Cote increased 4% due to additional product offerings with the Ink Source acquisition in September 2004 with POP/ decal inks and as a result of rate increases across various products. The increase in revenues at Nor-Cote was offset somewhat by lower Nor-Cote U.S. sales to the loose leaf, tag and label and compact disk markets due to competition.

Gross Profit

Gross profit for the quarter ended November 30, 2005 was $1,657 representing 29% of sales, compared to $1,590 representing 28% of sales for the quarter ended November 30, 2004, an increase of $67, or 4%. Results are described by subsidiary as follows. Gross profit dollars at Commercial Solutions and Kingston decreased slightly despite the 6% decrease in revenues due primarily to management's change in selling standards. Gross profit at Nor-Cote increased slightly due to increases in selling prices that were offset somewhat by increases in raw material prices. Gross margins at Commercial Solutions and Kingston are lower than Nor-Cote due to the nature of the distribution business.

Operating Income

Operating income for the quarter ended November 30, 2005 was $149, compared to an operating loss of ($201) for the quarter ended November 30, 2004, an increase of $350, or 174%. Results are described by subsidiary as follows. Operating income at Commercial Solutions and Kingston increased due to a reduction in selling, general, and administrative expenses primarily related to reduction in administrative and sales personnel. Operating income at Nor-Cote increased due to a reduction in selling, general, and administrative expenses.

BUSINESS SOLUTIONS

Business Solutions segment operating results for the three months ended November 30, 2005 and 2004 are as follows:

                                                                       THREE MONTHS ENDED
                                                                  ---------------------------
                                                                  NOVEMBER 30,   NOVEMBER 30,
                                                                      2005           2004       $ CHANGE   % CHANGE
                                                                  ------------   ------------   --------   --------
THREE MONTHS ENDED NOVEMBER 30, 2005
Net revenues                                                         $9,738         $4,664       $5,074      109%
Cost of revenues                                                      7,231          3,660        3,571       98%
                                                                     ------         ------       ------
Gross profit                                                          2,507          1,004        1,503      150%
   Gross profit as % of revenue                                          26%            22%

Operating expenses
   Selling, general and administrative                                1,381            621          760      122%
   Depreciation and amortization                                        153             40          113      283%
                                                                     ------         ------       ------
      Total operating expense                                         1,534            661          873      132%
                                                                     ------         ------       ------
Segment operating income                                             $  973         $  343       $  630      184%
                                                                     ======         ======       ======

Revenues

Revenues for the quarter ended November 30, 2005 were $9,738, compared to $4,664 for the quarter ended November 30, 2004, an increase of $5,074, or 109%. The increase in revenues was primarily due to the acquisition of CSM on April 5, 2005, which had revenues of $3,876 for the quarter ended November 30, 2005. Additionally, revenues at PSM increased 26% due to an increase in customer base. On a pro-forma basis, revenue increased $1,000 primarily due to an increase in the customer base of PSM. Though PSM and CSM's primary focus involves fee revenue associated with the administration of payroll and employee benefits, the companies continue to expand other services including human resource outsourcing, employment training and testing. The business variables that PSM and CSM work to overcome include the volatile insurance industry, government regulations on employment, and the risk of partially self funded insurance reserves.

Gross Profit

Gross profit for the quarter ended November 30, 2005 was $2,507, representing 26% of sales, compared to $1,004, representing 22% of sales for the quarter ended November 30, 2004, an increase of $1,503, or 150%. The increase in gross profit was due primarily to the acquisition of CSM, which had reported gross profits of $980 or 25% of revenues for the quarter ended November 30, 2005. The remaining increase in gross profit at PSM was due to lower claims expense with its health insurance and workers compensation programs offset somewhat by a decrease in gross margin as a percentage of revenue due to an increase in SUTA rates and due to the addition of significantly larger employee groups, which account for smaller administrative fees per employee. On a pro-forma basis, gross profit increased $990 primarily due to PSM results described above.

Operating Income

Operating income for the quarter ended November 30, 2005 was $973, compared to $343 for the quarter ended November 30, 2004, an increase of $630, or 184%. The increase in operating income was due primarily to the acquisition of CSM, which had reported operating income of $267. The remaining increase in operating income was due to the financial performance of PSM described above. On a pro-forma basis, operating income increased $1,109 primarily due to operating losses at CSM in the prior year.

HOLDING COMPANY

Operating Expense

The Holding Company does not have any income producing operating assets. As such, the operating loss was equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the quarter ended November 30, 2005 were $727, compared to $357 for the quarter ended November 30, 2004, an increase of $370, or 104%. The increase was due to the Company's hiring of additional personnel in accounting and information technology departments and as a result of increased accounting and legal expenses primarily as a result of corporate growth.

Interest Expense

Interest expense was $544 for the quarter ended November 30, 2005, compared to $266 for the quarter ended November 30, 2004, an increase of $278, or 105%. The increase was primarily due to partial bank financing of the CSM acquisition in April 2005 and to additional borrowings under the line of credit for working capital needs.

As of November 30, 2005, the Company was not in compliance with certain covenants; however, the bank has granted a waiver of default remedies with respect to noncompliance as a result of guarantees pledged by certain stockholders of the Company. Future non-issuance of the waiver could negatively affect our future performance; however, the Company believes there is no reason a waiver would not be granted.

Income Taxes

Income taxes for the quarter ended November 30, 2005, resulted in a state income tax expense of $21. Federal income tax expense was offset through the release of the Company's valuation allowance to the extent of current period earnings. As of November 30, 2005, the Company reported no additional release of the valuation allowance for future periods. Management deems the likelihood of incurring taxable income for fiscal year ending August 31, 2006, in excess of the deferred tax benefit of $1,014, to be more likely than not.

Management believes the majority of the Company's remaining net operating loss carryforwards may be absorbed in fiscal year 2006. As a result of the release of the valuation allowance to offset 100% of current federal taxes and recognition of the deferred tax benefit, the Company's effective tax rate is substantially lower than statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of approximately $7,500 at November 30, 2005 compared with $1,200 at August 31, 2005. The increase in working capital was primarily due to the elimination of a related party line of credit of $6,618 which was converted to 66,180 shares of preferred stock. Current assets are composed primarily of cash and equivalents, net accounts receivable, available for sale investments, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts.

Operating Activities

Net cash flow provided by (used in) operating activities was ($950) for the three months ended November 30, 2005 compared to $687 for the three months ended November 30, 2004. The decrease of 1,637 was primarily due to an increase in accounts receivable. The Company believes future cash flows provided by operations will be positive as a result of projected earnings and collections on receivables. Cash flows provided by operating activities are historically the highest in our third and fourth quarters due to the seasonality of our construction business within the wireless infrastructure segment.

The Company's principal sources of liquidity included cash and equivalents and available for sale investments of $6,076 and $5,986 at November 30, 2005 and August 31, 2005, respectively. Additional sources of liquidity are cash raised from the private sale of a convertible term note, issuance of preferred stock, and other long-term debt financing. At November 30, 2005 the Company had $4,955 available on its line of credit with the bank. Subsequent to November 30, 2005, the availability under the line of credit was reduced to $17,000.

The various debt agreements contain restrictive covenants which limit, among other things, certain mergers and acquisitions, redemptions of common stock, and payment of dividends. In addition, the Company must meet certain financial ratios (as defined) and is subject to annual capital expenditure limitations.

Investing Activities

Net cash flow used in investing activities was ($917) for the three months ended November 30, 2005 compared to ($687) for the three months ended November 30, 2004. The increase of $230 was due primarily to an increase in additional capital expenditures.

Capital expenditures primarily relate to leasehold improvements to various office facilities, wireless communications purchases, and computer equipment. The Company expects future requirements for capital expenditures will include expenditures in the ordinary course of business and infrastructure expansion within the wireless communications division. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our existing line of credit or a new line of credit.

Financing Activities

Net cash flow provided by financing activities was $2,892 for the three months ended November 30, 2005 compared to $891 for the three months ended November 30, 2004. The increase of $2,001 was the result of borrowings of a convertible term note to finance in part operating uses of cash, capital expenditures and acquired businesses.

On November 21, 2005, we issued a convertible term note, ("the Note"), in the principal amount of $7,500 to Laurus. The Note is convertible into shares of the Company's common stock at an initial fixed conversion price of $5.50 per share. The Company also issued to Laurus a warrant, to purchase up to 272,727 shares of the Company's common stock at an exercise price of $6.50 per share with a term of five years. If the Note and Warrant were fully converted as of November 30, 2005, earnings per share would have decreased $0.01 per share from $0.08 currently diluted under the weighted average method to $0.07 per share.

The Note has a term of three years and accrues interest at the prime rate plus 3% per year. Interest on the principal amount is payable monthly, in arrears, on the first business day of each consecutive calendar month thereafter until the maturity date. Under the terms of the Note, the monthly principal payment is payable either in cash at 102% of the respective monthly amortization amounts or, if certain criteria are met, in shares of our common stock. See Note 9 to the consolidated financial statements for additional discussion of the terms of the financing with Laurus.

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

Available for sale investments

All marketable securities are included in the Company's balance sheet at current fair market value. There were no realized gains or losses from the sale of available-for-sale securities for the three months ended November 30, 2005. There was ($29) of realized losses for the three months ended November 30, 2004. There were unrealized losses of $142 and $22 as of November 30, 2005 and 2004, respectively. There were no other-than-termporary impairment charges recognized. While the Company is carrying the investments at their amortized costs, the Company loaned $800 from the available for sale investment account during the quarter for working capital requirements.

TRANSACTIONS WITH RELATED PARTIES

Transactions with related parties occurred in the normal course of operations and are measured at the agreed amount, which is the amount of consideration established and agreed to by the related parties (Refer to Note 13 of the accompanying consolidated financial statements).

The Company maintains various equipment and office leases with related stockholders of the Company. Related party transactions in the three month period ended November 30, 2005 and 2004 totaled $229 and $148, respectively. The increase is due to one additional related party operating lease and due to fair value rent increases as stated in each respective agreement.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations as of November 30, 2005:

                                                                              Payments Due By
                                                        -----------------------------------------------------------
                                                                  Less than 1                           More than 5
                                                         Total        year      1-2 years   3-5 years      years
                                                        -------   -----------   ---------   ---------   -----------
Contractual obligation
Long-term debt and capital lease obligations            $14,310      $2,663      $ 7,363      $4,284        $ --
Operating lease                                           4,727       1,205        2,482         702         338
                                                        -------      ------      -------      ------        ----
Total                                                   $19,037      $3,868      $ 9,845      $4,986        $338
                                                        =======      ======      =======      ======        ====

Operating leases represent the total future minimum lease payments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate line of credit and convertible term note as described in Note 9 to the consolidated financial statements. Approximately 98% of the Company's debt as of November 30, 2005 bears interest at variable rates. Based on amounts outstanding at November 30, 2005, if the interest rate on the Company's variable debt were to increase by 1.0%, annual interest expense would be higher by approximately $289.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect the disclosure controls and procedures or internal controls can prevent all error and all fraud. The Company's management also recognizes that, because the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and also is subject to other inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives.

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

ITEM 1A. RISK FACTORS

There have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on form 10-KSB.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS

The following exhibits are included herein:

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

                                        Fortune Diversified Industries, Inc.
                                        (Registrant)


Date: January 13, 2006                  By: /s/ John F. Fisbeck
                                            ------------------------------------
                                            John F. Fisbeck,
                                            Chief Executive Officer


Date: January 13, 2006                  By: /s/ Amy Gallo
                                            -----------------------------------
                                            Amy Gallo,
                                            Chief Financial Officer