Form 10-Q
period 2006-02-28
FORTUNE DIVERSIFIED INDUSTRIES INC
filed 2006-04-12
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-19049
FORTUNE DIVERSIFIED INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

INDIANA	20-2803889
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

6402 Corporate Drive	46278
Indianapolis, IN	(Zip Code)
(Address of principal executive offices)
(317) 532-1374
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☑     No   ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☑
As of April 12, 2006, 10,559,843 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE DIVERSIFIED INDUSTRIES, INC.
FORM 10-Q
For The Quarterly Period Ended February 28, 2006

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements.
FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Month Period Ended		Six Month Period Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005

NET REVENUES
Net revenues wireless infrastructure services	$3,065	$2,321	$7,358	$5,023
Net revenues wireless infrastructure products	12,990	7,514	29,767	19,512
Net revenues manufacturing and distribution	5,976	4,680	11,611	10,364
Net revenues business solutions (gross billings of $77,496 and $38,455 less worksite employee payroll costs of $66,171 and $32,821 for the three months ended February 28, 2006 and 2005, respectively; and gross billings of $147,946 and $73,043 less worksite employee payroll costs of $126,883 and $62,745 for the six months ended February 26, 2006 and 2005, respectively)	11,325	5,634	21,063	10,298

TOTAL NET REVENUES	33,356	20,149	69,799	45,197

COST OF REVENUES
Cost of revenues wireless infrastructure services	1,731	1,595	4,746	3,395
Cost of revenues wireless infrastructure products	11,504	7,097	26,485	17,701
Cost of revenues manufacturing and distribution	4,432	3,424	8,410	7,518
Cost of revenues business solutions	8,155	4,324	15,386	7,984

TOTAL COST OF REVENUES	25,822	16,440	55,027	36,598

GROSS PROFIT	7,534	3,709	14,772	8,599

OPERATING EXPENSES
Selling, general and administrative expenses	6,082	4,445	11,539	7,998
Depreciation and amortization	543	354	1,024	731

Total Operating Expenses	6,625	4,799	12,563	8,729

OPERATING INCOME (LOSS)	909	(1,090)	2,209	(130)

OTHER INCOME (EXPENSE)
Interest income	86	18	142	18
Interest expense	(598)	(323)	(1,142)	(589)
Gain (loss) on investments in marketable securities, net	5	(13)	5	(42)
Exchange rate gain (loss)	2	16	(3)	59
Other income (expense)	(5)	68	56	127

Total Other Income (Expense)	(510)	(234)	(942)	(427)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	399	(1,324)	1,267	(557)

Provision for Income Taxes	—	—	21	64

NET INCOME (LOSS)	399	(1,324)	1,246	(621)

Preferred Stock Dividends	83	—	83	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$362	$(1,324)	$1,163	$(621)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.03	$(0.13)	$0.11	$(0.06)

Basic weighted average shares outstanding	10,559,843	10,318,559	10,559,843	10,318,559

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.03	$(0.13)	$0.10	$(0.06)

Diluted weighted average shares outstanding	12,067,814	10,318,559	11,472,267	10,318,559

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	February 28,	August 31,
	2006	2005
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and equivalents	$4,196	$3,787
Restricted savings account	1,604	1,484
Marketable securities	1,427	2,199
Accounts receivable, net	18,997	21,358
Costs and estimated earnings in excess of billings on uncompleted contracts	4,126	2,681
Inventory, net	7,128	8,315
Deferred tax asset	1,014	1,014
Prepaid expenses and other current assets	1,509	1,790

Total Current Assets	40,001	42,628

OTHER ASSETS
Property, plant & equipment, net	5,685	5,064
Goodwill	11,926	11,680
Other intangible assets, net	4,395	4,705
Accounts receivable — long term	600	600
Other long term assets	1,551	409

Total Other Assets	24,157	22,458

TOTAL ASSETS	$64,158	$65,086

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	February 28,	August 31,
	2006	2005
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Lines of credit	$14,532	$18,998
Current maturities of long-term debt	2,652	2,675
Accounts payable	5,003	7,095
Health and workers’ compensation reserves	3,213	4,000
Accrued expenses	5,095	6,288
Billings in excess of costs and estimated earnings on uncompleted contracts	1,964	2,101
Other current liabilities	468	271

Total Current Liabilities	32,927	41,428

LONG-TERM LIABILITIES
Long-term debt, less current maturities	3,494	4,898
Convertible term note	7,500	—
Line of credit — related party	—	6,618
Other long-term liabilities	350	69

Total Long-term Liabilities	11,344	11,585

Total Liabilities	44,271	53,013

STOCKHOLDERS’ EQUITY
Common stock, $0.10 par value; 150,000,000 authorized; 10,559,843 issued and outstanding at February 28, 2006 and August 31, 2005	1,046	1,046
Preferred stock, $0.10 par value; 1,000,000 authorized; 66,180 and 0 issued and outstanding at February 28, 2006 and August 31, 2005, respectively	6,618	—
Additional paid-in capital and warrants outstanding	17,440	17,340
Accumulated deficit	(5,243)	(6,406)
Accumulated other comprehensive income	26	93

Total Stockholders’ Equity	19,887	12,073

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,158	$65,086

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

			Additional
			Paid-in		Accumulated
			Capital		Other	Total
	Common	Preferred	and Warrants	Accumulated	Comprehensive	Stockholders'	Comprehensive
	Stock	Stock	Outstanding	Deficit	Income	Equity	Income

BALANCE AT AUGUST 31, 2005	$1,046	$—	$17,340	$(6,406)	$93	$12,073

Issuance of 66,180 shares of preferred stock	—	6,618	—	—	—	6,618	$—
Purchase accounting adjustment	—	—	100	—	—	100	—
Net income	—	—	—	1,246	—	1,246	1,246
Dividends	—	—	—	(83)	—	(83)	—
Translation adjustments, net of tax	—	—	—	—	(10)	(10)	(10)
Unrealized gains (losses) on investments, net of tax	—	—	—	—	(57)	(57)	(57)

Total comprehensive income	—	—	—	—	—	—	$1,179

BALANCE AT FEBRUARY 28, 2006	$1,046	$6,618	$17,440	$(5,243)	$26	$19,887

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Month Period Ended
	February 28,	February 28,
	2006	2005

OPERATING ACTIVITIES
Net Income (Loss)	$1,246	$(621)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,024	731
(Gain) Loss on sale of investments	(5)	42
Loss on disposal of fixed assets	—	5
(Increase) decrease in certain operating assets:
Restricted cash	(120)	—
Accounts receivable, net	2,361	2,204
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,445)	(220)
Inventory, net	1,200	(608)
Prepaid assets and other current assets	281	60
Other long term assets	(184)	(43)
Increase (decrease) in certain operating liabilities:
Accounts payable	(2,092)	1,052
Health and workers’ compensation reserves	(787)	12
Accrued expenses and other current liabilities	(896)	(1,634)
Billings in excess of costs and estimated earnings on uncompleted contracts	(137)	(42)
Due to related party	—	(26)
Other long-term liabilities	15	—

Net Cash Provided by Operating Activities	461	912

INVESTING ACTIVITIES
Capital expenditures	(1,378)	(451)
Purchases of marketable securities	(34)	(99)
Acquisition of productive assets and businesses, net of cash received	(262)	(690)

Net Cash Used in Investing Activities	(1,674)	(1,240)

FINANCING ACTIVITIES
Dividends on preferred stock	(83)	—
Proceeds from convertible debentures	6,808	—
Borrowings on short term debt	—	800
Borrowings on marketable securities account	800	—
Net borrowings (payments) under line of credit	(4,466)	1,830
Borrowings on long-term debt	—	48
Payments on long-term debt	(1,427)	(1,391)

Net Cash Provided by Financing Activities	1,632	1,287

Effect of exchange rate changes on cash	(10)	65

NET INCREASE IN CASH AND EQUIVALENTS	409	1,024

CASH AND EQUIVALENTS
Beginning of Period	3,787	3,527

End of Period	$4,196	$4,551

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Month Period Ended
	February 28,	February 28,
	2006	2005

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,053	$356

Taxes paid	$21	$—

Unrealized net gain (loss) on marketable securities	$(57)	$115

Non-cash investing and financing activities
Issuance of preferred stock for debt extinguishment	$6,618	$—
Issuance of warrants in connection with loan refinancing	266	—

	$6,884	$—

Acquisition of Audio Video Revolution, Inc.
Fair value of assets acquired	$262
Cash paid	262

Liabilities recorded	$—

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE DIVERSIFIED INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)
(UNAUDITED)
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2005 Annual Report on Form 10-KSB filed by Fortune Diversified Industries, Inc. (together with its subsidiaries unless the context requires otherwise, the “Company”). The accompanying unaudited consolidated financial statements have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The operating results for the three and six month periods ended February 28, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year.
Nature of Business: Fortune Diversified Industries, Inc. is a holding company headquartered in Indianapolis, Indiana. The Company conducts its business directly and through its wholly-owned subsidiaries.
The Company’s current operating focus is achieved through its following thirteen subsidiaries (grouped by segment):
— Wireless Infrastructure
James H. Drew Corp. (JH Drew); PDH, Inc. (PDH); Magtech Services, Inc. (Magtech);
Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Innovative
Telecommunications Consultants, Inc. (ITC); Telecom Technology Corp. (TTC); StarQuest
Wireless Services, Inc. (StarQuest); and Fortune Wireless, Inc. (Fortune Wireless)
— Manufacturing and Distribution
Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); and
Commercial Solutions, Inc. (Commercial Solutions)
— Business Solutions
Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc.
(collectively “PSM”); and CSM, Inc. (CSM)
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
Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Fortune Diversified Industries, Inc. and its wholly-owned subsidiaries. Nor-Cote contains foreign subsidiaries from the United Kingdom, and Singapore, which have been eliminated in consolidation at the Nor-Cote subsidiary level. All significant inter-company accounts and transactions of the Company have been eliminated.
Foreign Currency Translation: Assets and liabilities of the foreign subsidiaries of the Company’s wholly owned Nor-Cote subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of the period. Revenue and expense accounts are translated at a weighted-average of exchange rates in effect during the year. Translation adjustments that arise from translating the subsidiaries financial statements from local currency to U.S. dollars are accumulated and presented, net of tax, as a separate component of shareholders’ equity.
Comprehensive Income (Loss): Comprehensive income (loss) refers to the change in an entity’s equity during a period resulting from all transactions and events other than capital contributed by and distributions to the entity’s owners. For the Company, comprehensive income (loss) is equal to net income plus the change in unrealized gains or losses on investments and the change in foreign currency translation adjustments. The Company has elected to report comprehensive income (loss) in the consolidated statement of shareholders’ equity.
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
Revenue and Cost Recognition: In the Wireless Infrastructure segment, Fortune Wireless, PDH, ITC, and Magtech enter into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within six months. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached. Cornerstone Construction and JH Drew recognize revenue using the percentage of completion method on contracts in process. Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated cost of the contract. The estimated total cost of a contract is based upon management’s best estimate of the remaining costs that will be required to complete a project. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs and estimated earnings in excess of billings on uncompleted contracts are shown as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are shown as a current liability. Anticipated losses on contracts, if any, are recognized when they become evident. TTC and StarQuest recognize revenue when product is shipped and installation is complete.
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
In the Business Solutions segment, PSM and CSM, licensed Professional Employer Organizations (PEO’s), bill clients under their Professional Services Agreement, which includes each worksite employee’s gross wages, plus additional charges for employment related taxes, benefits, workers’ compensation insurance, administrative and record keeping, as well as safety, human resources, and regulatory compliance consultation. All wages, taxes and insurance coverage are provided under PSM’s and CSM’s federal, state, and local or vendor identification numbers. No identification or recognition is given to the client when these monies are remitted or calculations are reported. All calculations or amounts PSM and CSM owe the government and its employment insurance vendors are based on the experience levels and activity of PSM and CSM with no consideration to client detail. There is no direct relationship between what PSM and CSM pay versus what is billed to a client. PSM and CSM bill the client their worksite employees’ gross wages plus an overall service fee that includes all components of employment related taxes, employment benefits insurance, and administration of those items. This service fee is intended to cover PSM’s and CSM’s cost of those items and yield a profit to PSM and CSM. What is paid to the government and vendors is different than what is charged to the client due to the different methods of calculation as to what PSM and CSM owe those entities versus what the client is charged. The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by PSM and CSM are invoiced along with each periodic payroll delivered to the client.
PSM and CSM report revenues in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. PSM and CSM report revenues on a gross basis, the total amount billed to clients for service fees which includes health and welfare benefit plan fees, workers’ compensation insurance, unemployment insurance fees, and employment-related taxes. PSM and CSM report revenues on a gross basis for such fees because PSM and CSM are the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. However, PSM and CSM report revenues on a net basis for the amount billed to clients for worksite employee salaries and wages. This accounting policy of reporting revenue net as an agent versus gross as a principal has no effect on gross profit, operating income, or net income.
PSM and CSM account for their revenues using the accrual method of accounting. Under the accrual method of accounting, revenues are recognized in the period in which the worksite employee performs work. PSM and CSM accrue revenues for service fees, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. PSM and CSM accrue unbilled receivables for payroll taxes, service fees, health and welfare benefits plan fees, workers’ compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related service fees are billed.
Consistent with its revenue recognition policy, PSM and CSM’s direct costs do not include the payroll cost of its worksite employees. The Company’s direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.
Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.
Cash and Equivalents: Cash and equivalents may include money market fund shares, bank time deposits, certificates of deposits, and other instruments with original maturities of three months or less.
Marketable Securities: Marketable securities include common stocks classified as available for sale investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are carried at fair value based on current market quotations. Unrealized holding gains and losses, net of tax, are not included in “net income,” but are accounted for as “other comprehensive income” and reflected as a separate component of the change in shareholders’ equity. The cost of securities used to compute realized gains and losses is based on specifically identified securities. The fair value of investment securities is determined by currently available market prices. Dividends on marketable equity securities are recognized in income when declared.
Accounts Receivable: Accounts receivable is stated at the amount billable to customers. The Company provides allowances for doubtful accounts and for returns and sales allowances, which are based upon a review of outstanding receivables, historical information and existing economic conditions. Accounts receivable are ordinarily due 30-60 days after the issuance of the invoice. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The Company’s policy is not to accrue interest on past due trade receivables.
Inventories: Inventories of raw materials are recorded at the lower of cost (primarily first-in, first-out) or market value. Inventories of work-in-process and finished goods include estimated direct labor, indirect labor, and other manufacturing expenses applied as a function of material costs. The Company records finished goods inventory on an average cost basis.
Shipping and Handling: Costs incurred for shipping and handling are included in the Company’s consolidated financial statements as a component of costs of revenue.
Property, Plant, Equipment, and Depreciation: Property, plant and equipment are carried at cost and include expenditures for new additions and those which substantially increase the useful lives of existing assets. Depreciation is computed at various rates by use of the straight-line method and certain accelerated methods, depending on the entity. Depreciable lives range from 3 to 30 years.
Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property or equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts in the period of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement asset.
Goodwill and Other Indefinite-Lived Intangible Assets: The Company accounts for goodwill and other indefinite-lived intangible assets under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets with indeterminate lives are assessed for impairment at least annually and more often as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of both goodwill and other intangible assets impairment. Since management’s judgment is involved in performing goodwill and other intangible assets valuation analyses, there is risk that the carrying value of the goodwill and other intangible assets may be overstated or understated.
The Company has elected to perform the annual impairment test of recorded goodwill and other indefinite-lived intangible assets as required by SFAS 142 as of the end of fiscal fourth quarter. The results of this annual impairment test indicated that the fair value of each of the reporting units as of August 31, 2005, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill and other indefinite-lived intangible assets were not subject to impairment. The required annual impairment test may result in future periodic write-downs.
Long-lived Assets: The Company evaluates the carrying value of long-lived assets, primarily property, plant and equipment and other definite-lived intangible assets, whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. If such indicators of impairment are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. Fair value is determined by discounted future cash flows, appraisals or other methods.
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
Stock-based Compensation: In December 2004, the FASB issued Statement No. 123R (SFAS 123R), “Share-Based Payment”. This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). On September 1, 2005, the Company adopted the provisions of SFAS 123R using the modified prospective method. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement required entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Prior to fiscal 2006, the Company elected to follow APB 25 and to adopt the disclosure-only provisions as required under SFAS 123, and the Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148).
The amount of the impact was immaterial to the Company for the three and six month periods ended February 28, 2006.
At February 28, 2006, the Company had 5,000 warrants vested and outstanding with an exercise price of $10.00. The weighted average remaining contractual term on these options is approximately 2.25 years. For purposes of pro forma disclosure, for the period ended February 28, 2005, the estimated fair value of the warrants is amortized to expense over the vesting period. Under the fair value method, the Company’s net income and earnings per share would have been immaterially different than reported for each respective period as there were no other warrants or options issued.

Income per Common Share: Income per common share has been computed in accordance with SFAS No. 128, “Earnings per Share.” Under SFAS No. 128, basic income per common share is computed based on net income applicable to common stock divided by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed based on net income applicable to common stock divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive common stock equivalents.
All references in the form 10-Q consolidated financial statements and notes to the consolidated financial statements related to share amounts, per share amounts and average shares outstanding have been adjusted retroactively to reflect the 1-for-10 stock split of the Company’s common stock effective June 2, 2005.
Income Taxes: The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains, are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. The Company files separate United States, United Kingdom and Singapore income tax returns.
Research and Development Costs: Research and development costs are expensed as incurred and totaled $126 and $123 for the three month periods ended February 28, 2006 and 2005, respectively. Research and development costs totaled $241 and $243 for the six month periods ended February 28, 2006 and 2005, respectively. Research and development expense is recorded in the Company’s Nor-Cote subsidiary.
Warrants Issued With Convertible Debt: The Company has issued and anticipates issuing warrants along with debt and equity instruments to third parties. These issuances are recorded based on the fair value of these instruments. Warrants and equity instruments require valuation using the Black Scholes model and other techniques, as applicable, and consideration of various assumptions including but not limited to the volatility of the Company’s stock, risk free rates and the expected lives of these equity instruments.
Debt and equity issuances may have features which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the case of preferred stock instruments. No issuances have beneficial conversion terms as of February 28, 2006.
Self Insurance: The Company’s Nor-Cote subsidiary has elected to act as a self-insurer for certain costs related to employee health and accident benefit programs. Costs resulting from non-insured losses are estimated and charged to income when incurred. The Company has purchased insurance which limits its annual exposure for individual claims to $40 and which limits its aggregate annual exposure to approximately $460.
The Company’s PSM subsidiary has elected to enter into a partially self-funded arrangement related to worksite employees’ health and accident benefit programs. Under the insurance policy, PSM’s self-funded liability is limited to $180 per employee, with an aggregate liability limit of approximately $11,110. The liability limits are adjusted monthly, based on the number of participants.
Workers’ Compensation: The Company’s PSM and CSM subsidiaries maintain loss-sensitive workers’ compensation insurance program. Under the insurance policies established at each company, PSM and CSM’s self funded liability is limited to $250 per employee, with an aggregate liability limit of approximately $1,100.
NOTE 2 – ACQUISITIONS AND PRO FORMA RESULTS
Acquisitions
During the six month period ended February 28, 2006, the Company had the following acquisition:

Audio Video Revolution, Inc.
The Company’s TTC subsidiary acquired certain assets and assumed certain liabilities of Audio Video Revolution, Inc. (“Audio Video”) through an asset purchase agreement entered into as of November 14, 2005 by and among Audio Video, an Indiana corporation, George Summers, Gilbert Pritt, and TTC. Purchased assets in the agreement include, at a minimum, goodwill, proprietary property and products, furniture, equipment, machinery and other intellectual property. TTC’s acquisition of Audio Video enabled TTC to offer a wider range of design, engineering and installation of structured cabling systems for the residential and commercial marketplace.
The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of Audio Video at the acquisition date:

Inventory, net	$13
Property, Plant and equipment, net	59
Goodwill	190

$262

Cash consideration	$262

$262

Pro Forma Results
The following unaudited pro forma data summarize the results of operations for the periods indicated as if the Audio Video, Ink Source, Magtech, EI Solution, and CSM acquisitions that have been described above or in the Company’s prior periodic filings had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future.

	Three Month Period Ended		Six Month Period Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$33,356	$23,644	$69,799	$52,967
Cost of revenues	25,822	19,127	55,027	42,845

Gross profit	7,534	4,517	14,772	10,122

Operating expenses	6,625	5,552	12,563	10,180

Operating income	909	(1,036)	2,209	(58)

Other income (expense)	(510)	(203)	(942)	(416)

Net income (loss) before provision for income taxes	399	(1,239)	1,267	(474)

Provision for income taxes	—	—	21	64

Net income (loss)	399	(1,239)	1,246	(538)

Preferred stock dividend	83	—	83	—

Net income available to common shareholders	$316	$(1,239)	$1,163	$(538)

Basic income (loss) per common share	$0.03	$(0.12)	$0.11	$(0.05)

Basic weighted average number of common shares outstanding	10,559,843	10,318,559	10,559,843	10,318,559

Diluted income (loss) per common share	$0.03	$(0.12)	$0.10	$(0.05)

Diluted weighted average number of common shares outstanding	12,067,814	10,318,559	11,472,267	10,318,559

NOTE 3 — ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE
Accounts receivable and contracts receivable are summarized as follows:

	February 28,	August 31,
	2006	2005
	(Unaudited)	(Audited)

Amounts currently due	$15,270	$16,178
Contracts in process
Progress billing	3,698	5,075
Retainages	1,589	1,752

	20,557	23,005

Less allowance for doubtful accounts and sales returns	(1,560)	(1,647)

	$18,997	$21,358

Accounts receivable — long-term	$600	$600

NOTE 4 — INVENTORIES
Inventories are summarized as follows:

	February 28,	August 31,
	2006	2005
	(Unaudited)	(Audited)

Raw materials	$814	$757
Work-in-process	29	39
Finished goods	6,520	7,896

	7,363	8,692
Less inventory reserve	(235)	(377)

	$7,128	$8,315

NOTE 5 — COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS
Information related to contracts in progress is summarized as follows:

	February 28,	August 31,
	2006	2005
	(Unaudited)	(Audited)

Costs incurred on uncompleted contracts	$30,046	$25,744
Estimated earnings recognized to date on uncompleted contracts	6,889	5,412

	36,935	31,156

Less billings on uncompleted contracts	(34,773)	(30,576)

	$2,162	$580

The net amount is included in the accompanying consolidated balance sheets under the following captions:

	February 28,	August 31,
	2006	2005
	(Unaudited)	(Audited)

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,126	$2,681
Billings in excess of costs and estimated earnings on uncompleted contracts	1,964	2,101

	$2,162	$580

NOTE 6 — INVESTMENTS IN MARKETABLE EQUITY SECURITIES
The amortized cost and approximate fair values of marketable securities held are summarized as follows:

	February 28,	August 31,
	2006	2005
	(Unaudited)	(Audited)

Amortized cost	$2,284	$2,221
Borrowings on investments	(800)	—
Net unrealized loss	(57)	(22)

Estimated fair value	$1,427	$2,199

As of February 28, 2006, the Company has borrowed $800 under terms of the market securities investment account. The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax asset or accumulated other comprehensive income. There was ($5) and ($13) realized losses from the sale of marketable securities for the three month periods ended February 28, 2006 and 2005, respectively. There was ($5) and ($42) of realized losses from the sale of marketable securities for the six month periods ended February 28, 2006 and 2005, respectively.

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, including capital leases, are comprised of the following:

	February 28,	August 31,
	2006	2005
	(Unaudited)	(Audited)

Land and building	$1,951	$1,951
Machinery and equipment	6,398	5,615
Research equipment	385	420
Office equipment	4,396	4,131
Vehicles	3,134	3,067
Leasehold improvements	238	145

	16,502	15,329

Less accumulated depreciation	(10,817)	(10,265)

	$5,685	$5,064

The provision for depreciation amounted to $378 and $247 for the three month periods ended February 28, 2006 and 2005, respectively. The provision for depreciation amounted to $704 and $528 for the six month periods ended February 28, 2006 and 2005, respectively.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill, as recorded under SFAS 142, are summarized as follows:

	WIRELESS INFRASTRUCTURE	MANUFACTURING AND DISTRIBUTION	BUSINESS SOLUTIONS	HOLDING COMPANY	SEGMENT TOTALS

Goodwill at August 31, 2005	$1,423	$5,970	$4,287	$—	$11,680

Goodwill acquired	190	—	—	—	190

Goodwill adjustment	—	—	56	—	56

Impairment losses	—	—	—	—	—

Goodwill at February 28, 2006	$1,613	$5,970	$4,343	$—	$11,926

The total amount of goodwill that is deductible for tax purposes is $2,029 and $1,839 at February 28, 2006 and August 31, 2005, respectively.
The following table sets forth the gross carrying amount and accumulated amortization of the Company’s other intangible assets:

	FEBRUARY 28, 2006			AUGUST 31, 2005
	(Unaudited)			(Audited)
			WEIGHTED			WEIGHTED
	GROSS		AVERAGE	GROSS		AVERAGE
	CARRYING	ACCUMULATED	AMORT	CARRYING	ACCUMULATED	AMORT
	AMOUNT	AMORTIZATION	PERIOD	AMOUNT	AMORTIZATION	PERIOD

Customer relationships	$3,222	$512	10 YRS	$3,222	$352	10 YRS
Non-compete	1,229	345	5 YRS	1,229	222	5 YRS
Non-compete	100	61	3 YRS	100	44	3 YRS
Non-compete	200	28	10 YRS	200	18	10 YRS

Intangible assets subject to amortization	4,751	946	8 YRS	4,751	636	8 YRS

Tradename	590	—	—	590	—	—

Intangible assets not subject to amortization	590	—	—	590	—	—

Total	$5,341	$946	8 YRS	$5,341	$636	8 YRS

Intangible asset amortization expense is $165 and $107 for the three month periods ended February 28, 2006 and 2005, respectively, which includes $4 and $5 of amortization related to loan origination fees, respectively. Intangible asset amortization expense is $320 and $203 for the six month periods ended February 28, 2006 and 2005, respectively, which includes $18 and $10 of amortization related to loan origination fees, respectively.
Amortization expense on intangible assets currently owned by the Company at February 28, 2006 for each of the next five fiscal years is as follows:

2006	$312
2007	626
2008	610
2009	523
2010	455
2011 and thereafter	1,279

Total	$3,805

NOTE 9 – LINE OF CREDIT AND DEBT ARRANGEMENTS
Line of Credit
The Company has a $17,000 line of credit facility available through April 30, 2006. On December 13, 2005 the bank modified the facility by reducing the availability from $20,000 due to the Company’s issuance of a $7,500 convertible term note. On February 27, 2006, the Company was granted an extension on its $17,000 line of credit’s maturity date from February 28, 2006 to April 30, 2006. Interest on the line is charged at 0.5% less than the Prime Rate as defined in the agreement. Outstanding borrowings amounted to $14,532 and $18,998 at February 28, 2006 and August 31, 2005, respectively.
Covenants under the line of credit require the Company to maintain a specified tangible net worth position and certain other financial ratios. As of February 28, 2006, the Company was not in compliance with certain covenants; however, the bank has granted a waiver of default remedies with respect to noncompliance as a result of guarantees executed by certain shareholders of the Company. The line of credit is secured by substantially all assets of the Company and personal guarantees of the Company’s majority shareholder and the Company’s Chief Executive Officer.
Total unused borrowings under the line of credit amounted to $2,468 at February 28, 2006 and $384 at August 31, 2005.

Long-term debt arrangements
Long-term debt consisted of the following:

	February 28,	August 31,
	2006	2005
Description of debt outstanding:	(Unaudited)	(Audited)

Notes payable to financial institutions:

Due in monthly installment of $40 plus interest at .5% less than the credit facility’s Prime Rate through maturity date, July 15, 2009. The loan is secured by the business assets of the Company, with a second lien on assets pledged by a shareholder.	$1,680	$1,920

Due in monthly installment of $33 plus interest at .5% less than the credit facility’s Prime Rate through maturity date, July 15, 2009. The loan is secured by the business assets of the Company, with a second lien on assets pledged by a shareholder.	1,367	1,567

Due in monthly installment of $33 plus interest at .5% less than the credit facility’s Prime Rate through maturity date, April 30, 2009. The loan is secured by the business assets of the Company, with a second lien on assets pledged by a shareholder.	1,238	1,466

Due in monthly installment of $55 plus interest at .5% less than the credit facility’s Prime Rate through maturity date, April 30, 2007. The loan is secured by the business assets of the Company, with a second lien on assets pledged by a shareholder.	825	1,210

Due in monthly installment of $50 plus interest at .5% less than the credit facility’s Prime Rate through maturity date, April 30, 2007. The loan is secured by the business assets of the Company, with a second lien on assets pledged by a shareholder.	650	950

Due in monthly installments of $6, including interest at ranges from 4.9% to 9.03% through April 2010. The loan is secured by vehicles and equipment.	194	233

Convertible Term Note:

Due in monthly installment of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan is guaranteed by two shareholders.	7,500	—

Debt with shareholder:

Due in monthly installments of $3 including interest at 4.0% through September 2008. The loan is secured by vehicles and equipment.	78	94

Capital leases:

Due in monthly installments of $4 including interest at ranges from 2.3% to 11.6% through June 2010. The loan is secured by computers and equipment.	114	133

Total debt	13,646	7,573
Less current maturities	(2,652)	(2,675)

Long-term portion of outstanding debt	$10,994	$4,898

Fiscal year principal payments due on long-term debt outstanding (including convertible term note) at February 28, 2006 are approximately as follows:

2006	$1,341
2007	3,773
2008	4,076
2009	4,417
2010	39

$13,646

Cancellation of Line of Credit-Related Party
As described in Note 10, on November 30, 2005, the Company issued 66,180 shares of $0.10 par value preferred stock to the majority shareholder of the Company as consideration for cancellation of certain debt obligations owed by the Company under a Line of Credit Promissory Note dated May 25, 2005. A total of $6,618 of debt was retired under the agreement.
Convertible Term Note
On November 21, 2005 the Company issued a convertible term note (the “Note”) payable to an unrelated party, Laurus Master Fund, Ltd. (“Laurus”), in the principal amount of $7,500. The Note has a term of three years and is convertible into the Company’s common stock at an exercise price of $5.50 per share subject to certain adjustments contained in the Note. Principal payments are payable monthly at $227 beginning March 1, 2006. Interest is payable monthly in arrears beginning January 1, 2006 at prime plus 3.0% subject to a floor of 9.5%. This interest rate is subject to adjustments as later described and as fully set forth in the Note. Additionally, the Company issued a warrant to Laurus (the “Warrant”) to purchase up to an aggregate of 272,727 shares of the Company’s common stock. The Company also issued a warrant exercisable for shares of the Company’s common stock to CB Capital Partners, Inc. (“CB Capital”), a financial advisor to purchase up to an aggregate of 13,636 shares of the Company’s common stock. The above warrants have a term of five years and an exercise price of $6.60 per share. The Company intends to use the proceeds from the offering of the Note and the warrants for general working capital purposes. The Note is unsecured by the Company, but guaranteed by two of the Company’s majority shareholders. The Company has registered the shares of common stock for the Note and Warrants.
Subject to the terms of the Note, the monthly principal and interest payments are payable in shares of the Company’s common stock if certain criteria are met, as follows:
•	the average closing price of the Company’s common stock as reported by Bloomberg, L.P. for the five trading days immediately preceding the repayment date is greater than or equal to 109% of the conversion price of the Note, set in the Note at $5.50 per share (based upon the conversion price of $5.50, the average closing price required would be $6.00);
•	the total value of the shares converted cannot exceed 25% of the aggregate dollar trading volume of the Company’s common stock for the previous twenty two trading days;
•	there must be an effective registration statement covering the shares of the Company’s common stock into which the principal and interest under the Note are convertible or an exemption from registration for resale must be available pursuant to Rule 144 of the Securities Act; and
•	there must be no event of default existing under the Note that has not been cured or is otherwise waived in writing by Laurus at Laurus’ option.
If the above criteria are not met, the Company must pay that portion or all of the monthly principal payment in cash at a rate of 102% of the respective monthly amortization amounts. The Company shall have the option to postpone payment of any 12 principal payments due. These deferred principal amounts shall be due and payable, at the Company’s option, on any subsequent payment date or on the maturity date of the Note.
The Company may prepay the Note at any time by paying 130% of the principal amount then outstanding, together with accrued but unpaid interest thereon. Upon an event of default under the Note, Laurus may demand repayment in full at a rate of 105% of the outstanding principal amount of the Note. If the Note remains outstanding after an event of default that is not cured, the interest rate increases an additional 1.0% per month. Events of default include:
•	a failure to make payments under the Note when due;
•	a material breach of the transaction documents by the Company;
•	bankruptcy related events;
•	a change of control transaction without prior approval; and
•	events of default under certain other agreements to which the Company is a party.
On a month-by-month basis, the interest rate on the Note is subject to reduction by 2% for every 25% increase in the market price of the Company’s common stock above the fixed conversion price of the Note, but in no event shall the interest rate be less than 0%.
Laurus also has the option to convert all or a portion of the Note into shares of the Company’s common stock at any time, at an initial fixed conversion price of $5.50 per share, subject to limitations and adjustment as described below. The Note is currently convertible into 1,363,636 shares of the Company’s common stock, excluding the conversion of any accrued interest. The conversion price is adjustable on a weighted average basis upon certain future issuances of securities by the Company at a price less than the conversion price then in effect. There are a number of limitations on Laurus’ ability to convert the Note and exercise the Warrant. These limitations include:
•	Laurus may not convert the Note or exercise the Warrant for a number of shares that would cause all shares then held by Laurus to exceed 4.99% of the Company’s outstanding shares of common stock unless there has been an event of default or Laurus provides the Company with seventy-five days prior notice.
•	Laurus agreed that it would not acquire in aggregate more than 2,108,764 shares of common stock through the conversion of the Note or the Warrant or through any agreement related thereto unless the Company’s shareholders approved such issuance.
Subject to prior satisfaction of the conversion of amounts due and subject to certain other restrictions set forth in the Note, if (i) the average closing price of common stock as reported by Bloomberg, L.P. for five consecutive trading days in any calendar month shall be greater than or equal to 200% of the conversion price, then Laurus shall convert on each such occurrence (limited to once per calendar month), such principal amount of the Note as does not exceed 25% of the aggregate dollar trading volume of the common stock for the period of twenty-two trading days immediately preceding such date less any amounts previously converted.
The Warrants were recorded at fair value and classified as a liability. Any discount accretion is considered immaterial based on the Black-Scholes model. The Company recorded $778 for debt issue costs, including $293 paid to affiliates of Laurus, $475 to CB Capital, and $10 for legal and professional fees. The debt issue costs are included in other assets in the accompanying consolidated balance sheet as of February 28, 2006.
NOTE 10 — SHAREHOLDERS’ EQUITY
Common Stock
During the fiscal year ended August 31, 2005, the Company declared a 1-for-10 stock split to shareholders of record, effective June 2, 2005. The following are the details of the Company’s common stock as of February 28, 2006 and August 31, 2005:

	Number of Shares
	Authorized	Issued	Outstanding	Amount

February 28, 2006 (Unaudited)
Common stock, $0.10 par value	150,000,000	10,559,843	10,559,843	$1,046

August 31, 2005 (Audited)
Common stock, $0.10 par value	150,000,000	10,559,843	10,559,843	$1,046

As discussed in Note 9 above, warrants were issued on November 21, 2005 entitling the holder thereof to purchase, at any time through November 20, 2010, an aggregate of 286,363 shares of the Company’s common stock at a price of $6.60 per share. As of February 28, 2006, these warrants have not been exercised.
Preferred Stock
The following are the details of the Company’s non-voting preferred stock as of February 28, 2006 and August 31, 2005:

	Number of Shares
	Authorized	Issued	Outstanding	Amount

February 28, 2006 (Unaudited)
Preferred stock, $0.10 par value	1,000,000	66,180	66,180	$6,618

August 31, 2005 (Audited)
Preferred stock, $0.10 par value	1,000,000	—	—	$—

On November 30, 2005, the Company issued 66,180 shares of $0.10 par value non-voting preferred stock to a majority shareholder of the Company as consideration for cancellation of certain debt obligations owed by the Company under a Line of Credit Promissory Note dated May 25, 2005. The shares are subject to restrictions set forth in the “Debt Retirement Agreement.” The shares issued are single class and shall pay an annual cash dividend of $7.50 per share, paid monthly beginning on January 1, 2006. Dividends of $83 were paid for the three month period ended February 28, 2006. The shares are not convertible to common stock.
NOTE 11 — INCOME TAXES
The reconciliation for 2006 and 2005 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company’s effective income rate is as follows:

	February 28,	August 31,
	2006	2005
	(Unaudited)	(Audited)

Tax at U.S. Federal statutory rate	34.0%	34.0%
State and local taxes, net of federal benefit	5.6	5.6
Other	—	—
Change in valuation allowance	(39.6)	(39.6)

	0.0%	0.0%

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows:

	February 28,	August 31,
	2006	2005
	(Unaudited)	(Audited)

Current:
Federal	$518	$(41)
State	114	72

	632	31

Deferred:
Federal	19	(567)
State	3	(318)

	22	(855)

Change in valuation allowance	(633)	936

Net income tax (benefit)	$21	$82

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax asset are as follows:

	February 28,	August 31,
	2006	2005
	(Unaudited)	(Audited)

Deferred Tax Assets:
Current:
Allowances for doubtful accounts and inventory	$731	$850
Accrued liabilities and other	669	524

Noncurrent:
Amortization of covenants	294	304
Depreciation	(84)	(91)
Net operating losses and other carryforwards	1,802	2,458

	3,412	4,045

Valuation allowance	(2,398)	(3,031)

	$1,014	$1,014

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, at February 28, 2006, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $2,398 valuation allowance at February 28, 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $633. At February 28, 2006 the Company has federal net operating loss carryforwards of approximately $2,892 which expire between 2020 and 2023. The state tax operating loss carryforwards are approximately $5,451. The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period. The Company’s capital loss carryforward is $933, which expires in the fiscal year ending August 31, 2007. The Company also incurred net operating losses related to European operations that can be carried forward indefinitely.

NOTE 12 — PER SHARE DATA
The following presents the computation of basic income per common share and diluted income per common share:

	Three Month Period Ended		Six Month Period Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income Available to Common
Shareholders	$316	$(1,324)	$1,163	$(621)

Basic Income Per Common Share	$0.03	$(0.13)	$0.11	$(0.06)

Basic weighted average number of
common shares outstanding	10,559,843	10,318,559	10,559,843	10,318,559

Diluted Income Per Common Share:	$0.03	$(0.13)	$0.10	$(0.06)

Diluted weighted average number of
common shares outstanding	12,067,814	10,318,559	11,472,267	10,318,559

At February 28, 2006, diluted shares represent 5,000 shares of warrants to a former employee, 1,363,636 shares of the Laurus convertible term note, 272,727 shares of the Laurus warrant, and 13,363 shares of the CB Capital Warrant. At February 28, 2005, diluted shares represent 50,000 shares of warrants to a former employee.
NOTE 13 — RELATED PARTY TRANSACTIONS
The Company leases a building in Indianapolis, Indiana with a related party. All of the Company’s subsidiaries, excluding JH Drew, Nor-Cote, PSM and CSM are located in this facility. The lease agreement includes a five-year term through March 2009 with one option to extend the lease term for a one-year period and provides for a base rent of $42 per month, which is adjusted annually to fair market value. In addition, the Company pays certain expenses including taxes, assessments, maintenance and repairs. The Company recognized rental expense of $158 and $100 for the three month periods ended February 28, 2006 and 2005, respectively for this facility. The Company recognized rental expense of $310 and $196 for the six month periods ended February 28, 2006 and 2005, respectively for this facility.
The Company’s JH Drew subsidiary leases three buildings in Indiana, Tennessee and Missouri with the same related party. The lease agreement includes a five-year term through April 2009 with one option to extend the lease term for a one-year period and provides for base rent of $15 per month, which is adjusted annually to fair market value. In addition the Company pays certain expenses including taxes, assessments, maintenance and repairs. The Company recognized rental expense of $46 and $45 for the three month period ended February 28, 2006 and 2005, respectively for these facilities. The Company recognized rental expense of $93 and $90 for the six month periods ended February 28, 2006 and 2005, respectively for these facilities.
The Company’s Nor-Cote subsidiary leases a building in Crawfordsville, Indiana with the same related party. The lease expires in August 2009 with one option to extend the lease term for a one-year period and provides for base rent of $7 per month, which is adjusted annually to fair market value. The Company recognized rental expense of $19 and $39 for the three and six month periods ended February 28, 2006. As the lease agreement was not entered into until August 2005, no related party rental expense was recognized in the three or six month periods ended February 28, 2005.
The Company’s PSM subsidiary leases an office building in Richmond, Indiana from a related party. The lease is for a period of five years and expires in May 2008 and provides for base rent of $2 per month with nominal annual increases. The Company recognized rental expense of $9 and $6 for the three month periods ended February 28, 2006 and 2005, respectively for this facility. The Company recognized rental expense of $18 and $12 for the six month periods ended February 28, 2006 and 2005, respectively for this facility.

Following is a summary of all related party amounts included in the consolidated balance sheets at February 28, 2006 and August 31, 2005:

	February 28,	August 31,
	2006	2005
	(Unaudited)	(Audited)

Note receivable from subsidiary employee	$300	$300
Long-term line of credit	—	(6,618)
Installment notes payable	(44)	(94)

Net assets (liabilities)	$256	$(6,412)

The installment notes payable represents loans for equipment and vehicle purchases by a shareholder. The loans are secured by the assets and expire no later than fiscal year 2007. Interest expense is immaterial. The note receivable represents a loan with a subsidiary employee in connection with the acquisition of the subsidiary. The loan is secured by restricted stock and expires in fiscal year 2008. No interest expense is recognized on this loan.
NOTE 14 — SEGMENT INFORMATION
The operations of the Company are organized into the following segments; Wireless Infrastructure, Manufacturing and Distribution, Business Solutions, and holding company. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Financial results by segment are as follows:

	Wireless	Manufacturing and	Business	Holding	Segment
	Infrastructure	Distribution	Solutions	Company	Totals

Three Month Period Ended
February 28, 2006 (Unaudited)
Net revenues	$16,055	$5,976	$11,325	$—	$33,356
Cost of revenues	13,235	4,432	8,155	—	25,822

Gross profit	2,820	1,544	3,170	—	7,534
Operating expenses
Selling, general and administrative	2,222	1,213	1,654	993	$6,082
Depreciation and amortization	231	110	156	46	543

Total operating expense	2,453	1,323	1,810	1,039	6,625

Segment operating income (loss)	$367	$221	$1,360	$(1,039)	$909

	Wireless	Manufacturing and	Business	Holding	Segment
	Infrastructure	Distribution	Solutions	Company	Totals

Three Month Period Ended
February 28, 2005 (Unaudited)
Net revenues	$9,835	$4,680	$5,634	$—	$20,149
Cost of revenues	8,692	3,424	4,324	—	16,440

Gross profit	1,143	1,256	1,310	—	3,709
Operating expenses
Selling, general and administrative	1,572	1,647	745	481	4,445
Depreciation and amortization	138	154	42	20	354

Total operating expense	1,710	1,801	787	501	4,799

Segment operating income (loss)	$(567)	$(545)	$523	$(501)	$(1,090)

	Wireless	Manufacturing and	Business	Holding	Segment
	Infrastructure	Distribution	Solutions	Company	Totals

Six Month Period Ended
February 28, 2006 (Unaudited)
Net revenues	$37,125	$11,611	$21,063	$—	$69,799
Cost of revenues	31,231	8,410	15,386	—	55,027

Gross profit	5,894	3,201	5,677	—	14,772
Operating expenses
Selling, general and administrative	4,203	2,614	3,035	1,687	11,539
Depreciation and amortization	419	217	310	78	1,024

Total operating expense	4,622	2,831	3,345	1,765	12,563

Segment operating income (loss)	$1,272	$370	$2,332	$(1,765)	$2,209

	Wireless	Manufacturing and	Business	Holding	Segment
	Infrastructure	Distribution	Solutions	Company	Totals

Six Month Period Ended
February 28, 2005 (Unaudited)
Net revenues	$24,535	$10,364	$10,298	$—	$45,197
Cost of revenues	21,096	7,518	7,984	—	36,598

Gross profit	3,439	2,846	2,314	—	8,599
Operating expenses
Selling, general and administrative	2,511	3,301	1,366	820	7,998
Depreciation and amortization	320	291	82	38	731

Total operating expense	2,831	3,592	1,448	858	8,729

Segment operating income (loss)	$608	$(746)	$866	$(858)	$(130)

	Wireless	Manufacturing and	Business	Holding	Segment
	Infrastructure	Distribution	Solutions	Company	Totals

As of February 28, 2006 (Unaudited)
CURRENT ASSETS
Cash and equivalents	$(668)	$442	$4,691	$(269)	$4,196
Restricted savings account	—	—	1,604	—	1,604
Available for sale investments	—	—	1,427	—	1,427
Accounts receivable, net	13,886	3,540	1,586	(15)	18,997
Costs and estimated earnings in excess of billings on uncompleted contracts	4,126	—	—	—	4,126
Inventory, net	3,447	3,636	45	—	7,128
Deferred tax asset	281	—	733	—	1,014
Prepaid expenses and other current assets	602	217	421	269	1,509

Total Current Assets	21,674	7,835	10,507	(15)	40,001

OTHER ASSETS
Property, plant & equipment, net	2,639	2,208	343	495	5,685
Goodwill	1,613	5,970	4,343	—	11,926
Other intangible assets, net	168	696	3,531	—	4,395
Accounts receivable — long term	600	—	—	—	600
Other long term assets	7	64	27	1,453	1,551

Total Other Assets	5,027	8,938	8,244	1,948	24,157

TOTAL ASSETS	$26,701	$16,773	$18,751	$1,933	$64,158

	Wireless	Manufacturing and	Business	Holding	Segment
	Infrastructure	Distribution	Solutions	Company	Totals

As of August 31, 2005 (Audited)
CURRENT ASSETS
Cash and equivalents	$414	$399	$3,103	$(129)	$3,787
Restricted savings account	—	—	1,484	—	1,484
Available for sale investments	—	—	2,199	—	2,199
Accounts receivable, net	16,736	3,315	1,304	3	21,358
Costs and estimated earnings in excess of billings on uncompleted contracts	2,681	—	—	—	2,681
Inventory, net	4,180	4,120	15	—	8,315
Deferred tax asset	451	—	563	—	1,014
Prepaid expenses and other current assets	940	198	421	231	1,790

Total Current Assets	25,402	8,032	9,089	105	42,628

OTHER ASSETS
Property, plant & equipment, net	2,077	2,212	306	469	5,064
Goodwill	1,423	5,970	4,287	—	11,680
Other intangible assets, net	192	740	3,773	—	4,705
Accounts receivable — long term	600	—	—	—	600
Other long term assets	—	55	18	336	409

Total Other Assets	4,292	8,977	8,384	805	22,458

TOTAL ASSETS	$29,694	$17,009	$17,473	$910	$65,086

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this report are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences, include, but are not limited to, the risks and uncertainties that are discussed under the heading “Management’s Discussion and Analysis or Plan of Operations.” The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors disclosed within Form 10-KSB for the year ended August 31, 2005 and the other documents filed by the Company with the Securities and Exchange Commission.
OVERVIEW
Fortune Diversified Industries, Inc. is a holding company headquartered in Indianapolis, Indiana. The term “Company” as used herein refers to Fortune Diversified Industries, Inc. and its subsidiaries unless the context otherwise requires. The Company conducts its business directly and through its wholly-owned subsidiaries.
The Company’s current operating focus is achieved through its following subsidiaries (grouped by segment):
- Wireless Infrastructure
James H. Drew Corp. (JH Drew); PDH, Inc. (PDH); Magtech Services, Inc. (Magtech);
Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Innovative
Telecommunications Consultants, Inc. (ITC); Telecom Technology Corp. (TTC); StarQuest
Wireless Services, Inc. (StarQuest); and Fortune Wireless, Inc (Fortune Wireless)
- Manufacturing and Distribution
Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); and
Commercial Solutions, Inc. (Commercial Solutions)
- Business Solutions
Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc.
(collectively “PSM”); and CSM, Inc. (CSM)
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
Wireless Infrastructure
The Wireless Infrastructure segment is conducted through the Company’s JH Drew, PDH, Magtech, Cornerstone Construction, ITC, TTC, StarQuest, and Fortune Wireless subsidiaries. JH Drew is a specialty contractor in the field of infrastructure, including fiber optics, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel. JH Drew has been operating over fifty years serving contractors and state departments of transportation throughout the Midwestern United States.

PDH offers a full range of network infrastructure and real estate development services to the telecommunications industry and other types of real estate network critical industries. PDH’s full service list of network real estate development services includes program management, site acquisition, land use planning, architectural & engineering design, construction management, co-location facilitation, environmental services, lease capitalization, lease renegotiation, site marketing and asset management.
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
Cornerstone Construction offers construction services to the telecommunications industry, primarily developing wireless networks for wireless carriers. Services include program and construction management and electrical, foundation, tower, antennae and line installations.
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
Manufacturing and Distribution
The Manufacturing and Distribution segment is conducted through the Company’s Nor-Cote, Kingston, and Commercial Solutions subsidiaries. Nor-Cote is a manufacturer of UV curable screen printing inks. Nor-Cote inks are printed on many types of plastic, metals and other substrates that are compatible with the UV curing process. Typical applications are plastic sheets, point-of-purchase (POP) signage, banners, decals, cell phones, bottles and containers, CD and DVD disks, rotary-screen printed labels, and membrane switch overlays for which Nor-Cote provides conductive ink. Nor-Cote has operating facilities in the United States, United Kingdom, and Singapore, with worldwide distributors located in South Africa, Australia, Canada, China, Colombia, Hong Kong, India, Indonesia, Italy, Japan, Korea, New Zealand, Poland, Spain, Taiwan, Thailand, Latin America and the United States.
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
Business Solutions
The Business Solutions segment is conducted through the Company’s PSM and CSM subsidiaries. PSM and CSM, Professional Employer Organizations (PEO’s), provide cost-effective employee administrative solutions to companies in 37 states nationwide. The PEO’s provide services typically managed by internal human resources and accounting departments — including payroll and tax processing and management, worker’s compensation and risk management, benefits administration, unemployment administration, human resource compliance services, 401k and retirement plan administration and employee assessments.

Holding Company
The Company’s revenues vary throughout the year. As is typical with construction companies, revenues and operating income are usually lowest in the Company’s second fiscal quarter ending February 28. In general, across the Company’s diversified businesses the negative business risks the Company faces are not unusual or specific to the Company. Like other companies and industries, the Company faces rising oil and health care costs. The Company also faces the potential adverse effects of natural disasters, terrorist attacks, unexpected negative downturns in the economy and new competition. These factors can have an adverse impact on revenues and costs throughout all of the Company’s business segments. Management is aware of these risks and works to manage the Company around and through these risks as a part of its planning and operational execution within the family of companies.
CRITICAL ACCOUNTING POLICIES
The Company’s accounting policies, which are in compliance with accounting principles generally accepted in the United States, require application of methodologies, estimates and judgments that have a significant impact on the results reported in the Company’s financial statements. Those policies that, in the belief of management, are critical and require the use of complex judgment in their application, are disclosed on Form 10-KSB for the year ended August 31, 2005. Since August 31, 2005, there have been no material changes to the Company’s critical accounting policies.
RESULTS OF OPERATIONS: COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005
Executive Overview of Financial Results
Net income available to common shareholders was $316, or $0.03 per share on revenues of $33,356 for the three month period ended February 28, 2006 compared with a net loss of ($1,324), or ($0.13) per share on revenues of $20,149 for the three month period ended February 28, 2005. This represents a 66% increase in revenues and a 124% percent increase in net income. Net income available to common shareholders was $1,163, or $0.10 per share on revenues of $69,799 for the six month period ended February 28, 2006 compared with a net loss of ($621), or ($0.06) per share on revenues of $45,197 for the six month period ended February 28, 2005. This represents a 54% increase in revenues and a 287% percent increase in net income. Revenue growth for the three and six month periods was due primarily to the acquisition of CSM in April, 2005 and increased demand in the marketplace for expansion and upgrades of wireless carrier networks in the Company’s real estate services, engineering and construction companies, resulting in record second quarter revenues in the Wireless Infrastructure segment. Each of the Company’s subsidiaries reported an increase in revenues for the three month period ending February 28, 2006 as compared to the three month period ending February 28, 2005. The increase in net income was primarily the result of the acquisition of CSM in April, 2005, a decrease in the Company’s expenses related to health and workers compensation insurance programs due to a decrease in claims paid in its Business Solutions segment, and reductions in selling, general and administrative expenses in the Manufacturing and Distribution segment. Additionally, interest expense increased 85% and 94% for the three and six month periods, respectively, due primarily to partial bank financing of the CSM acquisition and the Company’s issuance of a $7,500 long term convertible note payable in November 2005.

Wireless Infrastructure
Wireless Infrastructure segment operating results for the three and six month periods ended February 28, 2006 and 2005 are as follows:

	Three Months Ended				Six Months Ended
	February 28,	February 28,			February 28,	February 28,
	2006	2005	$	%	2006	2005	$	%
	(Unaudited)	(Unaudited)	Change	Change	(Unaudited)	(Unaudited)	Change	Change

Net revenues	$16,055	$9,835	$6,220	63%	$37,125	$24,535	$12,590	51%
Cost of revenues	13,235	8,692	4,543	52%	31,231	21,096	10,135	48%

Gross profit	2,820	1,143	1,677	147%	5,894	3,439	2,455	71%
Gross profit as % of revenue	18%	12%			16%	14%

Operating expenses
Selling, general and administrative	2,222	1,572	650	41%	4,203	2,511	1,692	67%
Depreciation and amortization	231	138	93	67%	419	320	99	31%

Total operating expense	2,453	1,710	743	43%	4,622	2,831	1,791	63%

Segment operating income	$367	$(567)	$934	165%	$1,272	$608	$664	109%

Revenues
Revenues for the three month period ended February 28, 2006 were $16,055 compared to $9,835 for the three month period ended February 28, 2005, an increase of $6,220 or 63%. Revenues for the six month period ended February 28, 2006 were $37,125 compared to $24,535 for the six month period ended February 28, 2005, an increase of $12,590 or 51%. Results are described by subsidiary as follows. Revenues at JH Drew increased $2,163 or 29% for the three month period and $4,310 or 22% for the six month period due primarily to mild winter weather and a change in job mix where JH Drew acted as general contractor, thereby having greater control over timing of completion and scheduling of their construction crews. The remaining increase in revenues was due primarily to increased demand by customers for wireless network expansion and upgrade services. The companies which provide this service include PDH, Cornerstone Construction, ITC and Magtech. These companies experienced revenue increases ranging from 73% to 297% for the six months ended February 28, 2006 as compared to the six months ended February 28, 2005 as a result of additional work procured from existing customers, geographic expansion and new customer contracts. Additionally, we believe the revenue increase is due to our ability to offer turnkey services to wireless carriers therefore creating an advantage over our competitors.
Gross Profit
Gross profit for the three month period ended February 28, 2006 was $2,820, representing 18% of revenues, compared to $1,143 representing 12% of revenues for the three month period ended February 28, 2005, an increase of $1,677, or 147%. Gross profit for the six month period ended February 28, 2006 was $5,894, representing 16% of revenues, compared to $3,439 representing 14% of revenues for the six month period ended February 28, 2005, an increase of $2,455, or 71%. Results are described by subsidiary as follows. Gross profit dollars at JH Drew increased for the three month period ended February 28, 2006 due to lower insurance claims and increased productivity due to the mild winter weather. For the six month period to date, these increases were offset somewhat by unfavorable job closings due to increased costs in one of JH Drew’s operating divisions. JH Drew generates lower profit margins than other subsidiaries within the Wireless Infrastructure segment due to the nature of its business in the highway construction industry as compared to certain other subsidiaries in the segment which operate in the service industry. The remaining gross profit increase for the three month and six month periods ending February 28, 2006 as compared to the same periods ending February 28, 2005 was due primarily to the increase in revenues discussed above in PDH, Cornerstone Construction, ITC and Magtech offset somewhat by increased costs associated with hiring of new personnel, market expansion and employee training.
Operating Income
Operating income for the three month period ended February 28, 2006 was $367, compared to an operating loss of ($567) for the three month period ended February 28, 2005, an increase of $934 or 165%. Operating income for the six month period ended February 28, 2006 was $1,272, compared to operating income of $608 for the six month period ended February 28, 2005, an increase of $664, or 109%. Results are described by subsidiary as follows. Operating income for the three and six month periods ending February 28, 2006 as compared to the same periods ending February 28, 2005 at JH Drew increased due mainly to the increase in gross profits discussed above. Operating income for the six month period ending February 28, 2006 as compared to the same period ending February 28, 2005, decreased in Cornerstone Construction and ITC due to increased selling, general and administrative expenses as the subsidiaries have increased their expansion efforts at a rate greater than revenues. Operating income for the six month period ending

February 28, 2006 as compared to the same period ending February 28, 2005, increased in PDH and Magtech as revenue increases outpaced their increase in expenses related to expansion.
Manufacturing and Distribution
Manufacturing and Distribution segment operating results for the three months ended February 28, 2006 and 2005 are as follows:

	Three Months Ended				Six Months Ended
	February 28,	February 28,			February 28,	February 28,
	2006	2005	$	%	2006	2005	$	%
	(Unaudited)	(Unaudited)	Change	Change	(Unaudited)	(Unaudited)	Change	Change

Net revenues	$5,976	$4,680	$1,296	28%	$11,611	$10,364	$1,247	12%
Cost of revenues	4,432	3,424	1,008	29%	8,410	7,518	892	12%

Gross profit	1,544	1,256	288	23%	3,201	2,846	355	12%
Gross profit as % of revenue	26%	27%			28%	27%

Operating expenses
Selling, general and administrative	1,213	1,647	(434)	-26%	2,614	3,301	(687)	-21%
Depreciation and amortization	110	154	(44)	-29%	217	291	(74)	-25%

Total operating expense	1,323	1,801	(478)	-27%	2,831	3,592	(761)	-21%

Segment operating income (loss)	$221	$(545)	$766	141%	$370	$(746)	$1,116	150%

Revenues
Revenues for the three month period ended February 28, 2006 were $5,976 compared to $4,680 for the three month period ended February 28, 2005, an increase of $1,296 or 28%. Revenues for the six month period ended February 28, 2006 were $11,611 compared to $10,364 for the six month period ended February 28, 2005, an increase of $1,247 or 12%. Results are described by subsidiary as follows. Revenues at Commercial Solutions and Kingston increased approximately 20% for the three month period and 14% for the six month ended February 28, 2006 as compared to the same periods ended February 2005 due primarily to increased product line offerings which was offset somewhat by the loss of preferred pricing through a master distributor agreement with a large manufacturer of commercial television products in April 2005. Revenue at Nor-Cote increased 19% for the three month period and 11% for six month period ended February 28, 2006 as compared to the same periods ended February 2005 due mainly to increased sales of POP/ decal inks and as a result of price increases across various product lines in July 2005. The increase in revenues at Nor-Cote was offset somewhat by lower Nor-Cote U.S. sales to the loose leaf, tag and label and compact disk markets due to competition.
Gross Profit
Gross profit for the three month period ended February 28, 2006 was $1,544 representing 26% of revenue, compared to $1,256 representing 27% of revenue for the three month period ended February 28, 2005, an increase of $288, or 23%. Gross profit for the six month period ended February 28, 2006 was $3,201 representing 28% of revenue, compared to $2,846 representing 27% of revenue for the six month period ended February 28, 2005, an increase of $355, or 12%. Results are described by subsidiary as follows. Gross profit and gross profit as a percentage of revenues increased for the three and six month periods ended February 28, 2006 at Commercial Solutions and Kingston as compared to the same periods ended February 28, 2005 due primarily to a shift in sales focus resulting in higher margin commercial and retail sales as opposed to sales to other distributors. Gross profit at Nor-Cote increased slightly due to price increases that were offset somewhat by an increase in raw material prices and additional costs related to opening a new blending facility in July 2005. Gross profit as a percent of revenue is lower at Commercial Solutions and Kingston as compared to Nor-Cote due to the different nature of the business.
Operating Income
Operating income for the three month period ended February 28, 2006 was $221, compared to an operating loss of ($545) for the three month period ended February 28, 2005, an increase of $766, or 141%. Operating income for the six month period ended February 28, 2006 was $370, compared to an operating loss of ($746) for the six month period ended February 28, 2005, an increase of $1,116, or 150%. Results are described by subsidiary as follows.

Operating income at Nor-Cote, Commercial Solutions and Kingston increased due to the increase in gross profits described above as well as a reduction in administrative and sales personnel.
Business Solutions
Business Solutions segment operating results for the three month periods ended February 28, 2006 and 2005 are as follows:

	Three Months Ended				Six Months Ended
	February 28,	February 28,			February 28,	February 28,
	2006	2005	$	%	2006	2005	$	%
	(Unaudited)	(Unaudited)	Change	Change	(Unaudited)	(Unaudited)	Change	Change

Net revenues	$11,325	$5,634	$5,691	101%	$21,063	$10,298	$10,765	105%
Cost of revenues	8,155	4,324	3,831	89%	15,386	7,984	7,402	93%

Gross profit	3,170	1,310	1,860	142%	5,677	2,314	3,363	145%
Gross profit as % of revenue	28%	23%			27%	22%

Operating expenses
Selling, general and administrative	1,654	745	909	122%	3,035	1,366	1,669	122%
Depreciation and amortization	156	42	114	271%	310	82	228	278%

Total operating expense	1,810	787	1,023	130%	3,345	1,448	1,897	131%

Segment operating income	$1,360	$523	$837	160%	$2,332	$866	$1,466	169%

Revenues
Revenues for the three month period ended February 28, 2006 were $11,325, compared to $5,634 for the three month period ended February 28, 2005, an increase of $5,691, or 101%. Revenues for the six month period ended February 28, 2006 were $21,063, compared to $10,298 for the six month period ended February 28, 2005, an increase of $10,765, or 105%. The increase in revenues was primarily due to the acquisition of CSM on April 5, 2005, which reported revenues of $4,311 and $8,140 for the three and six month periods ended February 28, 2006, respectively. Additionally, PSM’s revenues increased 21% for the three and six month periods ended February 28, 2006 as compared to the same periods ended February 28, 2005 due mainly to an increase in customer base. Though PSM and CSM’s primary focus involves fee revenue associated with the administration of payroll and employee benefits, the companies continue to expand other services including human resource outsourcing, employment training and testing. The business variables that PSM and CSM work to overcome include the volatile insurance industry, government regulations on employment, and the risk of partially self funded or high deductible insurance reserves.
Gross Profit
Gross profit for the three month period ended February 28, 2006 was $3,170, representing 28% of revenue, compared to $1,310, representing 23% of revenue for the three month period ended February 28, 2005, an increase of $1,860, or 142%. Gross profit for the six month period ended February 28, 2006 was $5,677 representing 27% of revenue, compared to $2,314 representing 22% of revenue for the six month period ended February 28, 2005, an increase of $3,363, or 145%. The increase in gross profit was due primarily to the acquisition of CSM, which had reported gross profits of $1,104 and $2,084, or 26% and 26% of revenues for the three and six month periods ended February 28, 2006, respectively. The remaining increase in gross profit was due mainly to lower claims expense with PSM’s health and workers compensation insurance programs.
Operating Income
Operating income for the three month period ended February 28, 2006 was $1,360, compared to $523 for the three month period ended February 28, 2005, an increase of $837, or 160%. Operating income for the six month period ended February 28, 2006 was $2,332, compared to $866 for the six month period ended February 28, 2005, an increase of $1,466, or 169%. The increase in operating income was due primarily to the acquisition of CSM, which had reported operating income of $277 and $544 for the three and six month period ended February 28, 2006, respectively. The remaining increase in operating income was due primarily to the increase in gross profits of PSM described above.

Holding Company
Operating Expense
The Holding Company does not have any income producing operating assets. As such, the operating loss was equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the three month period ended February 28, 2006 were $1,039, compared to $501 for the three month period ended February 28, 2005, an increase of $538, or 107%. Operating expenses for the six month period ended February 28, 2006 were $1,765, compared to $858 for the six month period ended February 28, 2005, an increase of $907, or 106%. The increase was due to the Company’s hiring of additional personnel in accounting and information technology departments and as a result of increased accounting and legal expenses primarily as a result of corporate growth.
Interest Expense
Interest expense was $598 for the three month period ended February 28, 2006, compared to $323 for the three month period ended February 28, 2005, an increase of $275, or 85%. Interest expense was $1,142 for the six month period ended February 28, 2006, compared to $589 for the six month period ended February 28, 2005, an increase of $553, or 94%. The three and six month period increase was primarily due to partial bank financing of the CSM acquisition in April 2005 as well additional borrowing under the line of credit and issuance of a convertible term in November 2005 for working capital needs.
As of February 28, 2006, the Company was not in compliance with certain bank debt covenants; however, the bank has granted a waiver of default remedies with respect to noncompliance as a result of guarantees pledged by certain shareholders of the Company. Future non-issuance of the waiver could negatively affect our future performance; however, the Company believes there is no reason a waiver would not be granted.
Income Taxes
There was no income tax expense for the three month period ended February 28, 2006. There was $21 of state income tax expense for the six month period ended February 28, 2006. Federal income tax expense was offset through the release of the Company’s valuation allowance to the extent of current period earnings. As of February 28, 2006, the Company reported no additional release of the valuation allowance for future periods. Management deems the likelihood of incurring taxable income for fiscal year ending August 31, 2006, in excess of the deferred tax benefit of $1,014, to be more likely than not.
Management believes the majority of the Company’s remaining net operating loss carryforwards may be absorbed in fiscal year 2006. As a result of the release of the valuation allowance to offset 100% of current federal taxes and recognition of the deferred tax benefit, the Company’s effective tax rate is substantially lower than statutory rates.
LIQUIDITY AND CAPITAL RESOURCES
The Company had working capital of $7,074 at February 28, 2006 compared with $1,200 at August 31, 2005. The increase in working capital was primarily due to a $4,466 decrease in borrowings on the line of credit with the bank, which occurred as a result of the Company’s borrowings on a long term convertible note issued in November 2005. Current assets are composed primarily of cash and equivalents, net accounts receivable, marketable securities, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts.
The Company’s principal sources of liquidity included cash and equivalents and marketable securities of $5,623 and $5,986 at February 28, 2006 and August 31, 2005, respectively. At February 28, 2006 the Company had $2,468 available on its line of credit with the bank.
Operating Activities
Net cash flow provided by operating activities was $461 for the six month period ended February 28, 2006 compared to $912 for the six month period ended February 28, 2005. The decrease of $451 was primarily due to a decrease in current liabilities. Cash flows provided by operating activities are historically the highest in our third and fourth quarters and lowest in our second quarter due to the seasonality of our construction business within the wireless infrastructure segment.
Investing Activities
Net cash flow used in investing activities was ($1,674) for the six month period ended February 28, 2006 compared to ($1,240) for the six month period ended February 28, 2005. The increase of $434 was primarily due additional capital expenditures in the Company’s Cornerstone Construction subsidiary related to increased work and geographic expansion.
The Company expects future requirements for capital expenditures will include expenditures in the ordinary course of business and infrastructure expansion within the wireless communications division. We expect to fund such capital expenditures with cash generated from operating activities and borrowings under our existing line of credit or a new line of credit.
Financing Activities
Net cash flow provided by financing activities was $1,632 for the six month period ended February 28, 2006 compared to $1,287 for the six month period ended February 28, 2005. The increase of $345 was the result of borrowings under a convertible term note issued to finance in part operating uses of cash, capital expenditures and acquired businesses.
On November 21, 2005, we issued a convertible term note (“the Note”), in the principal amount of $7,500 to Laurus. The Note is convertible into shares of the Company’s common stock at an initial fixed conversion price of $5.50 per share. The Company also issued to Laurus a warrant, to purchase up to 272,727 shares of the Company’s common stock at an exercise price of $6.50 per share with a term of five years. In connection with the Laurus financing, the Company also issued to CB Capital a warrant to purchase up to 13,636 shares of the Company’s common stock at an exercise price of $6.50 per share with a term of five years on January 25, 2006. If the Note and Warrants were fully converted as of February 28, 2006, earnings per share would have decreased $0.01 per share for the six month period ended February 28, 2006 from $0.11 currently diluted under the weighted average method to $0.10 per share.
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
The Company reviews, as opportunities arise, the potential acquisition and/or operation of other businesses. Any such action will be based upon the Company’s analysis of the specific business and the respective industry, as well as the Company’s ability to utilize a capital structure that is beneficial to the Company’s shareholders.
The Company’s short and long term capital requirements will depend upon many factors, including whether it acquires and/or operates other businesses and the operating success of its current operating segments. Many of these and other factors are beyond the Company’s control.
Management anticipates continued growth in the Company’s Wireless Infrastructure segment. This growth is expected to create the demand for increasing investment in working capital. This investment in working capital may require additional debt or equity financing.
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
Marketable Securities
All marketable securities are included in the Company’s balance sheet at current fair market value. There was $5 and ($13) realized gains and losses from the sale of marketable securities for the three month period ended February 28, 2006 and 2005, respectively. There was $5 and ($42) of realized gains and losses for the six month period ended February 28, 2006 and 2005, respectively. There were unrealized gains and losses of ($57) and $115 as of February 28, 2006 and 2005, respectively. There were no other-than-temporary impairment charges recognized. While the Company is carrying the investments at their amortized costs, the Company loaned $800 from the marketable securities account during the six month period ending February 28, 2006 for working capital requirements.
TRANSACTIONS WITH RELATED PARTIES
Transactions with related parties occurred in the normal course of operations and are measured at the agreed amount, which is the amount of consideration established and agreed to by the related parties (refer to Note 13 of the accompanying consolidated financial statements).
The Company maintains various equipment and office leases with related shareholders of the Company. Related party transactions in the three month period ended February 28, 2006 and 2005 totaled $232 and $151, respectively. Related party transactions in the six month period ended February 28, 2006 and 2005 totaled $460 and $298, respectively. The increase is due to one additional related party operating lease and due to fair value rent increases as stated in each respective agreement.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table summarizes our contractual obligations as of February 28, 2006:

	Payments Due By
Contractual obligation	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years

Long-term debt and capital lease obligations	$13,646	$1,341	$7,849	$4,456	$—
Operating lease	4,209	1,556	1,902	426	325

Total	$17,855	$2,897	$9,751	$4,882	$325

Operating leases represent the total future minimum lease payments.
OFF BALANCE SHEET ARRANGEMENTS
The Company does not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The Company will continue to evaluate what effect, if any, the recognition and measurement provisions will have on its consolidated financial statements and related disclosures in future periods.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on our variable rate line of credit and convertible term note as described in Note 9 to the consolidated financial statements. Approximately 98% of the Company’s debt as of February 28, 2006 bears interest at variable rates. Based on amounts outstanding at February 28, 2006, if the interest rate on the Company’s variable debt were to increase by 1.0%, annual interest expense would be higher by approximately $278.

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect the disclosure controls and procedures or internal controls can prevent all error and all fraud. The Company’s management also recognizes that, because the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and also is subject to other inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives.
The Company carries out ongoing procedures under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the period covered by this report. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that are reasonably likely to significantly affect internal controls over financial reporting.
PART II—OTHER INFORMATION.
Item 1. Legal Proceedings.
The Company is not involved in any legal proceedings or claims that management believes will have a material adverse effect on the Company’s business or financial condition.
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

Fortune Diversified Industries, Inc. (Registrant)

Date: April 12, 2006	By:	/s/ John F. Fisbeck
John F. Fisbeck,
Chief Executive Officer

Date: April 12, 2006	By:	/s/ Amy Gallo
Amy Gallo,
Chief Financial Officer