Form 10-Q
period 2006-05-31
FORTUNE INDUSTRIES, INC.
filed 2006-07-14
CIK 851249

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2006

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-19049

                            FORTUNE INDUSTRIES, INC.
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

                      FORTUNE DIVERSIFIED INDUSTRIES, INC.
          (Former Name or Former Address, if Changed Since Last Report)

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

Yes [ ]  No [X]

As of July 12, 2006, 10,534,843 shares of the Company's $0.10 per share par value common stock were outstanding.

                            FORTUNE INDUSTRIES, INC.
                                    FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2006

                                      INDEX


                                                                                                               Page
PART  I.    Financial Information

        ITEM 1.    Financial Statements

             Consolidated Statements of Operations for the three and nine month periods ended May
             31, 2006 and 2005 (unaudited)                                                                       3

             Consolidated Balance Sheets as of May 31, 2006 (unaudited) and August 31, 2005                      4

             Consolidated Statement of Changes in Shareholders' Equity for the nine month period
             ended May 31, 2006 (unaudited)                                                                      6

             Consolidated Statements of Cash Flows for the nine month periods ended May 31, 2006 and
             2005 (unaudited)                                                                                    7

             Notes to the Consolidated Financial Statements                                                      9

        ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                                   28

        ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk                                   37

        ITEM 4.    Controls and Procedures                                                                      37

PART II.    Other Information

        ITEM 1.    Legal Proceedings                                                                            37

        ITEM 1A.   Risk Factors                                                                                 38

        ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                  38

        ITEM 3.    Defaults Upon Senior Securities                                                              38

        ITEM 4.    Submission of Matters to a Vote of Security Holders                                          38

        ITEM 5.    Other Information                                                                            38

        ITEM 6.    Exhibits                                                                                     38

Signatures                                                                                                      39

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                    FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTH PERIOD ENDED         NINE MONTH PERIOD ENDED
                                                                      MAY 31,         MAY 31,         MAY 31,         MAY 31,
                                                                       2006            2005            2006            2005
                                                                   ------------    ------------    ------------    ------------
NET REVENUES
Net revenues wireless infrastructure services                      $      2,434    $      3,690    $      9,792    $      8,713
Net revenues wireless infrastructure products                            20,096          14,259          49,863          33,771
Net revenues manufacturing and distribution                               5,815           5,665          17,426          16,029
Net revenues business solutions (gross billings of $69,689
        and $51,868 less worksite employee payroll costs of
        $58,566 and $43,578 for the three months ended May 31,
        2006 and 2005, respectively; and gross billings of
        $217,635 and $124,911 less worksite employee payroll
        costs of $185,449 and $106,323 for the nine months
        ended May 31, 2006 and 2005, respectively)                       11,123           8,290          32,186          18,588
                                                                   ------------    ------------    ------------    ------------
            TOTAL NET REVENUES                                           39,468          31,904         109,267          77,101

COST OF REVENUES
Cost of revenues wireless infrastructure services                         2,003           2,296           6,749           5,691
Cost of revenues wireless infrastructure products                        17,078          12,605          43,563          30,306
Cost of revenues manufacturing and distribution                           4,024           3,974          12,434          11,492
Cost of revenues business solutions                                       8,793           6,398          24,179          14,382
                                                                   ------------    ------------    ------------    ------------
            TOTAL COST OF REVENUES                                       31,898          25,273          86,925          61,871
                                                                   ------------    ------------    ------------    ------------

GROSS PROFIT                                                              7,570           6,631          22,342          15,230

OPERATING EXPENSES
        Selling, general and administrative expenses                      6,182           4,814          17,721          12,812
        Depreciation and amortization                                       596             472           1,620           1,203
                                                                   ------------    ------------    ------------    ------------
            Total Operating Expenses                                      6,778           5,286          19,341          14,015
                                                                   ------------    ------------    ------------    ------------

OPERATING INCOME                                                            792           1,345           3,001           1,215

OTHER INCOME (EXPENSE)
        Interest income                                                     116              11             258              29
        Interest expense                                                   (649)           (383)         (1,791)           (972)
        Gain (loss) on investments in marketable securities, net              3             -                 8             (42)
        Exchange rate gain (loss)                                            15              (9)             12              50
        Other income (expense)                                               13              50              69             177
                                                                   ------------    ------------    ------------    ------------
            Total Other Income (Expense)                                   (502)           (331)         (1,444)           (758)
                                                                   ------------    ------------    ------------    ------------

NET INCOME BEFORE PROVISION FOR INCOME TAXES                                290           1,014           1,557             457

Provision (Benefit) for Income Taxes                                         23             (64)             44             -
                                                                   ------------    ------------    ------------    ------------

NET INCOME                                                                  267           1,078           1,513             457

Preferred Stock Dividends                                                   124             -               207             -
                                                                   ------------    ------------    ------------    ------------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                        $        143    $      1,078    $      1,306    $        457
                                                                   ============    ============    ============    ============

BASIC INCOME PER COMMON SHARE                                      $       0.01    $       0.10    $       0.12    $       0.04
                                                                   ============    ============    ============    ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                            10,549,953      10,420,549      10,556,546      10,420,549
                                                                   ============    ============    ============    ============

DILUTED INCOME PER COMMON SHARE                                    $       0.01    $       0.10    $       0.11    $       0.04
                                                                   ============    ============    ============    ============

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                          12,218,422      10,420,549      11,725,290      10,420,549
                                                                   ============    ============    ============    ============

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

                    FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 MAY 31,      AUGUST 31,
                                                                  2006           2005
                                                               (UNAUDITED)    (AUDITED)
                                                               -----------    ----------
                                        ASSETS
CURRENT ASSETS
       Cash and equivalents                                      $ 3,570        $ 3,787
       Restricted savings account                                  1,622          1,484
       Marketable securities                                       2,162          2,199
       Accounts receivable, net                                   20,617         21,358
       Costs and estimated earnings in excess of billings
          on uncompleted contracts                                 6,143          2,681
       Inventory, net                                              7,712          8,315
       Deferred tax asset                                          1,014          1,014
       Prepaid expenses and other current assets                   1,504          1,790
                                                                 -------        -------
               Total Current Assets                               44,344         42,628

OTHER ASSETS
       Property, plant & equipment, net                            6,162          5,064
       Goodwill                                                   11,736         11,680
       Other intangible assets, net                                4,239          4,705
       Long-term accounts receivable                                 600            600
       Other long-term assets                                      1,641            409
                                                                 -------        -------
               Total Other Assets                                 24,378         22,458
                                                                 -------        -------

               TOTAL ASSETS                                      $68,722        $65,086
                                                                 =======        =======

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

                    FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      MAY 31,          AUGUST 31,
                                                                        2006             2005
                                                                    (UNAUDITED)        (AUDITED)
                                                                    -----------        ----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Lines of credit                                                $ 17,611         $ 18,998
       Current maturities of long-term debt                              2,550            2,675
       Accounts payable                                                  8,095            7,095
       Health and workers' compensation reserves                         3,247            4,000
       Accrued expenses                                                  3,791            6,288
       Billings in excess of costs and estimated earnings on
            uncompleted contracts                                        2,299            2,101
       Other current liabilities                                           383              271
                                                                      --------         --------
            Total Current Liabilities                                   37,976           41,428

LONG-TERM LIABILITIES
       Long-term debt, less current maturities                           2,934            4,898
       Convertible term note                                             7,500              -
       Line of credit - related party                                      -              6,618
       Other long-term liabilities                                         350               69
                                                                      --------         --------
            Total Long-Term Liabilities                                 10,784           11,585
                                                                      --------         --------

            Total Liabilities                                           48,760           53,013

SHAREHOLDERS' EQUITY
       Common stock, $0.10 par value; 150,000,000 authorized;
         10,534,843 and 10,559,843 issued and outstanding at
         May 31, 2006 and August 31, 2005, respectively                  1,046            1,046
       Preferred stock, $0.10 par value; 1,000,000 authorized;
         66,180 and 0 issued and outstanding at May 31, 2006
         and August 31, 2005, respectively                               6,618              -
       Additional paid-in capital and warrants outstanding              17,388           17,340
       Accumulated deficit                                              (5,100)          (6,406)
       Accumulated other comprehensive income                               10               93
                                                                      --------         --------
            Total Shareholders' Equity                                  19,962           12,073
                                                                      --------         --------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 68,722         $ 65,086
                                                                      ========         ========

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

                    FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                               ADDITIONAL
                                                                PAID-IN                   ACCUMULATED
                                                                CAPITAL                      OTHER         TOTAL
                                         COMMON    PREFERRED  AND WARRANTS  ACCUMULATED  COMPREHENSIVE  SHAREHOLDERS'  COMPREHENSIVE
                                          STOCK      STOCK     OUTSTANDING    DEFICIT       INCOME         EQUITY          INCOME
                                          -----      -----     -----------    -------       ------         ------          ------
BALANCE AT AUGUST 31, 2005                $1,046   $    -       $ 17,340      $(6,406)      $    93       $ 12,073
                                          ======   ========     ========      =======       =======       ========
Issuance of 66,180 shares of preferred
  stock                                      -        6,618          -            -             -            6,618       $    -
Purchase accounting adjustment               -          -             48          -             -               48            -
Net income                                   -          -            -          1,513           -            1,513          1,513
Dividends                                    -          -            -           (207)          -             (207)           -
Foreign currency translation
  adjustments, net of tax                    -          -            -            -              66             66             66
Unrealized losses on
  investments, net of tax                    -          -            -            -            (149)          (149)          (149)
                                          ------   --------     --------      -------       -------       --------       --------

Total comprehensive income                   -          -            -            -             -              -         $  1,430
                                          ------   --------     --------      -------       -------       --------       ========

BALANCE AT MAY 31, 2006                   $1,046   $  6,618     $ 17,388      $(5,100)      $    10       $ 19,962
                                          ======   ========     ========      =======       =======       ========

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

                    FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              NINE MONTH PERIOD ENDED
                                                                               MAY 31,      MAY 31,
                                                                                2006         2005
                                                                               -------      -------
OPERATING ACTIVITIES
     Net Income                                                                $ 1,513      $   457
     Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation and amortization                                            1,620        1,203
        (Gain) Loss on sale of investments                                          (8)          40
        Loss on disposal of fixed assets                                           -              5
        (Increase) decrease in certain operating assets:
           Restricted cash                                                        (138)        (737)
           Accounts receivable, net                                                741       (2,338)
           Costs and estimated earnings in excess of billings on
              uncompleted contracts                                             (3,462)        (286)
           Inventory, net                                                          616          263
           Prepaid assets and other current assets                                 286          170
           Other long-term assets                                                 (274)          27
        Increase (decrease) in certain operating liabilities:
           Accounts payable                                                      1,000        1,419
           Health and workers' compensation reserves                              (753)       1,067
           Accrued expenses and other current liabilities                       (2,337)      (3,815)
           Billings in excess of costs and estimated earnings on
              uncompleted contracts                                                198         (217)
           Due to related party                                                    -            -
           Other long-term liabilities                                              15          -
                                                                               -------      -------
              Net Cash Used in Operating Activities                               (983)      (2,742)

INVESTING ACTIVITIES
     Capital expenditures                                                       (2,139)      (1,164)
     Purchases of marketable securities                                            (24)        (132)
     Acquisition of productive assets and businesses, net of cash received        (262)      (1,371)
                                                                               -------      -------
              Net Cash Used in Investing Activities                             (2,425)      (2,667)

FINANCING ACTIVITIES
     Dividends on preferred stock                                                 (207)         -
     Proceeds from convertible debentures                                        6,808          -
     Borrowings on short-term debt                                                 -            800
     Net borrowings (payments) under line of credit                             (1,387)       5,970
     Borrowings on long-term debt                                                  -          1,598
     Payments on long-term debt                                                 (2,089)      (2,566)
                                                                               -------      -------
              Net Cash Provided by Financing Activities                          3,125        5,802

              Effect of exchange rate changes on cash                               66            5
                                                                               -------      -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                   (217)         398

CASH AND EQUIVALENTS
     Beginning of Period                                                         3,787        3,527
                                                                               -------      -------

     End of Period                                                             $ 3,570      $ 3,925
                                                                               =======      =======

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

                    FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                           NINE MONTH PERIOD ENDED
                                                                           MAY 31,         MAY 31,
                                                                            2006            2005
                                                                           -------         -------
SUPPLEMENTAL DISCLOSURES
     Interest paid                                                         $ 1,679         $   865
                                                                           =======         =======

     Taxes paid                                                            $    44         $   -
                                                                           =======         =======

     Unrealized net gain (loss) on marketable securities                   $  (149)        $    67
                                                                           =======         =======

     Non-cash investing and financing activities:
           Issuance of preferred stock for debt extinguishment             $ 6,618         $   -
           Issuance of warrants in connection with loan refinancing            266             -
                                                                           -------         -------
                                                                           $ 6,884         $   -
                                                                           =======         =======

     Acquisition of Audio - Video Revolution, Inc.:
           Fair value of assets acquired                                   $   262
           Cash paid                                                           262
                                                                           -------
           Liabilities recorded                                            $   -
                                                                           =======

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

                    FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
                             EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2005 Annual Report on Form 10-KSB filed by Fortune Industries, Inc. (together with its subsidiaries unless the context requires otherwise, the "Company"). The accompanying unaudited consolidated financial statements have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The operating results for the three and nine month periods ended May 31, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Effective April 13, 2006, the Company's shareholders approved an amendment of the Company's Restated Articles of Incorporation to change the name of the Company from Fortune Diversified Industries, Inc. to Fortune Industries, Inc.

Nature of Business: Fortune Industries, Inc. is a holding company headquartered in Indianapolis, Indiana. The Company conducts its business directly and through its wholly-owned subsidiaries.

The Company's current operating focus is achieved through its following fourteen subsidiaries (grouped by segment):

         - Wireless Infrastructure

               James H. Drew Corp. (JH Drew); PDH, Inc. (PDH); Magtech Services, Inc. (Magtech); Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Innovative Telecommunications Consultants, Inc. (ITC); Audio - Video Revolution, Inc. (AVR); Telecom Technology Corp. (TTC); StarQuest Wireless Services, Inc. (StarQuest); and Fortune Wireless, Inc. (Fortune Wireless)

         - Manufacturing and Distribution

               Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); and Commercial Solutions, Inc. (Commercial Solutions)

         - Business Solutions

               Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"); and CSM, Inc. (CSM)

The Wireless Infrastructure segment is composed of businesses that provide wireless services and products. PDH, Magtech, ITC, AVR, and StarQuest generate revenues from providing wireless services while JH Drew and Cornerstone Construction generate revenue from providing wireless products. TTC generates revenues from providing both wireless services and products. Additionally, Fortune Wireless is a direct subsidiary of the holding company and the owner of the stock of certain entities comprising the Wireless Infrastructure segment including PDH, Cornerstone Construction, ITC and Magtech.

Effective September 1, 2005, the Company is no longer eligible as a small business reporter on Form 10-QSB under Regulation S-B but is subject to the reporting requirements on Form 10-Q under Regulation S-K.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Fortune Industries, Inc. and its wholly-owned subsidiaries. Nor-Cote contains foreign subsidiaries from the United Kingdom, and Singapore, which have been eliminated in consolidation at the Nor-Cote subsidiary level. All significant inter-company accounts and transactions of the Company have been eliminated.

Foreign Currency Translation: Assets and liabilities of the foreign subsidiaries of the Company's wholly owned Nor-Cote subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of the period. Revenue and expense accounts are translated at a weighted-average of exchange rates in effect during the year. Translation adjustments that arise from translating the subsidiaries' financial statements from local currency to U.S. dollars are accumulated and presented, net of tax, as a separate component of shareholders' equity.

Comprehensive Income (Loss): Comprehensive income (loss) refers to the change in an entity's equity during a period resulting from all transactions and events other than capital contributed by and distributions to the entity's owners. For the Company, comprehensive income (loss) is equal to net income plus the change in unrealized gains or losses on investments and the change in foreign currency translation adjustments. The Company has elected to report comprehensive income
(loss) in the consolidated statement of shareholders' equity.

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

Revenue and Cost Recognition: In the Wireless Infrastructure segment, Fortune Wireless, PDH, ITC, AVR, and Magtech enter into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within nine months. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached. Cornerstone Construction and JH Drew recognize revenue using the percentage of completion method on contracts in process. Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated cost of the contract. The estimated total cost of a contract is based upon management's best estimate of the remaining costs that will be required to complete a project. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs and estimated earnings in excess of billings on uncompleted contracts are shown as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are shown as a current liability. Anticipated losses on contracts, if any, are recognized when they become evident. TTC and StarQuest recognize revenue when product is shipped and installation is complete.

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

Consistent with their revenue recognition policy, PSM and CSM's direct costs do not include the payroll cost of its worksite employees. The Company's direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers' compensation insurance costs.

Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

Cash and Equivalents: Cash and equivalents may include money market fund shares, bank time deposits, certificates of deposits, and other instruments with original maturities of three months or less.

Marketable Securities: Marketable securities include common stocks classified as available for sale investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair value based on current market quotations. Unrealized holding gains and losses, net of tax, are not included in "net income," but are accounted for as "other comprehensive income" and reflected as a separate component of the change in shareholders' equity. The cost of securities used to compute realized gains and losses is based on specifically identified securities. The fair value of investment securities is determined by currently available market prices. Dividends on marketable equity securities are recognized in income when declared.

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

Stock-based Compensation: In December 2004, the FASB issued Statement No. 123R (SFAS 123R), "Share-Based Payment". This statement is a revision of SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). On September 1, 2005, the Company adopted the provisions of SFAS 123R using the modified prospective method. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement required entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Prior to fiscal 2006, the Company elected to follow APB 25 and to adopt the disclosure-only provisions as required under SFAS 123, and the Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS 148).

The adoption of this statement resulted in increased salaries, wages, and related expenses. The amount of the impact was immaterial to the Company for the three and nine month periods ended May 31, 2006.

At May 31, 2006, the Company had 5,000 warrants vested and outstanding with an exercise price of $10.00. The weighted average remaining contractual term on these options is approximately 2.25 years. For purposes of pro forma disclosure, for the period ended May 31, 2005, the estimated fair value of the warrants is amortized to expense over the vesting period. Under the fair value method, the Company's net income and earnings per share would have been immaterially different than reported for each respective period as there were no other warrants or options issued.

Effective April 13, 2006, the Company's shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted shares and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock. As of May 31, 2006, no shares have been issued under this plan.

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

Research and Development Costs: Research and development costs are expensed as incurred and totaled $131 and $110 for the three month periods ended May 31, 2006 and 2005, respectively. Research and development costs totaled $372 and $353 for the nine month periods ended May 31, 2006 and 2005, respectively. Research and development expense is recorded in the Company's Nor-Cote subsidiary.

Warrants Issued With Convertible Debt: The Company has issued and anticipates issuing warrants along with debt and equity instruments to third parties. These issuances are recorded based on the fair value of these instruments. Warrants and equity instruments require valuation using the Black-Scholes model and other techniques, as applicable, and consideration of various assumptions including but not limited to the volatility of the Company's stock, risk free rates and the expected lives of these equity instruments.

Debt and equity issuances may have features which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the case of preferred stock instruments. No issuances have beneficial conversion terms as of May 31, 2006.

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

The Company's PSM subsidiary has elected to enter into a partially self-funded arrangement related to worksite employees' health and accident benefit programs. Under the insurance policy, PSM's self-funded liability is limited to $180 per employee, with an aggregate liability limit of approximately $11,225. The liability limits are adjusted monthly, based on the number of participants.

Workers' Compensation: The Company's PSM and CSM subsidiaries maintain loss-sensitive workers' compensation insurance program. Under the insurance policies established at each company, PSM and CSM's self funded liability is limited to $250 per incident, with an aggregate liability limit of approximately $1,100.


NOTE 2 - ACQUISITIONS AND PRO FORMA RESULTS

ACQUISITIONS

During the nine month period ended May 31, 2006, the Company had the following acquisition:

AUDIO - VIDEO REVOLUTION, INC.

The Company's TTC subsidiary acquired certain assets and assumed certain liabilities of Audio - Video Revolution, Inc. ("AVR") through an asset purchase agreement entered into as of November 14, 2005 by and among AVR, an Indiana corporation, George Summers, Gilbert Pritt, and TTC. Purchased assets in the agreement include, at a minimum, goodwill, proprietary property and products, furniture, equipment, machinery and other intellectual property. TTC's acquisition of AVR enabled TTC to offer a wider range of design, engineering and installation of structured cabling systems for the residential and commercial marketplace.

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of AVR at the acquisition date:

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
                                                          ----
                                                          $262
                                                          ====


Subsequent to May 31, 2006, the Company acquired James Westbrook & Associates, LLP as disclosed in Note 15, Subsequent Events.

PRO FORMA RESULTS

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the AVR, Ink Source, Magtech, EI Solution, and CSM acquisitions that have been described above or in the Company's prior periodic filings had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future.

                                                        Three Month Period Ended             Nine Month Period Ended
                                                        May 31,           May 31,           May 31,            May 31,
                                                         2006              2005              2006               2005
                                                      (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
                                                     ------------      ------------      ------------      ------------
Net revenue                                          $     39,468      $     33,256      $    109,267      $     85,820
Cost of revenues                                           31,898            26,426            86,925            69,272
                                                     ------------      ------------      ------------      ------------
Gross profit                                                7,570             6,830            22,342            16,548

Operating expenses                                          6,778             5,817            19,341            15,998
                                                     ------------      ------------      ------------      ------------
Operating income                                              792             1,013             3,001               550

Other income (expense)                                       (502)             (360)           (1,444)             (754)
                                                     ------------      ------------      ------------      ------------
Net income (loss) before provision
for income taxes                                              290               653             1,557              (204)

Provision for income taxes                                     23               (64)               44                 -
                                                     ------------      ------------      ------------      ------------
Net income (loss)                                             267               717             1,513              (204)

Preferred stock dividends                                     124                 -               207                 -
                                                     ------------      ------------      ------------      ------------

Net income (loss) available to common
shareholders                                         $        143      $        717      $      1,306      $       (204)
                                                     ============      ============      ============      ============

Basic income (loss) per common share                 $       0.01      $       0.07      $       0.12      $      (0.02)
                                                     ============      ============      ============      ============

Basic weighted average number of common
shares outstanding                                     10,549,943        10,420,549        10,556,546        10,420,549
                                                     ============      ============      ============      ============

Diluted income (loss) per common share               $       0.01      $       0.07      $       0.11      $      (0.02)
                                                     ============      ============      ============      ============

Diluted weighted average number of common shares
outstanding                                            12,218,422        10,420,549        11,725,290        10,420,549
                                                     ============      ============      ============      ============


NOTE 3 - ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Accounts receivable and contracts receivable are summarized as follows:

                                                               May 31,         August 31,
                                                                2006              2005
                                                             (Unaudited)       (Audited)
                                                             -----------       ----------
Amounts currently due                                         $ 11,885         $ 16,178
Contracts in process
    Progress billing                                             8,522            5,075
    Retainages                                                   1,609            1,752
                                                              --------         --------
                                                                22,016           23,005

Less allowance for doubtful accounts and sales returns          (1,399)          (1,647)
                                                              --------         --------
                                                              $ 20,617         $ 21,358
                                                              ========         ========

Long-term accounts receivable                                 $    600         $    600
                                                              ========         ========


NOTE 4 - INVENTORIES

Inventories are summarized as follows:

                                                               May 31,         August 31,
                                                                2006              2005
                                                             (Unaudited)       (Audited)
                                                             -----------       ----------
Raw materials                                                 $    721         $    757
Work-in-process                                                     40               39
Finished goods                                                   7,185            7,896
                                                              --------         --------
                                                                 7,947            8,692

Less inventory reserve                                            (235)            (377)
                                                              --------         --------
                                                              $  7,712         $  8,315
                                                              ========         ========

NOTE 5 - COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

Information related to contracts in progress is summarized as follows:

                                                              May 31,         August 31,
                                                               2006              2005
                                                            (Unaudited)       (Audited)
                                                            -----------       ----------
Costs incurred on uncompleted contracts                      $ 38,481         $ 25,744
Estimated earnings recognized to date on uncompleted
    contracts                                                   8,587            5,412
                                                             --------         --------
                                                               47,068           31,156

Less billings on uncompleted contracts                        (43,224)         (30,576)
                                                             --------         --------
                                                             $  3,844         $    580
                                                             ========         ========


The net amount is included in the accompanying consolidated balance sheets under the following captions:

                                                              May 31,         August 31,
                                                               2006              2005
                                                            (Unaudited)       (Audited)
                                                            -----------       ----------
Costs and estimated earnings in excess of billings on
    uncompleted contracts                                    $  6,143         $  2,681
Billings in excess of costs and estimated earnings on
    uncompleted contracts                                       2,299            2,101
                                                             --------         --------
                                                             $  3,844         $    580
                                                             ========         ========


NOTE 6 - INVESTMENTS IN MARKETABLE EQUITY SECURITIES

The amortized cost and approximate fair values of marketable securities held are summarized as follows:

                                                              May 31,         August 31,
                                                               2006              2005
                                                            (Unaudited)       (Audited)
                                                            -----------       ----------
Amortized cost                                               $  2,311         $  2,221
Net unrealized loss                                              (149)             (22)
                                                             --------         --------
Estimated fair value                                         $  2,162         $  2,199
                                                             ========         ========

During the quarter ended May 31, 2006, the Company funded $800 that was borrowed under terms of the market securities investment account. The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax asset or accumulated other comprehensive income. There was ($3) realized losses from the sale of marketable securities for the three month period ended May 31, 2006 There were no losses for the three month period ended May 31, 2005. There was $8 and ($42) of realized gains and losses from the sale of marketable securities for the nine month periods ended May 31, 2006 and 2005, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including capital leases, are comprised of the following:

                                                 May 31,         August 31,
                                                  2006              2005
                                               (Unaudited)       (Audited)
                                               -----------       ----------
Land and building                               $  1,895         $  1,951
Machinery and equipment                            6,678            5,615
Research equipment                                   385              420
Office equipment                                   4,650            4,131
Vehicles                                           3,487            3,067
Leasehold improvements                               297              145
                                                --------         --------
                                                  17,392           15,329

Less accumulated depreciation                    (11,230)         (10,265)
                                                --------         --------

                                                $  6,162         $  5,064
                                                ========         ========

The provision for depreciation amounted to $434 and $289 for the three month periods ended May 31, 2006 and 2005, respectively. The provision for depreciation amounted to $1,138 and $817 for the nine month periods ended May 31, 2006 and 2005, respectively.


NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as recorded under SFAS 142, are summarized as follows:

                               Wireless       Manufacturing and        Business         Holding         Segment
                            Infrastructure       Distribution          Solutions        Company          Totals
                            --------------    ------------------       ---------        -------         --------
Goodwill at
August 31, 2005                $  1,423            $  5,970            $  4,287         $      -        $ 11,680

Goodwill acquired                   190                   -                   -                -             190

Goodwill adjustment                   -                   -                (134)               -            (134)

Impairment losses                     -                   -                   -                -               -

                               --------            --------            --------         --------        --------
Goodwill at
May 31, 2006                   $  1,613            $  5,970            $  4,153         $      -        $ 11,736
                               ========            ========            ========         ========        ========

The total amount of goodwill that is deductible for tax purposes is $2,029 and $1,839 at May 31, 2006 and August 31, 2005, respectively.

The following table sets forth the gross carrying amount and accumulated amortization of the Company's other intangible assets:

                                                   May 31, 2006                                    August 31, 2005
                                                    (Unaudited)                                       (Audited)
                                    -------------------------------------------      ------------------------------------------
                                                                     Weighted                                        Weighted
                                      Gross                           Average         Gross                           Average
                                    Carrying       Accumulated     Amortization      Carrying      Accumulated     Amortization
                                      Amount       Amortization       Period          Amount       Amortization       Period
                                    --------       ------------    ------------      --------      -----------     ------------
Customer relationships                $3,222          $  594          10 YRS          $3,222          $  352          10 YRS
Non-compete                            1,229             406           5 YRS           1,229             222           5 YRS
Non-compete                              100              69           3 YRS             100              44           3 YRS
Non-compete                              200              33          10 YRS             200              18          10 YRS
                                      ------          ------          ------          ------          ------          ------
   Intangible assets subject
   to amortization                     4,751           1,102           8 YRS           4,751             636           8 YRS

Tradename                                590               -               -             590               -               -
                                      ------          ------          ------          ------          ------          ------
   Intangible assets not
   subject to amortization               590               -               -             590               -               -

Total                                 $5,341          $1,102           8 YRS          $5,341          $  636           8 YRS
                                      ======          ======          ======          ======          ======          ======

Intangible asset amortization expense is $162 and $183 for the three month periods ended May 31, 2006 and 2005, respectively, which includes $3 and $10 of amortization related to loan origination fees, respectively. Intangible asset amortization expense is $482 and $386 for the nine month periods ended May 31, 2006 and 2005, respectively, which includes $16 and $20 of amortization related to loan origination fees, respectively.

Amortization expense on intangible assets currently owned by the Company at May 31, 2006 for each of the next five fiscal years is as follows:

                  2006                            $  156
                  2007                               610
                  2008                               595
                  2009                               605
                  2010                               342
          2011 and thereafter                      1,341
                                                  ------

                  Total                           $3,649
                                                  ======

NOTE 9 - LINE OF CREDIT AND DEBT ARRANGEMENTS

LINE OF CREDIT

As of May 31, 2006 the Company had a $18,500 line of credit facility that expires on August 31, 2006. Subsequent to May 31, 2006, the availability under the line of credit was increased $2,000 for an aggregate availability of $20,500. Interest on the line is charged at 0.5% less than the Prime Rate as defined in the agreement. Outstanding borrowings amounted to $17,611 and $18,998 at May 31, 2006 and August 31, 2005, respectively.

Covenants under the line of credit require the Company to maintain a specified tangible net worth position and certain other financial ratios. As of May 31, 2006, the Company was not in compliance with certain covenants; however, the bank has granted a waiver of default remedies with respect to noncompliance as a result of guarantees executed by certain shareholders of the Company. The line of credit is secured by substantially all assets of the Company and personal guarantees of the Company's majority shareholder and the Company's Chief Executive Officer.

Total unused borrowings under the line of credit amounted to $889 at May 31, 2006 and $384 at August 31, 2005.

LONG-TERM DEBT ARRANGEMENTS

Long-term debt consisted of the following:

                                                                                            May 31,           August 31,
                                                                                             2006                2005
      Description of debt outstanding:                                                    (Unaudited)         (Audited)
      --------------------------------                                                    -----------         ----------
Notes payable to financial institutions:
----------------------------------------

      Due in monthly installments of $40 plus interest at .5% less than the credit facility's Prime Rate through maturity date, July 15, 2009. The loan is secured by the business assets of the Company, with a second lien
      on assets pledged by a shareholder.                                                  $  1,560           $  1,920

      Due in monthly installments of $33 plus interest at .5% less than the credit facility's Prime Rate through maturity date, July 15, 2009. The loan is secured by the business assets of the Company, with a second lien
      on assets pledged by a shareholder.                                                     1,267              1,567

      Due in monthly installments of $33 plus interest at .5% less than the credit facility's Prime Rate through maturity date, April 30, 2009. The loan is secured by the business assets of the Company, with a second lien
      on assets pledged by a shareholder.                                                     1,141              1,466

      Due in monthly installments of $55 plus interest at .5% less than the credit facility's Prime Rate through maturity date, April 30, 2007. The loan is secured by the business assets of the Company, with a second lien
      on assets pledged by a shareholder.                                                       660              1,210

      Due in monthly installments of $50 plus interest at .5% less than the credit facility's Prime Rate through maturity date, April 30, 2007. The loan is secured by the business assets of the Company, with a second lien
      on assets pledged by a shareholder.                                                       500                950

      Due in monthly installments of $6, including interest at ranges from 4.9%
      to 9.03% through April 2010. The loans are secured by vehicles and
      equipment.                                                                                216                233

Convertible Term Note:
----------------------

      Due in monthly installments of $227 plus interest at the Prime Rate plus
      3.0% (subject to adjustments as described below) through maturity date,
      November 30, 2008. The loan is guaranteed by two shareholders.                          7,500                  -

Debt with shareholder:
----------------------

      Due in monthly installments of $3 including interest at 4.0% through
      September 2008. The loan is secured by vehicles and equipment.                             43                 94

Capital leases:
---------------

      Due in monthly installments of $4 including interest at ranges from 2.3% to
      11.6% through June 2010. The loans are secured by computers and equipment.                 97                133
                                                                                           --------           --------

Total debt                                                                                   12,984              7,573

      Less current maturities                                                                (2,550)            (2,675)
                                                                                           --------           --------

Long-term portion of outstanding debt                                                      $ 10,434           $  4,898
                                                                                           ========           ========

Fiscal year principal payments due on long-term debt outstanding (including convertible term note) at May 31, 2006 are approximately as follows:

                2006                            $   669
                2007                              3,615
                2008                              4,072
                2009                              3,908
                2010                                720
                                                -------

                                                $12,984
                                                =======

Cancellation of Line of Credit - Related Party

As described in Note 10, on November 30, 2005, the Company issued 66,180 shares of $0.10 par value preferred stock to the majority shareholder of the Company as consideration for cancellation of certain debt obligations owed by the Company under a Line of Credit Promissory Note dated May 25, 2005. A total of $6,618 of debt was retired under the agreement.

Convertible Term Note

On November 21, 2005 the Company issued a convertible term note (the "Note") payable to an unrelated party, Laurus Master Fund, Ltd. ("Laurus"), in the principal amount of $7,500. The Note has a term of three years and is convertible into the Company's common stock at an exercise price of $5.50 per share subject to certain adjustments contained in the Note. Principal payments are payable monthly at $227 beginning March 1, 2006. Interest is payable monthly in arrears beginning January 1, 2006 at prime plus 3.0% subject to a floor of 9.5%. This interest rate is subject to adjustments as later described and as fully set forth in the Note. Additionally, the Company issued a warrant to Laurus (the "Laurus Warrant") to purchase up to an aggregate of 272,727 shares of the Company's common stock. The Company also issued a warrant (the "CB Capital Warrant") exercisable for shares of the Company's common stock to CB Capital Partners, Inc. ("CB Capital"), a financial advisor to purchase up to an aggregate of 13,636 shares of the Company's common stock. The Laurus and CB Capital warrants (collectively, "the Warrants") have a term of five years and an exercise price of $6.60 per share. The Company intends to use the proceeds from the offering of the Note and the Warrants for general working capital purposes. The Note is unsecured by the Company, but guaranteed by two of the Company's majority shareholders. The Company has registered the shares of common stock underlying the Note and Warrants.

Subject to the terms of the Note, the monthly principal and interest payments are payable in shares of the Company's common stock if certain criteria are met, as follows:

o the average closing price of the Company's common stock as reported by Bloomberg, L.P. for the five trading days immediately preceding the repayment date is greater than or equal to 109% of the conversion price of the Note, set in the Note at $5.50 per share (based upon the conversion price of $5.50, the average closing price required would be $6.00);

o the total value of the shares converted cannot exceed 25% of the aggregate dollar trading volume of the Company's common stock for the previous twenty-two trading days;

o there must be an effective registration statement covering the shares of the Company's common stock into which the principal and interest under the Note are convertible or an exemption from registration for resale must be available pursuant to Rule 144 of the Securities Act; and

o there must be no event of default existing under the Note that has not been cured or is otherwise waived in writing by Laurus at Laurus' option.

If the above criteria are not met, the Company must pay that portion or all of the monthly principal payment in cash at a rate of 102% of the respective monthly amortization amounts. The Company shall have the option to postpone payment of any 12 principal payments due. As of May 31, 2006, the Company has postponed 3 months of principal payments. These deferred principal amounts shall be due and payable, at the Company's option, on any subsequent payment date or on the maturity date of the Note. If Laurus does not convert any portion of the Note into shares of the Company's common stock, the Company may continue to postpone payments until March 1, 2007, at which time principal payments will be required.

The Company may prepay the Note at any time by paying 130% of the principal amount then outstanding, together with accrued but unpaid interest thereon. Upon an event of default under the Note, Laurus may demand repayment in full at a rate of 105% of the outstanding principal amount of the Note. If the Note remains outstanding after an event of default that is not cured, the interest rate increases an additional 1.0% per month. Events of default include:

     o    a failure to make payments under the Note when due;

     o    a material breach of the transaction documents by the Company;

     o    bankruptcy related events;

     o    a change of control transaction without prior approval; and

     o events of default under certain other agreements to which the Company is a party.

On a month-by-month basis, the interest rate on the Note is subject to reduction by 2% for every 25% increase in the market price of the Company's common stock above the fixed conversion price of the Note, but in no event shall the interest rate be less than 0%.

Laurus also has the option to convert all or a portion of the Note into shares of the Company's common stock at any time, at an initial fixed conversion price of $5.50 per share, subject to limitations and adjustment as described below. The Note is currently convertible into 1,363,636 shares of the Company's common stock, excluding the conversion of any accrued interest. The conversion price is adjustable on a weighted average basis upon certain future issuances of securities by the Company at a price less than the conversion price then in effect. There are a number of limitations on Laurus' ability to convert the Note and exercise the Laurus Warrant. These limitations include:

o Laurus may not convert the Note or exercise the Laurus Warrant for a number of shares that would cause all shares then held by Laurus to exceed 4.99% of the Company's outstanding shares of common stock unless there has been an event of default or Laurus provides the Company with seventy-five days prior notice.

o Laurus agreed that it would not acquire in aggregate more than 2,108,764 shares of common stock through the conversion of the Note or the Laurus Warrant or through any agreement related thereto unless the Company's shareholders approved such issuance.

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

The Warrants were recorded at fair value and classified as a liability. Any discount accretion is considered immaterial based on the Black-Scholes model. The Company recorded $778 for debt issue costs, including $293 paid to affiliates of Laurus, $475 to CB Capital, and $10 for legal and professional fees. The debt issue costs are included in other assets in the accompanying consolidated balance sheet as of May 31, 2006.


NOTE 10 - SHAREHOLDERS' EQUITY

Common Stock

During the fiscal year ended August 31, 2005, the Company declared a 1-for-10 stock split to shareholders of record, effective June 2, 2005. The following are the details of the Company's common stock as of May 31, 2006 and August 31, 2005:

                                                        Number of Shares
                                        -------------------------------------------------
                                         Authorized           Issued          Outstanding           Amount
                                        -----------         ----------        -----------        -----------
May 31, 2006 (Unaudited)
Common stock, $0.10 par value           150,000,000         10,534,843         10,534,843        $     1,046
                                                                                                 ===========

August 31, 2005 (Audited)
Common stock, $0.10 par value           150,000,000         10,559,843         10,559,843        $     1,046
                                                                                                 ===========


A total of 25,000 shares were retired during the three month period ended May 31, 2006. As discussed in Note 9 above, Warrants were issued on November 21, 2005 entitling the holder thereof to purchase, at any time through November 20, 2010, an aggregate of 286,363 shares of the Company's common stock at a price of $6.60 per share. As of May 31, 2006, the Warrants have not been exercised.

Preferred Stock

The following are the details of the Company's non-voting preferred stock as of May 31, 2006 and August 31, 2005:

                                                        Number of Shares
                                        -------------------------------------------------
                                         Authorized           Issued          Outstanding           Amount
                                        -----------         ----------        -----------        -----------
May 31, 2006 (Unaudited)
Preferred stock, $0.10 par value          1,000,000             66,180             66,180        $     6,618
                                                                                                 ===========

August 31, 2005 (Audited)
Preferred stock, $0.10 par value          1,000,000                  -                  -                $ -
                                                                                                 ===========


On November 30, 2005, the Company issued 66,180 shares of $0.10 par value non-voting preferred stock to a majority shareholder of the Company as consideration for cancellation of certain debt obligations owed by the Company under a Line of Credit Promissory Note dated May 25, 2005. The shares are subject to restrictions set forth in the "Debt Retirement Agreement." The shares issued are single class and shall pay on a monthly basis an annual cash dividend of $7.50 per share. Dividends of $124 and $207 were paid for the three and nine month periods ended May 31, 2006, respectively. The shares are not convertible to common stock.

NOTE 11 - INCOME TAXES

The reconciliation for 2006 and 2005 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income rate is as follows:

                                                            May 31,         August 31,
                                                             2006              2005
                                                          (Unaudited)       (Audited)
                                                          -----------       ----------
Tax at U.S. Federal statutory rate                             34.0%            34.0%
State and local taxes, net of federal benefit                   5.6              5.6

Other                                                             -                -
Change in valuation allowance                                 (39.6)           (39.6)
                                                            -------          -------
                                                                0.0%             0.0%
                                                            =======          =======

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows:

                                                            May 31,         August 31,
                                                             2006              2005
                                                          (Unaudited)       (Audited)
                                                          -----------       ----------
Current:
     Federal                                                $   661          $   (41)
     State                                                      109               72
                                                            -------          -------
                                                                770               31
Deferred:
     Federal                                                   (117)            (567)
     State                                                      (18)            (318)
                                                            -------          -------
                                                               (135)            (855)

Change in valuation allowance                                  (591)             936
                                                            -------          -------

Net income tax (benefit)                                    $    44          $    82
                                                            =======          =======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

                                                            May 31,         August 31,
                                                             2006              2005
                                                          (Unaudited)       (Audited)
                                                          -----------       ----------
Deferred Tax Assets:
Current:
      Allowances for doubtful accounts and inventory        $   650          $   850
      Accrued liabilities and other                             506              524
Noncurrent:
      Amortization of covenants                                 294              304
      Depreciation                                              (84)             (91)
      Net operating losses and other carryforwards            2,088            2,458
                                                            -------          -------
                                                              3,454            4,045

      Valuation allowance                                    (2,440)          (3,031)
                                                            -------          -------

                                                            $ 1,014          $ 1,014
                                                            =======          =======

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, at May 31, 2006, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $2,440 valuation allowance at May 31, 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $591. At May 31, 2006 the Company has federal net operating loss carryforwards of approximately $3,299 which expire between 2020 and 2023. The state tax operating loss carryforwards are approximately $5,858. The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period. The Company's capital loss carryforward is $933, which expires in the fiscal year ending August 31, 2007. The Company also incurred net operating losses related to European operations that can be carried forward indefinitely.

NOTE 12 - PER SHARE DATA

The following presents the computation of basic income per common share and diluted income per common share:

                                         Three Month Period Ended       Nine Month Period Ended
                                          May 31,        May 31,        May 31,        May 31,
                                           2006           2005           2006           2005
                                        (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                        -----------    -----------    -----------    -----------
Net Income Available to Common
Shareholders                            $       143    $     1,078    $     1,306    $       457
                                        ===========    ===========    ===========    ===========

Basic Income Per Common Share           $      0.01    $      0.10    $      0.12    $      0.04
                                        ===========    ===========    ===========    ===========

 Basic weighted average number of
common shares outstanding                10,549,953     10,420,549     10,556,546     10,420,549
                                        ===========    ===========    ===========    ===========

Diluted Income Per Common Share:        $      0.01    $      0.10    $      0.11    $      0.04
                                        ===========    ===========    ===========    ===========

 Diluted weighted average number of
common shares outstanding                12,218,422     10,420,549     11,725,290     10,420,549
                                        ===========    ===========    ===========    ===========

At May 31, 2006, diluted shares represent 5,000 shares of warrants to a former employee, 1,363,636 shares of the Laurus convertible term note, 272,727 shares of the Laurus Warrant, and 13,363 shares of the CB Capital Warrant.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company leases a building in Indianapolis, Indiana from a related party. All of the Company's subsidiaries, excluding JH Drew, Nor-Cote, PSM and CSM are located in this facility. The lease agreement includes a five-year term through March 2009 with one option to extend the lease term for a one-year period and provides for a base rent of $42 per month, which is adjusted annually to fair market value. In addition, the Company pays certain expenses including taxes, assessments, maintenance and repairs. The Company recognized rental expense of $155 and $100 for the three month periods ended May 31, 2006 and 2005, respectively for this facility. The Company recognized rental expense of $465 and $196 for the nine month periods ended May 31, 2006 and 2005, respectively for this facility.

The Company's Fortune Wireless subsidiary leases a building in Columbus, Ohio from a related party. The lease was entered into on May 1, 2006 and expires on May 1, 2011 with one option to extend the lease term for a one-year period and provides for base rent of $4 per month, which is adjusted annually to fair market value. The Company recognized rental expense of $4 for the three and nine month periods ended May 31, 2006.

The Company's JH Drew subsidiary leases three buildings in Indiana, Tennessee and Missouri from the same related party. The lease agreement includes a five-year term through April 2009 with one option to extend the lease term for a one-year period and provides for base rent of $15 per month, which is adjusted annually to fair market value. In addition the Company pays certain expenses including taxes, assessments, maintenance and repairs. The Company recognized rental expense of $47 and $45 for the three month period ended May 31, 2006 and 2005, respectively for these facilities. The Company recognized rental expense of $141 and $90 for the nine month periods ended May 31, 2006 and 2005, respectively for these facilities.

The Company's Nor-Cote subsidiary leases a building in Crawfordsville, Indiana from the same related party. The lease expires in August 2009 with one option to extend the lease term for a one-year period and provides for base rent of $7 per month, which is adjusted annually to fair market value. The Company recognized rental expense of $19 and $59 for the three and nine month periods ended May 31, 2006. As the lease agreement was not entered into until August 2005, no related party rental expense was recognized in the three or nine month periods ended May 31, 2005.

The Company's PSM subsidiary leases an office building in Richmond, Indiana from a related party. The lease is for a period of five years and expires in May 2008 and provides for base rent of $2 per month with nominal annual increases. The Company recognized rental expense of $8 and $6 for the three month periods ended May 31, 2006 and 2005, respectively for this facility. The Company recognized rental expense of $26 and $12 for the nine month periods ended May 31, 2006 and 2005, respectively for this facility.

Consulting services of $73 were paid to a related party company owned by the Company's Chief Executive Officer. These consulting services will be recognized as compensation expense for disclosure purposes for the Chief Executive Officer.

Following is a summary of all related party amounts included in the consolidated balance sheets at May 31, 2006 and August 31, 2005:

                                                      May 31,        August 31,
                                                       2006             2005
                                                    (Unaudited)      (Audited)
                                                    -----------      ---------
Note receivable from subsidiary employee              $   300         $   300
Long-term line of credit                                    -          (6,618)
Installment notes payable                                 (43)            (94)
                                                      -------         -------

Net assets (liabilities)                              $   257         $(6,412)
                                                      =======         =======

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

NOTE 14 - SEGMENT INFORMATION

The operations of the Company are organized into the following segments; Wireless Infrastructure, Manufacturing and Distribution, Business Solutions, and holding company. These business segments are consistent with the Company's management of these businesses and its financial reporting structure. Financial results by segment are as follows:


                                                  Wireless     Manufacturing and    Business        Holding          Segment
                                               Infrastructure    Distribution      Solutions        Company           Totals
                                               --------------  -----------------   ---------        -------          -------
Three Month Period Ended
May 31, 2006 (Unaudited)
Net revenues                                      $ 22,530         $  5,815         $ 11,123        $    -           $ 39,468
Cost of revenues                                    19,081            4,024            8,793             -             31,898
                                                  --------         --------         --------        --------         --------
Gross profit                                         3,449            1,791            2,330             -              7,570
Operating expenses
   Selling, general and administrative               2,671            1,587            1,533             391            6,182
   Depreciation and amortization                       250              110              159              77              596
                                                  --------         --------         --------        --------         --------
       Total operating expenses                      2,921            1,697            1,692             468            6,778
                                                  --------         --------         --------        --------         --------

Segment operating income (loss)                   $    528         $     94         $    638        $   (468)        $    792
                                                  ========         ========         ========        ========         ========


                                                  Wireless     Manufacturing and    Business        Holding          Segment
                                               Infrastructure    Distribution      Solutions        Company           Totals
                                               --------------  -----------------   ---------        -------          -------
Three Month Period Ended
May 31, 2005 (Unaudited)
Net revenues                                      $ 17,949         $  5,665         $  8,290        $    -           $ 31,904
Cost of revenues                                    15,025            3,850            6,398             -             25,273
                                                  --------         --------         --------        --------         --------
Gross profit                                         2,924            1,815            1,892             -              6,631
Operating expenses
   Selling, general and administrative               1,731            1,491            1,099             493            4,814
   Depreciation and amortization                       179              145              116              32              472
                                                  --------         --------         --------        --------         --------
       Total operating expenses                      1,910            1,636            1,215             525            5,286
                                                  --------         --------         --------        --------         --------

Segment operating income (loss)                   $  1,014         $    179         $    677        $   (525)        $  1,345
                                                  ========         ========         ========        ========         ========

                                                  Wireless     Manufacturing and    Business        Holding          Segment
                                               Infrastructure    Distribution      Solutions        Company           Totals
                                               --------------  -----------------   ---------        -------          -------
Nine Month Period Ended
May 31, 2006 (Unaudited)
Net revenues                                      $ 59,655         $ 17,426         $ 32,186        $    -           $109,267
Cost of revenues                                    50,312           12,434           24,179             -             86,925
                                                  --------         --------         --------        --------         --------
Gross profit                                         9,343            4,992            8,007             -             22,342
Operating expenses
   Selling, general and administrative               6,874            4,201            4,568           2,078           17,721
   Depreciation and amortization                       669              327              469             155            1,620
                                                  --------         --------         --------        --------         --------
       Total operating expenses                      7,543            4,528            5,037           2,233           19,341
                                                  --------         --------         --------        --------         --------

Segment operating income (loss)                   $  1,800         $    464         $  2,970        $ (2,233)        $  3,001
                                                  ========         ========         ========        ========         ========



                                                  Wireless     Manufacturing and    Business        Holding          Segment
                                               Infrastructure    Distribution      Solutions        Company           Totals
                                               --------------  -----------------   ---------        -------          -------
Nine Month Period Ended
May 31, 2005 (Unaudited)
Net revenues                                      $ 42,484         $ 16,029         $ 18,588        $    -           $ 77,101
Cost of revenues                                    36,121           11,368           14,382             -             61,871
                                                  --------         --------         --------        --------         --------
Gross profit                                         6,363            4,661            4,206             -             15,230
Operating expenses
   Selling, general and administrative               4,242            4,792            2,465           1,313           12,812
   Depreciation and amortization                       499              436              198              70            1,203
                                                  --------         --------         --------        --------         --------
       Total operating expenses                      4,741            5,228            2,663           1,383           14,015
                                                  --------         --------         --------        --------         --------

Segment operating income (loss)                   $  1,622         $   (567)        $  1,543        $ (1,383)        $  1,215
                                                  ========         ========         ========        ========         ========



                                                  Wireless     Manufacturing and    Business        Holding          Segment
                                               Infrastructure    Distribution      Solutions        Company           Totals
                                               --------------  -----------------   ---------        -------          -------
As of May 31, 2006 (Unaudited)
Current Assets
   Cash and equivalents                           $   (621)        $    492         $  3,756        $    (57)        $  3,570
   Restricted savings account                          -                -              1,622             -              1,622
   Available for sale investments                      -                -              2,162             -              2,162
   Accounts receivable, net                         16,153            3,293            1,186             (15)          20,617
   Costs and estimated earnings in excess
      of billings on uncompleted contracts           6,143              -                -               -              6,143
   Inventory, net                                    4,059            3,617               36             -              7,712
   Deferred tax asset                                  281              -                733             -              1,014
   Prepaid expenses and
      other current assets                             652              220              259             373            1,504
                                                  --------         --------         --------        --------         --------
      Total Current Assets                          26,667            7,622            9,754             301           44,344

Other Assets
   Property, plant & equipment, net                  2,952            2,177              448             585            6,162
   Goodwill                                          1,613            5,970            4,153             -             11,736
   Other intangible assets, net                        156              673            3,410             -              4,239
   Long-term accounts receivable                       600              -                -               -                600
   Other long-term assets                               36               53               28           1,524            1,641
                                                  --------         --------         --------        --------         --------
      Total Other Assets                             5,357            8,873            8,039           2,109           24,378
                                                  --------         --------         --------        --------         --------

        Total Assets                              $ 32,024         $ 16,495         $ 17,793        $  2,410         $ 68,722
                                                  ========         ========         ========        ========         ========

                                                  Wireless     Manufacturing and    Business        Holding          Segment
                                               Infrastructure    Distribution      Solutions        Company           Totals
                                               --------------  -----------------   ---------        -------          -------
As of August 31, 2005 (Audited)
Current Assets
   Cash and equivalents                           $    414         $    399         $  3,103        $   (129)        $  3,787
   Restricted savings account                          -                -              1,484             -              1,484
   Available for sale investments                      -                -              2,199             -              2,199
   Accounts receivable, net                         16,736            3,315            1,304               3           21,358
   Costs and estimated earnings in excess
      of billings on uncompleted contracts           2,681              -                -               -              2,681
   Inventory, net                                    4,180            4,120               15             -              8,315
   Deferred tax asset                                  451              -                563             -              1,014
   Prepaid expenses and
      other current assets                             940              198              421             231            1,790
                                                  --------         --------         --------        --------         --------
      Total Current Assets                          25,402            8,032            9,089             105           42,628

Other Assets
   Property, plant & equipment, net                  2,077            2,212              306             469            5,064
   Goodwill                                          1,423            5,970            4,287             -             11,680
   Other intangible assets, net                        192              740            3,773             -              4,705
   Long-term accounts receivable                       600              -                -               -                600
   Other long term assets                              -                 55               18             336              409
                                                  --------         --------         --------        --------         --------
      Total Other Assets                             4,292            8,977            8,384             805           22,458
                                                  --------         --------         --------        --------         --------

      Total Assets                                $ 29,694         $ 17,009         $ 17,473        $    910         $ 65,086
                                                  ========         ========         ========        ========         ========



NOTE 15 - SUBSEQUENT EVENTS

ACQUISITION OF JAMES WESTBROOK & ASSOCIATES, LLP

On June 23, 2006 the Company acquired James Westbrook & Associates, LLP (JWA) of Atlanta, Georgia for a purchase price of approximately $720. JWA is a civil and structural engineering firm providing a full array of engineering and design services to telecommunications, development, institutional, municipal and petroleum clients. The acquisition was financed through borrowings under the existing credit facility and the acquisition will be accounted for as a stock purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

Fortune Industries, Inc. (formerly Fortune Diversified Industries, Inc.) is a holding company headquartered in Indianapolis, Indiana. The term "Company" as used herein refers to Fortune Industries, Inc. and its subsidiaries unless the context otherwise requires. The Company conducts its business directly and through its wholly-owned subsidiaries.

The Company's current operating focus is achieved through its following subsidiaries (grouped by segment):

         - Wireless Infrastructure

                    James H. Drew Corp. (JH Drew); PDH, Inc. (PDH); Magtech Services, Inc. (Magtech); Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction); Innovative Telecommunications Consultants, Inc. (ITC); Audio - Video Revolution, Inc. (AVR); Telecom Technology Corp. (TTC); StarQuest Wireless Services, Inc. (StarQuest); and Fortune Wireless, Inc. (Fortune Wireless)

         - Manufacturing and Distribution

                    Nor-Cote International, Inc. (Nor-Cote); Kingston Sales Corporation (Kingston); and Commercial Solutions, Inc. (Commercial Solutions)

         - Business Solutions

                    Professional Staff Management, Inc., Professional Staff Management, Inc. II and Pro Staff, Inc. (collectively "PSM"); and CSM, Inc. (CSM)

The Wireless Infrastructure segment is composed of businesses that provide wireless services and products. PDH, Magtech, ITC, AVR, and StarQuest generate revenues from providing wireless services while JH Drew and Cornerstone Construction generate revenue from providing wireless products. TTC generates revenues from providing both wireless services and products. Additionally, Fortune Wireless is a direct subsidiary of the holding company and the owner of the stock of certain entities comprising the Wireless Infrastructure segment.

Effective September 1, 2005, the Company is no longer eligible as a small business reporter on Form 10-QSB under Regulation S-B but is subject to the reporting requirements on Form 10-Q under Regulation S-K.

WIRELESS INFRASTRUCTURE

The Wireless Infrastructure segment is conducted through the Company's JH Drew, Fortune Wireless, PDH, Magtech, Cornerstone Construction, ITC, AVR, TTC and StarQuest subsidiaries.

JH Drew is a specialty contractor in the field of infrastructure, including fiber optics, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel. JH Drew has been operating over fifty years serving contractors and state departments of transportation throughout the Midwestern United States.

Fortune Wireless is a direct subsidiary of the holding company and the owner of the stock of certain entities comprising the Wireless Infrastructure segment including PDH, Cornerstone Construction, ITC and Magtech.

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

AVR provides a wide range of design, engineering and installation of structured cabling systems for the residential and commercial marketplace.

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

HOLDING COMPANY

The Company's revenues vary throughout the year. As is typical with companies working in the construction industry, revenues and operating income are usually lowest in the Company's second fiscal quarter ending February 28. In general, across the Company's diversified businesses the negative business risks the Company faces are not unusual or specific to the Company. Like other companies and industries, the Company faces rising oil and health care costs. The Company also faces the potential adverse effects of natural disasters, terrorist attacks, unexpected negative downturns in the economy and new competition. These factors can have an adverse impact on revenues and costs throughout all of the Company's business segments. Management is aware of these risks and works to manage the Company around and through these risks as a part of its planning and operational execution within the family of companies.


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


RESULTS OF OPERATIONS: COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2006 AND MAY 31, 2005


EXECUTIVE OVERVIEW OF FINANCIAL RESULTS

Net income available to common stock shareholders was $143, or $0.01 per diluted share on revenues of $39,468 for the three month period ended May 31, 2006 compared with net income of $1,078, or $0.10 per diluted share on revenues of $31,904 for the three month period ended May 31, 2005. This represents a 24% increase in revenues and 87% percent decrease in net income. Net income available to common stock shareholders was $1,306, or $0.11 per diluted share on revenues of $109,267 for the nine month period ended May 31, 2006 compared with net income of $457, or $0.04 per diluted share on revenues of $77,101 for the nine month period ended May 31, 2005. This represents a 42% increase in revenues and a 186% percent increase in net income.

o The increase in revenue for the quarter was due mainly to the increases in the Wireless Infrastructure and Business Solutions segments. The Wireless Infrastructure increases were due primarily to milder winter and spring weather conditions for the construction companies and increased market conditions due to the release of the federal highway funds in two Midwestern markets for JH Drew. Additionally revenues increased in the Business Solutions segment due to the acquisition of CSM in 2005 as well as increased customer base at PSM.
o The decrease in net income in the third quarter was due mainly to increases in expenses at Fortune Wireless. Although Fortune Wireless revenues increased approximately 22%, the increase was offset somewhat by delays in the release of new work, loss of a large customer contract and increases in personnel and administrative expenses related to the opening of three branch offices in Ohio and Missouri. Additionally interest expense increased 69% due primarily to partial bank financing of the CSM acquisition and the Company's issuance of a $7,500 long-term convertible note payable in November 2005.
o The increase in revenue for the first nine month period was due mainly to the increases discussed above for the third quarter and increased demand in the marketplace for expansion and upgrades of wireless carrier networks in Fortune Wireless.
o The increase in net income for the first nine month was mainly the result of the acquisition of CSM, a decrease in claims related to health and workers compensation insurance programs in the Business Solutions segment, and reductions in selling, general and administrative expenses in the Manufacturing and Distribution segment. Additionally, interest expense increased 84% for nine month period due primarily to partial bank financing of the CSM acquisition and the Company's issuance of a $7,500 long-term convertible note payable in November 2005.


WIRELESS INFRASTRUCTURE

Wireless Infrastructure segment operating results for the three and nine month periods ended May 31, 2006 and 2005 are as follows:

                                            Three months ended                              Nine months ended
                                           May 31,       May 31,                           May 31,      May 31,
                                             2006         2005         $        %           2006         2005        $       %
                                         (unaudited)   (unaudited)   Change  Change     (unaudited)  (unaudited)  Change  Change
                                         ------------------------------------------     ----------------------------------------
Net revenues                             $   22,530    $   17,949    $4,581     26%     $   59,655   $  42,484    $17,171   40%
Cost of revenues                             19,081        15,025     4,056     27%         50,312      36,121     14,191   39%
                                         ------------------------------------------     ----------------------------------------
Gross profit                                  3,449         2,924       525     18%          9,343       6,363     2,980    47%
     Gross profit as % of revenue               15%           16%                              16%         15%

Operating expenses
     Selling, general and
     administrative                           2,671         1,731       940     54%         6,874       4,242      2,632    62%
     Depreciation and amortization              250           179        71     40%           669         499        170    34%
                                         ------------------------------------------     ----------------------------------------
        Total operating expenses              2,921         1,910     1,011     53%         7,543       4,741      2,802    59%
                                         ------------------------------------------     ----------------------------------------

Segment operating income                 $      528     $   1,014    $ (486)    48%      $  1,800     $ 1,622     $  178    11%
                                         ==========================================     ========================================

Revenues

Revenues for the three month period ended May 31, 2006 were $22,530 compared to $17,949 for the three month period ended May 31, 2005, an increase of $4,581 or 26%. Revenues for the nine month period ended May 31, 2006 were $59,655 compared to $42,484 for the nine month period ended May 31, 2005, an increase of $17,171 or 40%. Results are described by subsidiary as follows. Revenues at JH Drew increased $2,932 or 24% for the three month period and $7,243 or 23% for the nine month period ended May 31, 2006 as compared to the same periods ended May 31, 2005 due primarily to milder winter and spring weather conditions, increased market conditions in two Midwestern geographic markets, and a change in job mix where JH Drew acted as general contractor, thereby having greater control over timing of completion and scheduling of their construction crews. The remaining increase in revenues was due mainly to additional work procured from existing customers, geographic expansion and new customer contracts within the Fortune Wireless subsidiaries which provide network expansion and upgrade services. Revenues of Fortune Wireless increased approximately 22% and 49% for the three month and nine month period ended May 31, 2006 as compared to the same periods ended May 2005. The increase in revenues was offset somewhat by the loss of a large customer contract and delays in the release of new work in certain Fortune Wireless subsidiaries.

Gross Profit

Gross profit for the three month period ended May 31, 2006 was $3,449, representing 15% of revenues, compared to $2,924 representing 16% of revenues for the three month period ended May 31, 2005, an increase of $525, or 18%. Gross profit for the nine month period ended May 31, 2006 was $9,343, representing 16% of revenues, compared to $6,363 representing 15% of revenues for the nine month period ended May 31, 2005, an increase of $2,980, or 47%. Results are described by subsidiary as follows. Gross profit and gross profit as a percentage of revenues at JH Drew increased for the three and nine month periods ended May 31, 2006 compared to the same periods ended May 31, 2005 due to lower insurance claims and increased productivity due to milder winter and spring weather conditions. For the nine month period to date, these increases were offset somewhat by unfavorable job closings due to increased costs in one of JH Drew's operating divisions. JH Drew generates lower profit margins than other subsidiaries within the Wireless Infrastructure segment due to the nature of its business in the highway construction industry as compared to certain other subsidiaries in the segment which operate in the service industry. Gross profit increased for the nine month period ended May 31, 2006 as compared to the same period ended May 31, 2005 in Fortune Wireless due to the increase in revenues discussed above. This year to date increase in gross profit was offset somewhat by increased costs associated geographic and branch expansion and hiring of additional employees. Gross profit decreased for the three month period ended May 31, 2006 as compared to the same period ended May 31, 2005 despite the increase in revenues in Fortune Wireless due mainly to increased costs associated with hiring of new personnel and geographic and branch expansion.

Operating Income

Operating income for the three month period ended May 31, 2006 was $528, compared to operating income of $1,014 for the three month period ended May 31, 2005, a decrease of ($486) or 48%. Operating income for the nine month period ended May 31, 2006 was $1,800, compared to operating income of $1,622 for the nine month period ended May 31, 2005, an increase of $178, or 11%. Results are described by subsidiary as follows. Operating income for the three and nine month periods ending May 31, 2006 as compared to the same periods ending May 31, 2005 at JH Drew increased due mainly to the increase in gross profits discussed above. Operating income decreased for the three and nine month periods ending May 31, 2006 as compared to the same periods ending May 31, 2005, in Fortune Wireless due to increased selling, general and administrative expenses related to hiring of new personnel and geographic and branch expansion .


MANUFACTURING AND DISTRIBUTION

Manufacturing and Distribution segment operating results for the three month period ended May 31, 2006 and 2005 are as follows:

                                            Three months ended                          Nine months ended
                                           May 31,     May 31,                        May 31,      May 31,
                                            2006         2005        $       %          2006        2005        $      %
                                         (unaudited) (unaudited)  Change  Change    (unaudited)  (unaudited) Change  Change
                                         ---------------------------------------    ---------------------------------------
Net revenues                             $   5,815   $   5,665    $  150      3%    $   17,426   $   16,029  $1,397      9%
Cost of revenues                             4,024       3,850       174      5%        12,434       11,368   1,066      9%
                                         ---------------------------------------    ---------------------------------------
Gross profit                                 1,791       1,815       (24)    -1%         4,992        4,661     331      7%
     Gross profit as % of revenue              31%         32%                             29%          29%

Operating expenses
     Selling, general and
     administrative                          1,587       1,491        96      6%         4,201        4,792    (591)   -12%
     Depreciation and amortization             110         145       (35)   -24%           327          436    (109)   -25%
                                         ---------------------------------------    ---------------------------------------
        Total operating expenses             1,697       1,636        61      4%         4,528        5,228    (700)   -13%
                                         ---------------------------------------    ---------------------------------------

Segment operating income (loss)          $      94   $     179    $  (85)    47%    $      464   $     (567) $1,031   -182%
                                         =======================================    =======================================

Revenues

Revenues for the three month period ended May 31, 2006 were $5,815 compared to $5,665 for the three month period ended May 31, 2005, an increase of $150 or 3%. Revenues for the nine month period ended May 31, 2006 were $17,426 compared to $16,029 for the nine month period ended May 31, 2005, an increase of $1,397 or 9%. Results are described by subsidiary as follows. Revenues at Commercial Solutions and Kingston decreased approximately 18% for the three month period and 5% for the nine month ended May 31, 2006 as compared to the same periods ended May 2005 due primarily to unavailability of certain television products from manufacturers as a result of the federal mandate for digital tuners and the loss of preferred pricing through a master distributor agreement with a large manufacturer of commercial television products in April 2005. Revenue at Nor-Cote increased 13% for the three month period and 12% for nine month period ended May 31, 2006 as compared to the same periods ended May 2005 due mainly to
1) increased sales under a toll manufacturing agreement, 2) increased sales of POP/ decal inks and 3) price increases across various product lines in July 2005. The increase in revenues at Nor-Cote was offset somewhat by lower Nor-Cote U.S. sales to the loose leaf, tag and label and compact disk markets due to competition.

Gross Profit

Gross profit for the three month period ended May 31, 2006 was $1,791 representing 31% of revenue, compared to $1,815 representing 32% of revenue for the three month period ended May 31, 2005, a decrease of ($24), or 1%. Gross profit for the nine month period ended May 31, 2006 was $4,992 representing 29% of revenue, compared to $4,661 representing 29% of revenue for the nine month period ended May 31, 2005, an increase of $331, or 7%. Results are described by subsidiary as follows. Gross profit and gross profit as a percentage of revenues increased for the nine month period ended May 31, 2006 at Commercial Solutions and Kingston as compared to the same period ended May 31, 2005 due primarily to a shift in sales focus resulting in higher margin commercial and retail sales as opposed to sales to other distributors. This increase was offset somewhat by a decrease in available new higher profit margin products along with emphasis on sales of existing lower margin inventory resulting in a decrease in gross profit and gross profit as a percentage of revenues for the three month period ended May 31, 2006. Gross profit at Nor-Cote increased slightly due to price increases that were offset somewhat by an increase in raw material prices and additional costs related to opening a new blending facility in July 2005. Gross profit as a percent of revenue is lower at Commercial Solutions and Kingston as compared to Nor-Cote due to the different nature of the business.

Operating Income

Operating income for the three month period ended May 31, 2006 was $94, compared to operating income of $179 for the three month period ended May 31, 2005, a decrease of ($85), or 47%. Operating income for the nine month period ended May 31, 2006 was $464, compared to an operating loss of ($567) for the nine month period ended May 31, 2005, an increase of $1,031, or 182%. Results are described by subsidiary as follows. The change in operating income at Nor-Cote, Commercial Solutions and Kingston was due to the change in gross profits described above as well as a reduction in administrative and sales personnel at Commercial Solutions and Kingston.

BUSINESS SOLUTIONS

Business Solutions segment operating results for the three month periods ended May 31, 2006 and 2005 are as follows:

                                            Three months ended                       Nine months ended
                                           May 31,     May 31,                      May 31,     May 31,
                                            2006        2005       $       %         2006        2005        $       %
                                         (unaudited) (unaudited) Change  Change   (unaudited) (unaudited)  Change  Change
                                         --------------------------------------   ---------------------------------------
Net revenues                             $  11,123    $   8,290  $2,833     34%   $  32,186   $  18,588    $13,598    73%
Cost of revenues                             8,793        6,398   2,395     37%      24,179      14,382      9,797    68%
                                         --------------------------------------   ---------------------------------------
Gross profit                                 2,330        1,892     438     23%       8,007       4,206      3,801    90%
     Gross profit as % of revenue              21%          23%                         25%         23%

Operating expenses
     Selling, general and
     administrative                          1,533        1,099     434     39%       4,568       2,465      2,103    85%
     Depreciation and amortization             159          116      43     37%         469         198        271   137%
                                         --------------------------------------   ---------------------------------------
        Total operating expenses             1,692        1,215     477     39%       5,037       2,663      2,374    89%
                                         --------------------------------------   ---------------------------------------

Segment operating income                 $     638    $     677  $  (39)     6%   $   2,970   $   1,543    $ 1,427    92%
                                         ======================================   =======================================

Revenues

Revenues for the three month period ended May 31, 2006 were $11,123, compared to $8,290 for the three month period ended May 31, 2005, an increase of $2,833, or 34%. Revenues for the nine month period ended May 31, 2006 were $32,186, compared to $18,588 for the nine month period ended May 31, 2005, an increase of $13,598, or 73%. Results are described by subsidiary as follows. CSM was acquired on April 5, 2005, and reported only two months revenues of $2,572 for the three and nine month periods ended May 31, 2005 as compared to $4,043 and $12,197 for the three and nine month periods ended May 31, 2006, consecutively. CSM's pro forma revenues for the three and nine month periods ended May 31, 2006 as compared to the same periods ended May 31, 2005 show a slight increase. Additionally, PSM's revenues increased 24% for the three month period ended May 31, 2006 and 25% for the nine month periods ended May 31, 2006 as compared to the same periods ended May 31, 2005 due mainly to an increase in customer base. Though PSM and CSM's primary focus involves fee revenue associated with the administration of payroll and employee benefits, the companies continue to expand other services including human resource outsourcing, employment training and testing. The business variables that PSM and CSM work to overcome include the volatile insurance industry, government regulations on employment, and the risk of partially self-funded or high deductible insurance reserves.

Gross Profit

Gross profit for the three month period ended May 31, 2006 was $2,330, representing 21% of revenue, compared to $1,892, representing 23% of revenue for the three month period ended May 31, 2005, an increase of $438, or 23%. Gross profit for the nine month period ended May 31, 2006 was $8,007 representing 25% of revenue, compared to $4,206 representing 23% of revenue for the nine month period ended May 31, 2005, an increase of $3,801, or 90%. Results are described by subsidiary as follows. CSM was acquired on April 5, 2005 and reported only two months gross profit of $571, or 22% of revenues, for the three and nine month periods ended May 31, 2005 as compared to $1,004 and $3,089, or 25% of revenues, for the three and nine month periods ended May 31, 2006, consecutively. Gross profit at PSM decreased slightly for the three month period ended May 31, 2006 as compared to the same period ended May 31, 2005 due mainly to higher claims expense with PSM's health insurance programs. Gross profit and gross profit as a percentage of revenues at PSM increased for the nine month period ended May 31, 2006 as compared to the same period ended May 31, 2005 due mainly to an increase in customer base as well as lower claims expense with PSM's health and workers compensation insurance programs.

Operating Income

Operating income for the three month period ended May 31, 2006 was $638, compared to $677 for the three month period ended May 31, 2005, a decrease of ($39), or 6%. Operating income for the nine month period ended May 31, 2006 was $2,970, compared to $1,543 for the nine month period ended May 31, 2005, an increase of $1,427, or 92%. Results are described by subsidiary as follows. CSM was acquired on April 5, 2005 and reported only two months gross profit of $108 for the three and nine month periods ended May 31, 2005 as compared to $194 and $738 for the three and nine month period ended May 31, 2006, respectively. Operating income at PSM decreased for the quarter ended May 31, 2006 due to an increase in administrative and sales personnel. Operating income at PSM increased for the nine month period ended May 31, 2006 due to an increase in revenues and gross profits as discussed above offset somewhat by an increase in administrative and sales personnel.



HOLDING COMPANY

Operating Expense

The Holding Company does not have any income producing operating assets. As such, the operating loss was equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the three month period ended May 31, 2006 were $468, compared to $525 for the three month period ended May 31, 2005, a decrease of $57, or 11%. Operating expenses for the nine month period ended May 31, 2006 were $2,233, compared to $1,383 for the nine month period ended May 31, 2005, an increase of $850, or 61%. The increase was due to the Company's hiring of additional personnel in executive management, accounting and information technology departments, and as a result of increased accounting and legal expenses primarily resulting from corporate growth.

Interest Expense

Interest expense was $649 for the three month period ended May 31, 2006, compared to $383 for the three month period ended May 31, 2005, an increase of $266, or 69%. Interest expense was $1,791 for the nine month period ended May 31, 2006, compared to $972 for the nine month period ended May 31, 2005, an increase of $819, or 84%. The three and nine month period increase was primarily due to partial bank financing of the CSM acquisition in April 2005 as well additional borrowing under the line of credit and issuance of a convertible term note in November 2005 for working capital needs.

As of May 31, 2006, the Company was not in compliance with certain bank debt covenants; however, the bank has granted a waiver of default remedies with respect to noncompliance as a result of guarantees pledged by certain shareholders of the Company. While the Company anticipates that waivers will be granted for any future non-compliance with bank covenants, the failure to obtain such waiver could negatively affect our future performance.

Income Taxes

There was $23 income tax expense for the three month period ended May 31, 2006. There was $44 of income tax expense for the nine month period ended May 31, 2006. Federal income tax expense was offset through the release of the Company's valuation allowance to the extent of current period earnings. As of May 31, 2006, the Company reported no additional release of the valuation allowance for future periods. Management deems the likelihood of incurring taxable income for fiscal year ending August 31, 2006, in excess of the deferred tax benefit of $1,014, to be more likely than not.

Management believes the majority of the Company's remaining net operating loss carryforwards may be absorbed in fiscal year 2006. As a result of the release of the valuation allowance to offset 100% of current federal taxes and recognition of the deferred tax benefit, the Company's effective tax rate is substantially lower than statutory rates.


LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $6,368 at May 31, 2006 compared with $1,200 at August 31, 2005. The increase in working capital was primarily due to a $1,387 decrease in borrowings on the line of credit with the bank, which occurred as a result of the Company's borrowings on a $7,500 long-term convertible note issued in November 2005. Current assets are composed primarily of cash and equivalents, net accounts receivable, marketable securities, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts.

The Company's principal sources of liquidity included cash and equivalents and marketable securities of $5,732 and $5,986 at May 31, 2006 and August 31, 2005, respectively. At May 31, 2006 the Company had $889 available on its line of credit with the bank.

Operating Activities

Net cash flow used in operating activities was ($983) for the nine month period ended May 31, 2006 compared to ($2,742) used in operating activities for the nine month period ended May 31, 2005. The increase of $1,759 was primarily due to an increase in net income.

Investing Activities

Net cash flow used in investing activities was ($2,425) for the nine month period ended May 31, 2006 compared to ($2,667) for the nine month period ended May 31, 2005. The decrease of ($242) was primarily due the acquisition on CSM on April 5, 2005 as well as other smaller acquisitions in 2005, offset largely by capital expenditures mainly in the Company's Cornerstone Construction and JH Drew subsidiaries related to increased work and geographic expansion.

The Company expects future requirements for capital expenditures will include expenditures in the ordinary course of business and infrastructure expansion within the wireless infrastructure segment. The Company expects to fund such capital expenditures with cash generated from operating activities and borrowings under the existing line of credit or a new line of credit.

Financing Activities

Net cash flow provided by financing activities was $3,125 for the nine month period ended May 31, 2006 compared to $5,802 for the nine month period ended May 31, 2005. The decrease of ($2,677) was mainly the result of less borrowings needed to finance operating uses of cash.

On November 21, 2005, we issued a convertible term note ("the Note"), in the principal amount of $7,500 to Laurus. The Note is convertible into shares of the Company's common stock at an initial fixed conversion price of $5.50 per share. The Company also issued to Laurus a warrant, to purchase up to 272,727 shares of the Company's common stock at an exercise price of $6.50 per share with a term of five years. In connection with the Laurus financing, the Company also issued to CB Capital a warrant to purchase up to 13,636 shares of the Company's common stock at an exercise price of $6.50 per share with a term of five years on January 25, 2006.

The Note has a term of three years and accrues interest at the prime rate plus 3% per year. Interest on the principal amount is payable monthly, in arrears, on the first business day of each consecutive calendar month thereafter until the maturity date. Under the terms of the Note, the monthly principal payment is payable either in cash at 102% of the respective monthly amortization amounts or, if certain criteria are met, in shares of the Company's common stock. See
Note 9 to the consolidated financial statements for additional discussion of the terms of the financing with Laurus.

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

The Company's short and long-term capital requirements will depend upon many factors, including whether it acquires and/or operates other businesses and the operating success of its current operating segments. Many of these and other factors are beyond the Company's control.

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

Marketable Securities

All marketable securities are included in the Company's balance sheet at current fair market value. There was $3 of realized gains from the sale of marketable securities for the three month period ended May 31, 2006. No realized gains or losses occurred for the three month period ended May 31, 2005. There was $8 and ($40) of realized gains and losses for the nine month period ended May 31, 2006 and 2005, respectively. There were unrealized gains and losses of ($149) and $67 as of May 31, 2006 and 2005, respectively. There were no other-than-temporary impairment charges recognized. The Company is carrying the investments at their amortized costs and refunded the investment account for a loan of $800 from the marketable securities account during the three month period ending May 31, 2006.


TRANSACTIONS WITH RELATED PARTIES

Transactions with related parties occurred in the normal course of operations and are measured at the agreed amount, which is the amount of consideration established and agreed to by the related parties (refer to Note 13 of the accompanying consolidated financial statements).

The Company maintains various equipment and office leases with related shareholders of the Company. Related party transactions in the three month period ended May 31, 2006 and 2005 totaled $304 and $51, respectively. Related party transactions in the nine month period ended May 31, 2006 and 2005 totaled $764 and $349, respectively. The increase is due to one additional related party operating lease and due to fair value rent increases as stated in each respective agreement.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations as of May 31, 2006:

                                                                   Payments Due By
                                     ----------------------------------------------------------------------------
                                                      Less than                                       More than
Contractual obligation                  Total          1 year         1-2 years      3-5 years         5 years
                                     -----------     -----------     -----------    -----------     -------------
Long-term debt and capital
lease obligations                    $   12,985      $    3,248      $    8,139     $    1,598      $          -
Operating lease                           5,811           2,107           3,193            346               165
                                     -----------     -----------     -----------    -----------     -------------

Total                                $   18,796      $    5,355      $   11,332     $    1,944      $        165
                                     ===========     ===========     ===========    ===========     =============

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on its variable rate line of credit and convertible term note as described in Note 9 to the consolidated financial statements. Approximately 98% of the Company's debt as of May 31, 2006 bears interest at variable rates. Based on amounts outstanding at May 31, 2006, if the interest rate on the Company's variable debt were to increase by 1.0%, annual interest expense would be higher by approximately $478.


ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect the disclosure controls and procedures or internal controls can prevent all error and all fraud. The Company's management also recognizes that, because the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and also is subject to other inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives.

The Company carries out ongoing procedures under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the period covered by this report. There have been no significant changes in the Company's internal controls over financial reporting or in other factors that are reasonably likely to significantly affect internal control over financial reporting.


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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Shareholder Meeting was held on April 13, 2006. Shareholders ownling 8,813,560 shares of common stock were present at the meeting, either in person or by proxy. Shareholders reelected the six Directors nominated in the Proxy Statement to hold office until the next Annual Shareholder Meeting. Shareholders ratified Somerset CPAs, P.C. as the Company's independent auditors for the 2006 fiscal year. Shareholders approved the adoption of the Company's 2006 Equity Incentive Plan. Additionally, shareholders approved an amendment to the Company's Restated Articles of Incorporation to change the name of the Company from Fortune Diversified Industries, Inc., to Fortune Industries, Inc.

Results of shareholder voting are as follows:

                                                                     For          Against
                                                                 ------------    ----------
Election of Directors:
    Carter M. Fortune                                             8,807,020        6,540
    John F. Fisbeck                                               8,806,404        7,156
    Harlan M. Schafir                                             8,806,354        7,206
    Nolan R. Lackey                                               8,806,435        7,125
    David A. Berry                                                8,806,786        6,774
    P. Andy Rayl                                                  8,806,385        7,175

                                                                     For          Against          Withheld
                                                                 ------------    ----------     --------------
Ratification of Somerset CPAs, P.C. as the Company's
Independent Auditors                                              8,809,998        2,006            1,556


                                                                     For          Against          Withheld
                                                                 ------------    ----------     --------------
Adoption of the 2006 Equity Incentive Plan                        7,782,873        10,863         1,019,824


                                                                     For          Against          Withheld
                                                                 ------------    ----------     --------------
Amendment to the Articles of Incorporation changing the
Company's name to Fortune Industries, Inc.                        8,804,212        4,506            4,842

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are included herein:

Exhibits

3.1 Articles of Amendment to Restated Articles of Incorporation changing Registrant name from Fortune Diversified Industries, Inc., to Fortune Industries, Inc. (1)
31.1     Rule 15d-14(a) Certification of CEO
31.2     Rule 15d-14(a) Certification of CFO
32.1     Section 1350 Certification of CEO
32.2     Section 1350 Certification of CFO

         (1) This exhibit is incorporated by reference from the Company's Current Report on Form 8-K, dated April 17, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Fortune Industries, Inc.
                                              (Registrant)

Date:  July 12, 2006                          By: /s/ John F. Fisbeck
                                              ---------------------------
                                              John F. Fisbeck,
                                              Chief Executive Officer



Date:  July 12, 2006                          By: /s/ Amy Gallo
                                              ---------------------------
                                              Amy Gallo,
                                              Chief Financial Officer