Form 10-K
period 2006-08-31
FORTUNE INDUSTRIES, INC.
filed 2006-11-29
CIK 851249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-19049
Fortune Industries, Inc.
(Exact name of registrant as specified in its charter)

Indiana	20-2803889

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6402 Corporate Drive, Indianapolis, Indiana	46278

(Address of principal executive offices)	(Zip Code)
(317) 532-1374
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($0.10 par value per share) (“Common Stock”);	American Stock Exchange
Preferred Stock ($0.10 par value per share) (“Preferred Stock”)	American Stock Exchange

(Title of Class)	(Name of Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 28, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock and Preferred Stock held by non-affiliates, based upon the closing price per share for the registrant’s common stock as reported on the American Stock Exchange, was approximately $7.6 million.
The number of shares of the registrant’s Common Stock, outstanding as of November 28, 2006 was 10,524,722. The number of shares of the registrant’s Preferred Stock, outstanding as of November 28, 2006 was 66,180.
For the purpose of calculating the aggregate market value of the Company’s Common Stock held by non-affiliates, the Company utilized the definition of “affiliates” provided by Rule 12b-2 of the Exchange Act. In applying that definition, the Company has considered all individual members of the “Control Group” as designated in the Schedule 13D filed by the Company on August 7, 2000 and on any amendments thereto to be affiliates, as well as all then current directors and executive officers. As used for purposes of determining the aggregate market value of the Voting Common Stock held by non-affiliates, “beneficial ownership” of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this calculation, a person is deemed to have beneficial ownership of any security that such person had the right to acquire within 60 days after February 28, 2006. The Company then multiplied the beneficial ownership of the non-affiliates by the closing price of the Company’s Common Stock, as of the date stated above, to derive the market value, or ‘float.’
DOCUMENTS INCORPORATED BY REFERENCE
PART III — Portions of the registrant’s Definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders of Fortune Industries, Inc., expected to be held January 9, 2007, are incorporated herein by reference in Part III of this Form 10-K.

PART I
Item 1. Business
General
Fortune Industries, Inc. (formerly known as Fortune Diversified Industries, Inc.) is a holding company of various product and service entities which operate in diverse market segments. The terms “we”, “our”, “us”, “the Company”, and “management” as used herein refers to Fortune Industries, Inc. and its subsidiaries unless the context otherwise requires. We provide a variety of services and products for selected market segments, which are classified under five operating segments, Wireless Infrastructure, Business Solutions, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integration. We have expanded services offered within certain segments which has necessitated that we change from three to five reporting segments. We have restated segment information for earlier periods in connection with the new reporting segments in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this 10-K report.
We have historically invested in businesses that we believe to be undervalued, underperforming, and /or poised for significant growth. Management’s strategic focus is to support the revenues and earnings growth of its operations by creating synergies that can be leveraged to enhance the performance of our entities and investing capital to fund expansion. Additionally, we continually seek and evaluate strategic acquisitions that expand core offerings and drive incremental revenue and earnings growth.
Our operations are largely decentralized from the corporate office. Autonomy is given to subsidiary entities, and there are few integrated business functions (i.e. sales, marketing, purchasing and human resources). Day-to-day operating decisions are made by subsidiary management teams. Our Corporate management team assists in operational decisions when deemed necessary, selects subsidiary presidents and handles capital allocation among our operations.
We were incorporated in the state of Delaware in 1988, restructured in 2000 and redomesticated to the state of Indiana in May 2005. Prior to 2001, we conducted business mainly in the entertainment industry. Effective September 1, 2005,we were no longer eligible as a small business reporter on Form 10-KSB under Regulation S-B and instead became subject to the reporting requirements on Form 10-K under Regulation S-K. A description of our operating segments is as follows:
Wireless Infrastructure Segment
We have invested in wireless infrastructure businesses since July 2001, and have completed six acquisitions primarily related to infrastructure products and service offerings related to the development, marketing, management, maintenance and upgrading of wireless telecommunications sites. While services are still offered under certain subsidiaries, in November 2005 we began marketing the consolidated services of these subsidiaries under the Fortune Wireless name brand to promote our ‘turn-key’ service offerings whereby we assist with multiple areas of wireless infrastructure under integrated contracting arrangements. Turn-key services include site acquisition, engineering, architecture and design, construction management, and technical consulting.
Site Acquisition
Site acquisition services are performed for the wireless telecommunications industry and include program management, site leasing, land use planning, architectural & engineering design, construction management, co-location facilitation, environmental services, lease renegotiation, site marketing and asset management.
Engineering, Architecture and Design
Engineering, architecture and design services are performed for the wireless, telecommunications, real estate development, municipal, and petroleum industries. The telecommunications industry includes cellular, personal communication services (PCS), specialized mobile radio (SMR), enhanced specialized mobile radio (ESMR), microwave systems, fixed wireless, broadband and fiber optics technologies for carriers, tower consolidators and utilities. Services also include structural analysis and design of improvements to telecommunications towers, the structural design and analysis of buildings, commercial and residential land development projects, including re-zoning of properties.

Construction Management
Construction management is performed for the telecommunications industry, primarily consisting of developing and upgrading wireless networks for wireless carriers. Services include program and construction management, electrical, foundation, tower installations, antennae and line installations.
Technical Consulting
Technical consulting services are performed for wireless equipment manufacturers and service providers including switch and radio base station engineering. Services include site, survey, delivery, installation and integration for the implementation of end user equipment offered by a wide range of wireless equipment manufacturers.
Subsidiaries operating in the Wireless Infrastructure segment include Fortune Wireless, Inc. (Fortune Wireless), PDH, Inc. (PDH), Magtech Services, Inc. (Magtech), Cornerstone Wireless Construction Services, Inc. (Cornerstone Construction), Innovative Telecommunications Consultants, Inc. (ITC), and James Westbrook & Associates, LLC (JWA).
The principal products and services rendered by the segment accounted for 18% or our consolidated revenues in fiscal year 2006, 13% of our consolidated revenues in 2005, and 9% of our consolidated revenues in 2004.
Customers and Backlog
Four customers accounted for 65% of revenues in the Wireless Infrastructure segment in fiscal year 2006. While not material to the consolidated Company, the loss of any of these customers could have a material adverse effect on the segment. Our wireless infrastructure operations are primarily focused in the central United States, though a number of contracts are performed outside of that region or on a national basis. Revenues and operating results may be subject to seasonal variations due mainly to weather and customer spending patterns. Our revenues are typically greatest in our first, third and fourth quarters. Revenues are lowest in the second quarter due to adverse weather conditions, which may cause delays. Additionally, our volume of revenues and operating results may be highly cyclical as a result of changes in geographic spending habits and the financial condition of our customers and their access to capital.
As of August 31, 2006, the Wireless Infrastructure segment backlog was approximately $5.3 million, and management currently anticipates completing backlog orders by August 31, 2007. Management defines backlog as the value of work to be done where the following conditions are met: (i) the price of the work to be done is fixed; (ii) the scope of the work (both in definition and amount) to be done is fixed (i.e. the number of sites has been determined); and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future.
Competition
The wireless infrastructure industry is highly competitive and fragmented, requiring substantial resources and skilled and experienced personnel. Several competitors are large companies that have greater capital resources, larger customer bases, and more established industry relationships than we do. Additionally, there are numerous regional competitors. There are relatively few barriers to entry and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor.
A significant portion of the Wireless Infrastructure segment’s revenues is derived from direct bidding on projects as well as unit price agreements, and price is often an important factor in the award of such business and agreements. Accordingly, we could be underbid by our competitors in an effort by them to procure such business. We believe that as demand for our products and services increases, customers will increasingly consider other factors in choosing a provider, including technical expertise and experience, industry reputation and dependability. We believe that the Company will benefit when these factors are considered. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide products and services that are superior in both price and quality to our products and services, or that we will be able to maintain or enhance our competitive position.
Government Regulation
Operations are subject to various federal, state and local laws and regulations including licensing requirements applicable to architects, electricians, engineers and other professionals; permitting and inspection requirements applicable to construction projects; and regulations relating to worker safety and environmental protection. We are also indirectly subject to Federal Communication Commission regulations and requirements related to our association with wireless networks.
Business Solutions Segment
The Business Solutions segment provides full-service human resource services through professional employment organization (PEO) relationships. Business Solutions services are performed by Professional Staff Management, Inc. and subsidiaries (PSM), CSM, Inc. and subsidiaries (CSM) and related entities. PSM was acquired in October 2003 and CSM was acquired in April 2005 and are among the nation’s oldest PEOs, and are recognized leaders in outsourced human resource services. Our PEOs provide services typically managed by a company’s internal human resources and accounting departments, including payroll and tax processing and management, worker’s compensation and risk management, benefits administration, unemployment administration, human resource compliance services, 401k and retirement plan administration and employee assessments. Clients represent a wide variety of industries from healthcare, professional services, manufacturing logistics, telemarketing to blue collar services. Combined, these organizations provide co-employment services to over 7,800 employees in 44 states.
The principal services rendered by the segment accounted for 28% of our consolidated revenues in fiscal year 2006, 25% of our consolidated revenues in 2005, and 27% of our consolidated revenues in 2004.
Customers
Management’s focus is on providing PEO services to small and medium-sized businesses with 10 to 1,000 employees. Our customer base is diverse with no significant customer or group of customers. While worksite employees are located throughout the majority of the United States, our client operations are primarily headquartered in Indiana or Tennessee.
Competition
We compete with other PEOs, third party payroll processing and human resource consulting companies, and in-house human resource divisions. The PEO industry is highly fragmented between local, regional and national PEO operators.
Vendor Relationships
We provide benefits to worksite employees under arrangements with a variety of vendors. We provide health insurance coverage to our worksite employees through a partially self-funded plan using AIG (“AIG”) and other health networks, and through a fully-insured plan using Healthspring, Inc. (“Healthspring”) and various other fully insured policies or service contracts. Under the partially self-funded policy with AIG, we are liable for the first $180,000 of claims per individual, while AIG is liable for all excess claims. There is an additional limit for aggregate claims incurred based on the number of participants in the plan. The policy with Healthspring is a fully insured plan. We provide workers compensation coverage to our worksite employees through Wausau Insurance. (“Wausau”). Under the partially self-funded policy with Wausau, we are liable for the first $250,000 of claims per occurrence, while Wausau is liable for all excess claims.

Government Regulation
Operations are subject to various federal, state and local laws and regulations including federal regulations relating to various employee benefit plans including 401(k) plans, cafeteria plans, group health plans, welfare benefit plans and health care flexible spending plans; local, state and federal regulations relating to employment taxes including withholding of income tax, obligations under the Federal Income Contribution Act (“FICA”), the Federal Unemployment Tax Act (“FUTA”), state unemployment and related tax reporting and remittance; compliance with COBRA, HIPAA and ERISA (for employee benefit plans sponsored solely by the Company and/or its subsidiaries ). Additionally, certain states have varying regulations regarding licensing, registration or certification requirements for PEOs.
Transportation Infrastructure Segment
The Transportation Infrastructure segment assists customers with the development, maintenance and upgrading of transportation infrastructure and commercial construction projects. Transportation infrastructure products and services are performed by the James H. Drew Corp. and subsidiaries (JH Drew). JH Drew was acquired in April 2004 and has been operating over fifty years servicing contractors and state departments of transportation throughout the Midwestern United States. JH Drew is a leading specialty contractor in the field of transportation infrastructure, including guardrail, electrical components, and the fabrication and installation of structural steel for commercial buildings.
The principal products and services rendered by the segment accounted for 37% or our consolidated revenues in fiscal year 2006, 41% of our consolidated revenues in 2005, and 26% of our consolidated revenues in 2004.
Customers and Backlog
Three customers accounted for 11% of revenues in the Transportation Infrastructure segment in fiscal year 2006. While not material to the consolidated Company, the loss of any of these customers could have a material adverse effect on the segment. Revenues and operating results may be subject to seasonal variations due mainly to weather and customer spending patterns. Our revenues are typically greatest in our first, third and fourth quarters. Revenues are lowest in the second quarter due to the nature of the construction industry and due to adverse weather conditions, which may cause delays. Additionally, our volume of revenues and operating results may be highly cyclical as a result of changes in federal and state funding of highway construction projects.
The Transportation Infrastructure segment backlog was approximately $34.5 million and $23.0 million at August 31, 2006 and 2005, respectively. The Company currently anticipates completing the majority of the backlog orders by August 31, 2007.
Materials
We purchase materials, including guardrail and other components, that are contingent upon commodity pricing. Certain of our materials are purchased from a limited number of sources; however, we do not anticipate experiencing any difficulties in procuring these materials. The prices of these commodities have been subject to volatility in previous years and this trend is expected to continue.
Competition
The transportation infrastructure markets in which we operate are highly competitive, requiring substantial resources and skilled and experienced personnel. We compete with other companies in most of the geographic markets in which we operate. A majority of contracts are completed under unit price contracts and are derived from direct bidding on projects.
Government Regulation
Operations are subject to various federal and state laws and regulations for contractors including licensing requirements and regulations relating to worker safety and environmental protection.

Ultraviolet Technologies Segment
The Ultraviolet (UV) Technologies segment manufactures UV curable screen printing inks. UV Technologies products are manufactured by Nor-Cote International, Inc. and subsidiaries (Nor-Cote), which we acquired in July 2003. These ink products are printed on many types of plastic, metals and other substrates that are compatible with the UV curing process. Typical applications are plastic sheets, point-of-purchase (POP) signage, banners, decals, cell phones, bottles and containers, CD and DVD, rotary-screen printed labels, and membrane switch overlays for conductive ink. Nor-Cote has operating facilities in the United States, United Kingdom, China and Singapore, with worldwide distributors located in South Africa, Australia, Canada, China, Colombia, Hong Kong, India, Indonesia, Italy, Japan, Korea, New Zealand, Poland, Spain, Taiwan, Thailand, Latin America and the United States.
The principal products rendered by the segment accounted for 8% or our consolidated revenues in fiscal year 2006, 10% of our consolidated revenues in 2005, and 16% of our consolidated revenues in 2004.
Research and development expenses are incurred within the Ultraviolet Technologies segment. These expenses primarily relate to research regarding improvements to existing ultraviolet inks and the development of new ultraviolet ink products.
Customers
Our customer base is diverse with no significant customer or group of customers. While not material to the consolidated Company, thirty-one percent of Nor-Cote revenues are derived from overseas customers. Sales to these customers are typically made through distributor relations or through European and Asian sales office personnel.
Competition
Competition comes from new technologies, customer unwillingness to move to new technologies and products, internal product development departments and outside vendors. We compete with numerous other ink-related companies that are located throughout the world. Several competitors are large companies that have greater financial, technical and marketing resources than we do.
Raw Materials
We use various resins and pigments in the manufacture of our ink products. We are subject to risks including raw material shortages and discontinued products. We purchase materials from a variety of sources which helps mitigate these risks.
Electronics Integration Segment
The Electronics Integration segment sells and installs a variety of electronic products and equipment, including video, sound and security products. Subsidiaries include Kingston Sales Corporation (Kingston), Commercial Solutions, Inc. (Commercial Solutions) and Audio-Video Revolution, Inc. (AVR).
Kingston and Commercial Solutions are distributors for prominent national companies in the electronic, sound, security, and video markets. Customers include businesses in the lodging, healthcare, education, transportation and retail industries. Product offerings include the latest technology in TVs, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems. Kingston was acquired in July 2002. Commercial Solutions began operations in December 2003.
AVR, acquired in November 2005, provides a wide range of design, engineering and installation of residential, commercial, and retail audio and video systems including video-conferencing, board-room, home-theater, surround sound audio and security systems, as well as design, engineering and installation of electrical wiring and structured cabling systems, digital satellite television and wireless and network high speed (broadband) internet.

The principal products rendered by the segment accounted for 9% or our consolidated revenues in fiscal year 2006, 11% of our consolidated revenues in 2005, and 22% of our consolidated revenues in 2004.
Customers
Our customer base is diverse with no significant customer or group of customers. Delivery time is critical to operational success and drop-shipments are performed whenever reasonably possible.
Vendor Relationships
We have distributorship agreements with various vendors including TTE Corporation (RCA), LG Electronics Inc. and Panasonic. These agreements contain competitive pricing and channels of distribution that are critical to the on-going success of our segment operations.
Competition
There is a significant amount of competition with other distributors, service and retail providers. In addition, there are relatively few barriers to entry into the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor.
Employees
As of November 28, 2006, we employed approximately 580 full-time employees, of which approximately 150 were represented by union contracts within the Transportation Infrastructure segment. Additionally, within the Business Solutions segment, we had approximately 7,800 co-employees under customer-contract relationships. Our in-house staff is supplemented with contract personnel on an as-needed basis. Management believes that its relationships with its employees are generally satisfactory.
Control Group
At August 31, 2006, a Control Group held 80.3% or 8,456,134 shares of our outstanding common stock. Members of the control group include our CEO, Mr. John Fisbeck, and our Chairman of the Board, Mr. Carter Fortune. Additionally, Mr. Harlan Schafir, Mr. Norman Wolcott, Jr. and the “Wolcott Trusts” are deemed members of the control group. Individually, each of the above persons has the sole voting and dispositive power over the following number of shares of the Company’s Common Stock as of August 31, 2006: John F. Fisbeck, 1,637,701 (or 15.6%), Carter M. Fortune, 4,132,810 (or 39.3%), Harlan M. Schafir, 1,310,000 (or 12.4%), Norman G. Wolcott, Jr., individually, 713,751 (or 6.8%), Norman G. Wolcott Jr., as Trustee of the Wolcott Trusts, 285,372 (or 2.7%). In addition to the above shares, Messrs. Fisbeck and Fortune share dispositive control over 376,500 (or 3.6%) shares of the Company’s Common Stock held by Fisbeck — Fortune Development, LLC.
Additional information with respect to the Company’s businesses
The amounts of assets, revenues and earnings attributable to the aforementioned operating segments are included in Note 22 to the Company’s Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data.
Our common stock is traded on The American Stock Exchange under the symbol “FFI”. We maintain a website (http://www.ffi.net) where our annual reports, certain corporate governance documents, press releases, interim shareholder reports and links to our subsidiaries’ websites can be found. The Company’s periodic reports filed with the SEC, which include Form 10-K’s, Form 10-Q’s, Form 8-K’s and amendments thereto, may be accessed by the public free of charge from the SEC and through the Company. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov) and indirectly through our website (http://www.ffi.net). Copies of these reports may also be obtained, free of charge, upon written request to the Company’s principal executive office at: Fortune Industries, Inc., 6402 Corporate Drive, Indianapolis, IN 46278, Attn: Corporate Secretary (1-317-532-1374) or may be obtained from the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 (1-800-SEC-0330).

Item 1A. Risk Factors
Our businesses are subject to a variety of risks and uncertainties which are described below. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not described or not known to management of the Company may also impair business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.
The businesses in which we provide services are highly competitive.
The industries we operate in are highly competitive and are served by numerous small, owner-operated private companies, regional companies, national and international public companies. In addition, relatively few barriers prevent entry into these industries. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Customers within certain of our industries usually employ personnel who perform some of the same types of services we provide. We cannot be certain that our existing or prospective customers will continue to outsource services in the future. Competition in the various industries in which we focus depends on a number of factors, including price. Certain of our competitors may have lower overhead cost structures and may, therefore, be able to provide their services at lower rates than we are able to provide. In addition, some of our competitors are larger and have greater resources than we do. Our management cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, our management cannot be certain that we will be able to maintain or enhance our competitive position within our industries.
Our operating results may vary significantly from quarter-to-quarter.
During the winter months and at other times of year, demand for our services (including, but not limited to the services provided by the Wireless Infrastructure and Transportation Infrastructure segments) may be lower due to inclement weather. In addition, inclement weather could cause delays in the issuance or completion of projects. Further, our quarterly results may also be materially affected by:
▪	the timing and volume of work under new agreements;

▪	the termination of existing agreements;

▪	regional or general economic conditions;

▪	a change in the mix of our customers, contracts and business;

▪	the budgetary spending patterns of customers;

▪	variations in the margins of projects performed during any particular quarter;

▪	increases in construction and design costs;

▪	the availability of products to sell;

▪	changes to the cost of available products;

▪	changes in bonding requirements applicable to new agreements;

▪	losses experienced in our operations not otherwise covered by insurance;

▪	payment risk associated with the financial condition of our customers;

▪	costs we incur to support growth internally or through acquisitions or otherwise;

▪	the timing of acquisitions; and

▪	the magnitude of acquisition assimilation costs.
Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.
We may not be able to successfully achieve the expected benefits of acquisitions, which exposes us to risks associated with these transactions.
We have made and may continue to make acquisitions or investments in or engage in strategic partnering relationships with other companies or technologies. We may not be able to successfully achieve expected benefits. Additionally, we may be exposed to factors including but not limited to unanticipated contingent liabilities, additional expenses, loss of key employees or customers, or other contingencies consistent with acquisition risks, which ultimately could result in significantly decreased earnings and material and adverse effects on our business, financial condition and results of operations.

We may be unsuccessful at integrating companies.
We may not successfully integrate the companies that we have acquired or that we may acquire with our existing operations without substantial costs, delays or other operational or financial problems. Failure to implement proper overall business controls could result in inconsistent operating and financial practices at the companies that we acquire, and our overall profitability could be adversely affected. Integrating our acquired companies involves a number of special risks which could materially and adversely affect our business, financial condition and results of operations, including:
▪	failure of acquired companies to achieve the results that we expect;

▪	diversion of management’s attention from operational matters;

▪	difficulties integrating the operations and personnel of acquired companies;

▪	inability to retain key personnel of the acquired companies;

▪	risks associated with unanticipated events or liabilities;

▪	the potential disruption of business; and

▪	the difficulty of maintaining uniform standards, controls, procedures and policies.
Further, if one of the acquired companies suffers customer dissatisfaction or performance problems, our reputation could be materially and adversely affected.
We may not succeed in generating internal growth.
Our ability to generate internal growth will be affected by, among other factors, our ability to:
▪	expand the range of services we offer to customers to address their evolving needs;

▪	attract new customers;

▪	increase the number of projects performed for existing customers;

▪	hire and retain employees;

▪	open additional facilities; and

▪	reduce our operating and overhead expenses.
In addition, our customers may reduce the number or size of projects available to us due to their inability to obtain capital. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. Our inability to achieve internal growth could materially and adversely affect our business, financial condition and results of operations.
Our customers are often larger companies that have superior bargaining strength.
Some of our customers or prospective customers (including, but not limited to, customers or prospective customers of the Wireless Infrastructure segment) are large companies that have a greater bargaining position than we do in negotiating contracts due to the potential value to us of obtaining their business and the intense competition we face to obtain that business. This unequal bargaining position could result in our acceptance of less favorable contract terms than we might otherwise accept, reduced operating margins and material and adverse effects on our business, financial condition and results of operations.
The concentration of a portion of our business among large customers could increase credit risks.
The concentration of a portion of our business among a number of large customers (including, but not limited to customers in the Wireless Infrastructure segment) increases our potential credit risks. One or more of these customers could delay payments or default on credit extended to them. Any significant delay in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we have established such working capital resources prior to such delays or defaults. Any significant default could result in significantly decreased earnings and material and adverse effects on our business, financial condition and results of operations.

Many of our contracts may be canceled on short notice and we may be unsuccessful in replacing the contracts as they are completed or expire.
We could experience a material adverse effect on our revenue, net income and liquidity if any of the following occur:
▪	our customers cancel a significant number of contracts;

▪	we fail to win a significant number of our existing contracts upon re-bid; or

▪	we complete the required work under a significant number of non-recurring projects and cannot replace them with similar projects.
We may not be able to maintain appropriate staffing levels related to our billable workforce.
If we maintain or increase billable staffing levels in anticipation of one or more projects and those projects are delayed, reduced or terminated, or otherwise do not materialize, we may underutilize these personnel, which could have material and adverse effects on our business, financial condition and results of operations.
We bear the risk of cost overruns on a large percentage of our revenues that are derived from fixed price contracts.
The concentration of a portion of our business among a number of fixed price contracts (including, but not limited to contracts in the Wireless Infrastructure and Transportation Infrastructure segments) increases our potential risk of loss. Under fixed price contracts, we provide specific tasks for a specific price and are typically paid on a milestone basis. Such contracts involve greater financial risks because we bear the risk if actual project costs exceed the amounts we are paid under the contracts.
Increases in estimated project costs under the percentage-of-completion method of accounting could cause fluctuations in our quarterly results and adversely affect our operating results.
Certain portions of our business (including, but not limited to construction services within the Wireless Infrastructure and Transportation Infrastructure segments) recognize revenues using the percentage-of-completion method of accounting. This accounting method results in our recognizing contract revenues and earnings over the contract term in proportion to our incurrence of contract cost. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability which requires considerable judgment. If in any period we significantly increase our estimate of the total costs to complete a given project, we may recognize very little or no additional revenues with respect to that project. If the total contract cost estimates indicate that there is a loss, such loss is recognized in the period such determination is made. To the extent that our cost estimates fluctuate over time or differ from actual costs, our operating results may be materially affected. As a result, our gross profit in future periods may be significantly reduced or eliminated.
A portion of our business depends on our ability to provide surety bonds. We may be unable to compete for our work on certain projects if we are not able to obtain the necessary surety bonds.
We have posted letters of credit to support our surety bond program in our Wireless Infrastructure and Transportation Infrastructure segments. Further, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. Current or future market conditions, as well as changes in our surety’s assessment of our operating and financial risk, could cause our surety provider to decline to issue or renew, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety provider were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

Our unionized workforce could adversely affect our operations.
As of August 31, 2006, approximately 71% of our employees within our Transportation Infrastructure segment were covered by multi-employer bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could cause us to lose business and decrease our revenue.
We may incur liabilities or suffer negative financial impact relating to occupational health and safety matters.
The services provided by us create a risk of serious injury or death for the employees performing the work and for other persons (including but not limited to cellular tower construction in the Wireless Infrastructure segment and highway construction work in the Transportation Infrastructure segment). These risks can increase the Company’s exposure to liability and may result in increased insurance costs. In addition, if our safety record were to substantially deteriorate over time, our customers could cancel our contracts and not award us future business.
Our success is dependent on growth in the deployment of wireless networks and new technology upgrades, and to the extent that such growth slows, our business may be harmed.
Telecommunications carriers, who are serviced by our Wireless Infrastructure segment, are constantly re-evaluating their network deployment plans in response to trends in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, increasing pricing competition for subscribers and general economic conditions in the United States. If the rate of network deployment slows and carriers reduce their capital investments in wireless infrastructure or fail to expand into new geographic areas, our business may be significantly harmed. The uncertainty associated with rapidly changing telecommunications technologies may also negatively impact the rate of deployment of wireless networks and the demand for our services. Telecommunications service providers face significant challenges in assessing consumer demand and in acceptance of rapidly changing enhanced telecommunications capabilities. If telecommunications service providers perceive that the rate of acceptance of next generation telecommunications products will grow more slowly than previously expected, they may, as a result, slow their development of next generation technologies. Moreover, increasing price competition for subscribers could adversely affect the profitability of carriers and limit their resources for network deployment. Any significant sustained slowdown will further reduce the demand for our services and adversely affect our financial results.
If wireless carriers, network equipment vendors and enterprises do not outsource their wireless telecommunications services, our business will suffer.
Our success depends upon the continued trend by wireless carriers and network equipment vendors to outsource their network design, deployment and management needs. If this trend does not continue and wireless carriers and network equipment vendors elect to perform more network deployment services themselves, our operating results and revenues may decline.
The telecommunications industry has experienced significant consolidation, and this trend is expected to continue. It is possible that we and one or more of our competitors each supply products to the companies that have merged or will merge.
This consolidation could result in delays in purchasing decisions by merged companies or in us playing a decreased role in the supply of products to the merged companies. Delays or reductions in wireless infrastructure spending could have a material adverse effect on demand for our products and services and, consequently, our results of operations.
We could have unfavorable health insurance and workers compensation claim experiences.

The Business Solutions segment calculates reserves for workers compensation and health insurance claims by estimating unpaid losses and loss expenses with respect to claims occurring on or before the balance sheet date, and under certain instances we carry high deductibles on these policies. Such estimates include provisions for reported claims and provisions for incurred-but-not-reported claims. The estimates of unpaid losses are established and continually reviewed by the Company using a variety of statistical and analytical techniques. Reserve estimates reflect past claims experience, currently known factors and trends and estimates of future claim trends. We cannot be certain that future claims will be consistent with past experience.
We could face additional liability for worksite employee payroll and benefits costs.
Under customer service agreements, we become a co-employer of worksite employees and assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such worksite employees. Our obligations include responsibility for:
▪	payment of the salaries and wages for work performed by worksite employees, regardless of whether the client timely pays us the associated service fee; and

▪	providing benefits to worksite employees even if our costs to provide such benefits exceed the fees the client pays us.
If a client does not pay us, or if the costs of benefits we provide to worksite employees exceed the fees a client pays us, our ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on our financial condition or results of operations.
We may face operational challenges as a result of changes in federal, state and local regulations.
As a major employer, our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax and employment matters. By entering into a co-employer relationship with employees assigned to work at client locations, we assume certain obligations and responsibilities of an employer under these laws. However, many of these laws (such as ERISA and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of “employer” under these laws is not uniform. In addition, many of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. Any adverse application of these other federal or state laws to the PEO relationship with our worksite employees could have a material adverse effect on our results of operations or financial condition.
While many states do not explicitly regulate PEOs, various states have passed or may be considering passing laws that have licensing or registration requirements for PEOs. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. While we generally support licensing regulation because it serves to validate the PEO relationship, we may not be able to satisfy licensing requirements or other applicable regulations for all states. In addition, there can be no assurance that we will be able to renew our licenses in all states.
We may face additional liabilities as a result of increases in unemployment tax rates.
We record our state unemployment tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Should our claim experience increase, our unemployment tax rates could increase. In addition, states have the ability under law to increase unemployment tax rates to cover deficiencies in the unemployment tax fund. Some states have implemented retroactive cost increases. Contractual arrangements with our clients limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on our financial condition or results of operations.
We face potential client liabilities for employment taxes.

Under agreements in our Business Solutions segment, we assume sole responsibility and liability for paying federal employment taxes with respect to wages and salaries we pay our worksite employees including:
▪	income tax withholding requirements;

▪	obligations under FICA; and

▪	obligations under FUTA.
Employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes. Most states impose similar employment tax obligations on the employer. While agreements we enter into provide that we have sole legal responsibility for making these tax contributions, the IRS or applicable state taxing authority could conclude that such liability cannot be completely transferred to us. Accordingly, in the event that we fail to meet our tax withholding and payment obligations, the client may be held jointly and severally liable for those obligations. An adverse resolution of this issue may discourage clients from entering into PEO relationships in the future.
We may not be able to realize our deferred income tax assets.
Significant estimates have been made by management with respect to the realizability of the Company’s deferred tax assets. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” including the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company’s earnings history and the Company’s near-term earnings expectations.
We may not be able to protect our intellectual property rights.
We have, through invention, license agreements or other means, gained various rights in intellectual property that create value for us. In order to avoid public disclosure of details relating to our inventions and intellectual property (especially with respect to our ultraviolet ink formulas within our Ultraviolet Technologies segment), we have in many cases chosen to avoid the patent filing process. Accordingly, it may be difficult to protect these various intellectual property rights from infringement or other degradation and the underlying intellectual property could thereby decrease in value to us. Much of our intellectual property (including, but not limited to ultraviolet ink formulas within our Ultraviolet Technologies segment) is treated as a trade secret; as such, it may not have the same protection as if it had been patented.
We are exposed to financial market risks, including interest rate fluctuation and changes in foreign currency exchange rates.
We are exposed to changes in interest rates on variable interest rate revolving lines of credit. We believe an increase in short-term borrowing rates during interest rate increases could have a material impact on interest expense.
Our results of operations could be adversely affected as a result of goodwill impairments.
When we acquire a business, we record goodwill equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” which provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS 142 requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually as of the end of the fourth quarter. Future impairments, if any, will be recognized as operating expenses.

Our debt financing is guaranteed by our two majority shareholders (our Chairman of the Board of Directors and our CEO). A refusal to make additional guarantees by our Chairman of the Board of Directors could impact our borrowing capabilities.
If our Chairman of the Board of Directors would not guarantee our debt, we may not be able to retain current borrowing capabilities, growth opportunities, or interest rates.
We may not have sufficient funds to repay our obligations to creditors when they become due and our default could have a significant negative impact on our business.
If we are not able to repay the principal and interest on our convertible term note with Laurus Master Fund, Ltd. (“Laurus”) in shares of our common stock, we may not have sufficient funds to repay Laurus when our debt obligations to Laurus become due.
Our bank credit agreement contains provisions that allow our creditors to accelerate the payment of our debt under those agreements in the event that we are found to be in default of the credit agreement terms. In the event that we are obligated to immediately pay such debt in full under one or more credit agreements we may not be able to meet this demand.
Accordingly, we may be required to obtain the funds necessary to repay these obligations either through refinancing, the issuance of additional equity or debt securities or the sale of assets. We may be unable to obtain the funds needed, if any, to repay the obligations from any one or more of these sources on favorable economic terms or at all.
The Company’s shareholders may experience dilution if future equity offerings are used to fund operations or acquire additional businesses.
If our future operations or acquisitions are financed through the issuance of equity securities, our shareholders could experience significant dilution. In addition, securities issued in connection with future activities could potentially have rights and preferences senior to the current rights and preferences of the Company’s common stock.
Our business growth could outpace the capability of our corporate management infrastructure.
We cannot be certain that our systems, procedures and controls will be adequate to support our operations as they expand. Future growth also will impose significant additional responsibilities on members of our senior management, including the need to recruit and integrate new senior level managers and executives. We cannot be certain that we can recruit and retain such additional managers and executives. To the extent that we are unable to manage our growth effectively, or are unable to attract and retain additional qualified management, our financial condition and results of operations could be materially and adversely affected. These risks may be even more likely to affect our Wireless Infrastructure segment due to the extremely rapid pace of growth in that industry and the demands such growth places on our management infrastructure.
The departure of key personnel could disrupt our business, and few of our key personnel are obligated to stay with us.
We depend on the continued efforts of our executive officers and on the senior management of the businesses we acquire. Although we intend to enter into an employment agreement with each of our executive officers and certain other key employees, we cannot be certain that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could adversely affect our business, financial condition and results of operations. We do not carry key-person life insurance on some key employees, including our majority shareholder that guarantees certain debt obligations.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. We have reported material weaknesses in our internal control over financial reporting that, if we do not substantially remedy, could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.
As described in Item 9A of this Report, certain control deficiencies constitute a material weakness in our internal control over financial reporting as of August 31, 2006. In particular, we have concluded that (i) additional accounting personnel were needed both at the parent company level and at certain subsidiaries at August 31, 2006 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures.
Certain businesses we have acquired may have had limited infrastructure and systems of internal controls. Performing assessments of internal controls, implementing necessary changes, and maintaining an effective internal controls process is costly and requires considerable management attention, particularly in the case of newly acquired entities. Internal control systems are designed in part upon assumptions about the likelihood of future events, and all such systems, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
We also cannot assure that we will implement and maintain adequate controls over our financial processes and reporting in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
A control group owns a substantial majority of our common stock.
At August 31, 2006, a Control Group held 80.3% or 8,456,134 shares of our outstanding common stock. Members of the control group include our CEO, Mr. John Fisbeck, and our Chairman of the Board, Mr. Carter Fortune. Additionally, Mr. Harlan Schafir, Mr. Norman Wolcott, Jr. and the Wolcott Trusts are deemed members of the control group. Individually, each of the above persons has the sole voting and dispositive power over the following number of shares of the Company’s Common Stock as of August 31, 2006: John F. Fisbeck, 1,637,701 (or 15.6%), Carter M. Fortune, 4,132,810 (or 39.3%), Harlan M. Schafir, 1,310,000 (or 12.4%), Norman G. Wolcott, Jr., individually, 713,751 (or 6.8%), Norman G. Wolcott Jr., as Trustee of the Wolcott Trusts, 285,372 (or 2.7%). In addition to the above shares, Messrs. Fisbeck and Fortune share dispositive control over 376,500 (or 3.6%) shares of the Company’s Common Stock held by Fisbeck — Fortune Development, LLC.
As a result, these persons could have a controlling influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations, election of directors and any other significant corporate actions. The interests of these shareholders may differ from the interests of the Company’s other shareholders and their stock ownership may thereby limit the ability of other shareholders to influence the management and affairs of the Company.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of August 31, 2006, we maintained the following operating facilities:

Approximate
			Owned /	Square
Segment	Location(s)	Description	Leased	Footage
Corporate and various Wireless Infrastructure & Electronics Integration subsidiaries	Indianapolis, IN	Corporate offices, various subsidiary offices and warehouse facilities	Leased (1)	171,000

Wireless Infrastructure	Columbus, OH Cleveland, OH, Kansas City, MO, Richmond, VA, Ft. Wayne, IN and Atlanta, GA	Offices, warehouse facility Offices, warehouse facilities	Leased (1) Leased	11,000 27,000

Business Solutions	Richmond, IN Indianapolis, IN Brentwood, TN	Offices Offices Offices	Leased (2) Leased Leased	10,000 7,000 10,000

Transportation Infrastructure	Indianapolis, IN, Sedalia, MO, Knoxville, TN	Offices, equipment yard, warehouse, storage and vehicle shop	Leased (1)	41,000 (3)

Ultraviolet Technologies	Crawfordsville, IN Crawfordsville, IN United Kingdom, Singapore, Shenzhen, China and GuangDong, China Atlanta, GA	Offices Manufacturing facility Offices, warehouse and manufacturing facilities Offices, warehouse facility	Leased (1) Owned Leased Leased	20,000 34,000 11,000 5,000

(1)	The leases on these properties are with a limited liability company owned by the Company’s two majority shareholders. Refer to the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

(2)	The leases on this property are with a limited liability company owned by the former Chief Operating Officer of the Company. Refer to the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

(3)	Represents total facility square footage. Additionally, we have approximately 14 acres of yard space.
In the opinion of management of the Company, its properties are adequate for its present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe all of our assets are adequately covered by insurance.
Item 3. Legal Proceedings
The Company is a party to certain pending claims that have arisen in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position, results of operations, or cash flows if adversely resolved.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2006.
Executive Officers of the Registrant
The executive officers of the Company are as follows:

Name	Age	Position
John F. Fisbeck	50	President and Chief Executive Officer

Carter M. Fortune	65	Treasurer

Amy E. Gallo	39	Chief Financial Officer

Harlan M. Schafir	52	Chief Operating Officer (1)

(1)	Harlan M. Schafir was elected to the Company’s Board on October 1, 2003 and was also appointed Chief Operating Officer of the Company as of that date. Mr. Schafir’s term as Chief Operating Officer ended on September 30, 2006, when his employment contract with the Company was not renewed.
Each executive officer serves, in accordance with the by-laws of the Company, until the annual meeting of the Board of Directors.
John F. Fisbeck was elected President, Chief Executive Officer and Director of the Company on May 27, 2005.
Carter M. Fortune was appointed Chief Executive Officer and Chairman of the Board of the Company as of January 2002. Mr. Fortune resigned as Chief Executive Officer on May 27, 2005 and was appointed Treasurer.
Amy E. Gallo was elected to the Company’s Board and became Chief Financial Officer and Secretary of the Company in December 2002. Ms. Gallo resigned from the Company’s Board on July 29, 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
The Common Stock of Fortune Industries, Inc. is traded on the American Stock Exchange (Symbol: FFI). As of November 28, 2006, there were 146 holders of record of the common stock. This number does not include shareholders for whom shares were held in “nominee” or “street name”. Prior to June 23, 2005, our stock traded on the NASD OTC Bulletin Board under the symbol “FDVI” for the period June 17, 2001 through June 1, 2005 and under the symbol “FDVF” for the period June 2, 2005 through June 22, 2005. High and low quotations reported by the NASD OTC Bulletin Board or the American Stock Exchange, as applicable, during the periods indicated are shown below. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions. All share prices presented in this Annual Report on Form 10-K have been restated to reflect the 1-for-10 stock split effective June 2, 2005.

	High	Low
Fiscal Year Ending August 31, 2006
Fourth Quarter	$5.21	$3.91
Third Quarter	5.00	3.65
Second Quarter	5.00	3.10
First Quarter	7.75	4.50

Fiscal Year Ending August 31, 2005
Fourth Quarter	$7.55	$2.00
Third Quarter	5.90	2.80
Second Quarter	8.00	3.60
First Quarter	11.80	7.00
The Company has never declared or paid any dividends on its Common Stock. Future dividends, if any, will be at the discretion of the Board of Directors and will depend upon our operating performance, capital requirements, contractual restrictions, any other factors deemed relevant by the Board of Directors.
Shares Authorized for Issuance under Equity Compensation Plans
The following information presents a summary of the Company’s equity compensation plans as of August 31, 2006:

	Number of securities to		Weighted-average	Number of
	be issued upon exercise		exercise price of	securities remaining
	of outstanding options,		outstanding options,	available for future
Plan Category	warrants and rights		warrants and rights	issuance
Equity Compensation Plan Approved by Shareholders (1)	14,000	(2)	$0.00	986,000

Total	14,000		$0.00	986,000

(1)	Includes the 2006 Equity Incentive Plan

(2)	Includes shares to be issued upon the vesting of Restricted Stock Units (“RSUs”), for which no exercise price will be paid.

Unregistered Shares Issuances
The following presents a summary of all sales of unregistered securities by the Company that were not previously reported:

		Amount of Issued	Recipient of Issued
Date of Issuance	Title of Securities	Securities	Securities
June 23, 2006	Common Stock	64,459	James Westbrook (1)

(1)	James Westbrook was issued 64,459 shares of the Company’s Common Stock pursuant to a unit purchase agreement between the Company and James Westbrook & Associates, LLC to be held in escrow. The shares of common stock may vest per the terms of the agreement based upon the achievement of certain financial performance measures during the period June 24, 2006 through August 31, 2009. The Company relied on the exemption from registration provided under Section 4(2) of the Securities Act. Our reliance on this exemption was based on the limited nature of the offering, the sophistication of the recipient and our status as an exchange act reporting company.
Item 6. Selected Financial Data
The following selected financial data as of and for each of the previous five fiscal years ending August 31, which have been derived from our consolidated financial statements.

	Year Ended August 31,
	2006	2005 (1)	2004 (2)	2003 (3)	2002
	(Dollars in thousands, except per share data)
Total Revenues	$157,113	$113,096	$66,882	$15,470	$2,342

Net Income (Loss)	2,219	(2,317)	2,402	115	(2,075)

Net Income (Loss) Available to Common Shareholders	1,888	(2,317)	2,402	115	(2,075)

Net Income (Loss) per Share:
Basic	$0.18	$(0.22)	$0.23	$0.01	$(0.30)

Diluted	$0.16	$(0.22)	$0.23	$0.01	$(0.30)

Weighted Average Shares Outstanding:
Basic	10,582	10,496	10,209	7,739	6,983
Diluted	11,845	10,501	10,249	7,829	7,023

Consolidated Balance Sheet Data:
Cash and Short-Term Investments	$4,913	$5,986	$5,486	$1,222	$291
Working Capital	23,383	1,200	9,174	3,358	939
Goodwill and Intangibles, net	16,283	16,385	12,303	7,219	2,027
Total Assets	74,285	65,086	51,569	18,033	6,262
Long-Term Obligations and Redeemable Preferred Stock	34,512	11,585	12,881	7,210	2,606
Shareholders’ Equity	20,950	12,073	12,818	5,654	490

(1)	Includes the acquisition of CSM, Inc. in April 2005.

(2)	Includes the acquisition of Professional Staff Management, Inc. in October 2003 and the James H. Drew Corp. in April 2004.

(3)	Includes the acquisition of Nor-Cote International, Inc. in July 2003.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and the other financial data appearing elsewhere in this Form 10-K.
Overview
As a holding company of various product and service entities, we have historically invested in businesses that are undervalued or underperforming, and / or in operations that are poised for significant growth. Management’s strategic focus is to support the growth of its operations by increasing revenues and revenue streams, managing costs and creating earnings growth. Additionally, we continually seek and evaluate strategic acquisitions that expand core offerings and drive incremental revenue and earnings growth.
Our operations are largely decentralized from the corporate office. Autonomy is given to subsidiary entities, and there are few integrated business functions (i.e. sales, marketing, purchasing and human resources). Day-to-day operating decisions are made by subsidiary management teams. Our Corporate management team assists in operational decisions when deemed necessary, selects subsidiary presidents and handles capital allocation among our operations.
We were incorporated in the state of Delaware in 1988, restructured in 2000 and redomesticated to the state of Indiana in May 2005. Prior to 2001, we conducted business mainly in the entertainment industry. Effective September 1, 2005,we were no longer eligible as a small business reporter on Form 10-KSB under Regulation S-B and instead became subject to the reporting requirements on Form 10-K under Regulation S-K.
We classify our businesses under five operating segments, Wireless Infrastructure, Business Solutions, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integration. We have expanded services offered within certain segments which has necessitated that we change from three to five reporting segments. We have restated segment information for earlier periods in connection with the new reporting segments in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this 10-K report.
Key Factors Affecting or Potentially Affecting Results of Operations and Financial Condition
Management considers the following factors, events, trends and uncertainties to be important to understanding its results of operations and financial condition:
Holding Company
Management believes that its diversification in various businesses will improve long-term consistency in earnings. It is our intent to continue to operate in selected market segments that may not directly relate to one another. Management’s strategy has been and continues to be to acquire and grow businesses that present consistent long-term growth opportunities. To this extent, over the past three fiscal years, we have completed four key acquisitions furthering our growth strategy. In April 2005, we acquired CSM, Inc., a PEO located in Nashville, Tennessee. This acquisition of the oldest PEO in the state expanded our Business Solutions segment geographic service offerings. In April 2004, we acquired JH Drew, a construction installer of highway-products and commercial structural steel. This acquisition allowed us to gain entry into the transportation infrastructure segment in the Midwestern United States. In October 2003 we acquired PSM, a PEO located in Indianapolis, Indiana. This acquisition allowed us to gain entry into the PEO market. In July 2003 we acquired Nor-Cote, a specialty ink manufacturer with world-wide distribution channels. This acquisition allowed us to gain entry into the Ultraviolet Technologies segment. We continue to pursue other acquisition opportunities as deemed appropriate.
There are several key factors that have affected or potentially may affect our results of operations including the following:
▪	Earnings are dependant on a number of factors including our ability to execute operational strategies and integration of acquisitions under central business units. Our historical growth has been due to several significant acquisitions over the past five years. Future growth in revenues and earnings may not increase at the same rate as historical growth.

▪	We have current and long-term debt liabilities of $31.2 million. Principal payments of $3.5 million and estimated interest payments of approximately $2.4 million are due within 12 months. The ability to meet financing needs may affect future management strategies.

▪	Our tax benefit for the year ended August 31, 2006 was ($0.4) million and our effective rate was (39.0)% as a result of the release of $0.5 million of the valuation allowance. As a result of the release of the valuation allowance to offset 100% of current federal taxes and recognition of the deferred tax benefit, our effective tax rate is substantially lower than statutory rates. Management has made significant estimates with respect to the realizability of our deferred tax assets. The valuation allowance primarily relates to net operating loss carryforwards. We evaluate a variety of factors in determining the amount of the deferred tax assets to be recognized pursuant to SFAS No. 109, including the number of years our operating loss can be carried forward, our earnings history and our near-term earnings expectations. Although realization is not assured, management believes it is more likely than not that all of the net deferred income tax assets will be realized.

▪	Certain of our expenses, such as wages, benefits and rent, are subject to normal inflationary pressures. Inflation for medical costs can impact both our reserves for self-funded medical plans as well as our reserves for workers’ compensation claims.

▪	Typically, the first, third and fourth quarter represent the best quarters for our consolidated financial results. These results are increased as a result of our investment in the construction industry.

▪	We maintain a solid working relationship with all of our unions and good employee relations are a focus of our management. Although we believe we have good employee relations, there can be no assurances that work stoppages can be avoided in future periods.

▪	A control group, which includes our two majority shareholders, owns 80.3% of the outstanding Common Stock of the Company. As a result, these persons could have a controlling influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations, election of directors and any other significant corporate actions. The interests of these shareholders may differ from the interests of the Company’s other shareholders and their stock ownership may thereby limit the ability of other shareholders to influence the management and affairs of the Company.
Wireless Infrastructure
We have completed five acquisitions between 2002 and 2006 in our effort to provide turn-key wireless infrastructure products and services. We believe our investments related to acquisitions, hiring of additional employees, training, geographic expansion and equipment expenditures over the past few years will enable us to increase market share with existing customers and procure new customers and contracts. We believe there are great opportunities for continued growth in the wireless industry due to the build-out and upgrades of the wireless networks in the United States. We believe there are significant opportunities to increase revenues and earnings in the Wireless Infrastructure segment through our product and service offerings including technology upgrades, network integration activities, site acquisition, and engineering services related to existing and new technologies. However, short-term revenues and profit may be negatively impacted by delays by carriers and increased cost estimates. Factors such as industry mergers, customer budget constraints, the customers’ ability to cancel or put a project on hold, our ability to hire and retain experienced personnel, execution of business strategies, competition shutting us out of a market with a customer, keeping up with new technologies and industry standards, and working capital constraints are all factors that may impact future operating performance within this segment.
Business Solutions
We continue to expand service offerings in addition to our payroll services, including human resource outsourcing, employment training and testing. While the majority of customer operations are concentrated in the Indianapolis, IN and Nashville, TN markets, we intend to expand service offerings through acquisitions or new offices in the next twelve to twenty-four months. Financial results may be affected by changes in the state regulatory environments, results under our partially self-funded health and partially self-funded workers compensation insurance plans, and economic conditions.
Transportation Infrastructure
We anticipate increased competition as a result of changing market conditions in the Transportation Infrastructure segment. Operations within this segment continue to expand beyond strictly highway safety products to commercial steel erection. Financial results continue to fluctuate as a result of federal and state funding for highway safety projects, changes in steel and fuel prices, market conditions and competition.

Ultraviolet Technologies
We expect continued growth in our Ultraviolet Technologies segment operations. Future growth is dependent on raw material availability and pricing, research and development initiatives, the ability to attract and retain qualified management and other personnel and the continued success of our foreign operations, including currency, trade restrictions and political risks in our foreign markets.
Electronics Integration
We expect continued growth in our Electronics Integration segment operations as a result of several new business ventures over the past two years. In December 2004, we created a start-up company, Commercial Solutions, which allowed us to gain a master distributor contract with a large manufacturer of television products. In May 2005 we lost the master distributor agreement and directed our efforts to expanding our product offerings through other distributor agreements and increasing our customer base by selling direct to the health-care and lodging industries. In November 2005, we acquired AVR, an installer of commercial and residential electronics and home theaters. Combined with Kingston, these operations have seen revenue and earnings increases as a result of improved economic conditions, expanded vendor relationships, and management focus on earnings growth. Our future financial success will largely be dependent on our ability to maintain preferred pricing with our vendors, availability of products from our vendors, industry consolidation, economic conditions, and the ability to attract and retain qualified management and other personnel.
Results of Operations
Results of operations for the year ended August 31, 2006, 2005 and 2004 are as follows:

	Net revenues for the year ended August 31,			Operating income for the year ended August 31,
	2006	2005	2004	2006	2005	2004
	(Dollars in thousands)
Wireless Infrastructure	$27,859	$14,911	$6,352	$(124)	$(603)	$(95)
Business Solutions	44,543	28,458	17,958	3,423	2,369	2,010
Transportation Infrastructure	57,931	46,549	17,539	2,970	1,008	1,590
Ultraviolet Technologies	12,437	10,771	10,526	667	(219)	469
Electronics Integration	14,343	12,407	14,507	(91)	(1,095)	(162)
Holding Company	—	—	—	(3,195)	(2,465)	(1,264)

Segment Totals	$157,113	$113,096	$66,882	$3,650	$(1,005)	$2,548

Net income (loss) available to common shareholders				$1,888	$(2,317)	$2,402

Year ended August 31, 2006 versus August 31, 2005
Net income available to common stock shareholders was $1.9 million, or $0.16 per diluted share on revenues of $157.1 million for the year ended August 31, 2006 compared with a net loss of ($2.3) million, or ($0.22) per diluted share on revenues of $113.1 million for the year ended August 31, 2005. This represents a 39% increase in revenues and 182% percent increase in net income. The increase in revenues and income for the year was due to increases across all operating segments.
The following factors contributed to the increase in revenues in fiscal year 2006:
▪	The Wireless Infrastructure increases were due mainly to increased demand for products and services offered by our companies due to the cellular communication industry’s investment in expansion of their networks and increased marketing of our services.

▪	The Business Solutions increases were due to the acquisition of CSM in April 2005 as well as increased customer base.

▪	The Transportation Infrastructure increases were due to improved market conditions due to the release of federal highway funds and due to favorable weather conditions.

▪	The Ultraviolet Technologies increases were due to new product offerings and expanded revenue streams in the Asian marketplace.

▪	The Electronics Integration increases were due to the acquisition of AVR in November 2005, which created our entry into the custom home theatre market.
The increase in net income in fiscal year 2006 was attributed to the increase in revenues discussed above. Also, items which contributed to the increase in net income include the following:
▪	Decreased expenses relating to impairment charges on certain intangible assets of $0.6 million recognized in the Electronics Integration and Wireless Infrastructure segments in fiscal year 2005.

▪	Increased productivity as a result of more favorable weather conditions and a change in job mix where we acted as general contractor in our Transportation Infrastructure segment.

▪	Expansion of television product offerings through new vendor relationships at more competitive pricing in our Electronics Integration segment.

▪	Implementation of a more stringent credit policy and an improved inventory management system in our Electronics Integration segment.

▪	Favorable claims experience related to our health and workers compensation plans in the Business Solutions segment.

▪	Income tax benefit of $0.5 million due to the release of a portion of our valuation allowance related to our net operating loss carryforward based on conservative projections of taxable earnings in fiscal 2007.
Additionally, items which offset the increase in net income include the following items:
▪	Increase in expenses related to hiring of new management and sales personnel in the Wireless Infrastructure and Business Solutions segments.

▪	Increase in expenses related to new offices in the Wireless Infrastructure and Ultraviolet Technologies segments.

▪	Increase in interest expense of $1.0 million, or 72% due mainly to our issuance of a $7.5 million long-term convertible note payable in November 2005 and financing of the CSM acquisition. Additionally, interest expense increased approximately $0.6 million due to the changes in prime rate over the last fiscal year.
Year ended August 31, 2005 versus August 31, 2004
There was a net loss of ($2.3) million, or ($0.22) per diluted share on revenues of $113.1 million for the year ended August 31, 2005 compared with net income of $2.4 million, or $0.23 per diluted share on revenues of $66.9 million for the year ended August 31, 2004. This represents a 69% increase in revenues and 196% percent decrease in net income.
The following factors contributed to the increase in revenues in fiscal year 2005:
▪	We completed the acquisition of CSM in April 2005, JH Drew in April 2004 and PSM in October 2003.

▪	We experienced internal, organic revenue growth of approximately $11.0 million due mainly to an increase in demand for services provided by certain subsidiaries in our Wireless Infrastructure segment due to the cellular communication industry’s investment in expansion of their networks and an increase in the customer base in our PEO business due to small market penetration in the geographic regions which we service.
The following factors contributed to the decrease in net income in fiscal year 2005:
▪	Loss on a project in our Wireless Infrastructure segment of approximately $1.2 million due to additional costs incurred in excess of contract prices. The project related to services performed by our technical services group outside our typical area of expertise and in a geographic area where significant expenses were incurred related to overtime and travel.

▪	Impairment loss on certain intangible assets in our Wireless Infrastructure and Electronics Integration segments of $0.6 million due to management directed restructuring in the respective divisions. Restructurings included a change in customer list due to the loss of a master distributor agreement and a decrease in volume from the majority of customers included in the customer list at the purchase date and restructurings of personnel resulting in non-compete agreement violations.

▪	Decrease in gross profit in the Transportation Infrastructure segment due mainly to seasonality of the construction business, suppressed gross margins due to increased competition resulting from a delayed passing of legislation within the highway construction industry, and an increase in steel and diesel prices.

▪	Increase in interest expense of $0.8 million. Interest expense increased in fiscal year 2005 approximately $0.5 million due to an increase in prime and LIBOR rates. The remaining increase was due to an increase in debt of $10.6 million resulting from acquisitions and operating and capital expenditure needs.

▪	Increase in workers compensation claims in the Transportation Infrastructure segment over the prior year of approximately $0.2 million.

▪	Total inventory markdowns of $0.2 million related to our Electronics Integration segment for market price adjustments and obsolescence.
Results by segment are described in further details as follows:
Wireless Infrastructure
Wireless Infrastructure segment operating results for the year ended August 31, 2006, 2005 and 2004 are as follows:

	Year ended
	August 31, 2006		August 31, 2005		August 31, 2004
	(Dollars in thousands)
Net revenues	$27,859	100%	$14,911	100%	$6,352	100%
Cost of revenues	21,898	78.6%	11,597	77.8%	5,044	79.4%

Gross profit	5,961	21.4%	3,314	22.2%	1,308	20.6%

Operating expenses
Selling, general and administrative	5,680	20.4%	3,496	23.4%	1,279	20.1%
Depreciation and amortization	405	1.5%	202	1.4%	124	2.0%
Impairment loss of intangible assets	—	0.0%	219	1.5%	—	0.0%

Total operating expenses	6,085	21.8%	3,917	26.3%	1,403	22.1%

Segment operating income (loss)	$(124)	-0.4%	$(603)	-4.0%	$(95)	-1.5%

Revenues
Revenues for the year ended August 31, 2006 were $27.9 million compared to $14.9 million for the year ended August 31, 2005, an increase of $13.0 million, or 87%. The increase in revenues is due mainly to additional work procured from existing customers, geographic expansion and sales with new customers primarily within our construction services entity. In 2006, we opened new offices in Missouri and Ohio allowing us to expand our regional presence. In addition, we focused our marketing efforts on our ability to offer turn-key products and services which allowed us to secure contracts which benefited all of our wireless companies.
Revenues for the year ended August 31, 2005 amounted to $14.9 million compared to $6.4 million for the year ended August 31, 2004, an increase of $8.5 million, or 133%. The increase in revenues was due mainly to growth in the industry which created demand for our services and our acquisition of ITC in 2004 and Magtech in 2005. These acquisitions resulted in increased revenues of $4.9 million. Our competition over the past five years has decreased due to a corresponding decrease in demand for network expansion and upgrade services by wireless carriers. Due to capital expansion in the industry over the past year, we were able to increase market share with existing customers and procure new customers as steps were taken by the carriers for larger investments in these areas.
Although revenues increased significantly in each subsidiary, the Wireless Infrastructure segment reported a net loss from operations. The loss was mainly due to costs incurred in excess of contract prices on a project in our ITC subsidiary. The project related to services performed outside our typical area of expertise and in a geographic area where significant expenses were incurred related to overtime and travel. In fiscal year 2006, we took steps to help mitigate these types of losses through implementation of a new management team within this subsidiary as well as ongoing restructurings related to customer contract negotiations, purchasing procedures, and cost reduction plans.

Gross Profit
Gross profit for the year ended August 31, 2006 was $6.0 million, representing 21% of revenues, compared to $3.3 million representing 22% of revenues for the year ended August 31, 2005, an increase of $2.7 million, or 82%. The gross profit increase was due mainly to increased revenues offset somewhat by increased costs associated with geographic and branch expansion and hiring and training of new employees.
Gross profit for the year ended August 31, 2005 was $3.3 million representing 22% of revenues, compared to $1.3 million representing 21% of revenues for the fiscal year ended August 31, 2004. The increase in gross profit was due to the increased revenues as discussed above. The increase in gross profit margin was due mainly to an increase in gross profit margins of 13% in our construction services entity due to internal management restructuring and successful execution of strategies including accepting contracts with higher margins, procuring additional work directly with carriers, and hiring employees rather than subcontracting a larger percentage of the work performed. This was offset by a decrease in gross profit margin of 31% in our ITC subsidiary due to costs incurred in excess of contract prices as discussed above.
Operating Income (Loss)
There was an operating loss for the year ended August 31, 2006 of ($0.1) million, compared to an operating loss of ($0.6) million for the year ended August 31, 2005, a decrease in operating loss of $0.5 million, or 79%. The improvement in operating income was due mainly to the increased gross profits described above offset somewhat by increased selling, general and administrative expenses related to hiring of new management personnel and branch expansion. Additionally, a non-recurring impairment charge on certain intangible assets of $0.2 million was recognized in fiscal year 2005 due to restructurings of personnel.
The operating loss for the year ending August 31, 2005 was ($0.6) million, compared to ($0.1) million for the year ended August 31, 2004, a decrease in operating income of ($0.5) million, or 500%. Our ITC subsidiary reported a decrease in operating income of $1.3 million due mainly to decreased gross margins as discussed above. ITC recognized an impairment charge on certain intangible assets of $0.2 million due to restructurings of personnel, resulting in non-compete agreement violations. The remaining subsidiaries in the wireless telecommunications segment reported an increase in operating profits of $0.8 million.
Business Solutions
Business Solutions segment operating results for the years ended August 31, 2006, 2005 and 2004 are as follows:

	Year ended
	August 31, 2006		August 31, 2005		August 31, 2004
	(Dollars in thousands)
Net revenues	$44,543	100%	$28,458	100%	$17,958	100%
Cost of revenues	34,084	76.5%	21,646	76.1%	13,854	77.1%

Gross profit	10,459	23.5%	6,812	23.9%	4,104	22.9%

Operating expenses
Selling, general and administrative	6,437	14.5%	4,107	14.4%	1,937	10.8%
Depreciation and amortization	599	1.3%	336	1.2%	157	0.9%

Total operating expenses	7,036	15.8%	4,443	15.6%	2,094	11.7%

Segment operating income (loss)	$3,423	7.7%	$2,369	8.3%	$2,010	11.2%

Revenues
Revenues for the year ended August 31, 2006 were $44.5 million, compared to $28.5 million for the year ended August 31, 2005, an increase of $16.0 million, or 56%. The primary reason for the revenue increase was the acquisition of CSM in April 2005. We reported five months revenues for fiscal year 2005 of $6.5 million and twelve months of revenues for fiscal year 2006 of $16.6 million related to this entity. The remaining increase in revenues was due mainly to an increase in the customers resulting in the total number of co-employees increasing 13% from 6,886 at August 31, 2005 as compared to 7,806 at August 31, 2006.

Revenues for the year ended August 31, 2005 were $28.5 million compared to $18.0 million for the year ended August 31, 2004, an increase of $10.5 million. PSM, which was acquired on October 1, 2003, had revenues of $21.9 million for the year ended August 31, 2005 as compared to $18.0 million for the eleven months ended August 31, 2004, an increase of $3.9 million. The increase in revenues was due to an increase in the customer base. CSM, which was acquired effective April 1, 2005, reported revenues of $6.5 million for the five months ended August 31, 2005.
Gross Profit
Gross profit for the year ended August 31, 2006 was $10.5 million, representing 24% of revenue, compared to $6.8 million, representing 24% of revenues for the year ended August 31, 2005, an increase of $3.7 million, or 54%. The primary reason for the increase in gross profit was the acquisition of CSM in April 2005. CSM reported gross profit of $1.4 million for the five months ended fiscal year 2005 as compared to $3.9 million for fiscal year 2006. Gross profit also increased due to reduced claims and payment lag time related to our partially self-funded health insurance plan, resulting in approximately $0.5 million in earnings. The remaining increase was due to the increase in revenues discussed above.
Gross profit for the year ended August 31, 2005 was $6.8 million, representing 24% of revenues as compared to $4.1 million for the year ended August 31, 2004, representing 23% of revenue. PSM reported gross margin of $5.4 million, or 24%, for the twelve months ended August 31, 2005 as compared to $4.1 million, or 25%, for the eleven months ended August 31, 2004. The increase in gross profit was due mainly to a decreased claims experience in our partially self-funded health insurance plan. This decrease in insurance expense was offset somewhat by a 1% Indiana state increase in the unemployment tax in January 2005. CSM, which was acquired effective April 1, 2005, reported gross profit of $1.4 million, or 22% of revenues for the five months ended August 31, 2005.
Operating Income
Operating income for the year ended August 31, 2006 was $3.4 million, compared to $2.4 million for the year ended August 31, 2005, an increase of $1.0 million, or 42%. CSM reported five months of operating income of $0.2 million for the year ended August 31, 2005 as compared to $0.8 million for the fiscal year 2006. Operating income increased for the year ended August 31, 2006 due mainly to an increase in revenues and gross profits as discussed above offset somewhat by an increase in administrative and sales personnel expense.
Operating income for the year ended August 31, 2005 was $2.4 million as compared to $2.0 million for the year ended August 31, 2004. PSM, which was acquired on October 1, 2004, reported operating income of $2.2 million for the twelve months ended August 31, 2005 as compared to $2.0 million for the eleven months ended August 31, 2004. Operating income increased disproportionately with revenues due mainly to an increase in internal employees. CSM reported operating income of $0.2 million for the five months ended August 31, 2005.
Transportation Infrastructure
Transportation Infrastructure segment operating results for the year ended August 31, 2006, 2005 and 2004 are as follows:

	Year ended
	August 31, 2006		August 31, 2005		August 31, 2004
	(Dollars in thousands)
Net revenues	$57,931	100%	$46,549	100%	$17,539	100%
Cost of revenues	51,137	88.3%	42,268	90.8%	14,803	84.4%

Gross profit	6,794	11.7%	4,281	9.2%	2,736	15.6%

Operating expenses
Selling, general and administrative	3,340	5.8%	2,814	6.0%	945	5.4%
Depreciation and amortization	484	0.8%	459	1.0%	201	1.1%

Total operating expenses	3,824	6.6%	3,273	7.0%	1,146	6.5%

Segment operating income (loss)	$2,970	5.1%	$1,008	2.2%	$1,590	9.1%

Revenues
Revenues for the year ended August 31, 2006 were $57.9 million compared to $46.5 million for the year ended August 31, 2005, an increase of $11.4 million, or 25%. Revenues increased due mainly to favorable weather conditions, increased market conditions in two Midwestern geographic markets, a change in job mix where we acted as general contractor, thereby having greater control over timing of completion and scheduling of construction crews, and improved market conditions due to the release of federal highway funds.
Revenues for the year ended August 31, 2005 were $46.5 million compared to $17.5 million for the year ended August 31, 2004, an increase of $29.0 million, or 166%. The increase in revenues was due mainly to the acquisition of JH Drew in April 2004, resulting in four months of activity for the year ended August 31, 2004. Revenues increased 2% on a pro-forma basis for the twelve months ended August 31, 2005 as compared to August 31, 2004. The increase in pro-forma revenues was due mainly to a mild spring and moderate rainfall in the summer in the Midwest states where we operate.
Gross Profit
Gross profit for the year ended August 31, 2006 was $6.8 million, representing 12% of revenues, compared to $4.3 million, representing 9% of revenues for the year ended August 31, 2005, an increase of $2.5 million, or 58%. The increase in gross profit was due mainly to the revenues increase discussed above. Gross profit as a percentage of revenues increased due to favorable weather conditions and change in job mix where we acted as general contractor both of which resulted in increased productivity. These increases were offset somewhat by cost incurred in excess of contract prices on a project in one operating division. In fiscal year 2006, we took steps to help mitigate these types of losses through implementation of a new management team within this subsidiary.
Gross profit for the year ended August 31, 2005 was $4.3 million representing 9% of revenues, compared to $2.7 million representing 16% of revenues for the fiscal year ended August 31, 2004. The increase in gross profit dollars was due to the acquisition of JH Drew in April 2004. The decrease in gross profit margin was due mainly to seasonality and the inherent factors within the construction industry, which was new in 2005, heavy competition as a result of the delayed passing of legislation within the highway construction industry, and increase in steel and diesel prices.
Operating Income
Operating income for the year ended August 31, 2006 was $3.0 million, compared to operating income of $1.0 million for the year ended August 31, 2005, an increase of $2.0 million, or 200%. Operating income for the year ending August 31, 2006 as compared to the same periods ending August 31, 2005 increased due mainly to the increase in gross profits discussed above.
Operating income for the year ending August 31, 2005 was $1.0 million, compared to $1.6 million for the year ended August 31, 2004, a decrease of ($0.6) million, or 38%. The decrease in operating income was due mainly to decreased gross margins as discussed above as well as and an increase in workers compensation claims.

Ultraviolet Technologies
Ultraviolet Technologies segment operating results for the year ended August 31, 2006, 2005 and 2004 are as follows:

	Year ended
	August 31, 2006		August 31, 2005		August 31, 2004
	(Dollars in thousands)
Net revenues	$12,437	100%	$10,771	100%	$10,526	100%
Cost of revenues	7,177	57.7%	5,934	55.1%	5,602	53.2%

Gross profit	5,260	42.3%	4,837	44.9%	4,924	46.8%

Operating expenses
Selling, general and administrative	4,175	33.6%	4,663	43.3%	4,035	38.3%
Depreciation and amortization	418	3.4%	393	3.6%	420	4.0%

Total operating expenses	4,593	36.9%	5,056	46.9%	4,455	42.3%

Segment operating income (loss)	$667	5.4%	$(219)	-2.0%	$469	4.5%

Revenues
Revenues for the year ended August 31, 2006 were $12.4 million compared to $10.8 million for the year ended August 31, 2005, an increase of $1.6 million, or 15%. The increase in revenues was mainly due to new and/or improved technologies and increased marketing efforts. Domestic sales increased in fiscal 2006 due to proprietary product sales through a toll manufacturing agreement and sales of POP/ decal inks from our acquisition of Ink Source in fiscal year 2005. International sales increased due to greater demand in the Asian marketplace including nameplate/ membrane switch product sales and a license agreement of products entered into in August 2006 with a Japanese manufacturer. Additionally, we increased prices across various product lines in July 2005 due to mainly to increased costs of raw materials. The increase in revenues was offset somewhat by lower U.S. sales to the loose leaf, tag and label and compact disk markets due to competition.
Revenues for the year ended August 31, 2005 were $10.8 million compared to $10.5 million for the year ended August 31, 2004, an increase of $0.3 million, or 3%. The increase in revenues was due mainly to revenues the acquisition of Ink-Source on September 30, 2004. This increase was offset by a decrease in revenues in the tag and label and compact disk markets which are shrinking, moving to combination print processes or becoming a commodity in a highly competitive market. Additionally we have experienced a small increase in sales in Asia due to an increase in sales in the nameplate/ membrane switch and container inks which are offsetting the erosion of sales in the compact disk market.
Gross Profit
Gross profit for the year ended August 31, 2006 was $5.3 million representing 42% of revenue, compared to $4.8 million representing 45% of revenues for the year ended August 31, 2005, an increase of $0.5 million, or 9%. Gross profit increased slightly due mainly to price increases that were offset somewhat by additional costs related to opening a new blending facility in July 2005 and to an increase in claims related to our partially self-funded health plan. Gross profit as a percentage of revenues decreased slightly due to increased sales of lower margin items.
Gross profit for the year ended August 31, 2005 was $4.8 million representing 45% of sales, compared to $4.9 million representing 47% of sales for the year ended August 31, 2004. The decrease in gross profit margins was due mainly to an increase in raw material costs that were offset somewhat by a price increase in the fourth quarter ended August 31, 2005; and an increase in Asia sales for higher margin products as discussed above.
Operating Income
Operating income for the year ended August 31, 2006 was $0.7 million, compared to an operating loss of ($0.2) million for the year ended August 31, 2005, an increase of $0.9 million, or 405%. The increase in operating income was due to the increase in gross profits described above and a decrease in personnel, mainly in sales. This was partially offset by an increase in research and development costs.

Operating income (loss) for the year ended August 31, 2005 was ($0.2) million, compared to $0.5 million for the year ended August 31, 2004, a decrease of ($0.7) million. The decrease in operating income was mainly due to the decrease in gross margins as discussed above plus an increase in operating expenses of approximately $0.6 million including the hiring of additional personnel, stock issued to employees as part of certain employment agreements, and increased expenses related to opening a new US branch and increased marketing efforts in Latin America and Asia. These expenses were incurred primarily for business expansion and technology investment but were not offset in 2005 with increased revenues.
Electronics Integration
Electronics Integration segment operating results for the year ended August 31, 2006, 2005 and 2004 are as follows:

	Year ended
	August 31, 2006		August 31, 2005		August 31, 2004
	(Dollars in thousands)
Net revenues	$14,343	100%	$12,407	100%	$14,507	100%
Cost of revenues	11,913	83.1%	10,626	85.6%	11,955	82.4%

Gross profit	2,430	16.9%	1,781	14.4%	2,552	17.6%

Operating expenses
Selling, general and administrative	2,397	16.7%	2,243	18.1%	2,484	17.1%
Depreciation and amortization	124	0.9%	216	1.7%	230	1.6%
Impairment loss of intangible assets	—	0.0%	417	3.4%	—	0.0%

Total operating expenses	2,521	17.6%	2,876	23.2%	2,714	18.7%

Segment operating income (loss)	$(91)	-0.6%	$(1,095)	-8.8%	$(162)	-1.1%

Revenues
Revenues for the year ended August 31, 2006 were $14.3 million compared to $12.4 million for the year ended August 31, 2005, an increase of $1.9 million, or 15%. Revenues increased due mainly to the acquisition of AVR in November 2005, which had ten month revenues of $1.3 million. This acquisition created our entry into the custom home theatre market. Additionally, we expanded our television product offerings through new vendor relationships which created more competitive pricing. These increases were offset somewhat by the loss of a master distributor agreement with a major electronics manufacturer in May 2005.
Revenues for the year ended August 31, 2005 were $12.4 million compared to $14.5 million for the year ended August 31, 2004, a decrease of ($2.1) million, or 14%. This decrease is despite Commercial Solutions only reporting seven months of activity for the twelve months ended August 31, 2004, compared to twelve months ended August 31, 2005. The decrease in revenues in the distribution companies was mainly the result of a decreased customer base due to the implementation of a more stringent credit policy resulting in lower sales volume and due to increased pricing of certain products related to the loss of a master distributor agreement in April 2005 with a major manufacturer for commercial televisions. This decrease in revenues was offset somewhat by expansion of product offerings, mainly other brand name televisions from other manufacturers at competitive prices.
Gross Profit
Gross profit for the year ended August 31, 2006 was $2.4 million representing 17% of revenue, compared to $1.8 million representing 14% of revenues for the year ended August 31, 2005, an increase of $0.6 million, or 33%. Gross profit and gross profit as a percentage of revenues increased as a result of the acquisition of AVR in November 2005.
Gross profit for the year ended August 31, 2005 was $1.8 million representing 14% of sales, compared to $2.6 million representing 18% of sales for the year ended August 31, 2004. Gross profit margin decreased approximately 3% due mainly to increased freight costs, and a $0.2 million increase in inventory reserves due to lower of cost or market and obsolescence adjustments.

Operating Income (Loss)
There was an operating loss for the year ended August 31, 2006 of ($0.1) million, compared to an operating loss of ($1.1) million for the year ended August 31, 2005, a decreased loss of $1.0 million, or 91%. The change in operating loss was due to the change in gross profits described above as well as a reduction in administrative and sales personnel. Additionally, operating loss decreased $0.4 million in fiscal year 2006 versus fiscal year 2005 due to impairment on certain intangible assets in fiscal 2005. The restructure resulted in a change to our customer base and changes in key employees with non-compete agreements.
The operating loss for the year ended August 31, 2005 was ($1.1) million, compared to ($0.2) million for the year ended August 31, 2004, an increased loss of ($0.9) million. The increased loss was mainly due to the decreased gross profits described above as well as impairment recognized on certain intangible assets of $0.4 million due to management directed restructurings. Restructurings included a change in customer list due to the loss of a master distributor agreement and a decrease in volume from the majority of customers included in the customer list at the purchase date and changes in key employees with non-compete agreements.
Holding Company
Operating Expense
The Holding Company does not have any income producing operating assets. As such, the operating loss was equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the year ended August 31, 2006 were $3.2 million, compared to $2.5 million for the year ended August 31, 2005, an increase of $0.7 million, or 28%. The increase was due mainly to increased fees associated with our move to the American Stock Exchange from the OTC Bulletin Board, additional corporate executive and accounting personnel; as well as increased audit, accounting and legal expenses primarily resulting from Company growth.
Operating expenses for the year ended August 31, 2005 were $2.5 million, compared to $1.3 million for the year ended August 31, 2004, an increase of $1.2 million, or 92%. This increase was due mainly to an increase in accounting and legal expenses due to corporate growth through acquisitions and the hiring of additional executive employees.
Interest Expense
Interest expense was $2.5 million for the year ended August 31, 2006, compared to $1.4 million for the year ended August 31, 2005, an increase of $1.1 million, or 79%. The increase was due mainly to partial bank financing of the CSM acquisition in April 2005, additional borrowings under our line of credit for capital expenditures and other funding to support wireless infrastructure growth, federal increase of prime rate interest, and issuance of a convertible term note in November 2005 for working capital needs. This was offset by a decrease in $0.3 of interest expense resulting from the conversion of a shareholder note payable to preferred stock in fiscal 2006.
Interest expense for the year ended August 31, 2005 was approximately $1.4 million as compared to $0.6 million for the year ended August 31, 2004. Interest expense increased in fiscal year 2005 approximately $0.5 million due to an increase in prime and LIBOR rates. The remaining increase was due to an increase in debt of $10.6 million resulting from acquisitions and operating and capital expenditure needs.
Income Taxes
There was ($0.4) million of income tax benefit for the year ended August 31, 2006. There was $0.1 million of income tax expense for the year ended August 31, 2005. Federal income tax expense was offset through the release of our valuation allowance to the extent of current period earnings and the release of the valuation allowance from prior years net operating losses of $0.5 million based on conservative projections of taxable earnings in fiscal 2007. Management deems the likelihood of incurring taxable income for fiscal year ending August 31, 2007, in excess of the deferred tax benefit of $0.5 million, to be more likely than not.

Liquidity and Capital Resources
Our principal sources of liquidity include cash and equivalents, marketable securities and proceeds from debt borrowings. We had $4.9 million, $6.0 million and $5.5 million of cash and equivalents and marketable securities at August 31, 2006, 2005 and 2004, respectively. At August 31, 2006 we had $11.7 million available on our line of credit with the bank.
We had working capital of $23.4 million at August 31, 2006 compared with $1.2 million at August 31, 2005. The increase in working capital was due mainly to the decrease in borrowings on our line of credit with the bank, which occurred as a result of our borrowings on a $7.5 million long-term convertible note issued in November 2005 and restructuring of our debt with the bank resulting in a $20 million reduction in short-term bank obligations and a $16.6 million increase in long-term bank obligations. Excluding our debt obligations, working capital increased approximately $2.7 million. We had $9.2 million in working capital at August 31, 2004. Current assets are composed primarily of cash and equivalents, net accounts receivable, marketable securities, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts.
Total debt at August 31, 2006 was $31.2 million including a $7.5 million convertible term note and $23.7 million in bank debt. Total debt at August 31, 2005 was $33.2 million. The decrease in debt was due to the conversion of a $6.6 million note payable to a stockholder to 66,180 shares of preferred stock. Total debt at August 31, 2004 was $22.6 million. On August 31, 2006, we negotiated a $35 million credit facility with Fifth Third Bank. Under terms of the new agreement, the term loan component is guaranteed by personal assets of our two majority shareholders, while the revolving note is secured by assets of the Company.
The facility includes a $20 million term loan evidenced by a term loan note, which matures on August 31, 2011 and a $15 million line of credit evidenced by a revolving line of credit promissory note, which matures on August 31, 2008. Availability under the Revolving Loan is the lesser of $15 million or the borrowing base amount, which is calculated monthly as a percentage of our eligible assets. Interest is charged on the loans at LIBOR plus 1.75%, which may decrease to LIBOR plus 1.5% if we meet certain performance criteria. Outstanding borrowings under our line of credit amounted to $3,330 at August 31, 2006.
On November 21, 2005, we issued a convertible term note, in the principal amount of $7.5 million to Laurus. The convertible term note is convertible into shares of our common stock at an initial fixed conversion price of $5.50 per share. We also issued to Laurus a warrant, to purchase up to 272,727 shares of our common stock at an exercise price of $6.60 per share with a term of five years. In connection with the Laurus financing, we also issued to CB Capital Partners, Inc. (“CB Capital”) a warrant to purchase up to 13,636 shares of our common stock at an exercise price of $6.60 per share with a term of five years on January 25, 2006.
The convertible term note has a term of three years and accrues interest at the prime rate plus 3% per year. Interest on the principal amount is payable monthly, in arrears, on the first business day of each consecutive calendar month thereafter until the maturity date. Under the terms of the convertible term note, the monthly principal payment is payable either in cash at 102% of the respective monthly amortization amounts or, if certain criteria are met, in shares of our common stock. See Note 9 to the consolidated financial statements for additional discussion of the terms of the financing with Laurus.
The various debt agreements contain restrictive covenants which limit, among other things, certain mergers and acquisitions, redemptions of common stock, and payment of dividends. In addition, we must meet certain financial ratios.
We have focused on rapid internal growth over the past three years and have incurred substantial operating costs in the areas of research and development and branch expansion. Total capital expenditures were $2.8 million, $1.9 million and $1.0 million for the years ended August 31, 2006, 2005 and 2004, respectively. Sources of funds for this expansion have mainly been from additional borrowings from the bank.

Cash Flows
Cash flows used in operations for the year ended August 31, 2006 was $1.2 million as compared to $5.3 million at August 31, 2005. This increase in operating cash flows was due mainly to an increase in our net income of $4.5 million. Cash flows provided by operating activities was $0.5 million for the year ended August 31, 2004.
Net cash flow used in investing activities was $2.4 million for the year ended August 31, 2006 compared to $4.9 million for the year ended August 31, 2005. The decrease was due mainly to the acquisition of CSM effective April 1, 2005 as well as other smaller acquisitions in 2005 and 2006, offset largely by capital expenditures mainly in our Wireless Infrastructure and Transportation Infrastructure segments related to increased construction work and geographic expansion. Cash flows used in investing activities was $11.3 million for the year ended August 31, 2004.
Net cash flow provided by financing activities was $3.4 million for the year ended August 31, 2006 compared to $10.4 million for the year ended August 31, 2005. The decrease was mainly the result of less borrowing needed to finance operating and investing uses of cash. Cash flows provided by financing activities was $13.2 million for the year ended August 31, 2004.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations as of August 31, 2006:

	Payments Due By
		Less than			More than
	Total	1 year	1-2 years	3-5 years	5 years
Contractual obligation	(Dollars in thousands)
Debt and capital lease obligations	$31,167	$3,488	$13,640	$6,039	$8,000
Operating lease (1)	4,507	1,882	2,027	447	151

Total	$35,674	$5,370	$15,667	$6,486	$8,151

(1)	Operating leases represent the total future minimum lease payments.
Excluded from the above table is interest associated with borrowings under our line of credit and term loan with the bank and our convertible note payable with Laurus because both the amount borrowed and applicable interest rate are variable.
Off Balance Sheet Arrangements
As is common in the industries we operate in, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include transactions with related parties, liabilities associated with guaranties, letter of credit obligations and surety guarantees.
Transactions with Related Parties
We have entered into various acquisition agreements over the past three years which contain option agreements between the sellers and our majority shareholder, Mr. Carter Fortune, related to the Company’s stock. The option agreements provide for put/ call options on the Company’s common stock held by the sellers. The put/ call options range in price from $1 to $10 per common share. Total estimated cash outlays for these options range from $10 million to $13 million dollars and are expected to be exercised over the next fiscal year. As more fully described in the footnotes to this filing, Harlan Schafir exercised his put sale rights by executing the sale of his shares of Company stock to Mr. Fortune on November 22, 2006.

We lease a total of six facilities with a limited liability company owned by the Company’s two majority shareholders whose primary purpose is to own and lease these properties to the Company. The limited liability company does not have any other significant assets. We may experience increased expenses related to leases due to the Company’s review of the fair value of our lease payments.
Refer to Note 17 of the accompanying consolidated financial statements for detailed information regarding related party transactions.
Guaranties
A significant portion of our debt and surety bonds are personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer. Future changes to these guaranties may affect financing capacity of the Company.
Restricted Cash
Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under health insurance and workers compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future. As of August 31, 2006, we had approximately $3.5 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.
Payment and Performance Bonds
Within our Wireless Infrastructure and Transportation Infrastructure segments, certain customers, particularly in connection with new construction, require us to post payment or performance bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, we have posted letters of credit in the amount of $7.5 million in favor of the surety and, with the consent of our lenders under our credit facility; we have granted security interests in certain of our assets to collateralize our obligations to the surety. We expect this letter of credit in favor of the surety to be reduced in the future. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future. As of August 31, 2006, an aggregate of approximately $52.0 million in original face amount of bonds issued by the surety were outstanding.
Control Group
A control group holds 80.3% of the outstanding Common Stock of the Company. As of August 31, 2006, Messrs. John Fisbeck, Carter Fortune, Harlan Schafir, Norman Wolcott, Jr., the Norman G. Wolcott, Sr. and Lucille H. Wolcott Revocable Trust of 1995 Marital Trust and the Norman G. Wolcott, Sr. and Lucille H. Wolcott Revocable Trust of 1995 Survivor’s Trust (the “Wolcott Trusts”) are considered members of a “group” deemed to beneficially own 8,456,134 shares of the Company’s Common Stock representing 80.3% of the outstanding Common Stock of the Company. Individually, each of the above persons has the sole voting and dispositive power over the following number of shares of the Company’s Common Stock as of August 31, 2006: John F. Fisbeck, 1,637,701 (or 15.6%), Carter M. Fortune, 4,132,810 (or 39.3%), Harlan M. Schafir, 1,310,000 (or 12.4%), Norman G. Wolcott, Jr., individually, 713,751 (or 6.8%), Norman G. Wolcott Jr., as Trustee of the Wolcott Trusts, 285,372 (or 2.7%). In addition to the above shares, Messrs. Fisbeck and Fortune share dispositive control over 376,500 (or 3.6%) shares of the Company’s Common Stock held by Fisbeck — Fortune Development, LLC.

Critical Accounting Policies
The Company has identified the following policies as critical to its business and the understanding of its results of operations. The impact of these policies is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where these policies affect reported and anticipated financial results. For a detailed discussion on the application of these and other accounting policies see the Notes to the Consolidated Financial Statements. Preparation of this report requires the Company’s use of estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenue and expense amounts for the periods being reported. On an ongoing basis, the Company evaluates these estimates, including those related to the valuation of accounts receivable and inventory reserves, the potential impairment of long-lived assets and income taxes, valuation of contingent consideration resulting from acquisitions, and valuation of certain liability reserves. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Senior management has discussed the development, selection, and disclosure of these estimates with the Company’s audit committee.
Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.
Revenue Recognition:
Revenue recognition policies vary by operating segment. In the Wireless Infrastructure segment, Fortune Wireless, PDH, ITC, JWA, and Magtech enter into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within twelve months. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached. Cornerstone Construction recognizes revenue using the percentage of completion method on contracts in process. Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated cost of the contract. The estimated total cost of a contract is based upon management’s best estimate of the remaining costs that will be required to complete a project. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs and estimated earnings in excess of billings on uncompleted contracts are shown as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are shown as a current liability. Anticipated losses on contracts, if any, are recognized when they become evident.
In the Business Solutions segment, PSM, CSM and related entities bill clients under their Professional Services Agreement, which includes each worksite employee’s gross wages, plus additional charges for employment related taxes, benefits, workers’ compensation insurance, administrative and record keeping, as well as safety, human resources, and regulatory compliance consultation. Most wages, taxes and insurance coverage are provided under PSM’s and CSM’s federal, state, and local or vendor identification numbers. No identification or recognition is given to the client when these monies are remitted or calculations are reported. Most calculations or amounts that PSM and CSM owe the government and its employment insurance vendors are based on the experience levels and activity of PSM and CSM with no consideration to client detail. PSM and CSM bill the client their worksite employees’ gross wages plus an overall service fee that includes components of employment related taxes, employment benefits insurance, and administration of those items. The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. Charges by PSM and CSM are invoiced along with each periodic payroll delivered to the client.
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
Consistent with their revenue recognition policy, PSM and CSM’s direct costs do not include the payroll cost of its worksite employees. The Company’s direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.
In the Transportation Infrastructure segment, JH Drew recognizes revenue using the percentage of completion method on contracts in process. Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated cost of the contract. The estimated total cost of a contract is based upon management’s best estimate of the remaining costs that will be required to complete a project. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs and estimated earnings in excess of billings on uncompleted contracts are shown as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are shown as a current liability. Anticipated losses on contracts, if any, are recognized when they become evident.
In the Ultraviolet Technologies segment, revenue from the sale of products at Nor-Cote is recognized according to the terms of the sales arrangement, which is generally upon shipment. Revenues are recognized, net of estimated costs of returns, allowances and sales incentives, title and principal ownership transfers to the customer, which is generally when products are shipped to customers. Products are generally sold on open account under credit terms customary to the geographic region of distribution. Ongoing credit evaluations are performed on customers and the Company does not generally require collateral to secure accounts receivable.
In the Electronics Integration segment, revenue from the sale of products at Kingston and Commercial Solutions is recognized according to the terms of the sales arrangement, which is generally upon shipment. Revenues are recognized when title and principal ownership transfers to the customer, which is generally when products are shipped to customers. Products are generally sold on open account under credit terms customary to the geographic region of distribution. Ongoing credit evaluations are performed on customers and the Company does not generally require collateral to secure accounts receivable. AVR enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within one month. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached.
Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.
Valuation of Accounts Receivable and Inventory Reserves:
Collectability of accounts receivable is evaluated for each subsidiary based on the subsidiary’s industry and current economic conditions. Other factors include analysis of historical bad debts, projected losses, and current past due accounts. Inventories are valued at lower of cost or market using the first-in, first-out method based on average cost.

The Company’s valuation of inventory includes both a markdown reserve for inventory that will be sold below original cost, and a usage reserve. The reserve values are evaluated by each subsidiary based upon historical information and assumptions about future demand and market conditions. The usage reserve value is based on historical information and assumptions as to usage of current product in inventory and related usage trends. The Company’s accounts receivable and inventory reserves increased by $0.1 million and decreased by ($0.1) million respectively, at August 31, 2006 compared to August 31, 2005. It is possible that changes to the markdown and usage reserves could be required in future periods due to changes in market conditions.
Goodwill and Other Intangible Assets:
The Company has adopted SFAS No. 142. With the adoption of SFAS 142, material goodwill included in the Company’s Wireless Infrastructure, Business Solutions, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integration segments was assessed for impairment. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Since management’s judgment is involved in performing goodwill and other intangible assets valuation analyses, there is risk that the carrying value of the goodwill and other intangible assets may be overstated or understated.
The Company has elected to perform the annual impairment test of recorded goodwill as required by SFAS 142 as of the end of fiscal fourth quarter. The results of this annual impairment test indicated that the fair value of each of the reporting units as of August 31, 2006, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill was not subject to impairment.
In the fiscal year ended August 31, 2005, the Company recognized impairment on certain other intangible assets in its Wireless Infrastructure segment of $0.2 million and its Electronics Integration segment of $0.4 million. Management determined the assets were impaired based upon violation of non-compete agreements with certain terminated employees and a substantial change in the customer mix within the Electronics Integration segment.
Impairment of Long-Lived Assets:
The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amounts of such assets may not be recoverable. The Company considers historical performances and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual segment discounted cash flows to the asset segment carrying values. The estimation of fair value is measured by discounting expected future cash flows at the discount rate the Company utilizes to evaluate potential investments. Actual results may differ from these estimates and as a result the estimation of fair values may be adjusted in the future.
Income Taxes:
Deferred tax assets are recognized for taxable temporary differences, tax credit and net operating loss carryforwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2004, based on this evaluation; the Company recorded approximately a 75% valuation allowance on the consolidated balance sheet for its deferred tax assets. This amount approximates a valuation allowance of 75% on its Wireless Infrastructure segment, 25% on its Business Solutions segment, 75% on its Transportation Infrastructure segment, 100% on its Ultraviolet Technologies segment, and 100% on its Electronics Integration segment. During 2005, the Company recorded a 100% valuation allowance on additions to deferred tax assets due to uncertainty regarding future profitability of the Company based on its 2005 loss and estimated increase in budgeted operating expenses related to implementation of certain provisions of the Sarbanes Oxley Act of 2002. In 2006, the Company released 20% of the valuation allowance totaling $0.5 million. This amount was a release of 40% of the Transportation Infrastructure segment and 60% of the Business Solutions segment. In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2006 would not have a material effect in the carrying value of the net deferred tax assets or liabilities.
The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.
Accrued Insurance and Workmen’s Compensation Reserves:
The Company’s Business Solutions segment recognizes significant reserves in relation to its partially self-funded worksite employees’ health and partially self-funded workers compensation programs based on (a) the amount of past claims incurred and (b) the estimated time lag to report and pay such claims. The Company’s policy for its partially self-funded health plan is to accrue estimated unpaid claims incurred during the fiscal year based on the weighted average historical claims paid over a 2-month to 3-month lag period. PSM is insured for losses under its health plan in excess of approximately $0.2 million per person with an aggregate stop loss of $13.4 million at August 31, 2006. Our deductible under our workers compensation insurance is $0.25 million. The combined reserve recognized for unpaid health and workers compensation benefits on the Company’s consolidated balance sheet is $3.4 million (for which approximately $3.4 million of cash is restricted on the Company’s consolidated balance sheet) for the year ended August 31, 2006.
New Accounting Policies:
In June 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company is currently evaluating the impact this interpretation will have on its financial statements.
In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation will have on its financial statements.
In June 2006 the FASB reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The Task Force reached a conclusion that the presentation of taxes assessed by a governmental authority that is directly imposed through a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of December 31, 2006. The Company does not expect this statement to have a material impact on its financial position, results of operations or cash flows.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” Statement 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.” SFAS 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect this statement to have a material impact on its financial position, results of operations or cash flows.
In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” which supersedes APB Opinion No. 20, Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impractible, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact this interpretation will have on its financial statements.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement required entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. On September 1, 2005, the Company adopted the provisions of SFAS 123R using the modified prospective method. The adoption of this statement resulted in increased salaries, wages, and related expenses. The amount of the impact was immaterial to the Company for the year ended August 31, 2006.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), and requires that these items be recognized as current-period charges. In addition, SFAS 151 is effective for the first quarter of fiscal year 2006. The Company does not expect this statement to have a material impact on its financial position, results of operations or cash flows.
In September 2004, the FASB reached a consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” The Task Force reached a conclusion that Contingently Convertible Instruments should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent features have been met. Contingent stock resulting from various acquisitions over the last three years, not included in the Company’s common stock outstanding at August 31, 2006; are included in the accompanying statements of operations and Note 15 in diluted earnings per share.
Forward-Looking Statements:
Statements contained in this document, as well as some statements by the Company in periodic press releases and oral statements of Company officials during presentations about the Company constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements that are predictive in nature, depend on or refer to future events or conditions, which include words such as “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions. These statements are based on the current intent, belief or expectation of the Company with respect to, among other things, trends affecting the Company’s financial condition or results of operations. These statements are not guaranties of future performance and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Actual events and results involve risks and uncertainties and may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that might cause or contribute to such differences, include, but are not limited to, the risks and uncertainties that are discussed under the heading “Risk Factors.” Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks arising from adverse changes in interest rates, due primarily to the potential effect of such changes on our variable rate line of credit and term note with the bank and our convertible term note as described in Note 9 to the consolidated financial statements. Approximately 98% of the Company’s debt as of August 31, 2006 bears interest at variable rates. At August 31, 2006 and 2005, we have no outstanding interest rate swap agreements. Based on amounts outstanding at August 31, 2006, if the interest rate on the Company’s variable debt were to increase by 1.0%, annual interest expense would be higher by approximately $0.3 million.
Cash and cash equivalents as of August 31, 2006 was $3.6 million and is primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on the Company’s investments would not have had a material effect on net income for the year ended August 31, 2006. We do not currently utilize any derivative financial instruments to hedge interest rate risks.
We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our European, Singapore, and Chinese foreign subsidiaries. A hypothetical 10% adverse change in the foreign currency translation would not have had a material effect on net income for the year ended August 31, 2006. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Item 8. Financial Statements and Supplementary Data
FORTUNE INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Fortune Industries, Inc. and Subsidiaries
Indianapolis, IN 46278
We have audited the accompanying consolidated balance sheets of Fortune Industries, Inc. and subsidiaries (the “Company”) as of August 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2006. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinions. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortune Industries, Inc. and subsidiaries as of August 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therin.
/s/ Somerset CPAs, P.C.
Indianapolis, Indiana
November 17, 2006

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	August 31,	August 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and equivalents	$3,632	$3,787
Restricted cash	3,462	1,484
Marketable securities (Note 3)	1,281	2,199
Accounts receivable, net (Note 4)	25,731	21,358
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 5)	4,500	2,681
Inventory, net (Note 6)	6,761	8,315
Deferred tax asset (Note 11)	1,535	1,014
Prepaid expenses and other current assets	1,922	1,790

Total Current Assets	48,824	42,628

OTHER ASSETS
Property, plant & equipment, net (Note 7)	6,323	5,064
Goodwill (Note 8)	11,984	11,680
Other intangible assets, net (Note 8)	4,299	4,705
Long-term accounts receivable (Note 4)	1,276	600
Other long-term assets	1,579	409

Total Other Assets	25,461	22,458

TOTAL ASSETS	$74,285	$65,086

See Accompanying Notes to Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	August 31,	August 31,
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit (Note 9)	$—	$18,998
Current maturities of long-term debt (Note 9)	2,124	2,675
Current maturities of convertible term note (Note 9)	1,364	—
Accounts payable	9,324	7,095
Health and workers’ compensation reserves	3,363	4,000
Accrued expenses	5,449	6,288
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 5)	1,968	2,101
Other current liabilities	1,849	271

Total Current Liabilities	25,441	41,428

LONG-TERM LIABILITIES (NOTE 9)
Line of credit	3,330	—
Long-term debt, less current maturities	18,213	4,898
Convertible term note	6,136	—
Line of credit — related party	—	6,618
Other long-term liabilities	215	69

Total Long-Term Liabilities	27,894	11,585

Total Liabilities	53,335	53,013

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (NOTE 13)
Common stock, $0.10 par value; 150,000,000 authorized; 10,522,722 and 10,559,843 issued and outstanding at August 31, 2006 and August 31, 2005, respectively	1,053	1,046
Preferred stock, $0.10 par value; 1,000,000 authorized; 66,180 and 0 issued and outstanding at August 31, 2006 and August 31, 2005, respectively	6,618	—
Additional paid-in capital and warrants outstanding (Note 12)	17,633	17,340
Accumulated deficit	(4,518)	(6,406)
Accumulated other comprehensive income	164	93

Total Shareholders’ Equity	20,950	12,073

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$74,285	$65,086

See Accompanying Notes to Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year ended
	August 31,	August 31,	August 31,
	2006	2005	2004
REVENUES
Service revenues	$57,354	$39,809	$24,310
Product revenues	99,759	73,287	42,572

TOTAL REVENUES	157,113	113,096	66,882

COST OF REVENUES
Service cost of revenues	43,184	30,702	19,076
Product cost of revenues	83,025	61,369	32,182

TOTAL COST OF REVENUES	126,209	92,071	51,258

GROSS PROFIT	30,904	21,025	15,624

OPERATING EXPENSES
Selling, general and administrative expenses	24,985	19,685	11,912
Depreciation and amortization	2,269	1,709	1,164
Impairment on intangible assets (Note 8)	—	636	—

Total Operating Expenses	27,254	22,030	13,076

OPERATING INCOME (LOSS)	3,650	(1,005)	2,548

OTHER INCOME (EXPENSE)
Interest income	346	61	—
Interest expense	(2,483)	(1,445)	(620)
Gain (loss) on investments in marketable securities, net (Note 3)	(7)	(40)	36
Exchange rate gain (loss)	5	—	(34)
Other income	285	194	19

Total Other Income (Expense)	(1,854)	(1,230)	(599)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,796	(2,235)	1,949

Provision (Benefit) for income taxes (Note 11)	(423)	82	(453)

NET INCOME (LOSS)	2,219	(2,317)	2,402

Preferred stock dividends	331	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,888	$(2,317)	$2,402

BASIC INCOME (LOSS) PER COMMON SHARE	$0.18	$(0.22)	$0.23

Basic weighted average shares outstanding	10,582,203	10,495,794	10,208,544

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.16	$(0.22)	$0.23

Diluted weighted average shares outstanding	11,845,284	10,500,794	10,248,544

See Accompanying Notes to Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)

			Additional		Accumulated
			Paid-in Capital		Other	Total
	Common	Preferred	and Warrants	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Stock	Outstanding	Deficit	Income	Equity	Income
BALANCE AT AUGUST 31, 2003	$802	$—	$11,406	$(6,491)	$(63)	$5,654	$52

Issuance of 1,370,000 shares of common stock for acquisitions	137	—	4,329	—	—	4,466	$—
Reclassification of temporary equity to permanent equity	80	—	400	—	—	480	—
Reclassification of permanent equity to temporary equity	(11)	—	(242)	—	—	(253)	—
Net income	—	—	—	2,402	—	2,402	2,402
Foreign currency translation adjustments, net of tax	—	—	—	—	208	208	208
Unrealized gains (losses) on investments, net of tax	—	—	—	—	(126)	(126)	(126)
Reclassification adjustments for realized gains & losses included in net income, net of tax	—	—	—	—	(13)	(13)	(13)

Total comprehensive income	—	—	—	—	—	—	$2,523

BALANCE AT AUGUST 31, 2004	$1,008	$—	$15,893	$(4,089)	$6	$12,818
Issuance of 223,450 shares of common stock for acquisitions	23	—	1,012	—	—	1,035	$—
Exercise of stock options	2	—	—	—	—	2	—
Reclassification of 80,000 shares of common stock for contingency settlements	8	—	176	—	—	184	—
Other stock compensation	5	—	259	—	—	264	—
Net income	—	—	—	(2,317)	—	(2,317)	(2,317)
Foreign currency translation adjustments, net of tax	—	—	—	—	(17)	(17)	(17)
Unrealized gains (losses) on investments, net of tax	—	—	—	—	64	64	64
Reclassification adjustments for realized gains & losses included in net income, net of tax	—	—	—	—	40	40	40

Total comprehensive loss	—	—	—	—	—	—	$(2,230)

BALANCE AT AUGUST 31, 2005	$1,046	$—	$17,340	$(6,406)	$93	$12,073
Issuance of 64,459 shares of common stock for acquisitions	7	—	293	—	—	300	$—
Retirement of 101,580 shares of common stock	(2)	—	(98)	—	—	(100)	—
Issuance of 66,180 shares of preferred stock	—	6,618	—	—	—	6,618	—
Stock compensation	2	—	98	—	—	100	—
Net income	—	—	—	2,219	—	2,219	2,219
Dividends	—	—	—	(331)	—	(331)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	80	80	80
Unrealized gains (losses) on investments, net of tax	—	—	—	—	(16)	(16)	(16)
Reclassification adjustments for realized gains & losses included in net income, net of tax	—	—	—	—	7	7	7

Total comprehensive income	—	—	—	—	—	—	$2,290

BALANCE AT AUGUST 31, 2006	$1,053	$6,618	$17,633	$(4,518)	$164	$20,950

See Accompanying Notes to Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Year Ended
	August 31,	August 31,	August 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$2,219	$(2,317)	$2,402
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,269	2,301	1,164
Stock based compensation	100	264	—
(Gain) Loss on sale of investments	7	40	(36)
Loss on disposal of fixed assets	—	5	122
Deferred income taxes	(521)	—	(625)
Changes in certain operating assets and liabilities:
Restricted cash	(1,978)	(987)	—
Accounts receivable, net	(4,277)	(4,792)	(2,338)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,819)	(802)	763
Inventory, net	1,567	1,537	(1,913)
Prepaid assets and other current assets	(130)	29	(11)
Other long-term assets	(809)	(830)	(24)
Accounts payable	2,181	1,109	623
Health and workers’ compensation reserves	(637)	(457)	479
Accrued expenses and other current liabilities	727	(548)	(350)
Billings in excess of costs and estimated earnings on uncompleted contracts	(133)	189	252

Net Cash Provided by (Used in) Operating Activities	(1,234)	(5,259)	508

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,754)	(1,932)	(961)
Purchases of marketable securities	(204)	(176)	(2,435)
Proceeds from sale of marketable securities	1,050	—	689
Proceeds from sale of certificates of deposits	—	—	24
Acquisition of productive assets and businesses	(502)	(2,758)	(8,605)

Net Cash Used in Investing Activities	(2,410)	(4,866)	(11,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under line of credit	(15,668)	11,050	6,910
Borrowings on short-term debt — related party	—	800	—
Payments on short-term debt — related party	—	(827)	—
Borrowings on long-term debt	20,000	1,880	8,665
Borrowings on long-term debt — related party	—	—	4,308
Payments on long-term debt	(7,236)	(2,496)	(6,473)
Debt issuance costs	(856)	—	—
Borrowings from convertible debentures	7,500	—	—
Dividends on preferred stock	(331)	—	—
Other	—	(5)	(201)

Net Cash Provided by Financing Activities	3,409	10,402	13,209

Effect of exchange rate changes on cash	80	(17)	213

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(155)	260	2,642

CASH AND EQUIVALENTS
Beginning of Period	3,787	3,527	885

End of Period	$3,632	$3,787	$3,527

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Year Ended
	August 31,	August 31,	August 31,
	2006	2005	2004
SUPPLEMENTAL DISCLOSURES
Interest paid	$2,431	$1,398	$536

Income taxes paid	$85	$116	$—

Unrealized net gain (loss) on marketable securities	$(16)	$22	$126

Non-cash investing and financing activities:
Issuance of preferred stock for debt extinguishment	$6,618
Issuance of warrants in connection with loan refinancing	200

	$6,818

Acquisitions (See Note 2)
Cash and equivalents	$15	$2,704	$4,496
Restricted savings account	—	—	246
Accounts receivable	96	672	8,933
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	6,842
Inventory	13	106	1,777
Prepaid expenses and other current assets	2	1,303	147
Other non-current assets	1	195	431
Accounts payable	(48)	(1,290)	(2,747)
Accrued expenses and other current liabilities	(12)	(4,121)	(2,857)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	(1,661)
Health and workers compensation reserves	—	—	(3,271)
Vehicles, equipment and leasehold improvements	77	—	1,347
Goodwill and other intangible assets	658	4,982	4,831

	802	4,551	18,514
Common stock consideration	300	1,039	4,364

Cash paid	$502	$3,512	$14,150

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Fortune Industries, Inc. (formerly known as Fortune Diversified Industries, Inc.) is an Indiana corporation, originally incorporated in Delaware in 1988. The term “Company” as used herein refers to Fortune Industries, Inc. and its subsidiaries unless the context otherwise requires. The Company provides a variety of services and products for selected market segments, which are classified under five operating segments, Wireless Infrastructure, Business Solutions, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integration. As a holding company of various products and services, the Company has historically invested in businesses that are undervalued, underperforming, or operations that are poised for significant growth. Management’s strategic focus is to support the revenues and earnings growth of its operations by creating synergies that can be leveraged to enhance the performance of the Company’s entities and by investing capital to fund expansion. Additionally, management continually seeks and evaluates strategic acquisitions that expand core offerings and drive incremental revenue and earnings growth.
Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Fortune Industries, Inc. and its wholly-owned subsidiaries. Nor-Cote contains foreign subsidiaries from the United Kingdom, China and Singapore, which have been eliminated in consolidation at the Nor-Cote subsidiary level. All significant inter-company accounts and transactions of the Company have been eliminated.
Foreign Currency Translation: Assets and liabilities of the foreign subsidiaries of Nor-Cote are translated into U.S. dollars at the exchange rate in effect at the end of the period. Revenue and expense accounts are translated at a weighted-average of exchange rates in effect during the year. Translation adjustments that arise from translating the subsidiaries’ financial statements from local currency to U.S. dollars are accumulated and presented, net of tax, as a separate component of shareholders’ equity.
Comprehensive Income (Loss): Comprehensive income (loss) refers to the change in an entity’s equity during a period resulting from all transactions and events other than capital contributed by and distributions to the entity’s owners. For the Company, comprehensive income (loss) is equal to net income plus the change in unrealized gains or losses on investments and the change in foreign currency translation adjustments. The Company reports comprehensive income (loss) in the consolidated statement of shareholders’ equity.
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
Revenue and Cost Recognition: In the Wireless Infrastructure segment, Fortune Wireless, PDH, ITC, JWA, and Magtech enter into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within twelve months. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached. Cornerstone Construction recognizes revenue using the percentage of completion method on contracts in process. Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated cost of the contract. The estimated total cost of a contract is based upon management’s best estimate of the remaining costs that will be required to complete a project. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs and estimated earnings in excess of billings on uncompleted contracts are shown as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are shown as a current liability. Anticipated losses on contracts, if any, are recognized when they become evident.
In the Business Solutions segment, PSM, CSM and related entities bill clients under their Professional Services Agreement as licensed Professional Employer Organizations (PEOs), which includes each worksite employee’s gross wages, plus additional charges for employment related taxes, benefits, workers’ compensation insurance, administrative and record keeping, as well as safety, human resources, and regulatory compliance consultation. Most wages, taxes and insurance coverage are provided under PSM’s and CSM’s federal, state, and local or vendor identification numbers. No identification or recognition is given to the client when these monies are remitted or calculations are reported. Most calculations or amounts PSM and CSM owe the government and its employment insurance vendors are based on the experience levels and activity of PSM and CSM with no consideration to client detail. PSM and CSM bill the client their worksite employees’ gross wages plus an overall service fee that includes components of employment related taxes, employment benefits insurance, and administration of those items. The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to health, workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. Charges by PSM and CSM are invoiced along with each periodic payroll delivered to the client.
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
Consistent with their revenue recognition policy, PSM and CSM’s direct costs do not include the payroll cost of its worksite employees. The Company’s direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.
In the Transportation Infrastructure segment, JH Drew recognizes revenue using the percentage of completion method on contracts in process. Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated cost of the contract. The estimated total cost of a contract is based upon management’s best estimate of the remaining costs that will be required to complete a project. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs and estimated earnings in excess of billings on uncompleted contracts are shown as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are shown as a current liability. Anticipated losses on contracts, if any, are recognized when they become evident.
In the Ultraviolet Technologies segment, revenue from the sale of products at Nor-Cote is recognized according to the terms of the sales arrangement, which is generally upon shipment. Revenues are recognized, net of estimated costs of returns, allowances and sales incentives, title and principal ownership transfers to the customer, which is generally when products are shipped to customers. Products are generally sold on open account under credit terms customary to the geographic region of distribution. Ongoing credit evaluations are performed on customers and the Company does not generally require collateral to secure accounts receivable.
In the Electronics Integration segment, revenue from the sale of products at Kingston and Commercial Solutions is recognized according to the terms of the sales arrangement, which is generally upon shipment. Revenues are recognized when title and principal ownership transfers to the customer, which is generally when products are shipped to customers. Products are generally sold on open account under credit terms customary to the geographic region of distribution. Ongoing credit evaluations are performed on customers and the Company does not generally require collateral to secure accounts receivable. AVR enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within one month. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached.
Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.
Cash and Equivalents: Cash and equivalents may include money market fund shares, bank time deposits, certificates of deposits, and other instruments with original maturities of three months or less.
Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued to collaterize its obligations under its health and accident benefit program, its workers compensation program, and certain general insurance coverage related to the Company’s Business Solutions segment. At August 31, 2006, the Company had $3,462 in total restricted cash. Of this, $1,725 is restricted for employer contributions to various health and accident benefit programs established under third party actuarial analysis, $1,490 is restricted for the Company’s workers compensation program in accordance with terms of its insurance carrier agreement, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.
Marketable Securities: Marketable securities include common stocks classified as available for sale investments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are carried at fair value based on current market quotations. Unrealized holding gains and losses, net of tax, are not included in “net income,” but are accounted for as “other comprehensive income” and reflected as a separate component of the change in shareholders’ equity. The cost of securities used to compute realized gains and losses is based on specifically identified securities. The fair value of investment securities is determined by currently available market prices. Dividends on marketable equity securities are recognized in income when declared.
Accounts Receivable: Accounts receivable is stated at the amount billable to customers. Accounts receivable are ordinarily due 30-60 days after the issuance of the invoice. The Company provides allowances for estimated doubtful accounts and for returns and sales allowances, based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collect-ability and the aging of the accounts receivable. Delinquent receivables that are deemed uncollectible are written off based on individual credit evaluation and specific circumstances of the customer. The Company’s policy is not to accrue interest on past due trade receivables.
Inventories: Inventories are recorded at the lower of cost or market value. Costs are determined primarily under the first-in, first-out method (FIFO) method of accounting.
Shipping and Handling: Costs incurred for shipping and handling are included in the Company’s consolidated financial statements as a component of costs of revenue.
Property, Plant, Equipment, and Depreciation: Property, plant and equipment are carried at cost and include expenditures for new additions and those which substantially increase the useful lives of existing assets. Depreciation is computed principally on the straight-line method over the estimated useful life. Depreciable lives range from 3 to 30 years.

Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property or equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts in the period of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement asset.
Goodwill and Other Indefinite-Lived Intangible Assets: The Company accounts for goodwill and other indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets with indeterminate lives are assessed for impairment at least annually and more often as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of both goodwill and other intangible assets impairment. Since management’s judgment is involved in performing goodwill and other intangible assets valuation analyses, there is risk that the carrying value of the goodwill and other intangible assets may be overstated or understated.
The Company has elected to perform the annual impairment test of recorded goodwill and other indefinite-lived intangible assets as required by SFAS 142 as of the end of fiscal fourth quarter. The results of this annual impairment test indicated that the fair value of each of the reporting units as of August 31, 2006, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill and other indefinite-lived intangible assets were not subject to impairment. The required annual impairment test may result in future periodic write-downs.
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
Stock-based Compensation: On September 1, 2005, the Company adopted the provisions of SFAS 123R, “Share-Based Payment” using the modified prospective method. Prior to fiscal 2006, the Company elected to follow APB 25 and to adopt the disclosure-only provisions as required under SFAS 123, and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. The adoption of this statement resulted in increased salaries, wages, and related expenses. The amount of the impact was immaterial to the Company for the year ended August 31, 2006.
Income per Common Share: Income per common share has been computed in accordance with SFAS No. 128, “Earnings per Share.” Under SFAS 128, basic income per common share is computed based on net income applicable to common stock divided by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed based on net income applicable to common stock divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive common stock equivalents.
All references in the Form 10-K consolidated financial statements and notes to the consolidated financial statements related to share amounts, per share amounts and average shares outstanding have been adjusted retroactively to reflect the 1-for-10 stock split of the Company’s common stock effective June 2, 2005.

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
Research and Development Costs: Research and development costs are expensed as incurred and totaled $538 and $440 for the year ended August 31, 2006 and 2005, respectively. Research and development expense is recorded in the Company’s Nor-Cote subsidiary.
Advertising Costs: Advertising costs including marketing, advertising, publicity, promotion and other distribution costs, are expensed as incurred and totaled $328 and $227 for the year ended August 31, 2006 and 2005, respectively.
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
Debt and equity issuances may have features which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the case of preferred stock instruments. No issuances have beneficial conversion terms as of August 31, 2006.
Self-Funded Insurance: The Company’s Nor-Cote subsidiary has elected to act as a self-insurer for certain costs related to employee health and accident benefit programs. Costs resulting from non-insured losses are estimated and charged to income when incurred. The Company has purchased insurance which limits its annual exposure for individual claims to $40 and which limits its aggregate annual exposure to approximately $460.
The Company’s PSM subsidiary maintains a loss-sensitive worksite employees’ health and accident benefit program. Under the insurance policy, PSM’s self-funded liability is limited to $180 per employee, with an aggregate liability limit of approximately $13,412. The aggregate liability limits are adjusted monthly, based on the number of participants.
Workers’ Compensation: The Company’s PSM and CSM subsidiaries maintain partially self-funded workers’ compensation insurance programs. Under the insurance policies established at each company, PSM and CSM’s deductible liability is limited to $250 per incident, with an aggregate liability limit of approximately $1,100.
New Accounting Pronouncements:
In June 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company is currently evaluating the impact this interpretation will have on its financial statements.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation will have on its financial statements.
In June 2006 the FASB reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The Task Force reached a conclusion that the presentation of taxes assessed by a governmental authority that is directly imposed through a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of December 31, 2006. The Company does not expect this statement to have a material impact on its financial position, results of operations or cash flows.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,”

and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its financial position, results of operations or cash flows.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.” SFAS 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact this interpretation will have on its financial statements.
In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” which supersedes APB Opinion No. 20, Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impractible, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact this interpretation will have on its financial statements.
In December 2004, the FASB issued SFAS No. 123R. This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement required entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. On September 1, 2005, the Company adopted the provisions of SFAS 123R using the modified prospective method, the results of which did not have a material impact on its financial position, results of operations or cash flows.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), and requires that these items be recognized as current-period charges. In addition, SFAS 151 is effective for the first quarter of fiscal year 2006. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2004, the FASB reached a consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” The Task Force reached a conclusion that Contingently Convertible Instruments should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent features have been met. Contingent stock resulting from various acquisitions over the last three years, not included in the Company’s common stock outstanding at August 31, 2006; are included in the accompanying statements of operations and Note 15 in diluted earnings per share.
NOTE 2 — ACQUISITIONS AND PRO FORMA FINANCIAL STATEMENTS
Acquisitions
During the fiscal year 2006, the Company had the following material acquisition:

Audio — Video Revolution, Inc. (Electronics Integration segment)
The Company acquired certain assets and assumed certain liabilities of Audio — Video Revolution, Inc. (“AVR”) through an asset purchase agreement entered into as of November 14, 2005. Purchased assets in the agreement include, at a minimum, goodwill, proprietary property and products, furniture, equipment, machinery and other intellectual property. The Company’s acquisition of AVR enabled the Company to offer a wider range of design, engineering and installation of structured cabling systems for the residential and commercial marketplace.
The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of AVR at the acquisition date:

Inventory, net	$13
Property, Plant and equipment, net	59
Goodwill	130

$202

Cash consideration	$202

$202

During the fiscal year 2005, the Company had the following material acquisition:
CSM, Inc. (Business Solutions segment)
Effective April 1, 2005, the Company acquired all of the issued and outstanding shares of common stock of CSM, Inc. and subsidiaries (“CSM”) for $2,704 in cash and $600 in restricted shares of the Company’s common stock. Founded in 1985, CSM is a PEO serving over 200 company locations, representing over 3,100 employees in more than 24 states. The Company acquired CSM in order to expand its presence in the PEO industry. $707 and $3,100 of the excess purchase price paid over the fair value of tangible net assets acquired was allocated to goodwill and intangible assets, respectively. The identified finite-life intangible assets consist of $1,680 of customer relationships and $830 of a non-compete agreement, which are being amortized over their useful lives of 10 years and 5 years, respectively. Additionally, there is $590 of identified tradename, which is an infinite-life intangible asset.
Per the terms of the agreement, the $600 in restricted share consideration totaled 150,000 restricted shares that vest over the three year period from April 1, 2005 through March 31, 2008 based upon annual operating performance. The vested shares of common stock can be put to the Company’s majority shareholder and chairman of the Board of Directors during the period June 1, 2008 to September 30, 2008 at $10.33 per share. The 150,000 shares are valued at the closing price of the Company’s stock on the date of purchase at $4.00 share.
The contingent stock consideration is included as a component of the purchase price in accordance with SFAS 141, “Business Combinations” and ETIF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” under arrangements not affected by employment termination. The consideration is included in permanent equity under SFAS 141 as management of the Company deemed likelihood that payment of such contingent consideration is beyond a reasonable doubt.
The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of CSM at the acquisition date:

Cash	$2,704
Accounts receivable, net	302
Prepaid expenses and other current assets	1,290
Property and equipment	132
Goodwill	707
Intangible assets	3,100

8,235

Accounts payable	1,146
Other accrued liabilities	2,257
Deferred revenue	1,361
Other current liabilities	171

4,935

$3,300

Cash consideration	$2,700
Fair value of common stock consideration	600

$3,300

During the fiscal year 2004, the Company had the following material acquisitions:
James H. Drew Corporation (Transportation Infrastructure segment)
On April 30, 2004, the Company acquired James H. Drew Corporation and subsidiaries (“JH Drew”) pursuant to a stock purchase agreement by and between Cemex, Inc., (“Seller”) and the Company. The purchase agreement’s terms include, among other things, the exchange of all of the outstanding shares of JH Drew for $13,584, of which $11,500 was paid in cash at closing, $434 in restricted shares of the Company’s stock, and the remaining $1,650 plus interest of $57 was paid on December 15, 2004. In calculating the purchase price the parties considered, among other factors, JH Drew’s consolidated accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, inventories, accounts payable and other current assets and current liabilities. The Company acquired JH Drew in order to gain entry into the transportation infrastructure industry. The funds constituting the purchase price were derived from the combination of a loan from Fifth Third Bank and a loan to the Company from the Company’s majority shareholder.
Per the terms of the agreement, the $434 in restricted share consideration totaled 43,000 restricted shares that vested over the one year period from April 1, 2005 through March 31, 2006 based upon annual operating performance. The 43,000 shares are valued at the closing price of the Company’s stock on the date of purchase at $10.10 share.
The contingent stock consideration is included as a component of the purchase price in accordance with SFAS 141 and EITF 95-8 under arrangements not affected by employment termination. The consideration is included in permanent equity under SFAS 141 as management of the Company deemed likelihood that payment of such contingent consideration is beyond a reasonable doubt.
The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of JH Drew at the acquisition date:

Contracts receivable, net	8,277
Cost and estimated earnings in excess of billings	6,842
Inventory, net	1,777
Prepaid expenses	23
Deferred tax asset	389
Property and equipment	1,327
Acquired goodwill	152

18,787

Accounts payable	2,628
Accrued expenses and other current liabilities	914
Billings in excess of costs and estimated earnings	1,661

5,203

$13,584

Cash consideration	$13,150
Fair value of common stock consideration	434

$13,584

Professional Staff Management, Inc. (Business Solutions segment)
On October 1, 2003, the Company acquired Professional Staff Management, Inc. and its wholly owned subsidiaries (“PSM”) under various merger agreements between the Company and Harlan Schafir (“Seller”). The purchase agreement’s terms include, among other things, the exchange of all of the outstanding shares of PSM for $4,930, of which $1,000 was paid in cash at closing and $3,930 in restricted shares of the Company’s stock. The Company acquired PSM in order to gain entry into the PEO industry. The excess purchase price paid over the fair value of tangible net assets acquired totaled $4,679. The allocation to goodwill and intangible assets was $3,580 and $1,099, respectively. The identified finite-life intangible assets consist of $700 of customer relationships and $399 of a non-compete agreement, which are being amortized over their useful lives of 10 years and 5 years, respectively.
Per the terms of the agreement, the $3,930 in restricted share consideration totaled 1,310,000 restricted shares. The shares of common stock can be put to the Company’s majority shareholder during the period November 15, 2006 to December 15, 2006 at various prices between $0 and $10.00 per share. The maximum aggregate value of the puts is $8,100. The 1,310,000 shares are valued at the closing price of the Company’s stock on the date of purchase at $3.00 share (discounted due to historical trading volume being significantly lower than the shares issued in the transaction).
The business combination was accounted for as a purchase under SFAS No. 141. The contingent stock consideration is included as a component of the purchase price in accordance with SFAS 141 and EITF 95-8 under arrangements not affected by employment termination. The consideration is included in permanent equity under SFAS 141 as management of the Company deemed likelihood that payment of such contingent consideration is beyond a reasonable doubt. The agreements were intended to qualify as a reverse-triangular merger for tax purposes pursuant to the provisions under Section 368(a)(2)(E) of the Internal Revenue Code.
The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of PSM at the acquisition date:

Cash and cash equivalents	$4,496
Restricted savings account	246
Accounts receivable, net	656
Interest receivable	3
Prepaid expense	121
Property and equipment, net	20
Other assets	42
Goodwill	3,580
Customer list	700
Non-Compete agreement	399

10,263

Current maturities of notes payable	4
Accounts payable	119
Payroll taxes and withholdings	525
Accrued worksite employee payroll cost	240
Health and workers’ compensation reserves	3,271
Other accrued compensation	545
Due to shareholder	7
Customer deposits	106
Other accrued liabilities	516

5,333

$4,930

Cash consideration	$1,000
Fair value of common stock consideration	3,930

$4,930

Pro Forma Financial Statements
The following pro forma data summarize the results of operations for the periods indicated as if the AVR, CSM, JH Drew and PSM acquisitions had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, amortization of intangible assets and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the periods presented or that may be achieved in the future.

	Year ended
	August 31,	August 31,	August 31,
	2006	2005	2004
Net revenue	$157,343	$123,195	$112,129

Operating income (loss)	$3,650	$(1,616)	$3,496

Net income (loss) available to common shareholders	$1,888	$(2,938)	$2,373

Basic income (loss) per common share	$0.18	$(0.28)	$0.23

Diluted income (loss) per common share	$0.16	$(0.28)	$0.23

NOTE 3 — INVESTMENTS IN MARKETABLE EQUITY SECURITIES
The amortized cost and approximate fair values of marketable securities held are summarized as follows:

	August 31,	August 31,
	2006	2005
Amortized cost	$1,310	$2,221
Net unrealized loss	(16)	(22)

Estimated fair value	$1,281	$2,199

The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax asset or accumulated other comprehensive income. There was ($7) and ($40) of realized losses from the sale of marketable securities for the years ended August 31, 2006 and 2005, respectively. There was $36 of realized gains from the sale of marketable securities for the year ended August 31, 2004.
NOTE 4 — ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE
Accounts receivable and contracts receivable are summarized as follows:

	August 31,	August 31,
	2006	2005
Accounts receivable	$13,856	$16,178
Contracts receivable:
Progress billing	11,683	5,075
Retainages	1,606	1,752

	27,145	23,005

Less allowance for doubtful accounts and sales returns	(1,414)	(1,647)

	$25,731	$21,358

Long-term accounts receivable	$1,276	$600

NOTE 5 — CONTRACTS IN PROGRESS
Information related to contracts in progress is summarized as follows:

	August 31,	August 31,
	2006	2005
Costs incurred on uncompleted contracts	$36,700	$25,744
Estimated earnings recognized to date on uncompleted contracts	7,416	5,412

	44,116	31,156

Less billings on uncompleted contracts	(41,584)	(30,576)

	$2,532	$580

The net amount is included in the accompanying consolidated balance sheets under the following captions:

	August 31,	August 31,
	2006	2005
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,500	$2,681
Billings in excess of costs and estimated earnings on uncompleted contracts	1,968	2,101

	$2,532	$580

NOTE 6 — INVENTORY
Inventories are summarized as follows:

	August 31,	August 31,
	2006	2005
Raw materials	$698	$757
Work-in-process	72	39
Finished goods	6,259	7,896

	7,029	8,692

Less inventory reserve	(268)	(377)

	$6,761	$8,315

NOTE 7 — PROPERTY AND EQUIPMENT
Property, plant and equipment, including capital leases, are comprised of the following:

	August 31,	August 31,
	2006	2005
Land and building	$1,891	$1,951
Machinery and equipment	6,934	5,615
Research equipment	389	420
Office equipment	4,857	4,131
Vehicles	3,633	3,067
Leasehold improvements	316	145

	18,020	15,329

Less accumulated depreciation	(11,697)	(10,265)

	$6,323	$5,064

The provision for depreciation amounted to $1,623, $1,108 and $792 for the years ended August 31, 2006, 2005, and 2004, respectively.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill, as recorded under SFAS 142, are summarized as follows:

	Wireless	Business	Transportation	Ultraviolet	Electronics	Segment
	Infrastructure	Solutions	Infrastructure	Technologies	Integration	Totals
Goodwill at August 31, 2005	$1,189	$4,287	$152	$4,694	$1,358	$11,680

Goodwill acquired	308	—	—	—	130	438

Goodwill adjustment	—	(134)	—	—	—	(134)

Goodwill at August 31, 2006	$1,497	$4,153	$152	$4,694	$1,488	$11,984

The total amount of goodwill that is deductible for tax purposes is $1,969 and $1,839 at August 31, 2006 and 2005, respectively.
The following table sets forth the gross carrying amount and accumulated amortization of the Company’s other intangible assets:

	August 31, 2006
	Gross			Weighted Average
	Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period (in years)
Customer relationships	$3,342	$675	$2,667	10
Non-compete	200	38	162	10
Non-compete	1,229	468	761	5
Non-compete	200	81	119	3

Total	4,971	1,262	3,709	8

Tradename (not subject to amortization)	590	—	590

Total	$5,561	$1,262	$4,299

	August 31, 2005
	Gross			Weighted Average
	Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period (in years)
Customer relationships	$3,222	$352	$2,870	10
Non-compete	200	18	182	10
Non-compete	1,229	222	1,007	5
Non-compete	100	44	56	3

Total	4,751	636	4,115	8

Tradename (not subject to amortization)	590	—	590

Total	$5,341	$636	$4,705	—

Intangible asset amortization expense is $646, $601 and $372 for the years ended August 31, 2006. 2005, and 2004, respectively, which includes $20, $30 and $55 of amortization related to loan origination fees, respectively.
In fiscal year 2005, the Company recognized impairment on certain other intangible assets in its Electronics Integration segment of $417 and in its Wireless Infrastructure segment of $219. Management determined the assets were impaired based upon (a) violation of non-compete agreements with certain terminated employees and (b) substantial change in the customer mix within the Electronics Integration segment.
Amortization expense on intangible assets currently owned by the Company at August 31, 2006 for each of the next five fiscal years is as follows:

2007	$643
2008	627
2009	637
2010	374
2011	371
2012 and thereafter	1,057

Total	$3,709

NOTE 9 — DEBT ARRANGEMENTS
The Company’s debt liabilities consisted of the following:

	August 31,	August 31,
	2006	2005
Notes payable:

Revolving line of credit promissory note due August 31, 2008. Interest at LIBOR plus 1.75% or 1.50% upon achievement of certain financial performance criteria. The loan is secured by the business assets of the Company.	$3,330	$—

	August 31,	August 31,
	2006	2005
Term loan note due in monthly installments of $167 plus interest at LIBOR plus 1.75% or 1.50% upon achievement of certain financial performance criteria through maturity date, August 31, 2011. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two majority shareholders.	20,000	—

Revolving line of credit promissory note due August 31, 2006. Interest at .5% less than the credit facility’s Prime Rate. The loan is secured by the business assets of the Company, with a second lien on assets pledged by the Company’s majority shareholder.	—	18,998

Various term notes due in monthly installments totaling $211 plus interest at ..5% less than the credit facility’s Prime Rate through maturity dates between April 30, 2007 and July 15, 2009. The loans were secured by the business assets of the Company, with a second lien on assets pledged by the Company’s majority shareholder.	—	7,113

Various term notes due in monthly installments of $6, including interest at ranges from 4.9% to 9.03% through April 2010. The loans are secured by vehicles and equipment.	173	233

Convertible Term Note:

Convertible term note due in monthly installments of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan is guaranteed by the Company’s two majority shareholders.	7,500	—

Debt with shareholder:

Unsecured revolving line of credit promissory note with the Company’s majority shareholder due May 1, 2007. Interest at LIBOR plus 3.0%.	—	6,618

Term note due in monthly installments of $3 including interest at 4.0% through September 2008. The loan is secured by vehicles and equipment.	63	94

Capital leases:

Various notes due in monthly installments of $5 including interest at ranges from 2.3% to 11.6% through June 2010. The loans are secured by computers and equipment.	101	133

Total debt	31,167	33,189

Less current maturities	(3,488)	(21,673)

Long-term portion of outstanding debt	$27,679	$11,516

Fiscal year principal payments due on long-term debt outstanding (including convertible term note) at August 31, 2006 are approximately as follows:

2007	$3,488
2008	8,166
2009	5,474
2010	2,039
2011	2,000
2012 and thereafter	10,000

$31,167

Credit Facility Loan and Security Agreement
Effective August 31, 2006, the Company entered into a $35,000 credit facility with Fifth Third Bank. The credit facility replaced the parties’ $25,000 credit facility, which expired on the same day. The facility includes a $20,000 term loan evidenced by a term loan note, which matures on August 31, 2011 and a $15,000 revolving loan evidenced by a revolving line of credit promissory note, which matures on August 31, 2008. Availability under the revolving loan is the lesser of $15,000 or the borrowing base amount, which is calculated monthly as a percentage of the Company’s eligible assets. Interest is charged on the loans at LIBOR plus 1.75%, which may be reduced to LIBOR plus 1.5% if the Company meets certain performance criteria. The line of credit is secured by assets of the Company and the term loan is secured by personal guarantees of the Company’s two majority shareholders (the Chairman of the Board of Directors and CEO). Outstanding borrowings amounted to $3,330 at August 31, 2006. Total unused borrowings under the line of credit amounted to $11,743 at August 31, 2006.
Covenant terms of the Company’s agreement require the maintenance of certain ratios including debt (not including subordinated debt) to EBITDA and fixed charge coverage. Additionally, the Company must maintain $1,000 in tangible net worth and the personal guarantor of the agreement must meet certain liquidity tests. As of August 31, 2006, the Company was in compliance with all covenants.
Cancellation of Line of Credit — Related Party
As described in Note 13, on November 30, 2005, the Company issued 66,180 shares of $0.10 par value preferred stock to the Company’s majority shareholder as consideration for cancellation of certain debt obligations owed by the Company under a line of credit promissory note dated May 25, 2005. A total of $6,618 of debt was retired under the agreement.
Convertible Term Note
On November 21, 2005 the Company issued a convertible term note (the “Note”) payable to an unrelated party, Laurus, in the principal amount of $7,500. The Note has a term of three years and is convertible into the Company’s common stock at an exercise price of $5.50 per share subject to certain adjustments contained in the Note. Principal payments are payable monthly at $227 beginning March 1, 2006. Interest is payable monthly in arrears beginning January 1, 2006 at prime plus 3.0% subject to a floor of 9.5%. This interest rate is subject to adjustments as later described and as fully set forth in the Note. Additionally, the Company issued a warrant to Laurus (the “Laurus Warrant”) to purchase up to an aggregate of 272,727 shares of the Company’s common stock. The Company also issued a warrant (the “CB Capital Warrant”) exercisable for shares of the Company’s common stock to CB Capital Partners, Inc. (“CB Capital”), a financial advisor to purchase up to an aggregate of 13,636 shares of the Company’s common stock. The Laurus and CB Capital warrants (collectively, “the Warrants”) have a term of five years and an exercise price of $6.60 per share. The Company intends to use the proceeds from the offering of the Note and the Warrants for general working capital purposes. The Note is unsecured by the Company, but guaranteed by the Company’s two majority shareholders. The Company has registered the shares of common stock underlying the Note and Warrants.
Subject to the terms of the Note, the monthly principal and interest payments are payable in shares of the Company’s common stock if certain criteria are met, as follows:
•	the average closing price of the Company’s common stock as reported by Bloomberg, L.P. for the five trading days immediately preceding the repayment date is greater than or equal to 109% of the conversion price of the Note, set in the Note at $5.50 per share (based upon the conversion price of $5.50, the average closing price required would be $6.00);

•	the total value of the shares converted cannot exceed 25% of the aggregate dollar trading volume of the Company’s common stock for the previous twenty-two trading days;

•	there must be an effective registration statement covering the shares of the Company’s common stock into which the principal and interest under the Note are convertible or an exemption from registration for resale must be available pursuant to Rule 144 of the Securities Act; and

•	there must be no event of default existing under the Note that has not been cured or is otherwise waived in writing by Laurus at Laurus’ option.
If the above criteria are not met, the Company must pay that portion or all of the monthly principal payment in cash at a rate of 102% of the respective monthly amortization amounts. The Company shall have the option to postpone payment of any 12 principal payments due. As of August 31, 2006, the Company has postponed 6 months of principal payments. These deferred principal amounts shall be due and payable, at the Company’s option, on any subsequent payment date or on the maturity date of the Note. If Laurus does not convert any portion of the Note into shares of the Company’s common stock, the Company may continue to postpone payments until March 1, 2007, at which time principal payments will be required.
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
Laurus also has the option to convert all or a portion of the Note into shares of the Company’s common stock at any time, at an initial fixed conversion price of $5.50 per share, subject to limitations and adjustment as described below. The Note is currently convertible into 1,363,636 shares of the Company’s common stock, excluding the conversion of any accrued interest. The conversion price is adjustable on a weighted average basis upon certain future issuances of securities by the Company at a price less than the conversion price then in effect. There are a number of limitations on Laurus’ ability to convert the Note and exercise the Laurus Warrant. These limitations include:
•	Laurus may not convert the Note or exercise the Laurus Warrant for a number of shares that would cause all shares then held by Laurus to exceed 4.99% of the Company’s outstanding shares of common stock unless there has been an event of default or Laurus provides the Company with seventy-five days prior notice.

•	Laurus agreed that it would not acquire in aggregate more than 2,108,764 shares of common stock through the conversion of the Note or the Laurus Warrant or through any agreement related thereto unless the Company’s shareholders approved such issuance.
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
The Warrants were recorded at fair value and classified as a liability. Any discount accretion is considered immaterial based on the Black-Scholes model. The Company recorded $856 for debt issue costs, including $308 paid to affiliates of Laurus, $475 to CB Capital, and $73 for legal and professional fees. The debt issue costs are included in other assets in the accompanying consolidated balance sheet as of August 31, 2006.
NOTE 10 — RETIREMENT PLAN
The Company maintains a profit-sharing plan that covers all employees who meet the eligibility requirements set forth in the plan. Company contributions are made at management’s discretion and are allocated based upon each participant’s eligible compensation.
The plan includes a 401(k) savings plan whereby employees can contribute and defer taxes on compensation contributed to the plan. The Company is not required to contribute to the plan but may make a discretionary contribution.
NOTE 11 — INCOME TAXES
The reconciliation for the 2006, 2005 and 2004 income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company’s effective income rate is as follows:

	August 31,	August 31,	August 31,
	2006	2005	2004
Tax at U.S. Federal statutory rate	34.0%	34.0%	34.0%
State and local taxes, net of federal benefit	5.6	5.6	5.8

Other	—	—	1.4
Change in valuation allowance	(78.6)	(39.6)	(73.3)

	(39.0)%	0.0%	(32.1)%

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows:

	Year Ended
	August 31,	August 31,	August 31,
	2006	2005	2004
Current:
Federal	$753	$(41)	$690
State	124	72	172

	877	31	862

Deferred:
Federal	(328)	(567)	(55)
State	(54)	(318)	(3)

	(382)	(885)	(58)

Change in valuation allowance	(920)	936	(1,257)

Net income tax (benefit)	$(423)	$82	$(453)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax asset are as follows:

	August 31,	August 31,
	2006	2005
Current:
Allowances for doubtful accounts and inventory	$596	$850
Accrued liabilities and other	900	524
Noncurrent:
Amortization of covenants	(84)	304
Depreciation	(233)	(91)
Net operating losses and other carryforwards	2,467	2,458

	3,646	4,045

Valuation allowance	(2,111)	(3,031)

Total deferred tax assets	$1,535	$1,014

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, at August 31, 2006, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the evidence, both positive and negative, management has determined that a $2,111 valuation allowance at August 31, 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $920. At August 31, 2006 the Company has federal net operating loss carryforwards of approximately $4,400 which expire between 2020 and 2023. The state tax operating loss carryforwards are approximately $7,100. The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period. The Company’s capital loss carryforward is approximately $900, which expires in the fiscal year ending August 31, 2007. The Company also incurred net operating losses related to European operations that can be carried forward indefinitely.
NOTE 12 — EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION
Restricted Share Units
Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock. As of August 31, 2006, 14,000 restricted share units could potentially be issued under this plan. The Company recognized compensation costs of $10 for the year ended August 31, 2006.
In connection with the purchase of various acquisitions, the Company recognized compensation costs of $90 for the year ended August 31, 2006.
Warrants
At August 31, 2006, the Company had 5,000 warrants issued and outstanding that are each convertible into one share of common stock with an exercise price of $10.00 per share. The remaining contractual term on these warrants is through June 30, 2008.

NOTE 13 — SHAREHOLDERS’ EQUITY
Common Stock
During the fiscal year ended August 31, 2005, the Company declared a 1-for-10 stock split to shareholders of record, effective June 2, 2005. The following are the details of the Company’s common stock as of August 31, 2006 and August 31, 2005:

	Number of Shares
	Authorized	Issued	Outstanding	Amount
August 31, 2006
Common stock, $0.10 par value	150,000,000	10,522,722	10,522,722	$1,053

August 31, 2005
Common stock, $0.10 par value	150,000,000	10,559,843	10,559,843	$1,046

A total of 64,459 shares were issued and a total of 101,580 shares were retired during the year ended August 31, 2006.
At August 31, 2006 the Company had 14,000 shares of common stock that could potentially be issued under the terms of a restricted share unit agreement entered into as part of the Company’s Employee Stock Plan and 1,363,636 shares of common stock related to the Laurus convertible term note. The Company also had 291,090 outstanding warrants issued as part of the Laurus transaction and stock compensation.
Preferred Stock
The following are the details of the Company’s non-voting preferred stock as of August 31, 2006 and August 31, 2005:

	Number of Shares
	Authorized	Issued	Outstanding	Amount
August 31, 2006
Preferred stock, $0.10 par value	1,000,000	66,180	66,180	$6,618

August 31, 2005
Preferred stock, $0.10 par value	1,000,000	—	—	$—

On November 30, 2005, the Company issued 66,180 shares of $0.10 par value non-voting preferred stock to the Company’s majority shareholder as consideration for cancellation of certain debt obligations owed by the Company under a line of credit promissory note dated May 25, 2005. The shares are not convertible to common stock and have various restrictions pertaining to their transferability as they are not registered under the Securities Act of 1933. The shares issued are single class and pay on a monthly basis an annual cash dividend of $7.50 per share. Dividends of $331 were paid for the year ended August 31, 2006. No dividends were paid for the year ended August 31, 2005.

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Significant components of accumulated other comprehensive income (loss) is as follows:

			Reclassification of
		Unrealized Gains	Realized Gains	Accumulated Other
	Foreign Currency	(Losses) on	(Losses) included in	Comprehensive Income
	Adjustments	Securities	Net Income	(Loss)
Balance at August 31, 2004	$132	$(113)	$(13)	$6

Period change	(17)	64	40	87

Balance at August 31, 2005	115	(49)	27	93

Period change	80	(16)	7	71

Balance at August 31, 2006	$195	$(65)	$34	$164

The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax assets or accumulated other comprehensive income (loss).
NOTE 15 — PER SHARE DATA
The following presents the computation of basic income (loss) per share and diluted income (loss) per share:

	Year Ended
	August 31,	August 31,	August 31,
	2006	2005	2004
Net Income (Loss) Available to Common Shareholders	$1,888	$(2,317)	$2,402

Basic Income (Loss) Per Common Share	$0.18	$(0.22)	$0.23

Basic weighted average number of common shares outstanding	10,582,203	10,495,794	10,208,544

Diluted Income (Loss) Per Common Share:	$0.16	$(0.22)	$0.23

Diluted weighted average number of common shares outstanding	11,845,284	10,500,794	10,248,544

At August 31, 2006, diluted shares represent 1,363,636 shares obtainable through the Laurus convertible term note, 272,727 shares obtainable through the Laurus Warrant, 13,363 shares obtainable through the CB Capital Warrant, 14,000 restricted share units granted under the Company’s 2006 equity incentive plan, and 5,000 shares obtainable through warrants issued as stock compensation.

NOTE 16 — OPERATING LEASE COMMITMENTS
Property Lease Commitments

Segment	Location(s)	Description
Corporate and various Wireless Infrastructure & Electronics Integration subsidiaries	Indianapolis, IN (1)	Corporate offices, various subsidiary offices and warehouse facilities

Wireless Infrastructure	Columbus, OH (2); Cleveland, OH, Kansas City, MO, Atlanta, GA, and Richmond, VA metropolitan areas (3); Ft. Wayne, IN (4)	Offices, warehouse facilities

Business Solutions	Richmond, IN (5); Indianapolis, IN (6); Brentwood, TN (7)	Offices

Transportation Infrastructure	Indianapolis, IN, Sedalia, MO, Knoxville, TN (8)	Offices, equipment yard, warehouse, storage

Ultraviolet Technologies	Crawfordsville, IN (9); United Kingdom, Singapore, Shenzhen, China and GuangDong, China (10); Atlanta, GA (11)	Offices, warehouse and manufacturing facilities

Electronics Integration	Avon, IN (12)	Showroom

(1)	The leases on these properties are with a limited liability company owned by the Company’s two majority shareholders. The operating lease agreement provides for monthly base rent of $42 per month for office and warehouse facilities through February 2009, adjusted annually to fair market value. The agreement also includes a one year renewal option. The lease is an “Absolute Triple Net Lease” which provides for the lessee to pay most expenses related to the building including repairs and maintenance, insurance, and property taxes.

(2)	The leases on these properties are with a limited liability company owned by the Company’s two majority shareholders. The operating lease agreement provides for monthly base rent of $4 through April 30, 2011, adjusted annually to fair market value. The agreement also includes a one year renewal option. The lease is an “Absolute Triple Net Lease” which provides for the lessee to pay most expenses related to the building including repairs and maintenance, insurance, and property taxes.

(3)	The Company maintains various operating lease agreements that provide for monthly base rents between $3 and $8 that expire between April 1, 2007 and April 30, 2011 and may be adjusted annually to fair market value or to increases defined in the agreements. The agreements include various multi-year renewal options and the lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes.

(4)	The Company maintains a sublease obligation that provides for monthly base rent of $3 through December 31, 2010 and may be adjusted annually to fair market value or to increases defined in the agreement. The agreement includes a one year renewal option and the lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes.

(5)	The lease on this property is with the former Chief Operating Officer of the Company. The operating lease agreement provides for monthly base rent of $4 through May 30, 2008, with nominal annual increases. The agreement also includes a one year renewal option.

(6)	The Company maintains a sublease obligation that provides for monthly base rent of $5 through December 31, 2008 and may be adjusted annually to fair market value or to increases defined in the agreement. The lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes. There is no renewal option.

(7)	The Company maintains an operating lease agreement that provides for monthly base rent of $10 through January 31, 2009. In addition to an escalating base monthly rent, the agreement requires the Company to pay any increase in operating costs, real estate taxes, or utilities over the base year.

(8)	The leases on these properties are with a limited liability company owned by the Company’s two majority shareholders. The operating lease agreement provides for monthly base rent of $15 through April 30, 2009, adjusted annually to fair market value. The agreement also includes a one year renewal option. The lease is an “Absolute Triple Net Lease” which provides for the lessee to pay most expenses related to the buildings including repairs and maintenance, insurance, and property taxes.

(9)	The leases on these properties are with a limited liability company owned by the Company’s two majority shareholders. The operating lease agreement provides for monthly base rent of $7 through August 31, 2009, adjusted annually to fair market value. The Agreement also includes one renewal option.

(10)	The Company maintains various operating leases in the United Kingdom, Singapore and China providing for monthly base rent of approximately $18 with various expirations through 2015, which may be adjusted annually to fair market value or to increases defined in the agreement. The agreement includes a one year renewal option and the lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes.

(11)	The Company maintains an operating lease agreement that provides for monthly base rent of $3 through May 31, 2007 and may be adjusted annually to fair market value or to increases defined in the agreement. The lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes. The lease includes three one year renewal options.

(12)	The Company maintains a sublease obligation provides for monthly base rent of $1 through September 30, 2006.
Rent expense under these agreements amounted to $1,307, $976 and $487 for the years ended August 31, 2006, 2005, and 2004, respectively.
Equipment
The Company leases a fleet of trucks and trailers, support vehicles and specialty construction equipment. As of August 31, 2006, the Company had approximately 300 units of rolling-stock fleet. Lease expense under these agreements amounted to approximately $1,735, $734 and $236 for the years ended August 31, 2006, 2005, and 2004, respectively and leases expire in various years through 2009. Most operating leases provide for a one year term per vehicle with an option to purchase or continue leasing on a month-to-month basis.
Future minimum commitments under these agreements at August 31, 2006 are approximately as follows:

	Facilities	Vehicles and Equipment
2007	$1,328	$554
2008	1,203	47
2009	759	18
2010	225	—
2011	170	—
2012 and thereafter	203	—

	$3,888	$619

NOTE 17 — RELATED PARTY TRANSACTIONS
The following is a summary of related party amounts included in the consolidated balance sheets at August 31, 2006 and 2005, respectively:

	August 31,	August 31,
	2006	2005
Assets:
Note receivable from subsidiary employee	$300	$300

Liabilities:
Long-term line of credit	—	(6,618)
Installment notes payable	(63)	(94)

Net assets (liabilities)	$237	$(6,412)

The note receivable represents a loan with a subsidiary employee in connection with the acquisition of the subsidiary. The loan is secured by restricted stock and expires March 31, 2008.
The Company had $6,618 borrowed at August 31, 2005 under a long-term unsecured line of credit with the Company’s majority shareholder. Effective November 30, 2005, the Company issued 66,180 shares of $0.10 par value preferred stock to the Company’s majority shareholder as consideration for cancellation of this debt obligation.
The installment notes payable represents loans for equipment and vehicle purchases by a shareholder. The loans are secured by the assets and expire no later than August 31, 2007. Interest expense is immaterial.
The following is a summary of related party amounts included in the consolidated income statements at August 31, 2006, 2005 and 2004, respectively:

	August 31,	August 31,	August 31,
	2006	2005	2004
Revenues:
Electronics Integration (1)	$83	$—	$—

Total	83	—	—

Expenses:
Wireless Infrastructure (2) (3) (4)	292	231	64
Business Solutions (5)	47	24	22
Transportation Infrastructure (6)	180	180	60
Ultraviolet Technologies (7)	84	78	—
Electronics Integration (2) (8)	281	235	117
Holding Company (9) (10)	192	392	187

Total	1,076	1,140	450

(1)	The Company’s AVR subsidiary performed $83 worth of services for businesses owned by the Company’s two majority shareholders.

(2)	The Company maintains an operating lease agreement for rental of a building with a related party. A majority of the Company’s subsidiaries maintain offices and or warehouse space in the facility. The lease agreement includes a five year term with one option to extend the lease term for a one year period. The agreement provides for a monthly base rent of $42 per month. The base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs. Rent and related expenses of $554, $461 and $120 were recognized for the years ended August 31, 2006, 2005 and 2004, respectively.

(3)	The Company maintains a debt obligation to its majority shareholder for the purchase of vehicles and equipment. The loans are secured by the assets and pay interest at 6%. Interest expense of $3, $5 and $5 was recognized for the years ended August 31, 2006, 2005 and 2004, respectively.

(4)	The Company’s Fortune Wireless subsidiary maintains an operating lease agreement for rental of a building with a related party. The operating lease agreement provides for monthly base rent of $4 through April 30, 2011, adjusted annually to fair market value. The agreement also includes a one year renewal option. Rent and related expenses of $16 were recognized for the year ended August 31, 2006.

(5)	The Company’s PSM subsidiary holds two leases for an office building in Richmond, IN from a related party. The leases are for a period of five years and expire in May 2008 and August 2010. The agreements provide for base rent of $4 per month with nominal annual increases. Rent and related expense of $47, $24 and $22 were recognized for the years ended August 31, 2006, 2005 and 2004, respectively.

(6)	The Company’s JH Drew subsidiary maintains an operating lease agreement for rental of three buildings located in Indiana, Tennessee and Missouri with a related party. The lease agreement includes a five year term with one option to extend the lease term for a one year period and provides for base rent of $15,000 per month. The base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs. Rent and related expenses of $180, $180 and $60 were recognized for the years ended August 31, 2006, 2005 and 2004, respectively.

(7)	The Company’s Nor-Cote subsidiary maintains an operating lease agreement for rental of a building from a related party. The agreement provides for monthly base rent of $7 and expires in August 2009. The base rent shall be adjusted annually to fair market value. The Agreement also includes one renewal option, which allows the Company to extend the lease term for an additional year. Rent and related expenses of $84 and $78 were recognized for the years ended August 31, 2006 and 2005, respectively.

(8)	The Company leased an office and warehouse facility in which a former Director of the Company is a member. The lease was terminated in May 2004. Rent expense of $56 was recognized for the year ended August 31, 2004.

(9)	Consulting services of $73 were paid to a related party company owned by the Company’s Chief Executive Officer. These consulting services will be recognized as compensation expense for disclosure purposes for the Chief Executive Officer.

(10)	The Company had borrowings under a long-term unsecured line of credit with the Company’s majority shareholder. Interest expense booked on the line of credit was $119, $392 and $187 for the years ended August 31, 2006, 2005 and 2004, respectively.
Other Related Party Transactions
The Company has entered into various acquisition agreements over the past three years which contain option agreements between the sellers and the Company’s majority shareholder, Mr. Carter Fortune, related to the Company’s stock. The option agreements provide for put/ call options on the Company’s common stock held by the sellers. The put/ call options range in price from $1 to $10 per common share. Total estimated cash outlays for these options range from $10 million to $13 million dollars and are expected to be exercised over the next fiscal year. As more fully described in Note 23, Harlan Schafir exercised his put sale rights by executing the sale of his shares of Company stock to Mr. Fortune on November 22, 2006.
Guaranties
A significant portion of the Company’s debt and surety bonds are personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer. Future changes to these guaranties may affect financing capacity of the Company.
NOTE 18 — SIGNIFICANT ESTIMATES
Significant estimates have been made by management with respect to the realizability of the Company’s deferred tax assets. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term. The net change in the valuation allowance for deferred income tax assets was $521 and $0 at August 31, 2006 and 2005, respectively. The valuation allowance relates primarily to net operating loss carryforwards, tax credit carryforwards, and net deductible temporary differences. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company’s earnings history and the Company’s near-term earnings expectations. Although realization is not assured, management believes it is more likely than not that all of the net deferred income tax assets will be realized.
Company subsidiaries in the Business Solutions Segment establish reserves for workers compensation and health insurance claims by estimating unpaid losses and loss expenses with respect to claims occurring on or before the balance sheet date. Such estimates include provisions for reported claims and provisions for incurred-but-not-

reported claims. The estimates of unpaid losses are established and continually reviewed by the Company using a variety of statistical and analytical techniques. Reserve estimates reflect past claims experience, currently known factors and trends and estimates of future claim trends.
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
Certain portions of the Company’s business (including, but not limited to the Wireless Infrastructure and Transportation Infrastructure Segments) recognize revenues using the percentage-of-completion method of accounting. This accounting method results in the Company recognizing contract revenues and earnings ratably over the contract term in proportion to its incurrence of contract cost. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability which requires considerable judgment. If in any period the Company significantly increases its estimate of the total costs to complete a given project, the Company may recognize very little or no additional revenues with respect to that project. If the total contract cost estimates indicate that there is a loss, such loss is recognized in the period such determination is made. To the extent that the Company’s cost estimates fluctuate over time or differ from actual costs, its operating results may be materially affected. As a result, the Company’s gross profit in future periods may be significantly reduced or eliminated.
NOTE 19 — CONCENTRATION OF CREDIT RISK
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, including marketable securities, and accounts receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such amounts may be in excess of the FDIC insured limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.
NOTE 20 — COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in various legal proceedings. The Company believes it has adequate legal defenses with respect to each of the suits and intends to vigorously defend against these actions. However, it is reasonably possible that these cases could result in outcomes unfavorable to the Company. While the Company currently believes that the amounts of the ultimate potential loss would not be material to the Company’s financial position, the outcome of litigation is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material effect on the financial position or reported results of operations in a particular quarter.

Restricted Cash
Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to the Company’s vendors under health insurance and workers compensation contracts and to guarantee performance under the Company’s contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. The Company does not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future. As of August 31, 2006, the Company had approximately $3.5 million in restricted cash primarily to secure obligations under its PEO contracts in the Business Solutions segment.
Payment and Performance Bonds
Within the Company’s Wireless Infrastructure and Transportation Infrastructure segments, certain customers, particularly in connection with new construction, require the Company to post payment or performance bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. Under the Company’s continuing indemnity and security agreement with the surety, the Company has posted letters of credit in the amount of $7.5 million in favor of the surety and, with the consent of the Company’s lenders under its credit facility; the Company has granted security interests in certain of its assets to collateralize its obligations to the surety. The Company expects this letter of credit in favor of the surety to be reduced in the future. To date, the Company has not been required to make any reimbursements to the surety for bond-related costs. The Company believes that it is unlikely that it will have to fund claims under its surety arrangements in the foreseeable future. As of August 31, 2006, an aggregate of approximately $52.0 million in original face amount of bonds issued by the surety were outstanding.
NOTE 21 — QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents the unaudited consolidated operating results by quarter for the fiscal years ended August 31, 2006 and 2005:

	For the Three Months Ended
	November 30,	February 28,	May 31,	August 31,
2006:
Revenues	$36,443	$33,356	$39,468	$47,846
Gross Profit	7,238	7,534	7,570	8,562
Net income available to common shareholders	847	362	143	536
Basic earnings (loss) per share	0.08	0.03	0.01	0.06
Diluted earnings (loss) per share	0.08	0.03	0.01	0.04

2005:
Revenues	$25,048	$20,149	$31,904	$35,995
Gross Profit	4,890	3,709	6,631	5,795
Net income (loss) available to common shareholders	703	(1,324)	1,078	(2,774)
Basic earnings (loss) per share	0.07	(0.13)	0.10	(0.26)
Diluted earnings (loss) per share	0.07	(0.13)	0.10	(0.26)

NOTE 22 — SEGMENT INFORMATION
The Company’s reportable business segments are organized in a manner that reflects how management reviews and evaluates those business activities. Certain businesses have been grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics.
As a result of the Company’s expanded services offered within certain segments, the Company reevaluated the composition of its reporting segments and has changed its reporting from three reportable segments to five reportable segments. The segments are organized as follows:

Segment & Entity	Business Activity
Wireless Infrastructure
Fortune Wireless, Inc.; PDH, Inc.; Innovative Telecommunications Consultants, Inc.; Magtech Services, Inc.; Cornerstone Wireless Construction Services, Inc.; James Westbrook & Associates, LLC	Installer and service provider of cell phone tower sites

Business Solutions
Professional Staff Management, Inc. and subsidiaries; CSM, Inc. and subsidiaries and related entities	Provider of outsourced human resource services

Transportation Infrastructure
James H. Drew Corp. and subsidiaries	Installer of highway construction safety products

Ultraviolet Technologies
Nor-Cote International, Inc. and subsidiaries	Manufacturer of UV curable screen printing ink products

Electronics Integration
Kingston Sales Corporation and subsidiaries; Commercial Solutions, Inc.; Audio-Video Revolution, Inc. and subsidiaries	Distributor and installer of home and commercial electronics
The following tables report data by segment and exclude revenues from transactions with other operating segments:

	Wireless	Business	Transportation	Ultraviolet	Electronics	Holding	Segment
	Infrastructure	Solutions (1)	Infrastructure	Technologies	Integration	Company	Totals
Year Ended August 31, 2006
Net revenues	$27,859	$44,543	$57,931	$12,437	$14,343	$—	$157,113
Cost of revenues	21,898	34,084	51,137	7,177	11,913	—	126,209

Gross profit	5,961	10,459	6,794	5,260	2,430	—	30,904
Operating expenses
Selling, general and administrative	5,680	6,437	3,340	4,175	2,397	2,956	24,985
Depreciation and amortization	405	599	484	418	124	239	2,269

Total operating expenses	6,085	7,036	3,824	4,593	2,521	3,195	27,254

Segment operating income (loss)	$(124)	$3,423	$2,970	$667	$(91)	$(3,195)	$3,650

(1)	Gross billings of $293,367 less worksite employee payroll costs of $248,824.

	Wireless	Business	Transportation	Ultraviolet	Electronics	Holding	Segment
	Infrastructure	Solutions (1)	Infrastructure	Technologies	Integration	Company	Totals
Year Ended August 31, 2005 (restated)
Net revenues (external customers)	$14,911	$28,458	$46,549	$10,771	$12,407	$—	$113,096
Cost of revenues	11,597	21,646	42,268	5,934	10,626	—	92,071

Gross profit	3,314	6,812	4,281	4,837	1,781	—	21,025
Operating expenses
Selling, general and administrative	3,496	4,107	2,814	4,663	2,243	2,362	19,685
Depreciation and amortization	202	336	459	393	216	103	1,709
Impairment loss of intangible assets	219	—	—	—	417	—	636

Total operating expenses	3,917	4,443	3,273	5,056	2,876	2,465	22,030

Segment operating income (loss)	$(603)	$2,369	$1,008	$(219)	$(1,095)	$(2,465)	$(1,005)

(1)	Gross billings of $193,136 less worksite employee payroll costs of $164,678.

	Wireless	Business	Transportation	Ultraviolet	Electronics	Holding	Segment
	Infrastructure	Solutions (1)	Infrastructure	Technologies	Integration	Company	Totals
Year Ended August 31, 2004 (restated)
Net revenues (external customers)	$6,352	$17,958	$17,539	$10,526	$14,507	$—	$66,882
Cost of revenues	5,044	13,854	14,803	5,602	11,955	—	51,258

Gross profit	1,308	4,104	2,736	4,924	2,552	—	15,624
Operating expenses
Selling, general and administrative	1,279	1,937	945	4,035	2,484	1,232	11,912
Depreciation and amortization	124	157	201	420	230	32	1,164

Total operating expenses	1,403	2,094	1,146	4,455	2,714	1,264	13,076

Segment operating income (loss)	$(95)	$2,010	$1,590	$469	$(162)	$(1,264)	$2,548

(1)	Gross billings of $123,798 less worksite employee payroll costs of $105,840.

	Wireless	Business	Transportation	Ultraviolet	Electronics	Holding	Segment
	Infrastructure	Solutions	Infrastructure	Technologies	Integration	Company	Totals
As of August 31, 2006
Current Assets
Cash and equivalents	$(791)	$4,308	$78	$594	$(187)	$(370)	$3,632
Restricted savings account	—	3,462	—	—	—	—	3,462
Available for sale investments	—	1,246	—	—	—	35	1,281
Accounts receivable, net	9,632	1,858	10,701	1,884	2,260	(604)	25,731
Costs and estimated earnings in excess of billings on uncompleted contracts	2,269	—	2,231	—	—	—	4,500
Inventory, net	218	30	3,154	1,721	1,638	—	6,761
Deferred tax asset	—	876	659	—	—	—	1,535
Prepaid expenses and other current assets	255	623	424	286	22	312	1,922

Total Current Assets	11,583	12,403	17,247	4,485	3,733	(627)	48,824

Other Assets
Property, plant & equipment, net	1,311	448	1,686	1,997	299	582	6,323
Goodwill	1,497	4,153	152	4,695	1,487	—	11,984
Other intangible assets, net	359	3,289	—	651	—	—	4,299
Accounts receivable — long term	—	—	1,276	—	—	—	1,276
Other long term assets	—	28	—	14	87	1,450	1,579

Total Other Assets	3,167	7,918	3,114	7,357	1,873	2,032	25,461

Total Assets	$14,750	$20,321	$20,361	$11,842	$5,606	$1,405	$74,285

	Wireless	Business	Transportation	Ultraviolet	Electronics	Holding	Segment
	Infrastructure	Solutions	Infrastructure	Technologies	Integration	Company	Totals
As of August 31, 2005 (restated)
Current Assets
Cash and equivalents	$55	$3,103	$359	$399	$—	$(129)	$3,787
Restricted savings account	—	1,484	—	—	—	—	1,484
Available for sale investments	—	2,199	—	—	—	—	2,199
Accounts receivable, net	6,915	1,304	9,821	1,652	1,663	3	21,358
Costs and estimated earnings in excess of billings on uncompleted contracts	414	—	2,267	—	—	—	2,681
Inventory, net	121	15	4,059	1,805	2,315	—	8,315
Deferred tax asset	—	563	451	—	—	—	1,014
Prepaid expenses and other current assets	542	421	398	193	5	231	1,790

Total Current Assets	8,047	9,089	17,355	4,049	3,983	105	42,628

Other Assets
Property, plant & equipment, net	1,011	306	1,066	2,076	136	469	5,064
Goodwill	1,271	4,287	152	4,694	1,276	—	11,680
Other intangible assets, net	192	3,773	—	740	—	—	4,705
Accounts receivable — long term	—	—	600	—	—	—	600
Other long term assets	—	18	—	14	41	336	409

Total Other Assets	2,474	8,384	1,818	7,524	1,453	805	22,458

Total Assets	$10,521	$17,473	$19,173	$11,573	$5,436	$910	$65,086

NOTE 23 — SUBSEQUENT EVENTS
Departure of Directors or Principal Officers
On September 21, 2006, Mr. Harlan Schafir, Chief Operating Officer and Director of the Company, was given notice that his employment agreement with the Company would not be renewed and that his employment with the Company would cease as of the expiration of his Employment Agreement on September 30, 2006. Mr. Schafir was also notified that his term as a Director would also cease as of September 21, 2006. This notice coincided with the terms of Mr. Schafir’s Employment Agreement.
PSM Agreement
As part of the merger agreements with PSM, the 1,310,000 shares of the Company’s common stock held by Mr. Schafir is subject to various option agreements that give Mr. Schafir the option to put any or all of the Company’s Stock received by him to a group of individuals including the Company’s majority shareholder or to the Company, according to the terms of these Agreements. The put price is dependent on PSM’s cumulative operating performance from October 1, 2003 through September 30, 2006. The total value of the puts was approximately $8,100 as Mr. Shafir’s shares achieved their maximum put value. On November 22, 2006 Mr. Schafir exercised his put sale rights and sold all of his Company shares to Mr. Fortune. 1,250,000 of the shares were priced at $6.00 per share and 60,000 of the shares were priced at $10.00 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, recognizes that, because the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and also is subject to other inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives.
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on August 31, 2006 in providing reasonable assurance that information required to be disclosed in the reports the Company file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
More specifically, the Company’s management has concluded that (i) additional accounting personnel were needed both at the parent company level and at certain subsidiaries at August 31, 2006 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures. The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel. Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced. Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.
Item 9B. Other Information
None

PART III
Item 10. Directors and Executive Officers of the Registrant
The information required by this item is incorporated by reference to the information included in the Registrant’s Proxy Statement, which the Company will file with the SEC within 120 days after the end of fiscal 2006.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information included in the Registrant’s Proxy Statement, which the Company will file with the SEC within 120 days after the end of fiscal 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the information included in the Registrant’s Proxy Statement, which the Company will file with the SEC within 120 days after the end of fiscal 2006.
Item 13. Certain Relationships and Related Transactions
The information required by this item is incorporated by reference to the information included in the Registrant’s Proxy Statement, which the Company will file with the SEC within 120 days after the end of fiscal 2006.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the information included in the Registrant’s Proxy Statement, which the Company will file with the SEC within 120 days after the end of fiscal 2006.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following financial statements, schedules and exhibits are filed as part of this Report:
(1)	Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 42 of this Report.

(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3)	List of Exhibits.

Exhibit
No.	Description
3.1	Articles of Amendment to the Company’s Restated Articles of Incorporation (1)

10.1	Fortune Industries, Inc. 2006 Equity Incentive Plan (2)

21.1	List of subsidiaries (3)

23.1	Consent of Independent Registered Public Accounting Firm (3)

31.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by John F. Fisbeck. (3)

31.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Amy E. Gallo. (3)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John F. Fisbeck. (3)

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Amy E. Gallo. (3)
Notes to Exhibits:
1.	This exhibit is incorporated by reference from the Company’s Current Report on Form 8-K, dated April 17, 2006.

2.	This exhibit is incorporated by reference from the Company’s Registration Statement on Form S-8, dated April 18, 2006.

3.	Attached hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE INDUSTRIES, INC.
Date: November 28, 2006	By:	/s/ John F. Fisbeck
John F. Fisbeck,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 28, 2006	/s/ John F. Fisbeck
John F. Fisbeck, Chief Executive Officer and Director

Date: November 28, 2006	/s/ Amy E. Gallo
Amy E. Gallo, Chief Financial Officer

Date: November 28, 2006	/s/ Carter M. Fortune
Carter M. Fortune, Chairman of the Board

Date: November 28, 2006	/s/ P. Andy Rayl
P. Andy Rayl, Director

Date: November 28, 2006	/s/ David A. Berry
David A. Berry, Director

Date: November 28, 2006	/s/ Nolan R. Lackey
Nolan R. Lackey, Director

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS
(DOLLARS IN THOUSANDS)

	Balance at			Balance at
	Beginning		Write-offs /	End of
Allowance for Doubtful Accounts	of Year	Provision	Recoveries	Year
Year ended August 31, 2004	$338	$791	$17	$1,112
Year ended August 31, 2005	1,112	680	280	1,512
Year ended August 31, 2006	1,512	36	134	1,414

	Balance at		Balance at
Valuation Allowance on	Beginning	Provisions	End of
Deferred Tax Asset	of Year	(Reduction)	Year
Year ended August 31, 2004	$3,367	$(1,272)	$2,095
Year ended August 31, 2005	2,095	936	3,031
Year ended August 31, 2006	3,031	(920)	2,111
See accompanying Reports of Independent Registered Public Accounting Firm.

S-1