Form 10-Q
period 2006-11-30
FORTUNE INDUSTRIES, INC.
filed 2007-01-16
CIK 851249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006

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
Yes ☐ No ☑
As of January 12, 2007, 10,524,722 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.
FORM 10-Q
For The Quarterly Period Ended November 30, 2006

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements.
FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	November 30,	August 31,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$7,104	$3,632
Restricted cash	3,462	3,462
Marketable equity securities (Note 3)	2,943	1,281
Accounts receivable, net (Note 4)	26,185	25,731
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 5)	4,260	4,500
Inventory, net	6,579	6,761
Deferred tax asset (Note 8)	1,535	1,535
Prepaid expenses and other current assets	1,527	1,922

Total Current Assets	53,595	48,824

OTHER ASSETS
Property, plant & equipment, net (Note 6)	12,934	6,323
Long-term accounts receivable (Note 4)	1,223	1,276
Goodwill	11,984	11,984
Other intangible assets, net	4,135	4,299
Other long-term assets	1,508	1,579

Total Other Assets	31,784	25,461

TOTAL ASSETS	$85,379	$74,285

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	November 30,	August 31,
	2006	2006
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (Note 7)	$2,124	$2,124
Current maturities of convertible term note (Note 7)	1,818	1,364
Variable interest entity line of credit (Note 7)	2,200	—
Variable interest entity current maturities of long-term debt (Note 7)	503	—
Accounts payable	6,080	9,324
Health and workers’ compensation reserves	3,701	3,363
Accrued expenses	5,534	5,449
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 5)	2,683	1,968
Other current liabilities	2,091	1,849

Total Current Liabilities	26,734	25,441

LONG-TERM LIABILITIES
Line of credit (Note 7)	7,725	3,330
Long-term debt, less current maturities (Note 7)	17,847	18,213
Convertible term note (Note 7)	5,455	6,136
Variable interest entity long-term debt, less current maturities (Note 7)	4,937	—
Other long-term liabilities	215	215

Total Long-Term Liabilities	36,179	27,894

Total Liabilities	62,913	53,335

MINORITY INTEREST IN VARIABLE INTEREST ENTITY	738	—

SHAREHOLDERS’ EQUITY
Common stock, $0.10 par value; 150,000,000 authorized; 10,524,722 and 10,522,722 issued and outstanding at November 30, 2006 and August 31, 2006, respectively	1,053	1,053
Preferred stock, $0.10 par value; 1,000,000 authorized; 66,180 issued and outstanding at November 30, 2006 and August 31, 2006	6,618	6,618
Additional paid-in capital and warrants outstanding	17,633	17,633
Accumulated deficit	(3,792)	(4,518)
Accumulated other comprehensive income	216	164

Total Shareholders’ Equity	21,728	20,950

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$85,379	$74,285

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Month Period Ended
	November 30,	November 30,
	2006	2005
REVENUES
Service revenues	$15,002	$14,067
Product revenues	25,682	22,376

TOTAL REVENUES	40,684	36,443

COST OF REVENUES
Service cost of revenues	11,235	10,239
Product cost of revenues	20,675	18,966

TOTAL COST OF REVENUES	31,910	29,205

GROSS PROFIT	8,774	7,238

OPERATING EXPENSES
Selling, general and administrative expenses	6,431	5,457
Depreciation and amortization	718	481

Total Operating Expenses	7,149	5,938

OPERATING INCOME	1,625	1,300

OTHER INCOME (EXPENSE)
Interest income	91	56
Interest expense	(847)	(544)
Gain on investments in marketable securities, net (Note 3)	17	—
Exchange rate loss	(1)	(5)
Other income	22	61

Total Other Income (Expense)	(718)	(432)

INCOME BEFORE MINORITY INTEREST IN VARIABLE INTEREST ENTITY	907	868

Minority Interest in Variable Interest Entity (Note 11)	40	—

INCOME BEFORE PROVISION FOR INCOME TAXES	867	868

Provision for income taxes (Note 8)	17	21

NET INCOME	850	847

Preferred stock dividends	124	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$726	$847

BASIC INCOME PER COMMON SHARE	$0.07	$0.08

Basic weighted average shares outstanding	10,524,722	10,559,843

DILUTED INCOME PER COMMON SHARE	$0.06	$0.08

Diluted weighted average shares outstanding	12,242,284	10,726,256

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

			Additional		Accumulated
			Paid-in Capital		Other	Total
	Common	Preferred	and Warrants	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Stock	Stock	Outstanding	Deficit	Income	Equity	Income
BALANCE AT AUGUST 31, 2006	$1,053	$6,618	$17,633	$(4,518)	$164	$20,950

Net income	—	—	—	850	—	850	850
Preferred Stock Dividends	—	—	—	(124)	—	(124)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	11	11	11
Unrealized gains on investments, net of tax	—	—	—	—	24	24	24
Reclassification adjustments for realized gains & losses included in net income, net of tax	—	—	—	—	17	17	17

Total comprehensive income	—	—	—	—	—	—	$902

BALANCE AT NOVEMBER 30, 2006	$1,053	$6,618	$17,633	$(3,792)	$216	$21,728

     See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Month Period Ended
	November 30,	November 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$850	$847
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	718	481
Gain on sale of investments	(17)	—
Changes in certain operating assets and liabilities:
Restricted cash	—	(5)
Accounts receivable, net	(454)	(1,757)
Costs and estimated earnings in excess of billings on uncompleted contracts	240	(1,162)
Inventory, net	182	697
Prepaid assets and other current assets	400	753
Other long-term assets	67	(146)
Accounts payable	(3,244)	395
Health and workers’ compensation reserves	338	(62)
Accrued expenses and other current liabilities	284	(1,230)
Billings in excess of costs and estimated earnings on uncompleted contracts	715	239

Net Cash Provided by (Used in) Operating Activities	79	(950)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(330)	(644)
Purchases of marketable securities	11	(11)
Acquisition of productive assets and businesses	—	(262)

Net Cash Used in Investing Activities	(319)	(917)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under line of credit	4,395	(3,953)
Borrowings on available for sale investment account	—	800
Payments on long-term debt	(366)	(763)
Debt issuance costs	—	(692)
Borrowings (payments) from convertible debentures	(227)	7,500
Dividends on preferred stock	(124)	—

Net Cash Provided by Financing Activities	3,678	2,892

Consolidation of variable interest entity	23	—

Effect of exchange rate changes on cash	11	(41)

NET INCREASE IN CASH AND EQUIVALENTS	3,472	984

CASH AND EQUIVALENTS
Beginning of Period	3,632	3,787

End of Period	$7,104	$4,771

     See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Month Period Ended
	November 30,	November 30,
	2006	2005
SUPPLEMENTAL DISCLOSURES
Interest paid	$561	$798

Income taxes paid	$9	$21

Unrealized net gain on marketable equity securities	$24	$—

Consolidation of Variable Interest Entity
Cash	$23
Available for sale investments	1,615
Prepaid expenses and other current assets	5
Property, Plant and Equipment	6,773
Other long-term assets	5

Total Assets	$8,421

Line of credit	$2,200
Current maturities of long-term debt	503
Accrued expenses	43
Long-term debt	4,937
Minority interest	738

Total Liabilities and Minority Interest	$8,421

Non-cash investing and financing activities:
Issuance of preferred stock for debt extinguishment		$6,618
Issuance of warrants in connection with loan refinancing		266

		$6,884

Acquisition of Audio Video Revolution, Inc.
Fair value of assets acquired		$262
Cash paid		262

Liabilities recorded		$—

     See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)
(UNAUDITED)
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2006 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”). The accompanying unaudited consolidated financial statements have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The operating results for the three month period ended November 30, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year.
Nature of Business: Fortune Industries, Inc. is an Indiana corporation, originally incorporated in Delaware in 1988. The Company provides a variety of services and products for selected market segments, which are classified under five operating segments, Wireless Infrastructure, Business Solutions, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integration. As a holding company of various products and services, the Company has historically invested in businesses that are undervalued, underperforming, or in operations that are poised for significant growth. Management’s strategic focus is to support the revenue and earnings growth of its operations by creating synergies that can be leveraged to enhance the performance of the Company’s entities and by investing capital to fund expansion. Additionally, management continually seeks and evaluates strategic acquisitions that expand core offerings and drive incremental revenue and earnings growth.
Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Fortune Industries, Inc. and its wholly-owned subsidiaries, and a variable interest entity (“VIE”), where the Company is deemed to be the primary beneficiary. Nor-Cote International, Inc. (“Nor-Cote”), a wholly-owned subsidiary, contains foreign subsidiaries from the United Kingdom, China and Singapore, which have been eliminated in consolidation at the Nor-Cote subsidiary level. All significant inter-company accounts and transactions of the Company have been eliminated.
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
Estimates: Management uses estimates and assumptions in preparing consolidated financial statements in accordance with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenue and expenses. Actual results could vary from the estimates that were used.
Significant estimates used in preparing these consolidated financial statements include those assumed in computing profit percentages under the percentage-of-completion revenue recognition method. It is reasonably possible that the significant estimates used will change within the next year.
Revenue and Cost Recognition: In the Wireless Infrastructure segment, the Company enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within twelve months. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached. The Company’s construction services recognize revenue using the percentage of completion method on contracts in process. Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated cost of the contract. The estimated total cost of a contract is based upon management’s best estimate of the remaining costs that will be required to complete a project. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs and estimated earnings in excess of billings on uncompleted contracts are shown as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are shown as a current liability. Anticipated losses on contracts, if any, are recognized when they become evident.
Subsidiaries operating in the Wireless Infrastructure segment include Fortune Wireless, Inc. (“Fortune Wireless”), Magtech Services, Inc. (“Magtech”), Cornerstone Wireless Construction Services, Inc. (“Cornerstone Construction”) and James Westbrook & Associates, LLC (“JWA”).
In the Business Solutions segment, the Company bills clients under Professional Services Agreements as licensed Professional Employer Organizations (“PEOs”), which includes each worksite employee’s gross wages, plus additional charges for employment related taxes, benefits, workers’ compensation insurance, administrative and record keeping, as well as safety, human resources, and regulatory compliance consultation. Most wages, taxes and insurance coverage are provided under the Company’s federal, state, and local or vendor identification numbers. No identification or recognition is given to the client when these monies are remitted or calculations are reported. Most calculations or amounts the Company owes the government and its employment insurance vendors are based on the experience levels and activity of the Company with no consideration to client detail. The Company bills the client their worksite employees’ gross wages plus an overall service fee that includes components of employment related taxes, employment benefits insurance, and administration of those items. The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to health, workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. Charges by the Company are invoiced along with each periodic payroll delivered to the client.
The Company’s Business Solutions segment reports revenue in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports revenue on a gross basis, the total amount billed to clients for service fees which includes health and welfare benefit plan fees, workers’ compensation insurance, unemployment insurance fees, and employment-related taxes. The Company reports revenue on a gross basis for such fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. The Company reports revenue on a net basis for the amount billed to clients for worksite employee salaries and wages. This accounting policy of reporting revenue net as an agent versus gross as a principal has no effect on gross profit, operating income, or net income.
The Company’s Business Solutions segment accounts for their revenue using the accrual method of accounting. Under the accrual method of accounting, revenue is recognized in the period in which the worksite employee performs work. The Company accrues revenue for service fees, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. The Company accrues unbilled receivables for payroll taxes, service fees, health and welfare benefits plan fees, workers’ compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related service fees are billed.
Consistent with their revenue recognition policy, within the Company’s Business Solutions segment, direct costs do not include the payroll cost of its worksite employees. The Company’s direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.
Business Solutions services are performed by Professional Staff Management, Inc. and its affiliated entities (“PSM”) and CSM, Inc. and its affiliated entities (“CSM”).
In the Transportation Infrastructure segment, the Company recognizes revenue using the percentage of completion method on contracts in process. Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated cost of the contract. The estimated total cost of a contract is based upon management’s best estimate of the remaining costs that will be required to complete a project. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs and estimated earnings in excess of billings on uncompleted contracts are shown as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are shown as a current liability. Anticipated losses on contracts, if any, are recognized when they become evident.
Transportation infrastructure products and services are performed by the James H. Drew Corp. and subsidiaries (“JH Drew”).
In the Ultraviolet Technologies segment, revenue from the sale of products is recognized according to the terms of the sales arrangement, which is generally upon shipment. Revenue is recognized, net of estimated costs of returns, allowances and sales incentives, title and principal ownership transfers to the customer, which is generally when products are shipped to customers. Products are generally sold on open account under credit terms customary to the geographic region of distribution. Ongoing credit evaluations are performed on customers and the Company does not generally require collateral to secure accounts receivable.
Ultraviolet Technologies products are manufactured by Nor-Cote International, Inc. and subsidiaries.
In the Electronics Integration segment, revenue from the sale of products within the Company’s commercial electronic sales unit is recognized according to the terms of the sales arrangement, which is generally upon shipment. Revenue is recognized when title and principal ownership transfers to the customer, which is generally when products are shipped to customers. Products are generally sold on open account under credit terms customary to the geographic region of distribution. Ongoing credit evaluations are performed on customers and the Company does not generally require collateral to secure accounts receivable. The Company’s electronic installation unit enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within one month. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached.
Subsidiaries operating in the Electronics Integration segment include Kingston Sales Corporation (“Kingston”), Commercial Solutions, Inc. (“Commercial Solutions”) and Audio-Video Revolution, Inc. (“AVR”).
Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.
Cash and Equivalents: Cash and equivalents may include money market fund shares, bank time deposits, certificates of deposits, and other instruments with original maturities of three months or less.
Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued as collateral under its health and accident benefit program, its workers compensation program, and certain general insurance coverage related to the Company’s Business Solutions segment. At November 30, 2006, the Company had $3,462 in total restricted cash. Of this, $1,725 is restricted for employer contributions to various health and accident benefit programs established under third party actuarial analysis, $1,490 is restricted for the Company’s workers compensation program in accordance with terms of its insurance carrier agreement, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.
Marketable Equity Securities: Marketable equity securities include common stocks classified as available for sale investments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are carried at fair value based on current market quotations. Unrealized holding gains and losses, net of tax, are not included in “net income,” but are accounted for as “other comprehensive income” and reflected as a separate component of the change in shareholders’ equity. The cost of securities used to compute realized gains and losses is based on specifically identified securities. The fair value of investment securities is determined by currently available market prices. Dividends on marketable equity securities are recognized in income when declared.
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
Inventories: Inventories are recorded at the lower of cost or market value. Costs are determined primarily under the first-in, first-out method (“FIFO”) method of accounting.
Shipping and Handling: Costs incurred for shipping and handling are included in the Company’s consolidated financial statements as a component of costs of revenue.
Property, Plant, Equipment, and Depreciation: Property, plant and equipment is recorded at cost and include expenditures for new additions and those which substantially increase the useful lives of existing assets. Depreciation is computed principally on the straight-line method over the estimated useful life. Depreciable lives range from 3 to 40 years.
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
Fair Value of Financial Instruments: The fair value of financial instruments is estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments, and other factors. Changes in assumptions or market conditions could significantly affect these estimates. The amounts reported in the consolidated balance sheets for cash and equivalents, marketable equity securities, receivables, and payables approximate fair value.
Stock-based Compensation: The Company accounts for stock-based compensation under the provisions of SFAS 123R. The Company recognizes compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).
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
Research and Development Costs: Research and development costs are expensed as incurred and totaled $127 and $115 for the three month periods ended November 30, 2006 and 2005, respectively. Research and development expense is recorded in the Company’s Ultraviolet Technologies segment.
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
Debt and equity issuances may have features which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the case of preferred stock instruments. No issuances have beneficial conversion terms as of November 30, 2006.
Self Insurance: The Company’s holding company and various subsidiaries have elected to act as a self-insurer for certain costs related to employee health programs. Costs resulting from non-insured losses are estimated and charged to income when incurred. The Company has purchased insurance which limits its annual exposure for individual claims to $70 and which limits its aggregate annual exposure to approximately $950.
The Company’s Nor-Cote subsidiary has elected to act as a self-insurer for certain costs related to employee health programs. Costs resulting from non-insured losses are estimated and charged to income when incurred. The Company has purchased insurance which limits its annual exposure for individual claims to $40 and which limits its aggregate annual exposure to approximately $460.
The Company’s PSM subsidiary maintains a loss-sensitive worksite employees’ health and accident benefit program. Under the insurance policy, PSM’s self-funded liability is limited to $180 per employee, with an aggregate liability limit of approximately $13,410. The aggregate liability limits are adjusted monthly, based on the number of participants.
Workers’ Compensation: The Company’s PSM and CSM subsidiaries maintain partially self-funded workers’ compensation insurance programs. Under the insurance policies established at each company, PSM and CSM’s deductible liability is limited to $250 per incident, with an aggregate liability limit of approximately $1,100.
NOTE 2 — ACQUISITIONS AND PRO FORMA RESULTS
Acquisitions
During the three month period ended November 30, 2006, the Company had no acquisitions.
Pro Forma Results
The following unaudited pro forma data summarize the results of operations for the periods indicated as if the AVR acquisition that was described in the Company’s prior periodic filings had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future.

	Three Month Period Ended
	November 30,	November 30,
	2006	2005
	(Unaudited)	(Unaudited)
Net revenue	$40,684	$36,788

Operating income (loss)	$1,625	$1,300

Net income (loss) available to common shareholders	$726	$847

Basic income (loss) per common share	$0.07	$0.08

Diluted income (loss) per common share	$0.06	$0.08

NOTE 3 — INVESTMENTS IN MARKETABLE EQUITY SECURITIES
The amortized cost and approximate fair values of marketable equity securities held are summarized as follows:

	November 30,	August 31,
	2006	2006
	(Unaudited)	(Audited)
Amortized cost	$3,150	$1,310
Net unrealized loss	(207)	(16)

Estimated fair value	$2,943	$1,281

The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax asset or accumulated other comprehensive income. There was $17 of realized gains from the sale of marketable equity securities for the three month period ended November 30, 2006. There were no realized gains or losses from the sale of marketable equity securities for the three month period ended November 30, 2005. A total of $1,615 net of $231 of unrealized losses is included in marketable equity securities related to shares of the Company’s stock held by a consolidated variable interest entity.
NOTE 4 — ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE
Accounts receivable and contracts receivable are summarized as follows:

	November 30,	August 31,
	2006	2006
	(Unaudited)	(Audited)
Amounts currently due	$13,192	$13,856
Contracts in process
Progress billing	12,712	11,683
Retainages	1,675	1,606

	27,579	27,145

Less allowance for doubtful accounts and sales returns	(1,394)	(1,414)

	$26,185	$25,731

Long-term accounts receivable	$1,223	$1,276

NOTE 5 — CONTRACTS IN PROGRESS
Information related to contracts in progress is summarized as follows:

	November 30,	August 31,
	2006	2006
	(Unaudited)	(Audited)
Costs incurred on uncompleted contracts	$40,227	$36,700
Estimated earnings recognized to date on uncompleted contracts	8,457	7,416

	48,684	44,116

Less billings on uncompleted contracts	(47,107)	(41,584)

	$1,577	$2,532

The net amount is included in the accompanying consolidated balance sheets under the following captions:

	November 30,	August 31,
	2006	2006
	(Unaudited)	(Audited)
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,260	$4,500
Billings in excess of costs and estimated earnings on uncompleted contracts	2,683	1,968

	$1,577	$2,532

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, including capital leases, are comprised of the following:

	November 30,	August 31,
	2006	2006
	(Unaudited)	(Audited)
Land	$1,496	$351
Building	7,674	1,540
Machinery and equipment	7,012	6,934
Research equipment	394	389
Office equipment	4,964	4,857
Vehicles	3,634	3,633
Leasehold improvements	325	316

	25,500	18,020

Less accumulated depreciation	(12,566)	(11,697)

	$12,934	$6,323

The provision for depreciation amounted to $510 and $326 for the three month periods ended November 30, 2006 and 2005, respectively. A total of $6,773 net of $497 of accumulated amortization is included in the property, plant and equipment related to a consolidated variable interest entity.

NOTE 7 — DEBT ARRANGEMENTS
The Company’s debt liabilities consisted of the following:

	November 30,	August 31,
	2006	2006
	(Unaudited)	(Audited)
Notes payable:

Revolving line of credit promissory note due August 31, 2008. Interest at LIBOR plus 1.75% or 1.50% upon achievement of certain financial performance criteria. The loan is secured by the business assets of the Company.	$7,725	$3,330

Term loan due in monthly installments of $167 plus interest at LIBOR plus 1.75% or 1.50% upon achievement of certain financial performance criteria through maturity date, August 31, 2011. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two majority shareholders (the Chairman of the Board and the CEO of the Company).	19,666	20,000

Various term notes due in monthly installments of $6, including interest at ranges from 4.9% to 9.03% through April 2010. The loans are secured by vehicles and equipment.	167	173

Convertible Term Note:

Convertible term note due in monthly installments of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan is guaranteed by the Company’s two majority shareholders.	7,273	7,500

Debt with shareholder:

Term note due in monthly installments of $3 including interest at 4.0% through September 2008. The loan is secured by vehicles and equipment.	51	63

Variable Interest Entity

Revolving line of credit promissory note due July 26, 2007. Interest at LIBOR plus 1.6%. The loan is secured by real estate and personal guarantees of the Company’s two majority shareholders.	2,200	—

Various term loans due in monthly installments totaling $44 plus interest at ranges from LIBOR plus 1.5% to LIBOR plus 1.6%. The loans mature at dates ranging from February 2009 through April 2011. The notes are secured by real estate and personal guarantees of the Company’s two majority shareholders.	5,440	—

Capital leases:

Various notes due in monthly installments of $5 including interest at ranges from 2.3% to 11.6% through June 2010. The loans are secured by computers and equipment.	87	101

Total debt	42,609	31,167

Less current maturities	(6,645)	(3,488)

Long-term portion of outstanding debt	$35,964	$27,679

Fiscal year principal payments due on long-term debt outstanding (including convertible term note) at November 30, 2006 are approximately as follows:

2007	$5,318
2008	13,057
2009	9,509
2010	2,270
2011	2,000
2012 and thereafter	10,455

$42,609

Credit Facility Loan and Security Agreement
The Company maintains a $35,000 credit facility with Fifth Third Bank. The facility includes a $20,000 term loan evidenced by a term loan note, which matures on August 31, 2011 and a $15,000 revolving loan evidenced by a revolving line of credit promissory note, which matures on August 31, 2008. Availability under the revolving loan is the lesser of $15,000 or the borrowing base amount, which is calculated monthly as a percentage of the Company’s eligible assets. Interest is charged on the loans at LIBOR plus 1.75%, which may be reduced to LIBOR plus 1.5% if the Company meets certain performance criteria. The line of credit is secured by assets of the Company and the term loan is secured by personal guarantees of the Company’s two majority shareholders (the Chairman of the Board of Directors and CEO). Outstanding borrowings amounted to $7,725 and $3,330 at November 30, 2006 and August 31, 2006, respectively. Total unused borrowings under the line of credit amounted to $7,275 and $11,743 at November 30, 2006 and August 31, 2006, respectively.
Covenant terms of the Company’s loan agreement require the maintenance of certain ratios including debt (not including subordinated debt) to EBITDA and fixed charge coverage. Additionally, the Company must maintain $1,000 in tangible net worth and the personal guarantor (the Company’s Chairman of the Board) of the agreement must meet certain liquidity tests. As of November 30, 2006, the Company was in compliance with all covenants.
Revolving Line of Credit — Variable Interest Entity
The VIE maintains a $2,200 revolving line of credit with Fifth Third Bank that matures on February 28, 2007. Interest is charged on the revolving line of credit at LIBOR plus 1.60%. The loan is secured by real estate assets and by personal guarantees of the Company’s two majority shareholders (the Chairman of the Board and the CEO of the Company). Outstanding borrowings amounted to $2,200 at November 30, 2006.
Convertible Term Note
The Company maintains a convertible term note (the “Note”) payable to an unrelated party, Laurus Master Fund, Ltd. (“Laurus”), in the principal amount of $7,500. The Note matures on November 26, 2008 and is convertible into the Company’s common stock at an exercise price of $5.50 per share subject to certain adjustments contained in the Note. Principal payments of $227 are payable monthly. Interest is payable monthly in arrears at prime plus 3.0% subject to a floor of 9.5%, subject to various adjustments described in the Note. The Note is unsecured by the Company, but guaranteed by the Company’s two majority shareholders. The Company has registered the shares of common stock underlying the Note.
Subject to the terms of the Note, the monthly principal and interest payments are payable in shares of the Company’s common stock if certain criteria are met as stated in the Note including that the average closing price of the Company’s common stock as reported by Bloomberg, L.P. for the five trading days immediately preceding the repayment date is greater than or equal to 109% of the conversion price of the Note, set in the Note at $5.50 per share (based upon the conversion price of $5.50, the average closing price required would be $6.00). If the criteria are not met, the Company must pay that portion or all of the monthly principal payment in cash at a rate of 102% of the respective monthly amortization amounts. The Company also has the option to postpone payment of any 12 principal payments due. As of November 30, 2006, the

Company has paid one month and postponed eight of the monthly principal payments. These deferred principal amounts will be due and payable, at the Company’s option, on any subsequent payment date or on the maturity date of the Note.
Laurus also has the option to convert all or a portion of the amount owed under the Note into shares of the Company’s common stock at any time, at an initial fixed conversion price of $5.50 per share, subject to various limitations and adjustment described in the Note. The Note is currently convertible into 1,322,314 shares of the Company’s common stock, excluding the conversion of any accrued interest.
NOTE 8 — INCOME TAXES
The reconciliation for 2007 and 2006 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company’s effective income rate is as follows:

	November 30,	August 31,
	2006	2006
	(Unaudited)	(Audited)
Tax at U.S. Federal statutory rate	34.0%	34.0%
State and local taxes, net of federal benefit	5.6	5.6
Other	—	—
Change in valuation allowance	(39.6)	(78.6)

	0.0%	(39.0)%

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows:

	November 30,	August 31,
	2006	2006
	(Unaudited)	(Audited)
Current:
Federal	$339	$753
State	56	124

	394	877

Deferred:
Federal	(272)	(328)
State	(45)	(54)

	(317)	(382)

Change in valuation allowance	(60)	(920)

Net income tax (benefit)	$17	$(423)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax asset are as follows:

	November 30,	August 31,
	2006	2006
	(Unaudited)	(Audited)
Deferred Tax Assets:

Current:
Allowances for doubtful accounts and inventory	$644	$596
Accrued liabilities and other	591	900
Noncurrent:
Amortization of covenants	(84)	(84)
Depreciation	(289)	(233)

	November 30,	August 31,
	2006	2006
	(Unaudited)	(Audited)
Net operating losses and other carryforwards	2,724	2,467

	3,585	3,646

Valuation allowance	(2,050)	(2,111)

	$1,535	$1,535

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, at November 30, 2006, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $2,050 valuation allowance at November 30, 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $61. At November 30, 2006 the Company has federal net operating loss carryforwards of approximately $3,500 which expire between 2020 and 2023. The state tax operating loss carryforwards are approximately $6,200. The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period. The Company’s capital loss carryforward is approximately $900, which expires in the fiscal year ending August 31, 2007. The Company also incurred net operating losses related to European operations that can be carried forward indefinitely.
NOTE 9 — PER SHARE DATA
The following presents the computation of basic income per common share and diluted income per common share:

	Three Month Period Ended
	November 30,	November 30,
	2006	2005
	(Unaudited)	(Unaudited)
Net Income Available to Common Shareholders	$726	$847

Basic Income Per Common Share	$0.07	$0.08

Basic weighted average number of common shares outstanding	10,524,722	10,559,843

Diluted Income Per Common Share:	$0.06	$0.08

Diluted weighted average number of common shares outstanding	12,242,284	10,726,256

At November 30, 2006, diluted shares represent 12,000 shares of common stock that could potentially be issued under the terms of a restricted share unit agreement entered into as part of the Company’s Employee Stock Plan, 1,322,314 shares that could be issued pursuant to the Laurus convertible term note and 291,090 shares that underlie the outstanding warrants and stock compensation.
NOTE 10 — RELATED PARTY TRANSACTIONS
The following is a summary of related party amounts included in the consolidated financial statements at November 30, 2006 and 2005, respectively.
The Company maintains a note receivable with a subsidiary employee in connection with the acquisition of the subsidiary. The note balance of $300 is secured by restricted stock and expires March 31, 2008.
The Company maintains an installment note payable for equipment and vehicle purchases by a shareholder. The loan balance of $52 is secured by the assets and expire no later than August 31, 2007. Interest expense is immaterial.

The Company had borrowings under a long-term unsecured line of credit with the Company’s majority shareholder that was canceled and converted to preferred stock on November 30, 2005. Interest expense on the line of credit of $115 was recognized for the three month period ended November 30, 2005.
Other Related Party Transactions
The Company has entered into various acquisition agreements which contain option agreements between the sellers and the Company’s majority shareholder related to the Company’s stock. The option agreements provide for put/ call options on the Company’s common stock held by the sellers. The put/ call options range in price from $0 to $10 per common share. Total approximate estimated cash outlays by the Company’s majority shareholder, subsequent to November 30, 2006, for these options are estimated between $2,400 and $4,000 and are expected to be exercised over the next six months.
PSM Agreement
As part of the merger agreements with PSM, the 1,310,000 shares of the Company’s common stock held by Harlan Schafir was subject to various option agreements that gave Mr. Schafir the option to put any or all of the Company’s Stock received by him to a group of individuals including the Company’s majority shareholder or to the Company, according to the terms of these option agreements. The put price was dependent on PSM’s cumulative operating performance from October 1, 2003 through September 30, 2006. The total value of the puts was approximately $8,100 as Mr. Shafir’s shares achieved their maximum put value. On November 22, 2006 Mr. Schafir exercised his put sale rights and sold all of his Company shares to Carter Fortune and John Fisbeck. 1,250,000 of the shares were priced at $6.00 per share and 60,000 of the shares were priced at $10.00 per share.
Guarantees
A significant portion of the Company’s debt and surety bonds are personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer. Future changes to these guarantees may affect financing capacity of the Company.
NOTE 11 — VARIABLE INTEREST ENTITY
In December, 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.
The Company leases a total of six facilities from a consolidated variable interest entity, a related-party referenced earlier whose primary purpose is to own and lease these properties to the Company. The VIE has ownership of 384,500 shares of the Company’s stock and is wholly-owned by the Company’s Chairman of the Board of Directors and Chief Executive Officer. The VIE does not have any other significant assets. Although the Company does not have direct ownership interests in the VIE, it is considered the primary beneficiary as interpreted by FIN 46R due to implicit interests generated from personal guarantees from the Company’s majority shareholders on certain debt instruments of the VIE.
The real estate owned by the VIE consists of land, buildings and building improvements, which were pledged as collateral for mortgages under which the lender has no recourse to the Company. The non-cash consolidation of the assets and liabilities of the variable interest entity at November 30, 2006, consisted of the following:

Assets
Cash	$23
Marketable equity securities	1,615
Other current assets	5
Property and equipment	6,773
Other assets	5

$8,421

Liabilities and Shareholders Equity
Line of credit	$2,200
Current maturities of long-term debt	503

Accrued expenses	43
Long-term debt, net of current maturities	4,937

7,683

Shareholders equity	738

$8,421

For the three month period ended November 30, 2006, the consolidation of the VIE included income of $40 comprised of $226 in rental income, offset by a $137 charge to interest expense, a $49 charge to depreciation expense, and $1 in administrative and other miscellaneous expenses.
NOTE 12 — SEGMENT INFORMATION
The Company’s reportable business segments are organized in a manner that reflects how management reviews and evaluates those business activities. Certain businesses have been grouped together for segment reporting based upon similar products or product lines, marketing, sales and distribution characteristics.
The operations of the Company are organized into the following segments; Wireless Infrastructure, Business Solutions, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integration. The Holding Company is comprised of the corporate entity. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Financial results by segment are as follows:

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions (1)	Infrastructure	Technologies	Integration	Total
3-Months Ended November 30, 2006

Revenues	$8,996	$11,630	$12,747	$3,049	$4,257	$40,679
Cost of revenues	6,532	9,181	11,243	1,723	3,231	31,910

Gross profit	2,464	2,449	1,504	1,326	1,026	8,769
Operating expenses
Selling, general and administrative	1,802	1,569	773	1,134	666	5,944
Depreciation and amortization	115	142	138	109	23	527

Total operating expenses	1,917	1,711	911	1,243	689	6,471

Segment operating income (loss)	$547	$738	$593	$83	$337	$2,298

	Holding	Consolidated	VIE	Segment
	Company	VIE	Elimination	Totals
3-Months Ended November 30, 2006 (continued)

Revenues	$—	$226	$(221)	$40,684
Cost of revenues	—	—	—	31,910

Gross profit	—	226	(221)	8,774
Operating expenses
Selling, general and administrative	708	—	(221)	6,431
Depreciation and amortization	142	49	—	718

Total operating expenses	850	49	(221)	7,149

Segment operating income (loss)	$(850)	$177	$—	$1,625

(1)	Gross billings of $82,916 less worksite employee payroll costs of $71,286.

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions (1)	Infrastructure	Technologies	Integration	Total
3-Months Ended November 30, 2005 (restated)

Revenues	$6,824	$9,738	$14,102	$2,697	$3,082	$36,443
Cost of revenues	5,259	7,231	12,734	1,488	2,493	29,205

Gross profit	1,565	2,507	1,368	1,209	589	7,238
Operating expenses
Selling, general and administrative	1,160	1,381	716	1,034	472	4,763
Depreciation and amortization	69	153	102	93	31	448

Total operating expenses	1,229	1,534	818	1,127	503	5,211

Segment operating income (loss)	$336	$973	$550	$82	$86	$2,027

	Holding	Consolidated	VIE	Segment
	Company	VIE	Elimination	Totals
3-Months Ended November 30, 2005 (continued, restated)

Revenues	$—	$—	$—	$36,443
Cost of revenues	—	—	—	29,205

Gross profit	—	—	—	7,238
Operating expenses
Selling, general and administrative	694	—	—	5,457
Depreciation and amortization	33	—	—	481

Total operating expenses	727	—	—	5,938

Segment operating income (loss)	$(727)	$—	$—	$1,300

(1)	Gross billings of $70,450 less worksite employee payroll costs of $60,712.

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions	Infrastructure	Technologies	Integration	Total
As of November 30, 2006 (Unaudited)
Current Assets
Cash and equivalents	$(848)	$6,803	$(22)	$760	$115	$6,808
Restricted cash	—	3,462	—	—	—	3,462
Marketable equity securities	—	1,293	—	—	—	1,293
Accounts receivable, net	10,186	1,684	10,659	2,018	2,084	26,631
Costs and estimated earnings in excess of billings on uncompleted contracts	2,892	—	1,368	—	—	4,260
Inventory, net	185	21	3,161	1,842	1,370	6,579
Deferred tax asset	—	876	659	—	—	1,535
Prepaid expenses and other current assets	263	549	322	176	27	1,337

Total Current Assets	12,678	14,688	16,147	4,796	3,596	51,905

Other Assets
Property, plant & equipment, net	1,343	424	1,599	1,983	241	5,590
Accounts receivable — long term	—	—	1,223	—	—	1,223
Goodwill	1,497	4,153	152	4,695	1,487	11,984
Other intangible assets, net	338	3,168	—	629	—	4,135
Other long term assets	—	28	—	23	25	76

Total Other Assets	3,178	7,773	2,974	7,330	1,753	23,008

Total Assets	$15,856	$22,461	$19,121	$12,126	$5,349	$74,913

	Holding	Consolidated	Segment
	Company	VIE	Totals
As of November 30, 2006 (continued, Unaudited)
Current Assets
Cash and equivalents	$273	$23	$7,104
Restricted cash	—	—	3,462
Marketable equity securities	35	1,615	2,943
Accounts receivable, net	(446)	—	26,185
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	4,260
Inventory, net	—	—	6,579
Deferred tax asset	—	—	1,535
Prepaid expenses and other current assets	185	5	1,527

Total Current Assets	47	1,643	53,595

Other Assets
Property, plant & equipment, net	571	6,773	12,934
Accounts receivable — long term	—	—	1,223
Goodwill	—	—	11,984
Other intangible assets, net	—	—	4,135
Other long term assets	1,428	4	1,508

Total Other Assets	1,999	6,777	31,784

Total Assets	$2,046	$8,420	$85,379

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions	Infrastructure	Technologies	Integration	Total
As of August 31, 2006 (Audited)
Current Assets
Cash and equivalents	$(791)	$4,308	$78	$594	$(187)	$4,002
Restricted cash	—	3,462	—	—	—	3,462
Marketable equity securities	—	1,246	—	—	—	1,246
Accounts receivable, net	9,632	1,858	10,701	1,884	2,260	26,335
Costs and estimated earnings in excess of billings on uncompleted contracts	2,269	—	2,231	—	—	4,500
Inventory, net	218	30	3,154	1,721	1,638	6,761
Deferred tax asset	—	876	659	—	—	1,535
Prepaid expenses and other current assets	255	623	424	286	22	1,610

Total Current Assets	11,583	12,403	17,247	4,485	3,733	49,451

Other Assets
Property, plant & equipment, net	1,311	448	1,686	1,997	299	5,741
Accounts receivable — long term	—	—	1,276	—	—	1,276
Goodwill	1,497	4,153	152	4,695	1,487	11,984
Other intangible assets, net	359	3,289	—	651	—	4,299
Other long term assets	—	28	—	14	87	129

Total Other Assets	3,167	7,918	3,114	7,357	1,873	23,429

Total Assets	$14,750	$20,321	$20,361	$11,842	$5,606	$72,880

	Holding	Consolidated	Segment
	Company	VIE	Totals
As of August 31, 2006 (continued, Audited)
Current Assets
Cash and equivalents	$(370)	$—	$3,632
Restricted cash	—	—	3,462
Marketable equity securities	35	—	1,281
Accounts receivable, net	(604)	—	25,731
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	4,500
Inventory, net	—	—	6,761
Deferred tax asset	—	—	1,535
Prepaid expenses and other current assets	312	—	1,922

Total Current Assets	(627)	—	48,824

Other Assets
Property, plant & equipment, net	582	—	6,323
Accounts receivable — long term	—	—	1,276
Goodwill	—	—	11,984
Other intangible assets, net	—	—	4,299
Other long term assets	1,450	—	1,579

Total Other Assets	2,032	—	25,461

Total Assets	$1,405	$—	$74,285

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
Actual events and results involve risks and uncertainties and may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that might cause or contribute to such differences, include, but are not limited to, the risks and uncertainties that are discussed under the heading “Risk Factors” disclosed within Form 10-K for the year ended August 31, 2006. Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission.
OVERVIEW
As a holding company of various product and service entities, we have historically invested in businesses that are undervalued or underperforming, and / or in operations that are poised for significant growth. Management’s strategic focus is to support the growth of its operations by increasing revenue and revenue streams, managing costs and creating earnings growth. Additionally, we continually seek and evaluate strategic acquisitions that expand core offerings and drive incremental revenue and earnings growth.
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
As reported on our Annual Report on Form 10-K, we classify our businesses under five operating segments, Wireless Infrastructure, Business Solutions, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integration. We have restated segment information for previous year comparative periods in connection with the new reporting segments in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this 10-Q report.
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
Subsidiaries operating in the Wireless Infrastructure segment include Fortune Wireless, Inc. (“Fortune Wireless”), Magtech Services, Inc. (“Magtech”), Cornerstone Wireless Construction Services, Inc. (“Cornerstone Construction”) and James Westbrook & Associates, LLC (“JWA”).
Business Solutions Segment
The Business Solutions segment provides full-service human resource services through professional employment organization (PEO) relationships. Business Solutions services are performed by Professional Staff Management, Inc. and its affiliated entities (“PSM”) and CSM, Inc. and its affiliated entities (“CSM”). PSM was acquired in October 2003 and CSM was acquired in April 2005 and are both among the nation’s oldest PEOs, and are recognized leaders in outsourced human resource services. Our PEOs provide services typically managed by a company’s internal human resources and accounting departments, including payroll and tax processing and management, worker’s compensation and risk management, benefits administration, unemployment administration, human resource compliance services, 401k and retirement plan administration and employee assessments. Clients represent a wide variety of industries from healthcare, professional services, manufacturing logistics, telemarketing to blue collar services. Combined, these organizations provide co-employment services to over 7,800 employees in 44 states.
Transportation Infrastructure Segment
The Transportation Infrastructure segment assists customers with the development, maintenance and upgrading of transportation infrastructure and commercial construction projects. Transportation infrastructure products and services are performed by the James H. Drew Corp. and subsidiaries (“JH Drew”). JH Drew was acquired in April 2004 and has been operating for over fifty years servicing contractors and state departments of transportation throughout the Midwestern United States. JH Drew is a leading specialty contractor in the field of transportation infrastructure, including guardrail, electrical components, and the fabrication and installation of structural steel for commercial buildings.
Ultraviolet Technologies Segment
The Ultraviolet (“UV”) Technologies segment manufactures UV curable screen printing inks. UV Technologies products are manufactured by Nor-Cote International, Inc. and subsidiaries (“Nor-Cote”), which we acquired in July 2003. These ink products are printed on many types of plastic, metals and other substrates that are compatible with the UV curing process. Typical applications are plastic sheets, point-of-purchase (“POP”) signage, banners, decals, cell phones, bottles and containers, CD and DVD, rotary-screen printed labels, and membrane switch overlays for conductive ink. Nor-Cote has operating facilities in the United States, United Kingdom, China and Singapore, with worldwide distributors located in South Africa, Australia, Canada, China, Colombia, Hong Kong, India, Indonesia, Italy, Japan, Korea, New Zealand, Poland, Spain, Taiwan, Thailand, Latin America and the United States.
Electronics Integration Segment

The Electronics Integration segment sells and installs a variety of electronic products and equipment, including video, sound and security products. Subsidiaries include Kingston Sales Corporation (“Kingston”), Commercial Solutions, Inc. (“Commercial Solutions”) and Audio-Video Revolution, Inc. (“AVR”).
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
CRITICAL ACCOUNTING POLICIES
The Company’s accounting policies, which are in compliance with accounting principles generally accepted in the United States, require application of methodologies, estimates and judgments that have a significant impact on the results reported in the Company’s financial statements. Those policies that, in the belief of management, are critical and require the use of complex judgment in their application, are disclosed on Form 10-K for the year ended August 31, 2006. Since August 31, 2006, there have been no material changes to the Company’s critical accounting policies.
RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2006 AND NOVEMBER 30, 2005
Executive Overview of Financial Results
Results of operations for the three month period ended November 30, 2006 and 2005 are as follows:

	Revenues for the 3-months ended November 30,		Operating income for the 3-months ended November 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Wireless Infrastructure	$8,996	$6,824	$547	$336
Business Solutions	11,630	9,738	738	973
Transportation Infrastructure	12,747	14,102	593	550
Ultraviolet Technologies	3,049	2,697	83	82
Electronics Integration	4,257	3,082	337	86
Holding Company	—	—	(850)	(727)
Variable Interest Entity	226	—	177	—
Variable Interest Entity Elimination	(221)	—	—	—

Segment Totals	$40,684	$36,443	$1,625	$1,300

Net Income Available to Common Shareholders			$726	$847

Net income available to common stock shareholders was $0.726 million or $0.06 per diluted share on revenue of $40.684 million for the three month period ended November 30, 2006 compared with net income of $0.847 million or $0.08 per diluted share on revenue of $36.443 million for the three month period ended November 30, 2005. This represents a 12% increase in revenue and a 14% percent decrease in net income.
The following factors contributed to the increase in revenue in the three month period ended November 30, 2006:
•	Revenue increases of $2.172 million in the Wireless Infrastructure segment were due to additional work procured from existing customers, price increases as a result of additional contracts direct with wireless providers, geographic expansion and new customer contracts related to network expansion and upgrade services mainly in the construction management division, offset by declines in the technical services and site acquisition divisions;

•	Revenue increases of $1.892 million in the Business Solutions segment were due to an increase in the customer base and an increase in the number of employees at several existing customers. As such, administrative fees, workers compensation premiums, employee benefit premiums and income taxes collected have increased; and
•	Revenue increases of $1.175 million in the Electronics Integration segment were due to new customer sales and the acquisition of AVR in November 2005, as well as the creation of our electrical division in July 2006.
These increases were offset somewhat by revenue decreases of $1.355 million in the Transportation Infrastructure segment due to the completion of several long-term contracts and unfavorable fall weather conditions.
Despite the increase in revenue, the following factors contributed to the decrease in net income available to common stock shareholders in the three month period ended November 30, 2006:
•	Gross profit decreases in the Business Solutions segment due to unfavorable claims expense in the health and workers compensation insurance programs;
•	Interest expense increases of $0.303 million or 56% due primarily to the Company’s issuance of a $7.500 million long-term convertible note payable in November 2005; and
•	Preferred stock dividends increases of $0.124 million due to the issuance of $6.618 million of preferred stock to the Company’s majority shareholder for the cancellation of certain debt obligations.
Results by segment are described in further details as follows:
Wireless Infrastructure
Wireless Infrastructure segment operating results for the three month period ended November 30, 2006 and 2005 are as follows:

	Three Month Period Ended
	November 30, 2006		November 30, 2005
	(Dollars in thousands)
Revenue	$8,996	100%	$6,824	100%
Cost of revenue	6,532	72.6%	5,259	77.1%

Gross profit	2,464	27.4%	1,565	22.9%

Operating expenses
Selling, general and administrative	1,802	20.0%	1,160	17.0%
Depreciation and amortization	115	1.3%	69	1.0%

Total operating expenses	1,917	21.3%	1,229	19.5%

Segment operating income	$547	6.1%	$336	4.9%

Revenue
Revenue for the three month period ended November 30, 2006 was $8.996 million compared to $6.824 million for the three month period ended November 30, 2005, an increase of $2.172 million or 32%. The increase in revenue was due mainly to additional work procured from existing customers, price increases as a result of additional turnkey service contracts direct with wireless providers, geographic expansion and new customer contracts related to network expansion and upgrade services mainly in the construction management division. The increase in revenue was offset somewhat by delays in the release of new work in certain subsidiaries in the technical services and site acquisition divisions.
Gross Profit
Gross profit for the three month period ended November 30, 2006 was $2.464 million, representing 27% of revenue, compared to $1.565 million representing 23% of revenue for the three month period ended November 30, 2005, an increase of $0.899 million or 57%. Gross profit and gross profit as a percentage of revenue increased due mainly to procuring additional work directly with wireless providers.

Operating Income
Operating income for the three month period ended November 30, 2006 was $0.547 million, compared to $0.336 million for the three month period ended November 30, 2005, an increase of $0.211 million or 63%. Operating income increased due to increases in gross profit above offset by increased selling, general and administrative expenses related to hiring of new personnel and geographic and branch expansion.
Business Solutions
Business Solutions segment operating results for the three month periods ended November 30, 2006 and 2005 are as follows:

	Three Month Period Ended
	November 30, 2006		November 30, 2005
	(Dollars in thousands)
Revenues	$11,630	100%	$9,738	100%
Cost of revenues	9,181	78.9%	7,231	74.3%

Gross profit	2,449	21.1%	2,507	25.7%

Operating expenses
Selling, general and administrative	1,569	13.5%	1,381	14.2%
Depreciation and amortization	142	1.2%	153	1.6%

Total operating expenses	1,711	14.7%	1,534	15.8%

Segment operating income	$738	6.3%	$973	10.0%

Revenue
Revenue for the three month period ended November 30, 2006 was $11.630 million, compared to $9.738 million for the three month period ended November 30, 2005, an increase of $1.892 million or 19%. Revenue increased due mainly to an increase in customer base and employee increases in several existing customers. As such administrative fees, workers compensation premiums, employee benefit premiums and income taxes collected have increased.
Gross Profit
Gross profit for the three month period ended November 30, 2006 was $2.449 million, representing 21% of revenue, compared to $2.507 million, representing 26% of revenue for the three month period ended November 30, 2005, a decrease of ($0.058) million or 2%. Gross profit and gross profit as a percentage of revenue decreased due mainly to higher health and workers compensation claims related to our insurance programs.
Operating Income
Operating income for the three month period ended November 30, 2006 was $0.738 million, compared to $0.973 million for the three month period ended November 30, 2005, a decrease of ($0.235) million or 24%. Operating income decreased due to the decrease in gross profits discussed above and due to an increase in administrative and sales personnel expenses.
Transportation Infrastructure
Transportation Infrastructure segment operating results for the three month period ended November 30, 2006 and 2005 are as follows:

	Three Month Period Ended
	November 30, 2006		November 30, 2005
	(Dollars in thousands)
Revenue	$12,747	100%	$14,102	100%
Cost of revenue	11,243	88.2%	12,734	90.3%

Gross profit	1,504	11.8%	1,368	9.7%

	Three Month Period Ended
	November 30, 2006		November 30, 2005
	(Dollars in thousands)
Operating expenses
Selling, general and administrative	773	6.1%	716	5.1%
Depreciation and amortization	138	1.1%	102	0.7%

Total operating expenses	911	7.1%	818	5.8%

Segment operating income	$593	4.7%	$550	3.9%

Revenue
Revenue for the three month period ended November 30, 2006 was $12.747 million compared to $14.102 million for the three month period ended November 30, 2005, a decrease of ($1.355) million or 10%. Revenue decreased due primarily to the completion of several long-term contracts and unfavorable fall weather conditions.
Gross Profit
Gross profit for the three month period ended November 30, 2006 was $1.504 million, representing 12% of revenue, compared to $1.368 million representing 10% of revenue for the three month period ended November 30, 2005, an increase of $0.136 million or 10%. Gross profit and gross profit as a percentage of revenue increased mainly due to the prior year’s unfavorable job closings due to increased costs in one operating division.
Operating Income
Operating income for the three month period ended November 30, 2006 was $0.593 million, compared to $0.550 million for the three month period ended November 30, 2005, relatively unchanged. Operating expenses increased due primarily to an increase in employee benefit costs.
Ultraviolet Technologies
Ultraviolet Technologies segment operating results for the three month period ended November 30, 2006 and 2005 are as follows:

	Three Month Period Ended
	November 30, 2006		November 30, 2005
	(Dollars in thousands)
Revenue	$3,049	100%	$2,697	100%
Cost of revenue	1,723	56.5%	1,488	55.2%

Gross profit	1,326	43.5%	1,209	44.8%

Operating expenses
Selling, general and administrative	1,134	37.2%	1,034	38.3%
Depreciation and amortization	109	3.6%	93	3.4%

Total operating expenses	1,243	40.8%	1,127	41.8%

Segment operating income	$83	2.7%	$82	3.0%

Revenue
Revenue for the three month period ended November 30, 2006 were $3.049 million compared to $2.697 million for the three month period ended November 30, 2005, an increase of $0.352 million or 13%. Revenue increased due mainly to increased domestic sales of a proprietary product produced under a toll manufacturing agreement, increased sales of nameplate ink and POP/ decal inks.
Gross Profit

Gross profit for the three month period ended November 30, 2006 was $1.326 million representing 44% of revenue, compared to $1.209 million representing 45% of revenue for the three month period ended November 30, 2005, an increase of $0.117 million or 10%. Gross profit increased slightly due to revenue increases above.
Operating Income
Operating income for the three month period ended November 30, 2006 was $0.083 million, compared to $0.082 million for the three month period ended November 30, 2005, relatively unchanged. The increase in operating expense was due to an increase in research and development costs and depreciation expense related to capital projects.
Electronics Integration
Electronics Integration segment operating results for the three month period ended November 30, 2006 and 2005 are as follows:

	Three Month Period Ended
	November 30, 2006		November 30, 2005
	(Dollars in thousands)
Revenue	$4,257	100%	$3,082	100%
Cost of revenue	3,231	75.9%	2,493	80.9%

Gross profit	1,026	24.1%	589	19.1%

Operating expenses
Selling, general and administrative	666	15.6%	472	15.3%
Depreciation and amortization	23	0.5%	31	1.0%

Total operating expenses	689	16.2%	503	16.3%

Segment operating income	$337	7.9%	$86	2.8%

Revenue
Revenue for the three month period ended November 30, 2006 was $4.257 million compared to $3.082 million for the three month period ended November 30, 2005, an increase of $1.175 million or 38%. Revenue increased due mainly to new commercial customer sales of television products and the acquisition of AVR in November 2005, as well as the creation of our electrical division in July 2006.
Gross Profit
Gross profit for the three month period ended November 30, 2006 was $1.026 million representing 24% of revenue, compared to $0.589 million representing 19% of revenue for the three month period ended November 30, 2005, an increase of $0.437 million or 74%. Gross profit increased primarily due to the revenue increases described above. Gross profit as a percentage of sales increased due to increased installation sales performed by AVR.
Operating Income
Operating income for the three month period ended November 30, 2006 was $0.337 million, compared to $0.086 million for the three month period ended November 30, 2005, an increase of $0.251 million or 292%. The increase in operating income was due to the change in gross profits described above offset by an increase in administrative and sales personnel.
Holding Company
Operating Expense
The Holding Company does not have any income producing operating assets. As such, the operating loss was equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the three month period ended November 30, 2006 were $0.850 million, compared to

$0.727 million for the three month period ended November 30, 2005, an increase of $0.123 million or 17%. The increase was due to the Company’s hiring of additional personnel in its accounting and information technology departments, an increase in depreciation expense related to capital expenditures and as a result of increased accounting and legal expenses primarily resulting from corporate growth.
Interest Expense
Interest expense was $0.847 million for the three month period ended November 30, 2006, compared to $0.544 million for the three month period ended November 30, 2005, an increase of $0.303 million or 56%. The three month period increase was primarily due to additional borrowing under the Company’s new credit facility, interest on the Company’s convertible term note, and interest expense of $0.137 million recognized related to the VIE.
Income Taxes
Federal income tax expense for the three month period ended November 30, 2006 was offset through the release of the Company’s valuation allowance to the extent of current period earnings. As of November 30, 2006, the Company reported no additional release of the valuation allowance for future periods. Management deems the likelihood of incurring taxable income for fiscal year ending August 31, 2007, in excess of the deferred tax benefit of $1.535 million, to be more likely than not.
Management believes the majority of the Company’s remaining net operating loss carryforwards may be absorbed in fiscal year 2007. As a result of the release of the valuation allowance to offset 100% of current federal taxes and recognition of the deferred tax benefit, the Company’s effective tax rate is substantially lower than statutory rates.
Variable Interest Entity
The Company leases a total of six facilities from a consolidated variable interest entity, whose primary purpose is to own and lease these properties to the Company. The VIE has ownership of 384,500 shares of the Company’s stock and is wholly-owned by the Company’s Chairman of the Board of Directors and Chief Executive Officer. The VIE does not have any other significant assets. For the three month period ended November 30, 2006, the consolidation of the VIE comprised of $0.226 million in rental income, offset by a $0.137 million charge to interest expense, a $0.049 million charge to depreciation expense, and insignificant administrative and other miscellaneous expenses.
Refer to Note 11 of the accompanying consolidated financial statements for detailed information regarding the variable interest entity.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity include cash and equivalents, marketable equity securities and proceeds from debt borrowings. We had $8.409 million (excluding variable interest entity cash and investments in marketable equity securities of $1.638 million) and $4.913 million of cash and equivalents and marketable equity securities at November 30, 2006 and August 31, 2005, respectively.
We had working capital of $27.926 million (excluding variable interest entity working capital which includes cash and investments in marketable equity securities of $1.638 million and current debt of $2.703 million) at November 30, 2006 compared with $23.383 million at August 31, 2006. The increase in working capital was due mainly to increases in cash and cash equivalents due to timing of payroll receipts in the business solutions segment. Current assets are comprised primarily of cash and equivalents, net accounts receivable, marketable equity securities, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts.
Total debt at November 30, 2006 was $34.969 million (excluding debt borrowed under a variable interest entity of $7.640 million), which includes a $7.273 million convertible term note, $7.725 million borrowed under our line of credit, a $19.666 million term note, and various equipment loans. Total debt at August 31, 2006 was $31.167 million. Total unused borrowings under the line of credit were approximately $7.3 million and $11.7 million at November 30, 2006 and August 31, 2006, respectively. The various debt agreements contain restrictive covenants which limit, among other things, certain mergers and acquisitions, redemptions of common stock, and payment of dividends. In addition, we must meet certain financial ratios. Total capital expenditures were approximately $0.3 million and $0.6 million for the three month period ended November 30, 2006 and 2005, respectively. Sources of funds for this expansion have mainly been from additional borrowings from the bank.
Cash Flows
Cash flows provided by (used in) operations for the three month period ended November 30, 2006 were $0.079 million as compared to ($0.950) million for the three month period ended November 30, 2005. This increase in operating cash flows was due mainly to a slow down in revenue growth with excess cash flows used to pay current accounts payables.
Net cash flow used in investing activities was $0.319 million for the three month period ended November 30, 2006 compared to $0.917 million for the three month period ended November 30, 2005. The increase was due mainly to the acquisition of AVR in fiscal 2005 and a decrease in capital expenditures mainly in our Wireless Infrastructure and Transportation Infrastructure segments.
Net cash flow provided by financing activities was $3.678 million for the three month period ended November 30, 2006 compared to $2.892 million for the three month period ended November 30, 2005. The increase was mainly the result of additional borrowing used to finance operating and investing uses of cash.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table summarizes our contractual obligations as of November 30, 2006:

	Payments Due By
	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligation
Long-term debt and capital lease obligations	$34,969	$3,948	$17,354	$13,668	$—

Variable interest entity debt	7,640	2,704	4,636	300	—
Operating lease (1)	4,197	1,920	1,810	331	136

Total	$46,806	$8,571	$23,798	$14,301	$136

(1)	Operating leases represent the total future minimum lease payments, and are mainly comprised of lease obligations between the Company and the VIE. This operating lease expense is eliminated in the Company’s consolidated statement of operations.
OFF BALANCE SHEET ARRANGEMENTS
As is common in the industries we operate in, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include transactions with related parties, liabilities associated with guarantees, letter of credit obligations and surety guarantees.
Transactions with Related Parties
We have entered into various acquisition agreements over the past three years which contain option agreements between the sellers and our majority shareholder, Mr. Carter Fortune, related to the Company’s stock. The option agreements provide for put/ call options on the Company’s common stock held by the sellers. The put/ call options range in price from $0 to $10 per common share. Total estimated cash outlays by the Company’s majority shareholder, subsequent to November 30, 2006, for these options are estimated between $2.4 million and $4.0 million and are expected to be exercised over the next six months. As more fully described in Note 10 of the accompanying consolidated financial statements, Harlan Schafir exercised his put sale rights by executing the sale of his shares of Company stock to Mr. Fortune and Mr. Fisbeck on November 22, 2006.

We lease a total of six facilities with a consolidated variable interest entity as described earlier in this filing. The variable interest entity’s primary purpose is to own and lease these properties to the Company. The limited liability company does not have any other significant assets. Effective, September 1, 2006, the Company elected to consolidate the limited liability company through its evaluation of Financial Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”).
Refer to the Company’s Annual report on form 10-K filed on November 29, 2006 for further details. There have been no other significant changes to our related party transactions subsequent to this annual report.
Guarantees
A significant portion of our debt and surety bonds are personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer. Future changes to these guarantees may affect financing capacity of the Company.
Restricted Cash
Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under health insurance and workers compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future. As of November 30, 2006, we had approximately $3.5 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.
Payment and Performance Bonds
Within our Wireless Infrastructure and Transportation Infrastructure segments, certain customers, particularly in connection with new construction, require us to post payment or performance bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or fail to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, we have posted letters of credit in the amount of $7.5 million in favor of the surety and, with the consent of our lender under our credit facility; we have granted security interests in certain of our assets to collateralize our obligations to the surety. We expect this letter of credit in favor of the surety to be reduced in the future. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future. As of November 30, 2006, an aggregate of approximately $52.0 million in original face amount of bonds issued by the surety were outstanding.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on its variable rate line of credit and convertible term note as described in Note 7 to the consolidated financial statements. Approximately 99% of the Company’s debt as of November 30, 2006 bears interest at variable rates. Based on amounts outstanding at November 30, 2006, if the interest rate on the Company’s variable debt were to increase by 1.0%, annual interest expense would increase by approximately $0.4 million.
Cash and cash equivalents as of November 30, 2006 was $7.104 million and is primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on the Company’s investments would not have had a material effect on net income for the three month period ended November 30, 2006. We do not currently utilize any derivative financial instruments to hedge interest rate risks.
We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our European, Singapore, and Chinese foreign subsidiaries. A hypothetical 10% adverse change in the foreign currency translation would not have had a material effect on net income for the three month period ended November 30, 2006. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

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
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on November 30, 2006 in providing reasonable assurance that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
More specifically, the Company’s management has concluded that (i) additional accounting personnel were needed both at the parent company level and at certain subsidiaries at November 30, 2006 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures. The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel. Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced. Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.
PART II—OTHER INFORMATION.
Item 1. Legal Proceedings.
The Company is not involved in any legal proceedings or claims that management believes will have a material adverse effect on the Company’s business or financial condition.
Item 1A. Risk Factors
There have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
The Company’s Annual Shareholder Meeting was held on January 11, 2007. Shareholders owning 7,318,341 shares of common stock were present at the meeting, either in person or by proxy. Shareholders reelected the five Directors nominated in the Proxy Statement to hold office until the next Annual Shareholder Meeting. Shareholders ratified Somerset CPAs, P.C. as the Company’s independent auditors for the 2007 fiscal year.
Results of shareholder voting are as follows:

	For	Against
Election of Directors:
Carter M. Fortune	7,289,252	29,089
John F. Fisbeck	7,289,247	29,094
Nolan R. Lackey	7,301,564	16,777
David A. Berry	7,301,704	16,637
P. Andy Rayl	7,302,105	16,236

	For	Against	Withheld
Ratification of Somerset CPAs, P.C. as the Company’s Independent Auditors	7,314,959	2,247	1,135
Item 5. Other Information.
None
Item 6. Exhibits
The following exhibits are included herein:
3.1	Amended bylaws to revise Section 3.01 of the Company’s By-Laws to make the election of a Chief Operating Officer optional rather than mandatory (1)

31.1	Rule 15d-14(a) Certification of CEO

31.2	Rule 15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO
(1)	This exhibit is incorporated by reference from the Company’s Current Report on Form 8-K, dated December 27, 2006.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortune Industries, Inc. (Registrant)
Date: January 16, 2007	By:	/s/ John F. Fisbeck
John F. Fisbeck,
Chief Executive Officer

Date: January 16, 2007	By:	/s/ Amy Gallo
Amy Gallo,
Chief Financial Officer