Form 10-Q
period 2007-02-28
FORTUNE INDUSTRIES, INC.
filed 2007-04-16
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 16, 2007, 10,822,607 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.
FORM 10-Q
For The Quarterly Period Ended February 28, 2007

Index

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	February 28, 2007	August 31, 2006
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$7,294	$3,632
Restricted cash	3,217	3,462
Marketable equity securities (Note 3)	1,714	1,281
Accounts receivable, net (Note 4)	19,026	25,731
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 5)	2,207	4,500
Inventory, net	6,883	6,761
Deferred tax asset (Note 9)	1,535	1,535
Prepaid expenses and other current assets	1,067	1,922
Total Current Assets	42,943	48,824

OTHER ASSETS
Property, plant & equipment, net (Note 6)	12,342	6,323
Long-term accounts receivable (Note 4)	731	1,276
Goodwill (Note 7)	11,815	11,984
Other intangible assets, net (Note 7)	4,415	4,299
Other long-term assets	1,224	1,579
Total Other Assets	30,527	25,461

TOTAL ASSETS	$73,470	$74,285

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	February 28, 2007	August 31, 2006
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (Note 8)	$2,132	$2,124
Current maturities of convertible term note (Note 8)	1,818	1,364
Variable interest entity line of credit (Note 8)	2,200	-
Variable interest entity current maturities of long-term debt (Note 8)	543	-
Accounts payable	4,410	9,324
Health and workers' compensation reserves	4,520	3,363
Accrued expenses	5,984	5,449
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 5)	2,427	1,968
Other current liabilities	432	1,849
Total Current Liabilities	24,466	25,441

LONG-TERM LIABILITIES
Line of credit (Note 8)	5,911	3,330
Long-term debt, less current maturities (Note 8)	17,333	18,213
Convertible term note (Note 8)	4,768	6,136
Variable interest entity long-term debt, less current maturities (Note 8)	4,771	-
Other long-term liabilities	215	215
Total Long-Term Liabilities	32,998	27,894

Total Liabilities	57,464	53,335

MINORITY INTEREST IN VARIABLE INTEREST ENTITY	705	-

SHAREHOLDERS' EQUITY
Common stock, $0.10 par value; 150,000,000 authorized; 10,840,605 and 10,522,722 issued and outstanding at February 28, 2007 and August 31, 2006, respectively	1,084	1,053
Preferred stock, $0.10 par value; 1,000,000 authorized; 66,180 issued and outstanding at February 28, 2007 and August 31, 2006	6,618	6,618
Additional paid-in capital and warrants outstanding	18,928	17,633
Accumulated deficit	(11,547)	(4,518)
Accumulated other comprehensive income	218	164
Total Shareholders' Equity	15,301	20,950

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$73,470	$74,285

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Month Period Ended		Six Month Period Ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
REVENUES
Service revenues	$15,643	$14,354	$30,645	$28,421
Product revenues	16,596	19,002	42,278	41,378
TOTAL REVENUES	32,239	33,356	72,923	69,799

COST OF REVENUES
Service cost of revenues	13,053	9,793	24,288	20,133
Product cost of revenues	14,657	16,029	35,332	34,894
TOTAL COST OF REVENUES	27,710	25,822	59,620	55,027

GROSS PROFIT	4,529	7,534	13,303	14,772

OPERATING EXPENSES
Selling, general and administrative expenses	7,682	6,082	14,113	11,539
Depreciation and amortization	1,084	543	1,802	1,024
Impairment (Note 1)	2,027	-	2,027	-
Total Operating Expenses	10,793	6,625	17,942	12,563

OPERATING INCOME (LOSS)	(6,264)	909	(4,639)	2,209

OTHER INCOME (EXPENSE)
Interest income	96	86	187	142
Interest expense	(808)	(598)	(1,655)	(1,142)
Gain on investments in marketable securities, net (Note 3)	-	5	17	5
Loss on disposal of assets	(411)	-	(411)	-
Exchange rate gain (loss)	(8)	2	(9)	(3)
Other income (expense)	(10)	(5)	12	56
Total Other Income (Expense)	(1,141)	(510)	(1,859)	(942)

INCOME (LOSS) BEFORE MINORITY INTEREST IN VARIABLE INTEREST ENTITY	(7,405)	399	(6,498)	1,267

Minority Interest in Variable Interest Entity (Note 12)	124	-	164	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(7,529)	399	(6,662)	1,267

Provision for income taxes (Note 9)	102	-	119	21

NET INCOME (LOSS)	(7,631)	399	(6,781)	1,246

Preferred stock dividends	124	83	248	83

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(7,755)	$316	$(7,029)	$1,163

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.73)	$0.03	$(0.66)	$0.11

Basic weighted average shares outstanding	10,628,219	10,559,843	10,576,185	10,559,843

DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.63)	$0.03	$(0.57)	$0.10

Diluted weighted average shares outstanding	12,281,760	12,067,814	12,240,371	11,472,267

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-in Capital and Warrants Outstanding	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Comprehensive Income

BALANCE AT AUGUST 31, 2006	$1,053	$6,618	$17,633	$(4,518)	$164	$20,950
Net income	-	-	-	(6,781)	-	(6,781)	(6,781)
Issuance of 305,883 shares of common stock for acquisitions	30	-	1,246	-	-	1,276	$-
Issuance of 10,000 shares of common stock for compensation	1	-	49	-	-	50	$-
Preferred Stock Dividends	-	-	-	(248)	-	(248)	-
Foreign currency translation adjustments, net of tax	-	-	-	-	15	15	15
Unrealized gains on investments, net of tax	-	-	-	-	31	31	31
Reclassification adjustments for realized gains & losses included in net income, net of tax	-	-	-	-	8	8	8

Total comprehensive income	-	-	-	-	-	-	$(6,727)

BALANCE AT FEBRUARY 28, 2007	$1,084	$6,618	$18,928	$(11,547)	$218	$15,301

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Month Period Ended
	February 28, 2007	February 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(6,781)	$1,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,802	1,024
Provision for losses on accounts receivable	423	(94)
Gain on sale of investments	(9)	(5)
Loss on disposal of assets	411	-
Stock based compensation	50	-
Impairment on intangible assets	2,027	-
Changes in certain operating assets and liabilities:
Restricted cash	245	(120)
Accounts receivable	6,333	2,455
Costs and estimated earnings in excess of billings on uncompleted contracts	2,293	(1,445)
Inventory, net	(122)	1,200
Prepaid assets and other current assets	773	281
Other long-term assets	564	(184)
Accounts payable	(4,934)	(2,092)
Health and workers' compensation reserves	1,020	(787)
Accrued expenses and other current liabilities	(1,162)	(896)
Billings in excess of costs and estimated earnings on uncompleted contracts	459	(137)
Other long-term liabilities	-	15
Net Cash Provided by Operating Activities	3,392	461

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(798)	(1,378)
Sale (purchase) of marketable securities, net	1,153	(34)
Acquisition of productive assets and businesses, net of cash received	(719)	(262)
Net Cash Used in Investing Activities	(364)	(1,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under line of credit	2,581	(4,466)
Borrowings on available for sale investment account	-	800
Payments on long-term debt	(912)	(1,427)
Debt issuance costs	-	(692)
Borrowings (payments) from convertible debentures	(914)	7,500
Dividends on preferred stock	(248)	(83)
Net Cash Provided by Financing Activities	507	1,632

Consolidation of variable interest entity cash	112	-

Effect of exchange rate changes on cash	15	(10)

NET INCREASE IN CASH AND EQUIVALENTS	3,662	409

CASH AND EQUIVALENTS
Beginning of Period	3,632	3,787

End of Period	$7,294	$4,196

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Month Period Ended
	February 28, 2007	February 28, 2006
SUPPLEMENTAL DISCLOSURES
Interest paid	$1,266	$1,053

Income taxes paid	$72	$21

Unrealized net gain on marketable equity securities	$29	$(57)

Acquisition of Precision Employee Management, LLC
Fair value of assets acquired	$2,376
Common stock consideration	1,276
Cash paid	$1,100

Consolidation of Variable Interest Entity
Cash	$111
Available for sale investments	1,538
Prepaid expenses and other current assets	1
Property, Plant and Equipment	6,724
Other long-term assets	4
Total Assets	$8,378

Line of credit	$2,200
Current maturities of long-term debt	543
Accounts payable and accrued expenses	159
Long-term debt	4,771
Minority interest	705
Total Liabilities and Minority Interest	$8,378

Non-cash investing and financing activities:
Issuance of preferred stock for debt extinguishment		$6,618
Issuance of warrants in connection with loan refinancing		266
		$6,884

Acquisition of Audio Video Revolution, Inc.
Fair value of assets acquired		$262
Cash paid		$262

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2006 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”).  The accompanying unaudited consolidated financial statements have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The operating results for the three and six month periods ended February 28, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

Index

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

The Company’s Business Solutions segment reports revenue in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports revenue on a gross basis, the total amount billed to clients for service fees which includes health and welfare benefit plan fees, workers’ compensation insurance, unemployment insurance fees, and employment-related taxes. The Company reports revenue on a gross basis for such fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19.  The Company reports revenue on a net basis for the amount billed to clients for worksite employee salaries and wages. This accounting policy of reporting revenue net as an agent versus gross as a principal has no effect on gross profit, operating income, or net income.

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

Business Solutions services are performed by Professional Staff Management, Inc. and its affiliated entities (“PSM”), CSM, Inc. and its affiliated entities (“CSM”) and Precision Employee Management, LLC and its affiliated entities (“Precision”).

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

Index

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

Subsidiaries operating in the Electronics Integration segment include Kingston Sales Corporation (“Kingston”), Commercial Solutions, Inc. (“Commercial Solutions”) and Audio-Video Revolution, Inc. (“AVR”) and its affiliated entities.

Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

Cash and Equivalents: Cash and equivalents may include money market fund shares, bank time deposits, certificates of deposits, and other instruments with original maturities of three months or less.

Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued as collateral under its health and accident benefit program, its workers compensation program, and certain general insurance coverage related to the Company’s Business Solutions segment. At February 28, 2007, the Company had $3,217 in total restricted cash.  Of this, $1,725 is restricted for employer contributions to various health and accident benefit programs established under third party actuarial analysis, $1,250 is restricted for the Company’s workers compensation program in accordance with terms of its insurance carrier agreement, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.

Marketable Equity Securities: Marketable equity securities include common stocks classified as available for sale investments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair value based on current market quotations. Unrealized holding gains and losses, net of tax, are not included in "net income," but are accounted for as "other comprehensive income" and reflected as a separate component of the change in shareholders’ equity. The cost of securities used to compute realized gains and losses is based on specifically identified securities. The fair value of investment securities is determined by currently available market prices. Dividends on marketable equity securities are recognized in income when declared.

Accounts Receivable:  Accounts receivable is stated at the amount billable to customers. Accounts receivable are ordinarily due 30-60 days after the issuance of the invoice. The Company provides allowances for estimated doubtful accounts and for returns and sales allowances, based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of the accounts receivable. Delinquent receivables that are deemed uncollectible are written off based on individual credit evaluation and specific circumstances of the customer. The Company’s policy is not to accrue interest on past due trade receivables.

Index

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

The Company has elected to perform the annual impairment test of recorded goodwill and other indefinite-lived intangible assets as required by SFAS 142 as of the end of fiscal fourth quarter. The results of this annual impairment test indicated that the fair value of each of the reporting units as of August 31, 2006, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill and other indefinite-lived intangible assets were not subject to impairment. The Company determined that goodwill and certain intangible assets in its Wireless Infrastructure and Electronics Integration Segment were impaired as of February 28, 2007. Triggering events include (but not limited to) a) losses incurred within certain operating units b) downsizing of personnel c) disposal of fixed assets d) closing of regional offices and e) restructuring of management.

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

Stock-based Compensation: The Company accounts for stock-based compensation under the provisions of SFAS No. 123R.  The Company recognizes compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards.

Income per Common Share: Income per common share has been computed in accordance with SFAS No. 128, "Earnings per Share." Under SFAS 128, basic income per common share is computed based on net income applicable to common stock divided by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed based on net income applicable to common stock divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive common stock equivalents.

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

Index

Research and Development Costs: Research and development costs are expensed as incurred and totaled $162 and $126 for the three month periods ended February 28, 2007 and 2006, respectively.  Research and development costs totaled $289 and $241 for the six month periods ended February 28, 2007 and 2006, respectively.  Research and development expense is recorded in the Company’s Ultraviolet Technologies segment.

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

Debt and equity issuances may have features which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the case of preferred stock instruments.  No issuances have beneficial conversion terms as of February 28, 2007.

Self Insurance: The Company’s holding company and various subsidiaries have elected to act as a self-insurer for certain costs related to employee health programs. Costs resulting from non-insured losses are estimated and charged to income when incurred. The Company has purchased insurance which limits its annual exposure for individual claims to $70 and which limits its aggregate annual exposure to approximately $1,741.

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

NOTE 2 - ACQUISITIONS AND PRO FORMA RESULTS

Acquisitions

The Company acquired all membership units of Precision Employee Management and acquired certain assets and assumed certain liabilities through a unit purchase agreement entered into as of February 1, 2007 by and among Precision, an Arizona company, Tom Lickliter, Larry Bailliere, Charmaine Hayes, the Company, Carter Fortune and John Fisbeck. The Company’s acquisition of Precision enabled the Company to expand its geographic presence in the professional employment organization (“PEO”) marketplace. The purchase price of $2,376 includes cash paid by the Company of $1,100 and issuance of 305,883 shares of the Company’s common stock valued at the closing price of the Company’s stock on the date of purchase at $4.17 per share.

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of Precision at the acquisition date:

Assets
Cash	$381
Accounts receivable	51
Prepaids and other current assets	15
Property, plant and equipment, net	35
Goodwill	1,539
Intangible assets	770
Total Assets	2,791

Liabilities
Accounts payable	15
Accrued expenses and other liabilities	359
Debt	41
Total Liabilities	415
Net Assets	$2,376

Cash consideration	$1,100
Fair value of common stock consideration	1,276
$2,376

Index

Subsequent to February 28, 2007, the Company acquired Employer Solutions Group, Inc. as disclosed in Note 14, ‘Subsequent Events’.

Pro Forma Results

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the Precision acquisition described above and the AVR acquisition that was described in the Company’s prior periodic filings had been completed as of the beginning of the periods presented.  The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes.  No effect has been given to cost reductions or operating synergies in this presentation.  These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future.

	Three Month Period Ended		Six Month Period Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$33,835	$33,888	$76,115	$73,681

Operating income (loss)	$(6,219)	$924	$(4,549)	$2,299

Net income (loss) available to common shareholders	$(7,728)	$325	$(6,975)	$1,217

Basic income (loss) per common share	$(0.73)	$0.03	$(0.66)	$0.12

Diluted income (loss) per common share	$(0.63)	$0.03	$(0.57)	$0.11

NOTE 3 - INVESTMENTS IN MARKETABLE EQUITY SECURITIES

The amortized cost and approximate fair values of marketable equity securities held are summarized as follows:

	February 28,	August 31,
	2007	2006
	(Unaudited)	(Audited)
Amortized cost	$1,999	$1,297
Net unrealized loss	(285)	(16)
Estimated fair value	$1,714	$1,281

The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax asset or accumulated other comprehensive income.  There were no realized gains or losses from the sale of marketable equity securities for the three month period ended February 28, 2007.  There was $5 of realized gains from the sale of marketable securities for the three month period ended February 28, 2006.  There was $17 and $5 of realized gains from the sale of marketable equity securities for the six month period ended February 28, 2007 and 2006, respectively.  A total of $1,538 net of $308 of unrealized losses is included in marketable equity securities at February 28, 2007 related to shares of the Company’s stock held by a consolidated variable interest entity.

Index

NOTE 4 - ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Accounts receivable and contracts receivable are summarized as follows:

	February 28,	August 31,
	2007	2006
	(Unaudited)	(Audited)

Amounts currently due	$11,542	$13,856
Contracts in process
Progress billing	7,940	11,683
Retainages	1,381	1,606
	20,863	27,145

Less allowance for doubtful accounts and sales returns	(1,837)	(1,414)
	$19,026	$25,731

Long-term accounts receivable	$731	$1,276

NOTE 5 – CONTRACTS IN PROGRESS

Information related to contracts in progress is summarized as follows:

	February 28,	August 31,
	2007	2006
	(Unaudited)	(Audited)

Costs incurred on uncompleted contracts	$34,704	$36,700
Estimated earnings recognized to date on uncompleted contracts	7,215	7,416
	41,919	44,116

Less billings on uncompleted contracts	(42,139)	(41,584)

	$(220)	$2,532

The net amount is included in the accompanying consolidated balance sheets under the following captions:

	February 28,	August 31,
	2007	2006
	(Unaudited)	(Audited)

Costs and estimated earnings in excess of billings on uncompleted contracts	$2,207	$4,500
Billings in excess of costs and estimated earnings on uncompleted contracts	2,427	1,968

	$(220)	$2,532

Index

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including capital leases, are comprised of the following:

	February 28,	August 31,
	2007	2006
	(Unaudited)	(Audited)

Land	$1,496	$351
Building	7,709	1,540
Machinery and equipment	6,942	6,934
Research equipment	400	389
Office equipment	4,563	4,857
Vehicles	3,676	3,633
Leasehold improvements	338	316
	25,124	18,020

Less accumulated depreciation	(12,782)	(11,697)

	$12,342	$6,323

The provision for depreciation amounted to $617 and $378 for the three month periods ended February 28, 2007 and 2006, respectively.  The provision for depreciation amounted to $1,127 and $704 for the six month periods ended February 28, 2007 and 2006, respectively.  A total of $6,724 net of $546 of accumulated amortization is included in the property, plant and equipment at February 28, 2007 related to a consolidated variable interest entity.  A loss on disposal of assets totaling $411 was recorded for the three month period ended February 28, 2007 related to various office equipment disposals.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as recorded under SFAS 142, are summarized as follows:

	Wireless Infrastructure	Business Solutions	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Segment Totals

Goodwill at August 31, 2006	$1,497	$4,153	$152	$4,694	$1,488	$11,984

Goodwill acquired	-	1,540	-	-	-	1,540

Goodwill adjustment	(1,497)	-	-	-	(212)	(1,709)

Goodwill at February 28, 2007 (unaudited)	$-	$5,693	$152	$4,694	$1,276	$11,815

The total amount of goodwill that is deductible for tax purposes is $1,276 and $1,969 at February 28, 2006 and August 31, 2006, respectively.  The Company recognized impairment on certain goodwill in its Wireless Infrastructure segment of $1.5 million and its Electronics Integration segment of $0.2 million.

The following table sets forth the gross carrying amount and accumulated amortization of the Company's other intangible assets:

Index

	February 28, 2007 (Unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (in years)

Customer relationships	$3,584	$801	$2,783	10
Non-compete	200	48	152	10
Non-compete	1,485	595	890	5
Total	5,269	1,444	3,825	8

Tradename (not subject to amortization)	590	-	590

Total	$5,859	$1,444	$4,415

	August 31, 2006 (Audited)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (in years)

Customer relationships	$3,342	$675	$2,667	10
Non-compete	200	38	162	10
Non-compete	1,229	468	761	5
Non-compete	200	81	119	3
Total	4,971	1,262	3,709	8

Tradename (not subject to amortization)	590	-	590

Total	$5,561	$1,262	$4,299

Intangible asset amortization expense is $467 and $165 for the three month periods ended February 28, 2007 and 2006, respectively, which includes $277 and $4 of amortization related to loan origination fees, respectively.  Intangible asset amortization expense is $675 and $320 for the six month periods ended February 28, 2007 and 2006, respectively, which includes $339 and $18 of amortization related to loan origination fees, respectively.  The Company recognized impairment on certain intangible assets in its Wireless Infrastructure segment of $0.3 million. Management determined the assets were impaired based upon changes in management and evaluations of customer contracts resulting from incurred losses.

Amortization expense on intangible assets currently owned by the Company at February 28, 2007 for each of the next five fiscal years is as follows:

2007	$338
2008	682
2009	817
2010	378
2011	378
2012 and thereafter	1,232

Total	$3,825

Index

NOTE 8 - DEBT ARRANGEMENTS

The Company’s debt liabilities consisted of the following:

	February 28,	August 31,
	2007	2006
	(Unaudited)	(Audited)
Notes payable:

Revolving line of credit promissory note due August 31, 2008. Interest at LIBOR plus 1.75% or 1.50% upon achievement of certain financial performance criteria. The loan is secured by the business assets of the Company.	$5,911	$3,330

Term loan due in monthly installments of $167 plus interest at LIBOR plus 1.75% or 1.50% upon achievement of certain financial performance criteria through maturity date, August 31, 2011. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two majority shareholders (the Chairman of the Board and the CEO of the Company).	19,167	20,000

Various term notes due in monthly installments of $6, including interest at ranges from 4.9% to 9.03% through April 2010. The loans are secured by vehicles and equipment.	198	173

Convertible Term Note:

Convertible term note due in monthly installments of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan is guaranteed by the Company’s two majority shareholders.	6,586	7,500

Debt with shareholder:

Term note due in monthly installments of $3 including interest at 4.0% through September 2008. The loan is secured by vehicles and equipment.	45	63

Variable Interest Entity

Revolving line of credit promissory note due May 31, 2007. Interest at LIBOR plus 1.6%. The loan is secured by real estate and personal guarantees of the Company’s two majority shareholders.	2,200	-

Various term loans due in monthly installments totaling $44 plus interest at ranges from LIBOR plus 1.5% to LIBOR plus 1.6%. The loans mature at dates ranging from February 2009 through April 2011. The notes are secured by real estate and personal guarantees of the Company’s two majority shareholders.	5,314	-

Capital leases:

Various notes due in monthly installments of $5 including interest at ranges from 2.3% to 11.6% through June 2010. The loans are secured by computers and equipment.	55	101

Total debt	39,476	31,167

Less current maturities	(6,693)	(3,488)

Long-term portion of outstanding debt	$32,783	$27,679

Index

Fiscal year principal payments due on long-term debt outstanding (including convertible term note) at February 28, 2007 are approximately as follows:

2007	$4,891
2008	11,255
2009	7,420
2010	2,547
2011	2,000
2012 and thereafter	11,363

$39,476

Credit Facility Loan and Security Agreement

The Company maintains a $35,000 credit facility with Fifth Third Bank.  The facility includes a $20,000 term loan evidenced by a term loan note, which matures on August 31, 2011 and a $15,000 revolving line of credit promissory note, which matures on August 31, 2008. Availability under the revolving line of credit is the lesser of $15,000 or the borrowing base amount, which is calculated monthly as a percentage of the Company's eligible assets. Interest is charged on the loans at LIBOR plus 1.75%, which may be reduced to LIBOR plus 1.5% if the Company meets certain performance criteria.  The loans are secured by assets of the Company and the term loan is additionally secured by personal guarantees of the Company’s two majority shareholders (the Chairman of the Board of Directors and CEO).  The line of credit is secured by assets of the Company.  Outstanding borrowings on the line of credit amounted to $5,911 and $3,330 at February 28, 2007 and August 31, 2006, respectively.  Total unused borrowings under the line of credit amounted to $9,089 and $11,670 at February 28, 2007 and August 31, 2006, respectively.

Covenant terms of the Company’s loan agreement require the maintenance of certain ratios including debt (not including subordinated debt) to EBITDA and fixed charge coverage.  Additionally, the Company must maintain $1,000 in tangible net worth and the personal guarantor (the Company’s Chairman of the Board) of the agreement must meet certain liquidity tests.  As of February 28, 2007, the Company was not in compliance with certain covenants. The Company is currently in discussions with its bank to obtain a waiver related to these covenant violations.

Revolving Line of Credit – Variable Interest Entity

The VIE maintains a $2,200 revolving line of credit with Fifth Third Bank that matures on May 31, 2007. Interest is charged on the revolving line of credit at LIBOR plus 1.60%. The loan is secured by real estate assets and by personal guarantees of the Company’s two majority shareholders (the Chairman of the Board and the CEO of the Company).   Outstanding borrowings amounted to $2,200 at February 28, 2007.

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

Subject to the terms of the Note, the monthly principal and interest payments are payable in shares of the Company’s common stock if certain criteria are met as stated in the Note including that the average closing price of the Company’s common stock as reported by Bloomberg, L.P. for the five trading days immediately preceding the repayment date is greater than or equal to 109% of the conversion price of the Note, set in the Note at $5.50 per share (based upon the conversion price of $5.50, the average closing price required would be $6.00).  If the criteria are not met, the Company must pay that portion or all of the monthly principal payment in cash at a rate of 102% of the respective monthly amortization amounts.  The Company also has the option to postpone payment of any 12 principal payments due.  As of February 28, 2007, the Company has postponed eight of the monthly principal payments.  These deferred principal amounts will be due and payable, at the Company’s option, on any subsequent payment date or on the maturity date of the Note.

Index

Laurus also has the option to convert all or a portion of the amount owed under the Note into shares of the Company’s common stock at any time, at an initial fixed conversion price of $5.50 per share, subject to various limitations and adjustment described in the Note.  The Note is currently convertible into 1,197,521 shares of the Company’s common stock, excluding the conversion of any accrued interest.

NOTE 9 - INCOME TAXES

The reconciliation for 2007 and 2006 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income rate is as follows:

	February 28,	August 31,
	2007	2006
	(Unaudited)	(Audited)

Tax at U.S. Federal statutory rate	(34.0)%	34.0%
State and local taxes, net of federal benefit	(5.6)	5.6
Other	-	-
Change in valuation allowance	39.6	(78.6)
	0.0%	(39.0)%

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows:

	February 28,	August 31,
	2007	2006
	(Unaudited)	(Audited)
Current:
Federal	$(2,237)	$755
State	(368)	124
	(2,605)	879
Deferred:
Federal	477	(328)
State	78	(54)
	555	(382)

Change in valuation allowance	2,169	(920)

Net income tax (benefit)	$119	$(423)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

	February 28,	August 31,
	2007	2006
	(Unaudited)	(Audited)
Deferred Tax Assets:
Current:
Allowances for doubtful accounts and inventory	$840	$596
Accrued liabilities and other	767	900
Noncurrent:
Amortization of covenants	303	(84)
Depreciation	(176)	(233)
Net operating losses and other carryforwards	4,081	2,467
	5,815	3,646

Valuation allowance	(4,280)	(2,111)

	$1,535	$1,535

Index

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, at February 28, 2007, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative, management has determined that a $4,280 valuation allowance at February 28, 2007 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $2,169.  At February 28, 2007 the Company has federal net operating loss carryforwards of approximately $11,000 which expire between 2020 and 2027. The state tax operating loss carryforwards are approximately $14,000. The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period.  The Company's capital loss carryforward is approximately $900, which expires in the fiscal year ending August 31, 2007.  The Company also incurred net operating losses related to European operations that can be carried forward indefinitely.

NOTE 10 - PER SHARE DATA

The following presents the computation of basic income per common share and diluted income per common share:

	Three Month Period Ended		Six Month Period Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss) Available to Common Shareholders	$(7,755)	$316	$(7,029)	$1,163

Basic Income (Loss) Per Common Share	$(0.73)	$0.03	$(0.66)	$0.11

Basic weighted average number of common shares outstanding	10,628,219	10,559,843	10,576,185	10,559,843

Diluted Income Per Common Share:	$(0.63)	$0.03	$(0.57)	$0.10

Diluted weighted average number of common shares outstanding	12,281,760	12,067,814	12,240,371	11,472,267

At February 28, 2007, diluted shares represent 15,000 shares of common stock that could potentially be issued under the terms of restricted share unit agreements entered into as part of the Company’s Employee Stock Plan, 1,197,521 shares that could be issued pursuant to the Laurus convertible term note and 301,090 shares that underlie the outstanding warrants and stock compensation.

NOTE 11 - RELATED PARTY TRANSACTIONS

The following is a summary of related party amounts included in the consolidated financial statements at February 28, 2007 and 2006, respectively.

The Company maintains a note receivable with a subsidiary employee in connection with the acquisition of the subsidiary.  The note balance of $300 is secured by restricted stock and expires March 31, 2008.

The Company maintains an installment note payable for equipment and vehicle purchases by a shareholder.  The loan balance of $45 is secured by the assets and expires no later than September 1, 2008.  Interest expense is insignificant.

Index

The Company had borrowings under a long-term unsecured line of credit with the Company’s majority shareholder that was canceled and converted to preferred stock on November 30, 2005. Interest expense on the line of credit of $115 was recognized for the six month periods ended February 28, 2006.

Other Related Party Transactions

Shareholder Put / Call Agreements

As part of the merger agreements with PSM, the 1,350,000 shares of the Company’s common stock held by Harlan Schafir and certain PSM employees were subject to various option agreements that gave Mr. Schafir and the PSM employees the option to put any or all of the Company’s Stock received by them to a group of individuals including the Company’s majority shareholder or to the Company, according to the terms of these option agreements. The put price was dependent on PSM’s cumulative operating performance from October 1, 2003 through September 30, 2006. The total value of the puts was approximately $8,500 as the shares achieved their maximum put value. During the Company’s first fiscal quarter Mr. Schafir and the PSM employees exercised their put sale rights and sold all of their Company shares to Carter Fortune and John Fisbeck. 1,250,000 of the shares were priced at $6.00 per share and 100,000 of the shares were priced at $10.00 per share.

As part of the merger agreements with NorCote, the approximately 899,000 shares of the Company’s common stock held by Norman Wolcott, Jr. and the “Wolcott Trusts” were subject to various option agreements.  The agreements gave the holders the option to put some or all of the Company’s Stock received by them to the Company’s majority shareholder and the Company’s majority shareholder the option to call some or all of the Company’s Stock.  The put / call price was dependent on NorCote’s cumulative operating performance from July 1, 2003 through June 30, 2006.  The total value of the puts was approximately $2,742 .  On March 2, 2007 Mr. Fortune exercised his call rights from Mr. Wolcott and the Wolcott Trusts and pursuant to a related agreement Mr. Fisbeck purchased one-half of the shares. The approximately 899,000 shares were priced at $3.05 per share.

As part of the merger agreements with Magtech, the 28,450 shares of the Company’s common stock held by MGTS Corp. (“MGTS”) were subject to various option rights that gave MGTS the option to put any or all of the Company’s Stock received by them to the Company’s majority shareholder, according to the terms of the Magtech purchase agreement. The put price was dependent on Magtech’s cumulative operating performance from November 1, 2004 through October 31, 2006. The total value of the puts was approximately $250. On March 2, 2007 MGTS exercised their put sale rights and sold all of their Company shares to Carter Fortune and John Fisbeck. The 28,450 shares were priced at $10.00 per share.

Guarantees

A significant portion of the Company’s debt and surety bonds are personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer.

NOTE 12 – VARIABLE INTEREST ENTITY

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

The Company leases a total of six facilities from a consolidated variable interest entity, a related-party referenced earlier whose primary purpose is to own and lease these properties to the Company. The VIE has ownership of 384,500 shares of the Company’s stock and is wholly-owned by the Company’s Chairman of the Board and its Chief Executive Officer.  The VIE does not have any other significant assets.  Although the Company does not have direct ownership interests in the VIE, it is considered the primary beneficiary as interpreted by FIN 46R due to implicit interests generated from personal guarantees from the Company’s majority shareholders on certain debt instruments and leasing arrangements of the VIE.

The real estate owned by the VIE consists of land, buildings and building improvements, which were subject to mortgages under which the lender has no recourse to the Company.  The non-cash consolidation of the assets and liabilities of the variable interest entity at February 28, 2007, consisted of the following:

Index

Assets
Cash	$112
Marketable equity securities	1,538
Property and equipment	6,724
Other assets	4
$8,378

Liabilities and Members Equity
Line of credit	$2,200
Current maturities of long-term debt	543
Accounts payable and accrued expenses	159
Long-term debt, net of current maturities	4,771
7,673

Members equity	705

$8,378

For the three month period ended February 28, 2007, the consolidation of the VIE included income of $124 comprised of $358 in rental income, offset by a $142 charge to interest expense, a $50 charge to depreciation expense, and $42 in administrative and other miscellaneous expenses.  For the six month period ended February 28, 2007, the consolidation of the VIE included income of $163 comprised of $584 in rental income, offset by a $280 charge to interest expense, a $99 charge to depreciation expense, and $42 in administrative and other miscellaneous expenses.

NOTE 13 - SEGMENT INFORMATION

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

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions (1)	Infrastructure	Technologies	Integration	Total
3-Months Ended February 28, 2007
Revenue	$4,694	$13,462	$7,885	$2,913	$3,284	$32,238
Cost of revenue	4,717	11,197	6,689	1,838	3,269	27,710
Gross profit	(23)	2,265	1,196	1,075	15	4,528
Operating expenses
Selling, general and administrative	2,323	1,808	733	1,066	731	6,661
Depreciation and amortization	183	175	145	108	57	668
Impairment	1,815	-	-	-	212	2,027
Total operating expenses	4,321	1,983	878	1,174	1,000	9,356

Segment operating income (loss)	$(4,344)	$282	$318	$(99)	$(985)	$(4,828)

Index

	Holding	Consolidated	VIE	Segment
	Company	VIE	Elimination	Totals
3-Months Ended February 28, 2007 (continued)
Revenue	$-	$358	$(357)	$32,239
Cost of revenue	-	-	-	27,710
Gross profit (loss)	-	358	(357)	4,529
Operating expenses
Selling, general and administrative	1,335	43	(357)	7,682
Depreciation and amortization	367	49	-	1,084
Impairment	-	-	-	2,027
Total operating expenses	1,702	92	(357)	10,793

Segment operating income (loss)	$(1,702)	$266	$-	$(6,264)

(1) Gross billings of $106,493 less worksite employee payroll costs of $93,031.

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions (1)	Infrastructure	Technologies	Integration	Total
3-Months Ended February 28, 2006 (restated)
Revenue	$5,762	$11,325	$9,625	$2,882	$3,762	$33,356
Cost of revenue	4,049	8,155	8,908	1,816	2,894	25,822
Gross profit	1,713	3,170	717	1,066	868	7,534
Operating expenses
Selling, general and administrative	1,186	1,654	764	976	509	5,089
Depreciation and amortization	89	156	104	97	51	497
Total operating expenses	1,275	1,810	868	1,073	560	5,586

Segment operating income (loss)	$438	$1,360	$(151)	$(7)	$308	$1,948

	Holding	Consolidated	VIE	Segment
	Company	VIE	Elimination	Totals
3-Months Ended February 28, 2006 (continued, restated)
Revenue	$-	$-	$-	$33,356
Cost of revenue	-	-	-	25,822
Gross profit	-	-	-	7,534
Operating expenses
Selling, general and administrative	993	-	-	6,082
Depreciation and amortization	46	-	-	543
Total operating expenses	1,039	-	-	6,625

Segment operating income (loss)	$(1,039)	$-	$-	$909

(1) Gross billings of $77,496 less worksite employee payroll costs of $66,171.

Index

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions (1)	Infrastructure	Technologies	Integration	Total
6-Months Ended February 28, 2007
Revenue	$13,690	$25,092	$20,632	$5,962	$7,541	$72,917
Cost of revenue	11,249	20,378	17,932	3,561	6,500	59,620
Gross profit	2,441	4,714	2,700	2,401	1,041	13,297
Operating expenses
Selling, general and administrative	4,125	3,377	1,506	2,200	1,397	12,605
Depreciation and amortization	298	317	283	217	80	1,195
Impairment	1,815	-	-	-	212	2,027
Total operating expenses	6,238	3,694	1,789	2,417	1,689	15,827

Segment operating income (loss)	$(3,797)	$1,020	$911	$(16)	$(648)	$(2,530)

	Holding	Consolidated	VIE	Segment
	Company	VIE	Elimination	Totals
6-Months Ended February 28, 2007 (continued)
Revenue	$-	$584	$(578)	$72,923
Cost of revenue	-	-	-	59,620
Gross profit	-	584	(578)	13,303
Operating expenses
Selling, general and administrative	2,043	43	(578)	14,113
Depreciation and amortization	509	98	-	1,802
Impairment	-	-	-	2,027
Total operating expenses	2,552	141	(578)	17,942

Segment operating income (loss)	$(2,552)	$443	$-	$(4,639)

(1) Gross billings of $189,410 less worksite employee payroll costs of $164,318.

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions (1)	Infrastructure	Technologies	Integration	Total
6-Months Ended February 28, 2006 (restated)
Revenue	$12,586	$21,063	$23,727	$5,579	$6,844	$69,799
Cost of revenue	9,308	15,386	21,642	3,304	5,387	55,027
Gross profit	3,278	5,677	2,085	2,275	1,457	14,772
Operating expenses
Selling, general and administrative	2,346	3,035	1,480	2,010	981	9,852
Depreciation and amortization	158	310	206	190	82	946
Total operating expenses	2,504	3,345	1,686	2,200	1,063	10,798

Segment operating income (loss)	$774	$2,332	$399	$75	$394	$3,974

	Holding	Consolidated	VIE	Segment
	Company	VIE	Elimination	Totals
6-Months Ended February 28, 2006 (continued, restated)
Revenue	$-	$-	$-	$69,799
Cost of revenue	-	-	-	55,027
Gross profit	-	-	-	14,772
Operating expenses
Selling, general and administrative	1,687	-	-	11,539
Depreciation and amortization	78	-	-	1,024
Total operating expenses	1,765	-	-	12,563

Segment operating income (loss)	$(1,765)	$-	$-	$2,209

(1) Gross billings of $147,946 less worksite employee payroll costs of $126,883.

Index

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions	Infrastructure	Technologies	Integration	Total
As of February 28, 2007 (Unaudited)
Current Assets
Cash and equivalents	$86	$6,802	$(255)	$727	$(114)	$7,246
Restricted cash	-	3,217	-	-	-	3,217
Marketable equity securities	-	118	-	-	-	118
Accounts receivable, net	7,187	1,990	6,271	1,936	1,712	19,096
Costs and estimated earnings in excess of billings on uncompleted contracts	1,116	-	1,091	-	-	2,207
Inventory, net	81	16	3,481	1,794	1,511	6,883
Deferred tax asset	-	847	688	-	-	1,535
Prepaid expenses and other current assets	159	177	289	286	50	961
Total Current Assets	8,629	13,167	11,565	4,743	3,159	41,263

Other Assets
Property, plant & equipment, net	997	285	1,620	1,966	187	5,055
Accounts receivable - long term	-	-	731	-	-	731
Goodwill	-	5,692	152	4,695	1,276	11,815
Other intangible assets, net	-	3,808	-	607	-	4,415
Other long term assets	-	27	-	23	16	66
Total Other Assets	997	9,812	2,503	7,291	1,479	22,082

Total Assets	$9,626	$22,979	$14,068	$12,034	$4,638	$63,345

	Holding	Consolidated	Segment
	Company	VIE	Totals
As of February 28, 2007 (continued, Unaudited)
Current Assets
Cash and equivalents	$(64)	$112	$7,294
Restricted cash	-	-	3,217
Marketable equity securities	58	1,538	1,714
Accounts receivable, net	(70)	-	19,026
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	2,207
Inventory, net	-	-	6,883
Deferred tax asset	-	-	1,535
Prepaid expenses and other current assets	202	(96)	1,067
Total Current Assets	126	1,554	42,943

Other Assets
Property, plant & equipment, net	563	6,724	12,342
Accounts receivable - long term	-	-	731
Goodwill	-	-	11,815
Other intangible assets, net	-	-	4,415
Other long term assets	1,154	4	1,224
Total Other Assets	1,717	6,728	30,527

Total Assets	$1,843	$8,282	$73,470

Index

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions	Infrastructure	Technologies	Integration	Total
As of August 31, 2006 (Audited)
Current Assets
Cash and equivalents	$(791)	$4,308	$78	$594	$(187)	$4,002
Restricted cash	-	3,462	-	-	-	3,462
Marketable equity securities	-	1,246	-	-	-	1,246
Accounts receivable, net	9,632	1,858	10,701	1,884	2,260	26,335
Costs and estimated earnings in excess of billings on uncompleted contracts	2,269	-	2,231	-	-	4,500
Inventory, net	218	30	3,154	1,721	1,638	6,761
Deferred tax asset	-	876	659	-	-	1,535
Prepaid expenses and other current assets	255	623	424	286	22	1,610
Total Current Assets	11,583	12,403	17,247	4,485	3,733	49,451

Other Assets
Property, plant & equipment, net	1,311	448	1,686	1,997	299	5,741
Accounts receivable - long term	-	-	1,276	-	-	1,276
Goodwill	1,497	4,153	152	4,695	1,487	11,984
Other intangible assets, net	359	3,289	-	651	-	4,299
Other long term assets	-	28	-	14	87	129
Total Other Assets	3,167	7,918	3,114	7,357	1,873	23,429

Total Assets	$14,750	$20,321	$20,361	$11,842	$5,606	$72,880

	Holding	Consolidated	Segment
	Company	VIE	Totals
As of August 31, 2006 (continued, Audited)
Current Assets
Cash and equivalents	$(370)	$-	$3,632
Restricted cash	-	-	3,462
Marketable equity securities	35	-	1,281
Accounts receivable, net	(604)	-	25,731
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	4,500
Inventory, net	-	-	6,761
Deferred tax asset	-	-	1,535
Prepaid expenses and other current assets	312	-	1,922
Total Current Assets	(627)	-	48,824

Other Assets
Property, plant & equipment, net	582	-	6,323
Accounts receivable - long term	-	-	1,276
Goodwill	-	-	11,984
Other intangible assets, net	-	-	4,299
Other long term assets	1,450	-	1,579
Total Other Assets	2,032	-	25,461

Total Assets	$1,405	$-	$74,285

NOTE 14 – SUBSEQUENT EVENTS

On April 13, 2007, the Company entered into an agreement to acquire all of the outstanding shares of common stock of Employer Solutions Group, Inc. (“ESG”) of Odem, Utah for a purchase price of approximately $11,500. The terms of the agreement include the payment of $9.1 million cash to the shareholders of ESG and the issuance of 577,143 shares of the Company’s common stock. Vesting of 360,000 shares of the Common Stock issued is contingent upon achievement of certain financial performance measures by ESG and the resolution of certain debts that may be owed by ESG, as defined in the agreement. ESG is a full service PEO. The acquisition was financed through borrowings under the existing credit facility and the acquisition will be accounted for as a stock purchase.

Index

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

Index

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

Business Solutions Segment

The Business Solutions segment provides full-service human resource services through PEO relationships.  Business Solutions services are performed by Professional Staff Management, Inc. and its affiliated entities (“PSM”), CSM, Inc. and its affiliated entities (“CSM”) and Precision Employee Management, LLC (“Precision”) and its affiliated entities.  PSM was acquired in October 2003, CSM was acquired in April 2005 and Precision was acquired in February 2007.  Our PEOs provide services typically managed by a company’s internal human resources and accounting departments, including payroll and tax processing and management, worker’s compensation and risk management, benefits administration, unemployment administration, human resource compliance services, 401k and retirement plan administration and employee assessments.  Clients represent a wide variety of industries from healthcare, professional services, manufacturing logistics, telemarketing to blue collar services. Combined, these organizations provide co-employment services to approximately 10,000 employees in 44 states.

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

Index

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

RESULTS OF OPERATIONS:  COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2007 AND FEBRUARY 28, 2006

Executive Overview of Financial Results

Results of operations for the three month period ended February 28, 2007 and 2006 are as follows:

	Revenue for the		Operating income for the
	3-months ended February 28,		3-months ended February 28,
	2007	2006	2007	2006
	(Dollars in thousands)
Wireless Infrastructure	$4,694	$5,762	$(4,344)	$438
Business Solutions	13,462	11,325	282	1,360
Transportation Infrastructure	7,885	9,625	318	(151)
Ultraviolet Technologies	2,913	2,882	(99)	(7)
Electronics Integration	3,284	3,762	(985)	308
Holding Company	-	-	(1,702)	(1,039)
Variable Interest Entity	358	-	266	-
Variable Interest Entity Elimination	(357)	-	-	-
Segment Totals	$32,239	$33,356	$(6,264)	$909

Net Income (Loss) Available to Common Shareholders			$(7,755)	$316

Index

Results of operations for the six month period ended February 28, 2007 and 2006 are as follows:

	Revenue for the		Operating income for the
	6-months ended February 28,		6-months ended February 28,
	2007	2006	2007	2006
	(Dollars in thousands)
Wireless Infrastructure	$13,690	$12,586	$(3,797)	$774
Business Solutions	25,092	21,063	1,020	2,332
Transportation Infrastructure	20,632	23,727	911	399
Ultraviolet Technologies	5,962	5,579	(16)	75
Electronics Integration	7,541	6,844	(648)	394
Holding Company	-	-	(2,552)	(1,765)
Variable Interest Entity	584	-	443	-
Variable Interest Entity Elimination	(578)	-	-	-
Segment Totals	$72,923	$69,799	$(4,639)	$2,209

Net Income (Loss) Available to Common Shareholders			$(7,029)	$1,163

Net loss available to common stock shareholders was $7.755 million or ($0.63) per diluted share on revenue of $32.239 million for the three month period ended February 28, 2007 compared with net income of $0.316 million or $0.03 per diluted share on revenue of $33.356 million for the three month period ended February 28, 2006.  This represents a 3% decrease in revenue and a 2,554% percent decrease in net income.

Net loss available to common stock shareholders was $7.029 million or ($0.57) per diluted share on revenue of $72.923 million for the six month period ended February 28, 2007 compared with net income of $1.163 million or $0.10 per diluted share on revenue of $69.799 million for the six month period ended February 28, 2006.  This represents a 4% increase in revenue and a 704% percent decrease in net income.

The following factors contributed to the decrease in net income available to common stock shareholders for the three and six month periods ended February 28, 2007:

•	Operating losses in the Wireless Infrastructure segment were due to a delay in the release of new work from our customers.
o
Management has taken the following steps to improve operating performance in this segment: i) initiated management team changes; ii) aligned asset and labor base with market conditions; and iii) evaluated geographic footprint and customer contracts;

•	Operating losses in the Electronics Integration segment were due to labor and inventory cost overages, within one operating unit.
o
Management has taken the following steps to improve operating performance in this segment: i) initiated management team changes; ii) aligned asset and labor base in line with market conditions; iii) evaluated and adjusted ongoing customer contract negotiations and purchasing procedures;

•
Additional charges incurred by the Company related to the disposal of fixed assets, write down of inventory to fair market value and impairment of goodwill and other intangible assets as a result of the management changes and losses incurred within the Wireless Infrastructure and Electronics Integration segments.

•	Gross profit decreases in the Business Solutions segment due to higher claims expense in the health and workers compensation insurance programs.

Results by segment are described in further details as follows:

Wireless Infrastructure

Wireless Infrastructure segment operating results for the three and six month periods ended February 28, 2007 and 2006 are as follows:

Index

	Three Month Period Ended				Six Month Period Ended
	February 28, 2007		February 28, 2006		February 28, 2007		February 28, 2006
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$4,694	100%	$5,762	100%	$13,690	100%	$12,586	100%
Cost of revenues	4,717	100.5%	4,049	70.3%	11,249	82.2%	9,308	74.0%
Gross profit (loss)	(23)	-0.5%	1,713	29.7%	2,441	17.8%	3,278	26.0%

Operating expenses
Selling, general and administrative	2,323	49.5%	1,186	20.6%	4,125	30.1%	2,346	18.6%
Depreciation and amortization	183	3.9%	89	1.5%	298	2.2%	158	1.3%
Impairment	1,815	38.7%	-	0.0%	1,815	13.3%	-	0.0%
Total operating expenses	4,321	92.1%	1,275	22.1%	6,238	45.6%	2,504	19.9%

Segment operating income (loss)	$(4,344)	-92.6%	$438	7.6%	$(3,797)	-27.7%	$774	6.1%

Revenue

Revenue for the three month period ended February 28, 2007 was $4.694 million compared to $5.762 million for the three month period ended February 28, 2006, a decrease of $1.068 million or 19%. The decrease in revenue was due mainly to a slow-down in additional work procured from existing customers within the site acquisition, construction and technical services divisions.  The decrease in revenue was offset somewhat by additional work procured from existing customers, price increases, geographic expansion and new customer contracts in the engineering division.

Revenue for the six month period ended February 28, 2007 was $13.690 million compared to $12.586 million for the six month period ended February 28, 2006, an increase of $1.104 million or 9%. The increase in revenue was due mainly to additional work procured in the Company’s first fiscal quarter from existing customers, price increases and geographic expansion mainly in the construction and engineering divisions, offset by revenue decreases within the site acquisition and technical service divisions.

Gross Profit

Gross profit for the three month period ended February 28, 2007 was ($0.023) million, representing (0.5)% of revenue, compared to $1.713 million representing 30% of revenue for the three month period ended February 28, 2006, a decrease of $1.736 million or 101%. Gross profit for the six month period ended February 28, 2007 was $2.441 million, representing 18% of revenue, compared to $3.278 million representing 26% of revenue for the six month period ended February 28, 2006, a decrease of $0.837 million or 26%. Gross profit and gross profit as a percentage of revenue decreased due mainly to slow management reaction to the industry slow-down in release of work in the Company’s second fiscal quarter, resulting in excess labor costs.

Management has taken the following steps in the Company’s fiscal third quarter to improve operating performance in this division: i) initiated management team changes; ii) aligned asset and labor base with market conditions; and iii) evaluated geographic footprint and customer contracts.

Operating Income

Operating loss for the three month period ended February 28, 2007 was $4.344 million, compared to operating income of $0.438 million for the three month period ended February 28, 2006, a decrease of $4.782 million or 1,092%. Operating loss for the six month period ended February 28, 2007 was $3.797 million, compared to operating income of $0.774 million for the six month period ended February 28, 2006, a decrease of $4.571 million or 591%. Operating income decreased due to slow management reaction to the industry slow-down in release of work, resulting in excess overhead costs and the impairment of certain receivables, inventory, fixed assets, goodwill and other intangible assets.

Business Solutions

Business Solutions segment operating results for the three and six month periods ended February 28, 2007 and 2006 are as follows:

Index

	Three Month Period Ended				Six Month Period Ended
	February 28, 2007		February 28, 2006		February 28, 2007		February 28, 2006
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$13,462	100%	$11,325	100%	$25,092	100%	$21,063	100%
Cost of revenues	11,197	83.2%	8,155	72.0%	20,378	81.2%	15,386	73.0%
Gross profit	2,265	16.8%	3,170	28.0%	4,714	18.8%	5,677	27.0%

Operating expenses
Selling, general and administrative	1,808	13.4%	1,654	14.6%	3,377	13.5%	3,035	14.4%
Depreciation and amortization	175	1.3%	156	1.4%	317	1.3%	310	1.5%
Total operating expenses	1,983	14.7%	1,810	16.0%	3,694	14.7%	3,345	15.9%

Segment operating income	$282	2.1%	$1,360	12.0%	$1,020	4.1%	$2,332	11.1%

Revenue

Revenue for the three month period ended February 28, 2007 was $13.462 million, compared to $11.325 million for the three month period ended February 28, 2006, an increase of $2.137 million or 19%. Revenue for the six month period ended February 28, 2007 was $25.092 million, compared to $21.063 million for the six month period ended February 28, 2006, an increase of $4.029 million or 19%. Revenue increased due mainly to the acquisition of Precision, an increase in the customer base and increase in employees at several existing customers.  As such, administrative fees, workers compensation premiums, employee benefit premiums and income taxes collected have increased.

Gross Profit

Gross profit for the three month period ended February 28, 2007 was $2.265 million, representing 17% of revenue, compared to $3.170 million, representing 28% of revenue for the three month period ended February 28, 2006, a decrease of ($0.905) million or 29%.  Gross profit for the six month period ended February 28, 2007 was $4.714 million, representing 19% of revenue, compared to $5.677 million, representing 27% of revenue for the six month period ended February 28, 2006, a decrease of ($0.963) million or 17%. Gross profit and gross profit as a percentage of revenue decreased due mainly to higher health and workers compensation claims related to our insurance programs.

Operating Income

Operating income for the three month period ended February 28, 2007 was $0.282 million, compared to $1.360 million for the three month period ended February 28, 2006, a decrease of ($1.078) million or 79%.  Operating income for the six month period ended February 28, 2007 was $1.020 million, compared to $2.332 million for the six month period ended February 28, 2006, a decrease of ($1.312) million or 56%.  Operating income decreased due to the decrease in gross profits discussed above.  Operating expenses increased due to the acquisition of Precision.

Transportation Infrastructure

Transportation Infrastructure segment operating results for the three and six month periods ended February 28, 2007 and 2006 are as follows:

	Three Month Period Ended				Six Month Period Ended
	February 28, 2007		February 28, 2006		February 28, 2007		February 28, 2006
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$7,885	100%	$9,625	100%	$20,632	100%	$23,727	100%
Cost of revenues	6,689	92.6%	8,908	86.9%	17,932	86.9%	21,642	91.2%
Gross profit	1,196	7.4%	717	13.1%	2,700	13.1%	2,085	8.8%

Operating expenses
Selling, general and administrative	733	7.9%	764	7.3%	1,506	7.3%	1,480	6.2%
Depreciation and amortization	145	1.1%	104	1.4%	283	1.4%	206	0.9%
Total operating expenses	878	9.0%	868	8.7%	1,789	8.7%	1,686	7.1%

Segment operating income (loss)	$318	-1.6%	$(151)	4.4%	$911	4.4%	$399	1.7%

Index

Revenue

Revenue for the three month period ended February 28, 2007 was $7.885 million compared to $9.625 million for the three month period ended February 28, 2006, a decrease of ($1.740) million or 18%. Revenue for the six month period ended February 28, 2007 was $20.632 million compared to $23.727 million for the six month period ended February 28, 2006, a decrease of ($3.095) million or 13%. Revenue decreased due primarily to the completion of several long-term contracts and due to the loss of a maintenance contract to a competitor in one of the geographic areas where the Company operates.

Gross Profit

Gross profit for the three month period ended February 28, 2007 was $1.196 million, representing 15% of revenue, compared to $0.717 million representing 7% of revenue for the three month period ended February 28, 2006, an increase of $0.479 million or 67%. Gross profit for the six month period ended February 28, 2007 was $2.700 million, representing 13% of revenue, compared to $2.085 million representing 9% of revenue for the six month period ended February 28, 2006, an increase of $0.615 million or 29%. Gross profit and gross profit as a percentage of revenue increased mainly due to the prior year’s unfavorable job closings due to increased costs in one operating division.

Operating Income

Operating income for the three month period ended February 28, 2007 was $0.318 million, compared to an operating loss of $0.151 million for the three month period ended February 28, 2006, an increase of $0.469 million or 311%. Operating income for the six month period ended February 28, 2007 was $0.911 million, compared to $0.399 million for the six month period ended February 28, 2006, an increase of $0.512 million or 128%. Operating income increased due mainly to the gross profit increase discussed above offset somewhat by increased employee benefit costs in the first quarter 2007.

Ultraviolet Technologies

Ultraviolet Technologies segment operating results for the three and six month periods ended February 28, 2007 and 2006 are as follows:

	Three Month Period Ended				Six Month Period Ended
	February 28, 2007		February 28, 2006		February 28, 2007		February 28, 2006
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$2,913	100%	$2,882	100%	$5,962	100%	$5,579	100%
Cost of revenues	1,838	63.1%	1,816	63.0%	3,561	59.7%	3,304	59.2%
Gross profit	1,075	36.9%	1,066	37.0%	2,401	40.3%	2,275	40.8%

Operating expenses
Selling, general and administrative	1,066	36.6%	976	33.9%	2,200	36.9%	2,010	36.0%
Depreciation and amortization	108	3.7%	97	3.4%	217	3.6%	190	3.4%
Total operating expenses	1,174	40.3%	1,073	37.2%	2,417	40.5%	2,200	39.4%

Segment operating income (loss)	$(99)	-3.4%	$(7)	-0.2%	$(16)	-0.3%	$75	1.3%

Revenue

Revenue for the three month period ended February 28, 2007 were $2.913 million compared to $2.882 million for the three month period ended February 28, 2006, an increase of $0.031 million or 1%. Revenue increased due mainly to increased domestic sales of POP/ decal inks.

Revenue for the six month period ended February 28, 2007 were $5.962 million compared to $5.579 million for the six month period ended February 28, 2006, an increase of $0.383 million or 7%. Revenue increased due mainly to increased domestic sales of nameplate inks and POP/ decal inks.

Gross Profit

Gross profit for the three month period ended February 28, 2007 was $1.075 million representing 37% of revenue, compared to $1.066 million representing 37% of revenue for the three month period ended February 28, 2006, relatively unchanged. Gross profit for the six month period ended February 28, 2007 was $2.401 million representing 40% of revenue, compared to $2.275 million representing 41% of revenue for the six month period ended February 28, 2006, an increase of $0.126 million or 6%.  Gross profit increased slightly due to revenue increases above.

Index

Operating Income

Operating loss for the three month period ended February 28, 2007 was $0.099 million, compared to $0.007 million for the three month period ended February 28, 2006, a decrease of $0.092 million or 1314%. Operating loss for the six month period ended February 28, 2007 was $0.016 million, compared to operating income of $0.075 m illion for the six month period ended February 28, 2006, a decrease of $0.091 million or 121%. The increase in operating expense was due mainly to an increase in research and development and product testing costs .

Electronics Integration

Electronics Integration segment operating results for the three and six month periods ended February 28, 2007 and 2006 are as follows:

	Three Month Period Ended				Six Month Period Ended
	February 28, 2007		February 28, 2006		February 28, 2007		February 28, 2006
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$3,284	100%	$3,762	100%	$7,541	100%	$6,844	100%
Cost of revenues	3,269	99.5%	2,894	76.9%	6,500	86.2%	5,387	78.7%
Gross profit	15	0.5%	868	23.1%	1,041	13.8%	1,457	21.3%

Operating expenses
Selling, general and administrative	731	22.3%	509	13.5%	1,397	18.5%	981	14.3%
Depreciation and amortization	57	1.7%	51	1.4%	80	1.1%	82	1.2%
Impairment	212	6.5%	-	0.0%	212	2.8%	-	0.0%
Total operating expenses	1,000	30.5%	560	14.9%	1,689	22.4%	1,063	15.5%

Segment operating income (loss)	$(985)	-30.0%	$308	8.2%	$(648)	-8.6%	$394	5.8%

Revenue

Revenue for the three month period ended February 28, 2007 was $3.284 million compared to $3.762 million for the three month period ended February 28, 2006, a decrease of $0.478 million or 13%. Revenue decreased due mainly to a lower volume of sales of television products.

Revenue for the six month period ended February 28, 2007 was $7.541 million compared to $6.844 million for the six month period ended February 28, 2006, an increase of $0.697 million or 10%. Revenue increased due mainly to new customer sales in the Company’s first fiscal quarter.

Gross Profit

Gross profit for the three month period ended February 28, 2007 was $0.015 million representing 0.5% of revenue, compared to $0.868 million representing 23% of revenue for the three month period ended February 28, 2006, a decrease of $0.853 million or 98%.  Gross profit for the six month period ended February 28, 2007 was $1.041 million representing 14% of revenue, compared to $1.457 million representing 21% of revenue for the six month period ended February 28, 2006, a decrease of $0.416 million or 29%. Gross profit decreased primarily due to labor and inventory cost overages, mainly on a large commercial contract, within one operating unit.

Management has taken the following steps to improve operating performance in this division: i) initiated management team changes; ii) aligned asset and labor base with market conditions; iii) evaluated and adjusted ongoing customer contract negotiations and purchasing procedures.

Operating Income

Operating loss for the three month period ended February 28, 2007 was $0.985 million, compared to operating income of $0.308 million for the three month period ended February 28, 2006, a decrease of $1.293 million or 420%. Operating loss for the six month period ended February 28, 2007 was $0.648 million, compared to operating income of $0.394 million for the six month period ended February 28, 2006, a decrease of $1.042 million or 264%. The decrease in operating income was due to the decreases in gross profit discussed above as well as an increase in estimates related to the allowance for bad debt and impairment of goodwill.

Index

Holding Company

Operating Expense

The Holding Company does not have any income producing operating assets. As such, the operating loss was equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the three month period ended February 28, 2007 were $1.702 million, compared to $1.039 million for the three month period ended February 28, 2006, an increase of $0.663 million or 64%.  Operating expenses for the six month period ended February 28, 2007 were $2.552 million, compared to $1.765 million for the six month period ended February 28, 2006, an increase of $0.787 million or 45%.  The increase was due to an increase in executive level compensation, rent expense on the corporate building, and depreciation expense related to capital expenditures, as well as accelerated amortization of debt services costs related to the Company’s convertible term note.

Interest Expense

Interest expense was $0.808 million for the three month period ended February 28, 2007, compared to $0.598 million for the three month period ended February 28, 2006, an increase of $0.210 million or 35%. Interest expense was $1.655 million for the six month period ended February 28, 2007, compared to $1.142 million for the six month period ended February 28, 2006, an increase of $0.513 million or 45%.  The three month period increase was primarily due to additional borrowing under the Company’s credit facility, interest on the Company’s convertible term note, and interest expense of $0.142 million and $0.279 million for the three and six month periods ended February 28, 2007 related to the VIE.

Income Taxes

The Company recorded a 100% valuation allowance on additions to deferred tax assets due to uncertainty regarding future profitability of the Company based on  the current year loss. In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company's overall statutory tax rate for 2007 would not have a material effect in the carrying value of the net deferred tax assets or liabilities.

Variable Interest Entity

The Company leases a total of six facilities from a consolidated variable interest entity, whose primary purpose is to own and lease these properties to the Company. The VIE has ownership of 384,500 shares of the Company’s stock and is wholly-owned by the Company’s Chairman of the Board of Directors and Chief Executive Officer.  The VIE does not have any other significant assets. For the three month period ended February 28, 2007, the consolidation of the VIE comprised of $0.358 million in rental income, offset by a $0.142 million charge to interest expense, a $0.049 million charge to depreciation expense, and $0.042 administrative and other miscellaneous expenses.  For the six month period ended February 28, 2007, the consolidation of the VIE comprised of $0.584 million in rental income, offset by a $0.279 million charge to interest expense, a $0.098 million charge to depreciation expense, a $0.043 million administrative and other miscellaneous expenses.

Refer to Note 12 of the accompanying consolidated financial statements for detailed information regarding the variable interest entity.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents, marketable equity securities and proceeds from debt borrowings.  We had $7.358 million (excluding $0.112 million variable interest entity cash and $1.538 million variable interest entity investments in marketable equity securities) at February 28, 2007 and $4.913 million of cash and equivalents and marketable equity securities at August 31, 2006.

Index

We had working capital of $19.729 million (excluding variable interest entity working capital which includes cash and investments in marketable equity securities of $1.650 million and current debt of $2.902 million) at February 28, 2007 compared with $23.383 million at August 31, 2006. The decrease in working capital was due mainly to the decrease in accounts receivable.  Current assets are comprised primarily of cash and equivalents, net accounts receivable, marketable equity securities, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts.

Total debt at February 28, 2007 was $31.962 million (excluding debt borrowed under a variable interest entity of $7.514 million), which includes a $6.586 million convertible term note, $5.911 million borrowed under our line of credit, a $19.167 million term note, and various equipment loans.  Total debt at August 31, 2006 was $31.167 million.  Total unused borrowings under the line of credit were approximately $9.1 million and $11.7 million at February 28, 2007 and August 31, 2006, respectively.  The various debt agreements contain restrictive covenants which limit, among other things, certain mergers and acquisitions, redemptions of common stock, and payment of dividends. In addition, we must meet certain financial ratios.  Total capital expenditures were approximately $0.5 million and $0.8 million for the three month period ended February 28, 2007 and 2006, respectively.  Total capital expenditures were approximately $0.8 million and $1.4 million for the six month period ended February 28, 2007 and 2006, respectively.  Sources of funds for this expansion have mainly been from additional borrowings from the bank.

As of February 28, 2007, the Company was not in compliance with certain bank debt covenants. The Company is currently in discussions with its bank to obtain a waiver related to these covenant violations.

Cash Flows

Cash flows provided by operations for the six month period ended February 28, 2007 were $3.384 million as compared to $0.461 million for the six month period ended February 28, 2006. This increase in operating cash flows was due mainly to increased collections of outstanding accounts receivables.

Net cash flow used in investing activities was $0.364 million for the six month period ended February 28, 2007 compared to $1.674 million for the six month period ended February 28, 2006.  The increase was due mainly to the sale of marketable securities and a decrease in capital expenditures mainly in our Wireless Infrastructure and Transportation Infrastructure segments.

Net cash flow provided by financing activities was $0.507 million for the six month period ended February 28, 2007 compared to $1.632 million for the six month period ended February 28, 2006.  The decrease was mainly the result of less borrowing used to finance operations and investing uses of cash.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations as of February 28, 2007:

	Payments Due By
Contractual obligation	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(Dollars in thousands)
Long-term debt and capital lease obligations	$31,963	$5,557	$13,737	$12,669	$-
Variable interest entity debt	7,513	2,702	4,383	428	-
Operating lease (1)	6,020	3,659	1,905	312	144

Total	$45,496	$11,918	$20,025	$13,409	$144

(1)
Operating leases represent the total future minimum lease payments, and are mainly comprised of lease obligations between the Company and the VIE.  This operating lease expense is eliminated in the Company’s consolidated statement of operations.

Index

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

Transactions with Related Parties

We have entered into various acquisition agreements over the past three years which contain option agreements or rights between the sellers of the acquired entities and our majority shareholder, Mr. Carter Fortune, related to the Company’s stock provided as consideration under the acquisitions.  The option agreements provide for put/ call options on the Company’s common stock held by the sellers.  As more fully described in Note 11 of the accompanying consolidated financial statements, Harlan Schafir, certain PSM employees and MGTS exercised their put sale rights to Carter Fortune during the three months ended February 28, 2007.  Additionally, Carter Fortune exercised his call purchase rights and both he and John Fisbeck completed the purchase of shares of Company stock from Norman G. Wolcott, Jr. and The Wolcott Trusts on March 3, 2007.

We lease a total of six facilities from a consolidated variable interest entity as described earlier in this filing. The variable interest entity’s primary purpose is to own and lease these properties to the Company. The limited liability company does not have any other significant assets.  Effective, September 1, 2006, the Company elected to consolidate the limited liability company through its evaluation of Financial Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R").

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

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under health insurance and workers compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this situation were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of February 28, 2007, we had approximately $3.2 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.

Payment and Performance Bonds

Within our Wireless Infrastructure and Transportation Infrastructure segments, certain customers, particularly in connection with new construction, require us to post payment or performance bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or fail to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, we have posted letters of credit in the amount of $5.0 million in favor of the surety and, with the consent of our lender under our credit facility; we have granted security interests in certain of our assets to collateralize our obligations to the surety. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future. As of February 28, 2007, an aggregate of approximately $52.0 million in original face amount of bonds issued by the surety were outstanding.

Index

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on its variable rate line of credit and convertible term note as described in Note 8 to the consolidated financial statements.  Approximately 99% of the Company’s debt as of February 28, 2007 bears interest at variable rates. Based on amounts outstanding at February 28, 2007, if the interest rate on the Company’s variable debt were to increase by 1.0%, annual interest expense would increase by approximately $0.4 million.

Cash and cash equivalents as of February 28, 2007 was $7.294 million and is primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on the Company’s investments would not have had a material effect on net income for the three or six month periods ended February 28, 2007. We do not currently utilize any derivative financial instruments to hedge interest rate risks.

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our European, Singapore, and Chinese foreign subsidiaries. A hypothetical 10% adverse change in the foreign currency translation would not have had a material effect on net income for the three or six month periods ended February 28, 2007. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on February 28, 2007 in providing reasonable assurance that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that (i) additional accounting personnel were needed both at the parent company level and at certain subsidiaries at February 28, 2007 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures. The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel. Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced. Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.

PART II--OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is not involved in any legal proceedings or claims that management believes will have a material adverse effect on the Company's business or financial condition.

Index

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On or about February 1, 2007 the Company issued 258,824 shares and 47,059 contingent shares of the Company’s common stock among William Lickliter, Lawrence Baillere and Charmaine Hayes as consideration for and in conjunction with the acquisition of Precision Employee Management, LLC. The Company claimed an exemption under Section 4(2) of the Securities Exchange Act of 1933 for this issuance.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

The following exhibits are included herein:

3.1	Second Amendment and Restated Code of Bylaws amended on December 20, 2006. (1)
31.1	Rule 15d-14(a) Certification of CEO
31.2	Rule 15d-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 27, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortune Industries, Inc.
(Registrant)

Date: April 16, 2007	By: /s/ John F. Fisbeck
John F. Fisbeck,
Chief Executive Officer

Date: April 16, 2007	By: /s/ Amy Gallo
Amy Gallo,
Chief Financial Officer