Form 10-Q
period 2007-05-31
FORTUNE INDUSTRIES, INC.
filed 2007-07-16
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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
Yes ☐ No ☒

As of July 16, 2007, 10,822,607 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.
FORM 10-Q
For The Quarterly Period Ended May 31, 2007

Index

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	May 31, 2007 (Unaudited)	August 31, 2006 (Audited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$9,085	$3,632
Restricted cash	4,612	3,462
Marketable equity securities (Note 3)	1,594	1,281
Accounts receivable, net (Note 4)	19,218	25,731
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 5)	2,335	4,500
Inventory, net	6,855	6,761
Deferred tax asset (Note 9)	1,535	1,535
Prepaid expenses and other current assets	1,579	1,922
Total Current Assets	46,813	48,824

OTHER ASSETS
Property, plant & equipment, net (Note 6)	12,465	6,323
Long-term accounts receivable (Note 4)	872	1,276
Goodwill (Note 7)	18,596	11,984
Other intangible assets, net (Note 7)	7,751	4,299
Other long-term assets	1,129	1,579
Total Other Assets	40,813	25,461

TOTAL ASSETS	$87,626	$74,285

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	May 31, 2007 (Unaudited)	August 31, 2006 (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt (Note 8)	$2,252	$2,124
Current maturities of convertible term note (Note 8)	1,818	1,364
Variable interest entity line of credit (Note 8)	2,200	-
Variable interest entity current maturities of long-term debt (Note 8)	504	-
Accounts payable	6,112	9,324
Health and workers' compensation reserves	6,450	3,363
Accrued expenses	8,611	5,449
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 5)	1,753	1,968
Other current liabilities	2,921	1,849
Total Current Liabilities	32,621	25,441

LONG-TERM LIABILITIES
Line of credit (Note 8)	12,931	3,330
Long-term debt, less current maturities (Note 8)	16,935	18,213
Convertible term note (Note 8)	4,086	6,136
Variable interest entity long-term debt, less current maturities (Note 8)	4,684	-
Other long-term liabilities	215	215
Total Long-Term Liabilities	38,851	27,894

Total Liabilities	71,472	53,335

MINORITY INTEREST IN VARIABLE INTEREST ENTITY	840	-

SHAREHOLDERS' EQUITY
Common stock, $0.10 par value; 150,000,000 authorized; 10,822,607 and 10,522,722 issued and outstanding at May 31, 2007 and August 31, 2006, respectively	1,142	1,053
Preferred stock, $0.10 par value; 1,000,000 authorized; 66,180 issued and outstanding at May 31, 2007 and August 31, 2006	6,618	6,618
Additional paid-in capital and warrants outstanding	20,212	17,633
Accumulated deficit	(12,902)	(4,518)
Accumulated other comprehensive income	244	164
Total Shareholders' Equity	15,314	20,950

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$87,626	$74,285

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Month Period Ended		Nine Month Period Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
REVENUES
Service revenues	$24,727	$13,558	$55,372	$41,979
Product revenues	17,559	25,910	59,837	67,288
TOTAL REVENUES	42,286	39,468	115,209	109,267

COST OF REVENUES
Service cost of revenues	20,341	10,794	44,629	30,927
Product cost of revenues	13,916	21,104	49,248	55,998
TOTAL COST OF REVENUES	34,257	31,898	93,877	86,925

GROSS PROFIT	8,029	7,570	21,332	22,342

OPERATING EXPENSES
Selling, general and administrative expenses	7,702	6,182	21,815	17,721
Depreciation and amortization	613	596	2,415	1,620
Impairment (Note 1)	-	-	2,027	-
Total Operating Expenses	8,315	6,778	26,257	19,341

OPERATING INCOME (LOSS)	(286)	792	(4,925)	3,001

OTHER INCOME (EXPENSE)
Interest income	115	116	302	258
Interest expense	(843)	(649)	(2,498)	(1,791)
Gain (loss) on investments in marketable securities, net (Note 3)	(25)	3	(8)	8
Gain (loss) on disposal of assets	40	-	(371)	-
Exchange rate gain	20	15	11	12
Other income	82	13	94	69
Total Other Income (Expense)	(611)	(502)	(2,470)	(1,444)

INCOME (LOSS) BEFORE MINORITY INTEREST IN VARIABLE INTEREST ENTITY	(897)	290	(7,395)	1,557

Minority Interest in Variable Interest Entity (Note 12)	309	-	473	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,206)	290	(7,868)	1,557

Provision for income taxes (Note 9)	25	23	144	44

NET INCOME (LOSS)	(1,231)	267	(8,012)	1,513

Preferred stock dividends	124	124	372	207

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(1,355)	$143	$(8,384)	$1,306

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.12)	$0.01	$(0.78)	$0.12

Basic weighted average shares outstanding	11,417,748	10,549,953	10,810,765	10,556,546

DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.10)	$0.01	$(0.67)	$0.11

Diluted weighted average shares outstanding	13,221,883	12,218,422	12,463,326	11,725,290

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-in Capital and Warrants Outstanding	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders'Equity	Comprehensive Income

BALANCE AT AUGUST 31, 2006	$1,053	$6,618	$17,633	$(4,518)	$164	$20,950
Net income (loss)	-	-	-	(8,012)	-	(8,012)	(8,012)
Issuance of 883,026 shares of common stock for acquisitions	88	-	2,531	-	-	2,619	$-
Issuance of 10,000 shares of common stock for compensation	1	-	48	-	-	49	$-
Preferred Stock Dividends	-	-	-	(372)	-	(372)	-
Foreign currency translation adjustments, net of tax	-	-	-	-	49	49	49
Unrealized gains on investments, net of tax	-	-	-	-	23	23	23
Reclassification adjustments for realized gains & losses included in net income, net of tax	-	-	-	-	8	8	8

Total comprehensive income (loss)	-	-	-	-	-	-	$(7,932)

BALANCE AT MAY 31, 2007	$1,142	$6,618	$20,212	$(12,902)	$244	$15,314

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Month Period Ended
	May 31,2007	May 31,2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(8,012)	$1,513
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,415	1,620
Provision for losses on accounts receivable	342	(120)
(Gain) loss on sale of investments	8	(8)
Loss on disposal of assets	506	-
Stock based compensation	49	-
Impairment on intangible assets	2,027	-
Changes in certain operating assets and liabilities:
Restricted cash	(1,150)	(138)
Accounts receivable	7,472	861
Costs and estimated earnings in excess of billings on uncompleted contracts	2,165	(3,462)
Inventory, net	(94)	616
Prepaid assets and other current assets	2,779	286
Other long-term assets	435	(274)
Accounts payable	(3,784)	1,000
Health and workers' compensation reserves	1,242	(753)
Accrued expenses and other current liabilities	1,117	(2,337)
Billings in excess of costs and estimated earnings on uncompleted contracts	(215)	198
Other long-term liabilities	-	15
Net Cash Provided by (Used in) Operating Activities	7,302	(983)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(905)	(2,139)
Sale (purchase) of marketable securities, net	1,225	(24)
Acquisition of productive assets and businesses, net of cash received	(8,397)	(262)
Net Cash Used in Investing Activities	(8,077)	(2,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under line of credit	9,601	(1,387)
Payments on long-term debt	(1,479)	(2,089)
Borrowings (payments) from convertible debentures	(1,596)	6,808
Dividends on preferred stock	(372)	(207)
Net Cash Provided by Financing Activities	6,154	3,125

Consolidation of variable interest entity cash	25	-

Effect of exchange rate changes on cash	49	66

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	5,453	(217)

CASH AND EQUIVALENTS
Beginning of Period	3,632	3,787

End of Period	$9,085	$3,570

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Month Period Ended

	May 31, 2007	May 31, 2006

SUPPLEMENTAL DISCL OSURES
Interest paid	$1,921	$1,679

Income taxes paid	$134	$44

Unrealized net gain (loss) on marketable equity securities	$23	$(149)

Acquisition of Employer Solutions Group, Inc.
Fair value of assets acquired	$11,524
Common stock consideration	2,424
Cash paid	$9,100

Acquisition of Precision Employee Management, LLC
Fair value of assets acquired	$2,376
Common stock consideration	1,276
Cash paid	$1,100

Consolidation of Variable Interest Entity
Cash	$25
Available for sale investments	1,515
Prepaid expenses	10
Property, plant and equipment	6,675
Other long-term assets	3
Total Assets	$8,228

Line of credit	$2,200
Current maturities of long-term debt	504
Long-term debt	4,684
Minority interest	840
Total Liabilities and Minority Interest	$8,228

Non-cash investing and financing activities:
Issuance of preferred stock for debt extinguishment		$6,618
Issuance of warrants in connection with loan refinancing		266
		$6,884

Acquisition of Audio Video Revolution, Inc.
Fair value of assets acquired		$262
Cash paid		262
Liabilities recorded		$-

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2006 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”).  The accompanying unaudited consolidated financial statements have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The operating results for the three and nine month periods ended May 31, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

Business Solutions services are performed by Professional Staff Management, Inc. and its affiliated entities (“PSM”), CSM, Inc. and its affiliated entities (“CSM”), Employer Solutions Group, LLC and its affiliated entities (“ESG”) and Precision Employee Management, LLC and its affiliated entities (“Precision”).

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

Ultraviolet Technologies products are manufactured by Nor-Cote and subsidiaries.

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

Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued as collateral under its health and accident benefit program, its workers compensation program, and certain general insurance coverage related to the Company’s Business Solutions segment. At May 31, 2007, the Company had $4,612 in total restricted cash.  Of this, $1,725 is restricted for employer contributions to various health and accident benefit programs established under third party actuarial analysis, $2,645 is restricted for various workers compensation programs in accordance with terms of insurance carrier agreements, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.

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

Index

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

Research and Development Costs: Research and development costs are expensed as incurred and totaled $179 and $131 for the three month periods ended May 31, 2007 and 2006, respectively.  Research and development costs totaled $468 and $372 for the nine month periods ended May 31, 2007 and 2006, respectively.  Research and development expense is recorded in the Company’s Ultraviolet Technologies segment.

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

Debt and equity issuances may have features which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the case of preferred stock instruments.  No issuances have beneficial conversion terms as of May 31, 2007.

Self Insurance: The Company’s holding company and various subsidiaries have elected to act as a self-insurer for certain costs related to employee health programs. Costs resulting from non-insured losses are estimated and charged to income when incurred. The Company has purchased insurance which limits its annual exposure for individual claims to $70 and which limits its aggregate annual exposure to approximately $1,270.

The Company’s PSM subsidiary maintains a loss-sensitive worksite employees’ health and accident benefit program. Under the insurance policy, PSM’s self-funded liability is limited to $180 per employee, with an aggregate liability limit of approximately $13,410. The aggregate liability limits are adjusted monthly, based on the number of participants.

Workers’ Compensation: The Company’s PSM, CSM and ESG subsidiaries maintain partially self-funded workers’ compensation insurance programs. Under the insurance policies established at each company, PSM and CSM’s deductible liability is limited to $250 per incident, with an aggregate liability limit of approximately $1,740 and ESG’s deductible liability is limited to $750 per incident, with no aggregate liability limit.

New Accounting Policies

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows companies to choose to measure certain financial instruments and other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect this statement to have a material impact on its financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities.  SFAS 157 only applies when other standards require or permit the fair value measurement of assets and liabilities and does not expand the use of fair value to new circumstances. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect this statement to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 - ACQUISITIONS AND PRO FORMA RESULTS

Acquisitions

Employer Solutions Group, LLC.

The Company acquired all membership units of ESG and acquired certain assets and assumed certain liabilities through a unit purchase agreement entered into effective March 1, 2007 by and among ESG, a Utah company, Craig Allred, Dee Henderson, Garth Allred, David Dyches, Kurt Robinson and Kira Reisch, the Company, Carter Fortune and John Fisbeck. The Company’s acquisition of ESG enabled the Company to expand its geographic presence in the professional employment organization (“PEO”) marketplace.  The purchase price of approximately $11,520 includes cash paid by the Company of $9,100 and issuance of 577,143 shares of the Company’s common stock valued at the closing price of the Company’s stock on the date of purchase at $4.20 per share.

Index

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of ESG at the acquisition date:

Assets
Cash	$2,502
Restricted Cash	1,223
Accounts receivable	1,250
Prepaids and other current assets	1,199
Property, plant and equipment, net	386
Goodwill	6,781
Intangible assets	3,640
Total Assets	16,981

Liabilities
Accounts payable	557
Health and workers compensation reserves	1,708
Accrued expenses and other liabilities	2,903
Debt	289
Total Liabilities	5,457
Net Assets	$11,524

Cash consideration	$9,100
Fair value of common stock consideration	2,424
$11,524

Precision Employee Management, LLC

The Company acquired all membership units of Precision and acquired certain assets and assumed certain liabilities through a unit purchase agreement entered into as of February 1, 2007 by and among Precision, an Arizona company, Tom Lickliter, Larry Bailliere, Charmaine Hayes, the Company, Carter Fortune and John Fisbeck. The Company’s acquisition of Precision enabled the Company to expand its geographic presence in the PEO marketplace.  The purchase price of $2,376 includes cash paid by the Company of $1,100 and issuance of 305,883 shares of the Company’s common stock valued at the closing price of the Company’s stock on the date of purchase at $4.17 per share.

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
$2,376

Index

Pro Forma Results

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the ESG and Precision acquisitions described above and the AVR acquisition that was described in the Company’s prior periodic filings had been completed as of the beginning of the periods presented.  The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes.  No effect has been given to cost reductions or operating synergies in this presentation.  These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future.

	Three Month Period Ended		Nine month Period Ended
	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$42,286	$48,359	$135,117	$123,749

Operating income (loss)	$(286)	$979	$(5,743)	$3,507

Net income (loss) available to common shareholders	$(1,355)	$332	$(9,075)	$1,827

Basic income (loss) per common share	$(0.12)	$0.03	$(0.84)	$0.17

Diluted income (loss) per common share	$(0.10)	$0.03	$(0.73)	$0.16

NOTE 3 - INVESTMENTS IN MARKETABLE EQUITY SECURITIES

The amortized cost and approximate fair values of marketable equity securities held are summarized as follows:

	May 31, 2007 (Unaudited)	August 31, 2006 (Audited)
Amortized cost	$1,925	$1,297
Net unrealized loss	(331)	(16)
Estimated fair value	$1,594	$1,281

The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax asset or accumulated other comprehensive income.  There was ($25) and $3 of realized gains and losses from the sale of marketable securities for the three month period ended May 31, 2007 and 2006, respectively.  There was ($8) and $8 of realized gains and losses from the sale of marketable equity securities for the nine month period ended May 31, 2007 and 2006, respectively.  A total of $1,515 net of $331 of unrealized losses is included in marketable equity securities at May 31, 2007 related to shares of the Company’s stock held by a consolidated variable interest entity.

Index

NOTE 4 - ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Accounts receivable and contracts receivable are summarized as follows:

	May 31,	August 31,
	2007	2006
	(Unaudited)	(Audited)

Amounts currently due	$12,453	$13,856
Contracts in process
Progress billing	7,166	11,683
Retainages	1,355	1,606
	20,974	27,145
Less allowance for doubtful accounts and sales returns	(1,756)	(1,414)

	$19,218	$25,731

Long-term accounts receivable	$872	$1,276

NOTE 5 – CONTRACTS IN PROGRESS

Information related to contracts in progress is summarized as follows:

	May 31,	August 31,
	2007	2006
	(Unaudited)	(Audited)

Costs incurred on uncompleted contracts	$22,648	$36,700
Estimated earnings recognized to date on uncompleted contracts	5,808	7,416
	28,456	44,116
Less billings on uncompleted contracts	(27,874)	(41,584)
	$582	$2,532

The net amount is included in the accompanying consolidated balance sheets under the following captions:

	May 31,	August 31,
	2007	2006
	(Unaudited)	(Audited)

Costs and estimated earnings in excess of billings on uncompleted contracts	$2,335	$4,500
Billings in excess of costs and estimated earnings on uncompleted contracts	1,753	1,968
	$582	$2,532

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including capital leases, are comprised of the following:

	May 31, 2007 (Unaudited)	August 31, 2006 (Audited)

Land	$1,496	$351
Building	7,830	1,540
Machinery and equipment	6,944	6,934
Research equipment	423	389
Office equipment	5,301	4,857
Vehicles	3,480	3,633
Leasehold improvements	339	316
	25,813	18,020
Less accumulated depreciation	(13,347)	(11,697)
	$12,465	$6,323

Index

The provision for depreciation amounted to $516, of which $290 is included in cost of revenues for the three month period ended May 31, 2007 and $434 for the three month period ended May 31, 2006.  The provision for depreciation amounted to $1,643, of which $290 is included in cost of revenues for the nine month period ended May 31, 2007 and $1,138 for the nine month period ended May 31, 2006.  Gains and losses on disposal of assets totaling $40 and ($371) was recorded for the three and nine month periods ended May 31, 2007, respectively, related to various office equipment and vehicle disposals.  A total of $6,675 net of $595 of accumulated amortization is included in the property, plant and equipment at May 31, 2007 related to a consolidated variable interest entity.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as recorded under SFAS 142, are summarized as follows:

	Wireless Infrastructure	Business Solutions	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Segment Totals

Goodwill at August 31, 2006	$1,497	$4,153	$152	$4,694	$1,488	$11,984
Goodwill acquired	-	8,321	-	-	-	8,321
Goodwill adjustment	(1,497)	-	-	-	(212)	(1,709)
Goodwill at May 31, 2007 (unaudited)	$-	$12,474	$152	$4,694	$1,276	$18,596

The total amount of goodwill that is deductible for tax purposes is $9,597 and $1,969 at May 31, 2007 and August 31, 2006, respectively.  The Company recognized impairment on certain goodwill in its Wireless Infrastructure segment of $1,497 and its Electronics Integration segment of $212 in the nine months ended May 31, 2007.

The following table sets forth the gross carrying amount and accumulated amortization of the Company's other intangible assets:

	May 31, 2007 (Unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (in years)

Customer relationships	$6,037	$962	$5,075	10
Non-compete	200	53	147	10
Non-compete	930	47	884	8.5
Non-compete	1,742	686	1,056	5
Total	8,909	1,748	7,161	8
Tradename (not subject to amortization)	590	-	590
Total	$9,499	$1,748	$7,751

Index

	August 31, 2006 (Audited)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (in years)

Customer relationships	$3,342	$675	$2,667	10
Non-compete	200	38	162	10
Non-compete	1,229	468	761	5
Non-compete	200	81	119	3
Total	4,971	1,262	3,709	8
Tradename (not subject to amortization)	590	-	590
Total	$5,561	$1,262	$4,299

Intangible asset amortization expense is $387 and $162 for the three month periods ended May 31, 2007 and 2006, respectively, which includes $83 and $3 of amortization related to loan origination fees, respectively.  Intangible asset amortization expense is $1,062 and $482 for the nine month periods ended May 31, 2007 and 2006, respectively, which includes $422 and $16 of amortization related to loan origination fees, respectively.  The Company recognized impairment on certain intangible assets in its Wireless Infrastructure segment of $308 in the nine month period ended May 31, 2007.  Management determined the assets were impaired based upon changes in management and evaluations of customer contracts resulting from incurred losses.

Amortization expense on intangible assets currently owned by the Company at May 31, 2007 for each of the next five fiscal years is as follows:

2007	$297
2008	1,195
2009	1,205
2010	942
2011	942
2012 and thereafter	2,580
Total	$7,161

NOTE 8 - DEBT ARRANGEMENTS

The Company’s debt liabilities consisted of the following:

	May 31,	August 31,
	2007	2006
	(Unaudited)	(Audited)

Notes payable:

Revolving line of credit promissory note due August 31, 2008. Interest at LIBOR plus 1.75% or 1.50% upon achievement of certain financial performance criteria. The loan is secured by the business assets of the Company.	$12,931	$3,330

Term loan due in monthly installments of $167 plus interest at LIBOR plus 1.75% or 1.50% upon achievement of certain financial performance criteria through maturity date, August 31, 2011. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two majority shareholders (the Chairman of the Board and the CEO of the Company).	18,667	20,000

Various term notes due in monthly installments of $13, including interest at ranges from 4.9% to 9.03% through April 2010. The loans are secured by vehicles and equipment.	364	173

Convertible Term Note:

Convertible term note due in monthly installments of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan is guaranteed by the Company’s two majority shareholders.	5,904	7,500

Debt with shareholder:

Term note due in monthly installments of $3 including interest at 4.0% through September 2008. The loan is secured by vehicles and equipment.	36	63

Variable Interest Entity

Revolving line of credit promissory note due September 30, 2007. Interest at LIBOR plus 1.6%. The loan is secured by real estate and personal guarantees of the Company’s two majority shareholders.	2,200	-

Various term loans due in monthly installments totaling $44 plus interest at ranges from LIBOR plus 1.5% to LIBOR plus 1.6%. The loans mature at dates ranging from February 2009 through April 2011. The notes are secured by real estate and personal guarantees of the Company’s two majority shareholders.	5,188	-

Capital leases:

Various notes due in monthly installments of $6 including interest at ranges from 2.3% to 11.6% through June 2010. The loans are secured by computers and equipment.	120	101
Total debt	45,410	31,167
Less current maturities	(6,774)	(3,488)
Long-term portion of outstanding debt	$38,636	$27,679

Index

Fiscal year principal payments due on long-term debt outstanding (including convertible term note) at May 31, 2007 are approximately as follows:

2007	$1,377
2008	20,587
2009	8,438
2010	2,548
2011	2,000
2012 and thereafter	10,460
$45,410

Index

Credit Facility Loan and Security Agreement

The Company maintains a $35,000 credit facility with Fifth Third Bank.  The facility includes a $20,000 term loan evidenced by a term loan note, which matures on August 31, 2011 and a $15,000 revolving line of credit promissory note, which matures on August 31, 2008. Availability under the revolving line of credit is the lesser of $15,000 or the borrowing base amount, which is calculated monthly as a percentage of the Company's eligible assets. Interest is charged on the loans at LIBOR plus 1.75%, which may be reduced to LIBOR plus 1.5% if the Company meets certain performance criteria.  The line of credit and term loan are secured by assets of the Company and the term loan is additionally secured by personal guarantees of the Company’s two majority shareholders (the Chairman of the Board of Directors and CEO).  Outstanding borrowings on the line of credit amounted to $12,931 and $3,330 at May 31, 2007 and August 31, 2006, respectively.  Total unused borrowings under the line of credit amounted to $2,069 and $11,670 at May 31, 2007 and August 31, 2006, respectively.

Covenant terms of the Company’s loan agreement require the maintenance of certain ratios including debt (not including subordinated debt) to EBITDA and fixed charge coverage.  Additionally, the Company must maintain $1,000 in tangible net worth and the personal guarantor (the Company’s Chairman of the Board) of the agreement must meet certain liquidity tests.  The Company has in place secondary financing options in the event a waiver is not obtained.

Revolving Line of Credit – Variable Interest Entity

The VIE maintains a $2,200 revolving line of credit with Fifth Third Bank that matures on September 30, 2007. Interest is charged on the revolving line of credit at LIBOR plus 1.60%. The loan is secured by real estate assets and by personal guarantees of the Company’s two majority shareholders (the Chairman of the Board and the CEO of the Company).   Outstanding borrowings amounted to $2,200 at May 31, 2007.

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

Subject to the terms of the Note, the monthly principal and interest payments are payable in shares of the Company’s common stock if certain criteria are met as stated in the Note including that the average closing price of the Company’s common stock as reported by Bloomberg, L.P. for the five trading days immediately preceding the repayment date is greater than or equal to 109% of the conversion price of the Note, set in the Note at $5.50 per share (based upon the conversion price of $5.50, the average closing price required would be $6.00).  If the criteria are not met, the Company must pay that portion or all of the monthly principal payment in cash at a rate of 102% of the respective monthly amortization amounts.  The Company also has the option to postpone payment of any 12 principal payments due.  As of May 31, 2007, the Company has postponed eight of the monthly principal payments.  These deferred principal amounts will be due and payable, at the Company’s option, on any subsequent payment date or on the maturity date of the Note.

Laurus also has the option to convert all or a portion of the amount owed under the Note into shares of the Company’s common stock at any time, at an initial fixed conversion price of $5.50 per share, subject to various limitations and adjustment described in the Note.  The Note is currently convertible into 1,073,554 shares of the Company’s common stock, excluding the conversion of any accrued interest.

Index

NOTE 9 - INCOME TAXES

The reconciliation for 2007 and 2006 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income rate is as follows:

	May 31, 2007 (Unaudited)	August 31, 2006 (Audited)

Tax at U.S. Federal statutory rate	(34.0)%	34.0%
State and local taxes, net of federal benefit	(5.6)	5.6
Other	-	-
Change in valuation allowance	39.6	(78.6)
	0.0%	(39.0)%

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows:

	May 31, 2007 (Unaudited)	August 31, 2006 (Audited)
Current:
Federal	$(2,616)	$755
State	(431)	124
	(3,047)	879
Deferred:
Federal	834	(328)
State	138	(54)
	972	(382)
	2
Change in valuation allowance	2,219	(920)

Net income tax (benefit)	$144	$(423)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

	May 31, 2007 (Unaudited)	August 31, 2006 (Audited)
Deferred Tax Assets:
Current:
Allowances for doubtful accounts and inventory	$808	$596
Accrued liabilities and other	1,373	900
Noncurrent:
Amortization of covenants	270	(84)
Depreciation	(301)	(233)
Net operating losses and other carryforwards	3,715	2,467
	5,865	3,646

Valuation allowance	(4,330)	(2,111)

	$1,535	$1,535

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, at May 31, 2007, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative, management has determined that a $4,330 valuation allowance at May 31, 2007 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $2,075.  At May 31, 2007 the Company has federal net operating loss carryforwards of approximately $12,200 which expire between 2020 and 2027. The state tax operating loss carryforwards are approximately $14,900.  The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period.  The Company's capital loss carryforward is approximately $900, which expires in the fiscal year ending August 31, 2007.  The Company also incurred net operating losses related to European operations that can be carried forward indefinitely.

Index

NOTE 10 - PER SHARE DATA

The following presents the computation of basic income per common share and diluted income per common share:

	Three Month Period Ended		Nine month Period Ended
	May 31, 2007 (Unaudited)	May 31, 2006 (Unaudited)	May 31, 2007 (Unaudited)	May 31, 2006 (Unaudited)

Net Income (Loss) Available to Common Shareholders	$(1,355)	$143	$(8,384)	$1,306

Basic Income (Loss) Per Common Share	$(0.12)	$0.01	$(0.78)	$0.12

Basic weighted average number of common shares outstanding	11,417,748	10,549,953	10,810,765	10,556,546

Diluted Income Per Common Share:	$(0.10)	$0.01	$(0.67)	$0.11

Diluted weighted average number of common shares outstanding	13,221,883	12,218,422	12,463,326	11,725,290

At May 31, 2007, diluted shares represent 15,000 shares of common stock that could potentially be issued under the terms of restricted share unit agreements entered into as part of the Company’s Employee Stock Plan, 1,073,554 shares that could be issued pursuant to the Laurus convertible term note and 301,090 shares that underlie the outstanding warrants and stock compensation.

NOTE 11 - RELATED PARTY TRANSACTIONS

The following is a summary of related party amounts included in the consolidated financial statements at May 31, 2007 and 2006, respectively.

The Company maintains a note receivable with a subsidiary employee in connection with the acquisition of the subsidiary.  The note balance of $300 is secured by restricted stock and expires March 31, 2008.

The Company maintains an installment note payable for equipment and vehicle purchases by the Company’s Chairman of the Board.  The loan balance of $36 is secured by the assets and expires no later than September 1, 2008.  Interest expense is insignificant.

The Company had borrowings under a long-term unsecured line of credit with the Company’s majority shareholder that was canceled and converted to preferred stock on November 30, 2005. Interest expense on the line of credit of $115 was recognized for the nine month periods ended May 31, 2006.

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

Index

As part of the merger agreements with Nor-Cote, the approximately 899,000 shares of the Company’s common stock held by Norman Wolcott, Jr. and the Norman G. Wolcott, Sr. and Lucile H. Wolcott Revocable Trust of 1995 “Wolcott Trusts” were subject to various option agreements.  The agreements gave the holders the option to put some or all of the Company’s stock received by them to the Company’s majority shareholder and the Company’s majority shareholder the option to call some or all of the Company’s stock.  The put / call price was dependent on Nor-Cote’s cumulative operating performance from July 1, 2003 through June 30, 2006.  The total maximum value of the puts was approximately $2,742.  On March 3, 2007 Mr. Fortune exercised his call rights from Mr. Wolcott and the Wolcott Trusts and pursuant to a related agreement Mr. Fisbeck purchased one-half of the shares. The approximately 899,000 shares were priced at $3.05 per share.

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

The real estate owned by the VIE consists of land, buildings and building improvements, which were subject to mortgages under which the lender has no recourse to the Company.  The non-cash consolidation of the assets and liabilities of the variable interest entity at May 31, 2007, consisted of the following:

Assets
Cash	$25
Marketable equity securities	1,515
Prepaid expenses	10
Property, plant and equipment	6,675
Other assets	3
$8,228

Liabilities and Members Equity
Line of credit	$2,200
Current maturities of long-term debt	504
Long-term debt, net of current maturities	4,684
7,388

Members equity	840
$8,228

Index

For the three month period ended May 31, 2007, the consolidation of the VIE included income of $309 comprised of $470 in rental income, offset by a $103 charge to interest expense, a $50 charge to depreciation expense, and $8 in administrative and other miscellaneous expenses.  For the nine month period ended May 31, 2007, the consolidation of the VIE included income of $473 comprised of $1,054 in rental income, offset by a $382 charge to interest expense, a $148 charge to depreciation expense, and $51 in administrative and other miscellaneous expenses.

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

	Wireless Infrastructure	Business Solutions (1)	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
3-Months Ended May 31, 2007
Revenue	$5,100	$22,012	$8,882	$3,378	$2,912	$42,284
Cost of revenue	3,621	18,590	7,664	1,950	2,432	34,257
Gross profit	1,479	3,422	1,218	1,428	480	8,027
Operating expenses
Selling, general and administrative	1,455	3,010	787	1,226	557	7,035
Depreciation and amortization	48	347	4	6	18	423
Impairment	-	-	-	-	-	-
Total operating expenses	1,503	3,357	791	1,232	575	7,458

Segment operating income (loss)	$(24)	$65	$427	$196	$(95)	$569

	Holding Company	Consolidated VIE	VIE Elimination	Segment Totals
3-Months Ended May 31, 2007 (continued)
Revenue	$-	$470	$(468)	$42,286
Cost of revenue	-	-	-	34,257
Gross profit	-	470	(468)	8,029
Operating expenses
Selling, general and administrative	1,127	8	(468)	7,702
Depreciation and amortization	140	50	-	613
Impairment	-	-	-	-
Total operating expenses	1,267	58	(468)	8,315

Segment operating income (loss)	$(1,267)	$412	$-	$(286)

(1) Gross billings of $156,933 less worksite employee payroll costs of $134,922.

Index

	Wireless Infrastructure	Business Solutions (1)	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
3-Months Ended May 31, 2006 (restated)
Revenue	$6,922	$11,123	$15,144	$3,297	$2,982	$39,468
Cost of revenue	5,685	8,793	13,187	1,824	2,409	31,898
Gross profit	1,237	2,330	1,957	1,473	573	7,570
Operating expenses
Selling, general and administrative	1,555	1,533	811	1,103	789	5,791
Depreciation and amortization	113	158	128	98	21	518
Total operating expenses	1,668	1,691	939	1,201	810	6,309

Segment operating income (loss)	$(431)	$639	$1,018	$272	$(237)	$1,261

	Holding Company	Consolidated VIE	VIE Elimination	Segment Totals
3-Months Ended May 31, 2006 (continued, restated)
Revenue	$-	$-	$-	$39,468
Cost of revenue	-	-	-	31,898
Gross profit	-	-	-	7,570
Operating expenses
Selling, general and administrative	391	-	-	6,182
Depreciation and amortization	78	-	-	596
Total operating expenses	469	-	-	6,778

Segment operating income (loss)	$(469)	$-	$-	$792

(1) Gross billings of $69,689 less worksite employee payroll costs of $58,566.

	Wireless Infrastructure	Business Solutions (1)	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
9-Months Ended May 31, 2007
Revenue	$18,790	$47,103	$29,514	$9,340	$10,454	$115,201
Cost of revenue	14,870	38,968	25,596	5,511	8,932	93,877
Gross profit	3,920	8,135	3,918	3,829	1,522	21,324
Operating expenses
Selling, general and administrative	5,580	6,387	2,293	3,426	1,954	19,640
Depreciation and amortization	346	664	287	223	98	1,618
Impairment	1,815	-	-	-	212	2,027
Total operating expenses	7,741	7,051	2,580	3,649	2,264	23,285

Segment operating income (loss)	$(3,821)	$1,084	$1,338	$180	$(742)	$(1,961)

	Holding Company	Consolidated VIE	VIE Elimination	Segment Totals
9-Months Ended May 31, 2007 (continued)
Revenue	$-	$1,054	$(1,046)	$115,209
Cost of revenue	-	-	-	93,877
Gross profit	-	1,054	(1,046)	21,332
Operating expenses
Selling, general and administrative	3,170	51	(1,046)	21,815
Depreciation and amortization	649	148	-	2,415
Impairment	-	-	-	2,027
Total operating expenses	3,819	199	(1,046)	26,257

Segment operating income (loss)	$(3,819)	$855	$-	$(4,925)

(1) Gross billings of $346,343 less worksite employee payroll costs of $299,240.

Index

	Wireless Infrastructure	Business Solutions (1)	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
9-Months Ended May 31, 2006 (restated)
Revenue	$19,508	$32,186	$38,871	$8,876	$9,826	$109,267
Cost of revenue	14,993	24,179	34,829	5,128	7,796	86,925
Gross profit	4,515	8,007	4,042	3,748	2,030	22,342
Operating expenses
Selling, general and administrative	3,901	4,568	2,291	3,113	1,770	15,643
Depreciation and amortization	271	469	334	288	103	1,465
Total operating expenses	4,172	5,037	2,625	3,401	1,873	17,108

Segment operating income (loss)	$343	$2,970	$1,417	$347	$157	$5,234

	Holding Company	Consolidated VIE	VIE Elimination	Segment Totals
9-Months Ended May 31, 2006 (continued, restated)
Revenue	$-	$-	$-	$109,267
Cost of revenue	-	-	-	86,925
Gross profit	-	-	-	22,342
Operating expenses
Selling, general and administrative	2,078	-	-	17,721
Depreciation and amortization	155	-	-	1,620
Total operating expenses	2,233	-	-	19,341

Segment operating income (loss)	$(2,233)	$-	$-	$3,001

(1) Gross billings of $217,635 less worksite employee payroll costs of $185,449.

	Wireless Infrastructure	Business Solutions	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
As of May 31, 2007 (Unaudited)
Current Assets
Cash and equivalents	$(42)	$8,309	$256	$619	$(15)	$9,127
Restricted cash	-	4,612	-	-	-	4,612
Marketable equity securities	-	10	-	-	-	10
Accounts receivable, net	5,135	3,236	7,528	2,068	1,360	19,327
Costs and estimated earnings in excess of billings on uncompleted contracts	1,353	-	982	-	-	2,335
Inventory, net	78	24	3,551	1,794	1,408	6,855
Deferred tax asset	-	876	659	-	-	1,535
Prepaid expenses and other current assets	232	650	185	287	69	1,423
Total Current Assets	6,756	17,717	13,161	4,768	2,822	45,224

Other Assets
Property, plant & equipment, net	877	635	1,650	1,944	158	5,264
Accounts receivable – long term	-	-	872	-	-	872
Goodwill	-	12,473	152	4,695	1,276	18,596
Other intangible assets, net	-	7,167	-	584	-	7,751
Other long term assets	-	28	-	17	9	54
Total Other Assets	877	20,303	2,674	7,240	1,443	32,537

Total Assets	$7,633	$38,020	$15,835	$12,008	$4,265	$77,761

Index

	Holding Company	Consolidated VIE	Segment Totals
As of May 31, 2007 (continued, Unaudited)
Current Assets
Cash and equivalents	$(67)	$25	$9,085
Restricted cash	-	-	4,612
Marketable equity securities	69	1,515	1,594
Accounts receivable, net	(109)	-	19,218
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	2,335
Inventory, net	-	-	6,855
Deferred tax asset	-	-	1,535
Prepaid expenses and other current assets	156	-	1,579
Total Current Assets	49	1,540	46,813

Other Assets
Property, plant & equipment, net	526	6,675	12,465
Accounts receivable – long term	-	-	872
Goodwill	-	-	18,596
Other intangible assets, net	-	-	7,751
Other long term assets	1,072	3	1,129
Total Other Assets	1,598	6,678	40,813

Total Assets	$1,647	$8,218	$87,626

Index
	Wireless Infrastructure	Business Solutions	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
As of August 31, 2006 (Audited)
Current Assets
Cash and equivalents	$(791)	$4,308	$78	$594	$(187)	$4,002
Restricted cash	-	3,462	-	-	-	3,462
Marketable equity securities	-	1,246	-	-	-	1,246
Accounts receivable, net	9,632	1,858	10,701	1,884	2,260	26,335
Costs and estimated earnings in excess of billings on uncompleted contracts	2,269	-	2,231	-	-	4,500
Inventory, net	218	30	3,154	1,721	1,638	6,761
Deferred tax asset	-	876	659	-	-	1,535
Prepaid expenses and other current assets	255	623	424	286	22	1,610
Total Current Assets	11,583	12,403	17,247	4,485	3,733	49,451

Other Assets
Property, plant & equipment, net	1,311	448	1,686	1,997	299	5,741
Accounts receivable - long term	-	-	1,276	-	-	1,276
Goodwill	1,497	4,153	152	4,695	1,487	11,984
Other intangible assets, net	359	3,289	-	651	-	4,299
Other long term assets	-	28	-	14	87	129
Total Other Assets	3,167	7,918	3,114	7,357	1,873	23,429

Total Assets	$14,750	$20,321	$20,361	$11,842	$5,606	$72,880

	Holding Company	Consolidated VIE	Segment Totals
As of August 31, 2006 (continued, Audited)
Current Assets
Cash and equivalents	$(370)	$-	$3,632
Restricted cash	-	-	3,462
Marketable equity securities	35	-	1,281
Accounts receivable, net	(604)	-	25,731
Costs and estimated earnings in excess
of billings on uncompleted contracts	-	-	4,500
Inventory, net	-	-	6,761
Deferred tax asset	-	-	1,535
Prepaid expenses and
other current assets	312	-	1,922
Total Current Assets	(627)	-	48,824

Other Assets
Property, plant & equipment, net	582	-	6,323
Accounts receivable - long term	-	-	1,276
Goodwill	-	-	11,984
Other intangible assets, net	-	-	4,299
Other long term assets	1,450	-	1,579
Total Other Assets	2,032	-	25,461

Total Assets	$1,405	$-	$74,285

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

We were incorporated in the state of Delaware in 1988, restructured in 2000 and redomesticated to the state of Indiana in May 2005.  Prior to 2001, we conducted business primarily in the entertainment industry.

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

Business Solutions Segment

The Business Solutions segment provides full-service human resource services through PEO relationships.  Business Solutions services are performed by Professional Staff Management, Inc. and its affiliated entities (“PSM”), CSM, Inc. and its affiliated entities (“CSM”), Employer Solutions Group, LLC. and its affiliated entities (“ESG”) and Precision Employee Management, LLC (“Precision”) and its affiliated entities.  PSM was acquired in October 2003, CSM was acquired in April 2005, Precision was acquired in February 2007 and ESG was acquired effective as of March 1, 2007.  Our PEOs provide services typically managed by a company’s internal human resources and accounting departments, including payroll and tax processing and management, worker’s compensation and risk management, benefits administration, unemployment administration, human resource compliance services, 401k and retirement plan administration and employee assessments.  Clients represent a wide variety of industries from healthcare, professional services, manufacturing logistics, telemarketing to blue collar services. Combined, these organizations provide co-employment services to approximately 16,000 employees in 44 states.

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

RESULTS OF OPERATIONS:  COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2007 AND MAY 31, 2006

Executive Overview of Financial Results

Results of operations for the three month period ended May 31, 2007 and 2006 are as follows:

	Revenue for the		Operating income for the
	3-months ended May 31,		3-months ended May 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Wireless Infrastructure	$5,100	$6,922	$(24)	$(431)
Business Solutions	22,012	11,123	65	639
Transportation Infrastructure	8,882	15,144	427	1,018
Ultraviolet Technologies	3,378	3,297	196	272
Electronics Integration	2,912	2,982	(95)	(237)
Holding Company	-	-	(1,267)	(469)
Variable Interest Entity	470	-	412	-
Variable Interest Entity Elimination	(468)	-	-	-
Segment Totals	$42,286	$39,468	$(286)	$792

Net Income (Loss) Available to Common Shareholders			$(1,355)	$143

Net loss available to common stock shareholders was $1.355 million or ($0.10) per diluted share on revenue of $42.286 million for the three month period ended May 31, 2007 compared with net income available to common stock shareholders of $0.143 million or $0.01 per diluted share on revenue of $39.468 million for the three month period ended May 31, 2006.  This represents a 7% increase in revenue and a 1,048% percent decrease in net income.

The following factors primarily contributed to the increase in revenue for the three month periods ended May 31, 2007:

•	The acquisition of Precision on February 1, 2007 and ESG on March 1, 2007 within the Business Solutions segment; offset by
•
The completion of several long-term contracts and the loss of a maintenance contract to a competitor in one of the geographic areas where the Company operates within the Transportation Infrastructure segment, and reduced volumes of work associated with Wireless Infrastructure operational changes enacted at February 28, 2007.

Index

The following factors primarily contributed to the decrease in net income available to common stock shareholders for the three month period ended May 31, 2007:

•	Reduced volume of work within the Transportation Infrastructure segment;
•	Decrease in gross profit in the Business Solutions segment due to higher claims expense in the Company’s health and workers compensation insurance programs; and
•	Increased interest expense due primarily to increased borrowings related to financing of the Precision and ESG acquisitions.

Results of operations for the nine month period ended May 31, 2007 and 2006 are as follows:

	Revenue for the		Operating income for the
	9-months ended May 31,		9-months ended May 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Wireless Infrastructure	$18,790	$19,508	$(3,821)	$343
Business Solutions	47,103	32,186	1,084	2,970
Transportation Infrastructure	29,514	38,871	1,338	1,417
Ultraviolet Technologies	9,340	8,876	180	347
Electronics Integration	10,454	9,826	(742)	157
Holding Company	-	-	(3,819)	(2,233)
Variable Interest Entity	1,054	-	855	-
Variable Interest Entity Elimination	(1,046)	-	-	-
Segment Totals	$115,209	$109,267	$(4,925)	$3,001

Net Income (Loss) Available to Common Shareholders			$(8,384)	$1,306

Net loss available to common stock shareholders was $8.384 million or ($0.67) per diluted share on revenue of $115.209 million for the nine month period ended May 31, 2007 compared with net income available to common stock shareholders of $1.306 million or $0.11 per diluted share on revenue of $109.267 million for the nine month period ended May 31, 2006.  This represents a 5% increase in revenue and a 742% percent decrease in net income.

The following factors primarily contributed to the increase in revenue for the nine month periods ended May 31, 2007:

•	The acquisition of Precision on February 1, 2007 and ESG on March 1, 2007 within the Business Solutions segment; offset by
•
The completion of several long-term contracts and the loss of a maintenance contract to a competitor in one of the geographic areas where the Company operates within the Transportation Infrastructure segment, and reduced volumes of work associated with Wireless Infrastructure operational changes enacted at February 28, 2007.

The following factors primarily contributed to the decrease in net income available to common stock shareholders for the nine month period ended May 31, 2007:

•	Operating losses in the Wireless Infrastructure segment were due to a delay in the release of new work from our customers;
▪
Management has taken the following steps to improve operating performance in this segment: i) initiated management team changes; ii) aligned asset and labor base with market conditions; and iii) evaluated geographic footprint and customer contracts;

•	Operating losses in the Electronics Integration segment were due to labor and inventory cost overages, within one operating unit;
▪
Management has taken the following steps to improve operating performance in this segment: i) initiated management team changes; ii) aligned asset and labor base in line with market conditions; iii) evaluated and adjusted ongoing customer contract negotiations and purchasing procedures;

•
Additional charges incurred by the Company related to the disposal of fixed assets, write down of inventory to fair market value and impairment of goodwill and other intangible assets as a result of the management changes and losses incurred within the Wireless Infrastructure and Electronics Integration segments;

•	Reduced volume of work within the Transportation Infrastructure segment;

Index

•	Decreased gross profit in the Business Solutions segment due to higher claims expense in the Company’s health and workers compensation insurance programs; and
•	Increased interest expense due primarily to increased borrowings related to financing of the Precision and ESG acquisitions.

Results by segment are described in further details as follows:

Wireless Infrastructure

Wireless Infrastructure segment operating results for the three and nine month periods ended May 31, 2007 and 2006 are as follows:

	Three Month Period Ended				Nine Month Period Ended
	May 31, 2007		May 31, 2006		May 31, 2007		May 31, 2006
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$5,100	100%	$6,922	100%	$18,790	100%	$19,508	100%
Cost of revenues	3,621	71.0%	5,685	82.1%	14,870	79.1%	14,993	76.9%
Gross profit (loss)	1,479	29.0%	1,237	17.9%	3,920	20.9%	4,515	23.1%

Operating expenses
Selling, general and administrative	1,455	28.5%	1,555	22.5%	5,580	29.7%	3,901	20.0%
Depreciation and amortization	48	0.9%	113	1.6%	346	1.8%	271	1.4%
Impairment	-	0.0%	-	0.0%	1,815	9.7%	-	0.0%
Total operating expenses	1,503	29.5%	1,668	24.1%	7,741	41.2%	4,172	21.4%

Segment operating income (loss)	$(24)	-0.5%	$(431)	-6.2%	$(3,821)	-20.3%	$343	1.8%

Revenue

Revenue for the three month period ended May 31, 2007 was $5.100 million compared to $6.922 million for the three month period ended May 31, 2006, a decrease of $1.822 million or 26%.  Revenue for the nine month period ended May 31, 2007 was $18.790 million compared to $19.508 million for the nine month period ended May 31, 2006, a decrease of $0.718 million or 4%. The decrease in revenue was due primarily to a slow-down in additional work procured from existing customers within the site acquisition, construction and technical services divisions.  The decrease in revenue was offset somewhat by additional work procured from existing customers, price increases, geographic expansion and new customer contracts in the site acquisition and engineering divisions.

Gross Profit

Gross profit for the three month period ended May 31, 2007 was $1.479 million, representing 29% of revenue, compared to $1.237 million representing 18% of revenue for the three month period ended May 31, 2006, an increase of $0.242 million or 20%.  Gross profit increased for the three month period ended May 31, 2007 primarily due to management team changes, an alignment of asset and labor base with market conditions, and refocus of geographic footprint and customer contracts.  Gross profit for the nine month period ended May 31, 2007 was $3.920 million, representing 21% of revenue, compared to $4.515 million representing 23% of revenue for the nine month period ended May 31, 2006, a decrease of $0.595 million or 13%. Gross profit and gross profit as a percentage of revenue decreased for the nine month period ended May 31, 2007 due primarily to slow management reaction to the industry slow-down in release of work in the Company’s second fiscal quarter, resulting in excess labor costs.

Operating Income

Operating loss for the three month period ended May 31, 2007 was $0.024 million, compared to $0.431 million for the three month period ended May 31, 2006, an increase of $0.407 million or 94%. Operating income increased for the three month period ended May 31, 2007 due to management team changes, an alignment of asset and labor base with market conditions, and refocus of geographic footprint and customer contracts.  Operating loss for the nine month period ended May 31, 2007 was $3.821 million, compared to operating income of $0.343 million for the nine month period ended May 31, 2006, a decrease of $4.164 million or 1,214%. Operating income decreased for the nine month period ended May 31, 2007 due to slow management reaction to the industry slow-down in release of work, resulting in excess overhead costs and the impairment of certain receivables, inventory, fixed assets, goodwill and other intangible assets.

Index

Business Solutions

Business Solutions segment operating results for the three and nine month periods ended May 31, 2007 and 2006 are as follows:

	Three Month Period Ended				Nine Month Period Ended
	May 31, 2007		May 31, 2006		May 31, 2007		May 31, 2006
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$22,012	100%	$11,123	100%	$47,103	100%	$32,186	100%
Cost of revenues	18,590	84.5%	8,793	79.1%	38,968	82.7%	24,179	75.1%
Gross profit	3,422	15.5%	2,330	20.9%	8,135	17.3%	8,007	24.9%

Operating expenses
Selling, general and administrative	3,010	13.7%	1,533	13.8%	6,387	13.6%	4,568	14.2%
Depreciation and amortization	347	1.6%	158	1.4%	664	1.4%	469	1.5%
Total operating expenses	3,357	15.3%	1,691	15.2%	7,051	15.0%	5,037	15.6%

Segment operating income	$65	0.3%	$639	5.7%	$1,084	2.3%	$2,970	9.2%

Revenue

Revenue for the three month period ended May 31, 2007 was $22.012 million, compared to $11.123 million for the three month period ended May 31, 2006, an increase of $10.889 million or 98%.  Revenue for the nine month period ended May 31, 2007 was $47.103 million, compared to $32.186 million for the nine month period ended May 31, 2006, an increase of $14.917 million or 46%.  Revenue increased due primarily to the acquisitions of ESG and Precision.  As such, administrative fees, workers compensation premiums, employee benefit premiums and income taxes collected have increased.

Gross Profit

Gross profit for the three month period ended May 31, 2007 was $3.422 million, representing 16% of revenue, compared to $2.330 million, representing 21% of revenue for the three month period ended May 31, 2006, an increase of $1.092 million or 47%.  Gross profit for the nine month period ended May 31, 2007 was $8.135 million, representing 17% of revenue, compared to $8.007 million, representing 25% of revenue for the nine month period ended May 31, 2006, an increase of $0.128 million or 2%. Gross profit increased due to the acquisitions of ESG and Precision offset by higher health and workers compensation claims related to our insurance programs. Gross profit as a percentage of revenue decreased as a result of higher health and workers compensation claims. The Company's self-funded liability within certain of these programs is limited to $0.180 in health insurances and $0.250 or $0.750 in workers compensation insurance.

Operating Income

Operating income for the three month period ended May 31, 2007 was $0.065 million, compared to $0.639 million for the three month period ended May 31, 2006, a decrease of $0.574 million or 90%.  Operating income for the nine month period ended May 31, 2007 was $1.084 million, compared to $2.970 million for the nine month period ended May 31, 2006, a decrease of $1.886 million or 64%.  Operating income decreased due to the decrease in gross profits discussed above.  Operating expenses increased due to the acquisitions of ESG and Precision.

Transportation Infrastructure

Transportation Infrastructure segment operating results for the three and nine month periods ended May 31, 2007 and 2006 are as follows:

	Three Month Period Ended				Nine Month Period Ended
	May 31, 2007		May 31, 2006		May 31, 2007		May 31, 2006
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$8,882	100%	$15,144	100%	$29,514	100%	$38,871	100%
Cost of revenues	7,664	86.3%	13,187	87.1%	25,596	86.7%	34,829	89.6%
Gross profit	1,218	13.7%	1,957	12.9%	3,918	13.3%	4,042	10.4%

Operating expenses
Selling, general and administrative	787	8.9%	811	5.4%	2,293	7.8%	2,291	5.9%
Depreciation and amortization	4	0.0%	128	0.8%	287	1.0%	334	0.9%
Total operating expenses	791	8.9%	939	6.2%	2,580	8.7%	2,625	6.8%

Segment operating income (loss)	$427	4.8%	$1,018	6.7%	$1,338	4.5%	$1,417	3.6%

Revenue

Revenue for the three month period ended May 31, 2007 was $8.882 million compared to $15.144 million for the three month period ended May 31, 2006, a decrease of $6.262 million or 41%. Revenue for the nine month period ended May 31, 2007 was $29.514 million compared to $38.871 million for the nine month period ended May 31, 2006, a decrease of $9.357 million or 24%. Revenue decreased due primarily to the completion of several long-term contracts and due to the loss of a maintenance contract to a competitor in one of the geographic areas where the Company operates.

Index

Gross Profit

Gross profit for the three month period ended May 31, 2007 was $1.218 million, representing 14% of revenue, compared to $1.957 million representing 13% of revenue for the three month period ended May 31, 2006, a decrease of $0.739 million or 38%. Gross profit for the nine month period ended May 31, 2007 was $3.918 million, representing 13% of revenue, compared to $4.042 million representing 10% of revenue for the nine month period ended May 31, 2006, a decrease of $0.124 million or 3%. Gross profit decreased due primarily to the revenue decrease discussed above.  Gross profit as a percentage of revenue increased primarily due to favorable job closings in one operating division.

Operating Income

Operating income for the three month period ended May 31, 2007 was $0.427 million, compared to $1.018 million for the three month period ended May 31, 2006, a decrease of $0.591 million or 58%. Operating income for the nine month period ended May 31, 2007 was $1.338 million, compared to $1.417 million for the nine month period ended May 31, 2006, a decrease of $0.079 million or 6%. Operating income decreased due primarily to the gross profit decrease discussed above offset somewhat by depreciation associated with cost of sales recognized in gross profit effective on March 1, 2007.

Ultraviolet Technologies

Ultraviolet Technologies segment operating results for the three and nine month periods ended May 31, 2007 and 2006 are as follows:

	Three Month Period Ended				Nine Month Period Ended
	May 31, 2007		May 31, 2006		May 31, 2007		May 31, 2006
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$3,378	100%	$3,297	100%	$9,340	100%	$8,876	100%
Cost of revenues	1,950	57.7%	1,824	55.3%	5,511	59.0%	5,128	57.8%
Gross profit	1,428	42.3%	1,473	44.7%	3,829	41.0%	3,748	42.2%

Operating expenses
Selling, general and administrative	1,226	36.3%	1,103	33.5%	3,426	36.7%	3,113	35.1%
Depreciation and amortization	6	0.2%	98	3.0%	223	2.4%	288	3.2%
Total operating expenses	1,232	36.5%	1,201	36.4%	3,649	39.1%	3,401	38.3%

Segment operating income (loss)	$196	5.8%	$272	8.2%	$180	1.9%	$347	3.9%

Revenue

Revenue for the three month period ended May 31, 2007 were $3.378 million compared to $3.297 million for the three month period ended May 31, 2006, an increase of $0.081 million or 2%. Revenue for the nine month period ended May 31, 2007 were $9.340 million compared to $8.876 million for the nine month period ended May 31, 2006, an increase of $0.464 million or 5%. Revenue increased due primarily to increased domestic sales of nameplate inks and POP/ decal inks.

Gross Profit

Gross profit for the three month period ended May 31, 2007 was $1.428 million representing 42% of revenue, compared to $1.473 million representing 45% of revenue for the three month period ended May 31, 2006, a decrease of $0.045 or 3%.  Gross profit decreased for the three month period ended May 31, 2007 due to higher sales of lower margin products and recognition of depreciation as a cost of revenue.  Gross profit for the nine month period ended May 31, 2007 was $3.829 million representing 41% of revenue, compared to $3.748 million representing 42% of revenue for the nine month period ended May 31, 2006, an increase of $0.081 million or 2%.  Gross profit increased for the nine month period ended May 31, 2007 due to revenue increases above.

Operating Income

Operating income for the three month period ended May 31, 2007 was $0.196 million, compared to $0.272 million for the three month period ended May 31, 2006, a decrease of $0.076 million or 28%. Operating income for the nine month period ended May 31, 2007 was $0.180 million, compared to $0.347 million for the nine month period ended May 31, 2006, a decrease of $0.167 million or 48%. Operating income decreased due primarily to an increase in research and development and product testing costs offset somewhat by depreciation associated with cost of revenue recognized in gross profit effective on March 1, 2007.

Index

Electronics Integration

Electronics Integration segment operating results for the three and nine month periods ended May 31, 2007 and 2006 are as follows:

	Three Month Period Ended				Nine Month Period Ended
	May 31, 2007		May 31, 2006		May 31, 2007		May 31, 2006
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$2,912	100%	$2,982	100%	$10,454	100%	$9,826	100%
Cost of revenues	2,432	83.5%	2,409	80.8%	8,932	85.4%	7,796	79.3%
Gross profit	480	16.5%	573	19.2%	1,522	14.6%	2,030	20.7%

Operating expenses
Selling, general and administrative	557	19.1%	789	26.5%	1,954	18.7%	1,770	18.0%
Depreciation and amortization	18	0.6%	21	0.7%	98	0.9%	103	1.0%
Impairment	-	0.0%	-	0.0%	212	2.0%	-	0.0%
Total operating expenses	575	19.7%	810	27.2%	2,264	21.7%	1,873	19.1%

Segment operating income (loss)	$(95)	-3.3%	$(237)	-7.9%	$(742)	-7.1%	$157	1.6%

Revenue

Revenue for the three month period ended May 31, 2007 was $2.912 million compared to $2.982 million for the three month period ended May 31, 2006, a decrease of $0.070 million or 2%. Revenue decreased for the three month period ended May 31, 2007 due primarily to a lower volume of sales of television products.  Revenue for the nine month period ended May 31, 2007 was $10.454 million compared to $9.826 million for the nine month period ended May 31, 2006, an increase of $0.628 million or 6%. Revenue increased for the nine month period ended May 31, 2007 due primarily to new customer sales in the Company’s first fiscal quarter.

Gross Profit

Gross profit for the three month period ended May 31, 2007 was $0.480 million representing 17% of revenue, compared to $0.573 million representing 19% of revenue for the three month period ended May 31, 2006, a decrease of $0.093 million or 16%.  Gross profit for the nine month period ended May 31, 2007 was $1.522 million representing 15% of revenue, compared to $2.030 million representing 21% of revenue for the nine month period ended May 31, 2006, a decrease of $0.508 million or 25%.  Gross profit decreased primarily due to labor and inventory cost overages, primarily on a large commercial contract within one operating unit.  The Company initiated management changes within this operating unit at the end of its second fiscal quarter, aligned asset and labor base with market conditions, and has evaluated and adjusted ongoing customer contract negotiations and purchasing procedures.

Operating Income

Operating loss for the three month period ended May 31, 2007 was $0.095 million, compared to $0.237 million for the three month period ended May 31, 2006, an increase of $0.142 million or 60%. Operating loss for the nine month period ended May 31, 2007 was $0.742 million, compared to operating income of $0.157 million for the nine month period ended May 31, 2006, a decrease of $0.899 million or 573%. The decrease in operating income was due to the decreases in gross profit discussed above as well as an increase in estimates related to the allowance for bad debt and impairment of goodwill in the Company’s second fiscal quarter.

Holding Company

Operating Expense

The Holding Company does not have any income producing operating assets. As such, the operating loss was equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the three month period ended May 31, 2007 were $1.267 million, compared to $0.469 million for the three month period ended May 31, 2006, an increase of $0.798 million or 170%.  Operating expenses for the nine month period ended May 31, 2007 were $3.819 million, compared to $2.233 million for the nine month period ended May 31, 2006, an increase of $1.586 million or 71%.  The increase was due to an increase in executive level compensation, rent expense on the corporate building, depreciation expense related to capital expenditures, and accelerated amortization of debt services costs related to the Company’s convertible term note.

Index

Interest Expense

Interest expense was $0.843 million for the three month period ended May 31, 2007, compared to $0.649 million for the three month period ended May 31, 2006, an increase of $0.194 million or 30%. Interest expense was $2.498 million for the nine month period ended May 31, 2007, compared to $1.791 million for the nine month period ended May 31, 2006, an increase of $0.707 million or 39%.  The increase was primarily due to additional borrowing under the Company’s credit facility, interest on the Company’s convertible term note, and interest expense related to the VIE.

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

Variable Interest Entity

The Company leases a total of six facilities from a consolidated variable interest entity, whose primary purpose is to own and lease these properties to the Company. The VIE has ownership of 384,500 shares of the Company’s stock and is wholly-owned by the Company’s Chairman of the Board of Directors and the Chief Executive Officer.  The VIE does not have any other significant assets. For the three month period ended May 31, 2007, the consolidation of the VIE comprised of $0.470 million in rental income, offset by a $0.103 million charge to interest expense, a $0.050 million charge to depreciation expense, and $0.008 million in administrative and other miscellaneous expenses.  For the nine month period ended May 31, 2007, the consolidation of the VIE comprised of $1.054 million in rental income, offset by a $0.382 million charge to interest expense, a $0.148 million charge to depreciation expense, and $0.051 million in administrative and other miscellaneous expenses.

Refer to Note 12 of the accompanying consolidated financial statements for detailed information regarding the variable interest entity.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents, marketable equity securities and proceeds from debt borrowings.  We had cash and equivalents and marketable equity securities of $9.139 million (excluding $1.540 million variable interest entity cash and investments in marketable equity securities) at May 31, 2007 and $4.913 million at August 31, 2006.

We had working capital of $15.345 million (excluding variable interest entity working capital which includes current assets of $1.540 million and current liabilities of $2.693 million) at May 31, 2007 compared with $23.383 million at August 31, 2006. The decrease in working capital was due primarily to the decrease in accounts receivable.  Current assets are comprised primarily of cash and equivalents, net accounts receivable, marketable equity securities, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts.

Total debt at May 31, 2007 was $38.022 million (excluding debt borrowed under a variable interest entity of $7.388 million), which includes a $5.904 million convertible term note, $12.931 million borrowed under our line of credit, a $18.667 million term note, and various equipment loans.  Total debt at August 31, 2006 was $31.167 million.  Total unused borrowings under the line of credit were approximately $2.1 million and $11.7 million at May 31, 2007 and August 31, 2006, respectively.  The various debt agreements contain restrictive covenants which limit, among other things, certain mergers and acquisitions, redemptions of common stock, and payment of dividends. In addition, we must meet certain financial ratios.  Total capital expenditures were approximately $0.1 million and $0.7 million for the three month period ended May 31, 2007 and 2006, respectively.  Total capital expenditures were approximately $0.9 million and $2.1 million for the nine month period ended May 31, 2007 and 2006, respectively.  Sources of funds for this expansion have primarily been from additional borrowings from the bank.

Index

As of May 31, 2007, the Company was not in compliance with certain bank debt covenants.  The Company is currently in discussions with its bank to obtain a waiver related to these covenant violations.  The Company has in place secondary financing options in the event a waiver is not obtained.

Cash Flows

Cash flows provided by operations for the nine month period ended May 31, 2007 were $7.302 million as compared to cash flow used in operations of $0.983 million for the nine month period ended May 31, 2006. This increase in operating cash flows was due primarily to increased collections of outstanding accounts receivable.

Net cash flow used in investing activities was $8.077 million for the nine month period ended May 31, 2007 compared to $2.425 million for the nine month period ended May 31, 2006.  The increase was due primarily to the acquisition of Precision and ESG, the sale of marketable securities, and a decrease in capital expenditures primarily in our Wireless Infrastructure and Transportation Infrastructure segments.

Net cash flow provided by financing activities was $6.154 million for the nine month period ended May 31, 2007 compared to $3.125 million for the nine month period ended May 31, 2006.  The increase was primarily the result of additional borrowing used to finance the acquisitions of Precision and ESG.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations as of May 31, 2007:

	Payments Due By
Contractual obligation	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(Dollars in thousands)
Long-term debt and capital lease obligations	$38,023	$4,965	$20,375	$12,683	$-
Variable interest entity debt	7,388	2,703	4,271	414	-
Operating lease (1)	6,418	2,719	2,075	133	1,491
	9				1
Total	$51,829	$10,387	$26,721	$13,230	$1,491

(1)
Operating leases represent the total future minimum lease payments, and are primarily comprised of lease obligations between the Company and the VIE.  This operating lease expense is eliminated in the Company’s consolidated statement of operations.

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

Transactions with Related Parties

We have entered into various acquisition agreements over the past three years which contain option agreements or rights between the sellers of the acquired entities and our majority shareholder, Mr. Carter Fortune, related to the Company’s stock provided as consideration under the acquisitions.  The option agreements provide for put/ call options on the Company’s common stock held by the sellers of the acquired companies.  As more fully described in Note 11 of the accompanying consolidated financial statements, Harlan Schafir, certain PSM employees and MGTS exercised their put sale rights to Carter Fortune and John Fisbeck during the three months ended May 31, 2007.  Additionally, Carter Fortune exercised his call purchase rights and both he and John Fisbeck completed the purchase of shares of Company stock from Norman G. Wolcott, Jr. and The Wolcott Trusts on March 3, 2007.

Index

We lease a total of six facilities from a VIE as described earlier in this filing. The VIE’s primary purpose is to own and lease these properties to the Company. The VIE does not have any other significant assets.  Effective, September 1, 2006, the Company elected to consolidate the VIE through its evaluation of Financial Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R").

Guarantees

A significant portion of our debt and surety bonds are personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer.  Future changes to these guarantees may affect financing capacity of the Company.

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under health insurance and workers compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this situation were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of May 31, 2007, we had approximately $4.6 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.

Payment and Performance Bonds

Within our Wireless Infrastructure and Transportation Infrastructure segments, certain customers, particularly in connection with new construction, require us to post payment or performance bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or fail to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, we have posted letters of credit in the amount of $5.0 million in favor of the surety and, with the consent of our lender under our credit facility; we have granted security interests in certain of our assets to collateralize our obligations to the surety. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future. As of May 31, 2007, an aggregate of approximately $47.0 million in original face amount of bonds issued by the surety were outstanding.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on its variable rate line of credit and convertible term note as described in Note 8 to the consolidated financial statements.  Approximately 99% of the Company’s debt as of May 31, 2007 bears interest at variable rates. Based on amounts outstanding at May 31, 2007, if the interest rate on the Company’s variable debt were to increase by 1.0%, annual interest expense would increase by approximately $0.4 million.

Cash and cash equivalents as of May 31, 2007 was $9.085 million and is primarily in subsidiary operating accounts. A hypothetical 10% adverse change in the average interest rate on the Company’s investments would not have had a material effect on net income for the three or nine month periods ended May 31, 2007. We do not currently utilize any derivative financial instruments to hedge interest rate risks.

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our European, Singapore, and Chinese foreign subsidiaries. A hypothetical 10% adverse change in the foreign currency translation would not have had a material effect on net income for the three or nine month periods ended May 31, 2007. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Index

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and acting Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company's management, including the Chief Executive Officer and acting Principal Financial Officer, does not expect that disclosure controls and procedures or internal controls can prevent all error and all fraud.  The Company's management also recognizes that, because the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and also is subject to other inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and acting Principal Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2007. Based on this evaluation, the Chief Executive Officer and acting Principal Financial Officer have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on May 31, 2007 in providing reasonable assurance that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that (i) additional accounting personnel were needed both at the parent company level and at certain subsidiaries at May 31, 2007 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures. The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel. Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced. Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.

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

Index

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

Fortune Industries, Inc.
(Registrant)

Date: July 16, 2007	By: /s/ John F. Fisbeck
John F. Fisbeck,
Chief Executive Officer

Date: July 16, 2007	By: /s/ John F. Fisbeck
John F. Fisbeck,
Principal Financial Officer (acting)