Form 10-K
period 2007-08-31
FORTUNE INDUSTRIES, INC.
filed 2007-12-14
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 0-19049
Fortune Industries, Inc.
 (Exact name of registrant as specified in its charter)

Indiana	20-2803889
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6402 Corporate Drive, Indianapolis, Indiana	46278
(Address of principal executive offices)	(Zip Code)

(317) 532-1374
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($0.10 par value per share) (“Common Stock”);	American Stock Exchange

Series A Cumulative Preferred Stock ($0.10 par value per share) (“Preferred Stock”)	American Stock Exchange
(Title of Class)	(Name of Exchange on Which Registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of February 28, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock and Preferred Stock held by non-affiliates, based upon the closing price per share for the registrant’s common stock as reported on the American Stock Exchange, was approximately $8.3 million.

The number of shares of the registrant’s Common Stock, outstanding as of December 6, 2007 was 11,391,823. The number of shares of the registrant’s Preferred Stock, outstanding as of December 6, 2007 was 66,180

For the purpose of calculating the aggregate market value of the Company’s Common Stock held by non-affiliates, the Company utilized the definition of “affiliates” provided by Rule 12b-2 of the Exchange Act. In applying that definition, the Company has considered all individual members of the “Control Group” as designated in the Schedule 13D filed by the Company on August 7, 2000 and on any amendments thereto to be affiliates, as well as all then current directors and officers. As used for purposes of determining the aggregate market value of the Voting Common Stock held by non-affiliates, “beneficial ownership” of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this calculation, a person is deemed to have beneficial ownership of any security that such person had the right to acquire within 60 days after February 28, 2007. The Company then multiplied the beneficial ownership of the non-affiliates by the closing price of the Company’s Common Stock, as of the date stated above, to derive the market value, or ‘float.’

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business

General

Fortune Industries, Inc. is a holding company of various product and service entities which operate in diverse market segments.  The terms “we”, “our”, “us”, “the Company”, and “management” as used herein refers to Fortune Industries, Inc. and its subsidiaries unless the context otherwise requires.  We provide a variety of services and products for selected market segments, which are classified under five operating segments: Business Solutions; Wireless Infrastructure; Transportation Infrastructure; Ultraviolet Technologies; and Electronics Integration.

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

Our operations are largely decentralized from the corporate office.  Autonomy is given to subsidiary entities, and there are few integrated business functions (i.e. sales, marketing, purchasing and human resources).  Day-to-day operating decisions are made by subsidiary management teams.  Our corporate management team assists in operational decisions when deemed necessary, selects subsidiary management teams and handles capital allocation among our operations.

We were incorporated in the state of Delaware in 1988, restructured in 2000 and redomesticated to the state of Indiana in May 2005.  Prior to 2001, we conducted business mainly in the entertainment industry.  A description of our operating segments is as follows:

Business Solutions Segment

The Business Solutions segment is comprised of Professional Employer Organizations (PEOs) which provide full-service human resources outsourcing services through co-employment relationships with their clients.

The Companies in the Business Solutions segment bill their clients under Professional Services Agreements as licensed PEOs.  The billing includes amounts for the client’s gross wages, payroll taxes, employee benefits, workers’ compensation insurance and an administration fee.   The administration fee charged by the companies in this segment is typically a percentage of the gross payroll and is sufficient to allow the companies in this segment to provide payroll administration services, human resources consulting services, worksite safety training, and employment regulatory compliance for no additional fees.

The component of the administration fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the delivery method of such payments.  The component of the administration fee related to health, workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience.  Charges by the companies in this segment are invoiced along with each periodic payroll delivered to the client.

Through the co-employment contractual relationship, the companies in the Business Solutions segment become the statutory employer and, as such, all payroll-related taxes are filed on these companies’ Federal, State, and Local identification numbers.  The clients are not required to file any payroll related taxes on their own behalf.  The calculations of amounts the companies in this segment owe and pay the various government and employment insurance vendors are based on the experience levels and activity of the companies in this segment.

The services rendered by this segment accounted for 44% of our consolidated revenues in fiscal year 2007, 28% of our consolidated revenues in 2006, and 25% of our consolidated revenues in 2005.

Acquisitions

The Company acquired all membership units of Precision Employee Management, LLC (PEM), an Arizona company, through a Unit Purchase Agreement entered into as of February 1, 2007 by and among PEM, Tom Lickliter, Larry Bailliere, Charmaine Hayes, the Company, Carter Fortune and John Fisbeck.

The Company also acquired all the shares of Employer Solutions Group, Inc., a Utah company, and its affiliated entities (ESG) through an Agreement and Plan of Share Exchange entered into effective March 1, 2007 by and among ESG Craig Allred, Garth Allred, Dee Henderson, David Dyches, Kurt Robinson and Kira Reisch and the Company.

The Company’s acquisitions of PEM and ESG enabled the Company to expand its geographic presence in the PEO marketplace.

Business Solutions services are performed by ESG, Professional Staff Management, Inc. and its affiliated entities (PSM), CSM, Inc. and its affiliated entities (CSM) and PEM.  PSM was acquired in October 2003, and CSM was acquired in April 2005.  They are among the nation’s oldest PEOs, and are recognized leaders in outsourced human resources services.

Customers

Customers in this segment represent a wide variety of industries including healthcare, professional services, software development, manufacturing logistics, telemarketing and construction. Combined, these organizations provide co-employment services to over 17,200 employees in all 50 states. Management’s focus is on providing PEO services to small and medium-sized businesses with 10 to 1,000 employees.  The Business Solutions segment’s customer base is diverse with no significant customer or group of customers.  While worksite employees are located throughout the United States, the segment’s client operations are primarily headquartered in Utah, Colorado, Arizona, Indiana, and Tennessee.

Competition

The companies in our Business Solutions segment compete with other PEOs, third party payroll processing and human resources consulting companies, and in-house human resources divisions.  The PEO industry is highly fragmented between local, regional and national PEO operators.

Vendor Relationships

The companies in the Business Solutions segment provide employee benefits to worksite employees under arrangements with a variety of vendors. These companies provide group health insurance coverage to the customers’ worksite employees through a partially self-funded health plan using the vendor AIG (“AIG”) and other health networks, through a fully insured group health plan using Healthspring, Inc. (“Healthspring”) and through various other fully insured policies or service contracts.

Under the partially self-funded policy with AIG, our PEOs are liable for the first $180,000 of claims per individual, with AIG being liable for all excess claim amounts.  There is an additional limit for aggregate claims incurred based on the number of participants in the plan.

The companies in the Business Solutions segment also provide partially self-funded workers’ compensation insurance coverage for their customers’ worksite employees through Wausau Insurance (“Wausau”) and high deductible workers compensation insurance coverage through Lumberman’s Underwriting Alliance (“LUA”). Under the partially self-funded policy with Wausau, our PEOs are liable for the first $250,000 of claims per occurrence, with Wausau held liable for all excess claims.  Under the LUA policy, the Company is liable for the first $750,000 of claims per occurrence, with LUA held liable for all excess claims.  The LUA policy has no limit on the aggregate amount of all claims per policy year.  The Wassau and LUA workers compensation policies provide coverage in most all states with the exception of those states that are “monopolistic” in coverage and therefore require employers to use their respective state insurance funds for coverage.

Government Regulation

Companies in our Business Solutions segment  are subject to various federal, state and local laws and regulations pertaining to various employee benefit plans, employee retirement plans (such as the 401(k)), section 125 cafeteria plans, group health plans, welfare benefit plans and health care flexible spending accounts.

The federal, state, and local regulations also apply to the payment of taxes based upon wages paid to the employees through the payroll process.  These taxes include the withholding of income tax, obligations under the Federal Income Contribution Act (“FICA”) which includes both Social Security and Medicare taxes, the Federal Unemployment Tax Act (“FUTA”) and the State Unemployment Tax Act (“SUTA”).

In addition, compliance with COBRA, HIPAA and ERISA (for employee benefit plans sponsored solely by our PEOs) regulations are required. Also, certain states have varying regulations regarding licensing, registration or certification requirements for PEOs.

Wireless Infrastructure Segment

We have invested in wireless infrastructure businesses since July 2001, and have completed six acquisitions primarily related to infrastructure products and service offerings related to the development, marketing, management, maintenance and upgrading of wireless telecommunications sites.  In 2005, we began marketing the consolidated services of these subsidiaries under the Fortune Wireless name brand to promote our ‘turn-key’ service offerings whereby the companies in our Wireless Infrastructure segment assist with multiple areas of wireless infrastructure under integrated contracting arrangements, in addition to providing those services.  Wireless infrastructure services include site acquisition, engineering, architecture and design, construction management, and technical consulting.

In September 2006, we incorporated Fortune Wireless, Inc. (Fortune Wireless), and have since merged PDH, Inc. (PDH) and Innovative Telecommunications Consultants, Inc. (ITC) into the entity.  Subsidiaries now operating in the Wireless Infrastructure segment include Fortune Wireless, Magtech Services, Inc. (Magtech) and James Westbrook & Associates, LLC (JWA).  The services previously performed by Cornerstone Wireless Construction Services, Inc. and Innovative Telecommunications Consultants, Inc. were moved to the Transportation Infrastructure segment effective July 1, 2007 and November 1, 2007, respectively.

The products and services rendered by this  segment accounted for 15% of our consolidated revenues in fiscal year 2007, 18% of or our consolidated revenues in fiscal year 2006, and 13% of our consolidated revenues in 2005.

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

Construction Management

Construction management is performed for the telecommunications industry, primarily consisting of developing and upgrading wireless networks for wireless carriers. Services include: program and construction management; electrical, foundation, and tower installations; and antennae and line installations.

Technical Consulting

Technical consulting services are performed for wireless equipment manufacturers and service providers including switch and radio base station engineering.  Services include site, survey, delivery, installation and integration for the implementation of end user equipment offered by a wide range of wireless equipment manufacturers.

Customers and Backlog

Four customers accounted for approximately 50% of revenues in the Wireless Infrastructure segment in fiscal year 2007.  While not material to the consolidated Company, the loss of any of these customers could have a material adverse effect on the segment.  Our Wireless Infrastructure operations are primarily focused in the central United States, though a number of contracts are performed outside of that region or on a national basis.  Revenues and operating results may be subject to seasonal variations due mainly to weather and customer spending patterns.  The revenues in this segment are typically greatest in our first, third and fourth quarters.  Revenues are lowest in the second quarter due to adverse weather conditions, which may cause project delays. Additionally, the volume of revenues and operating results in the Wireless Infrastructure segment may be highly cyclical as a result of changes in geographic spending habits and the financial condition of our customers and their access to capital.

As of August 31, 2007 and 2006, the Wireless Infrastructure segment backlog was approximately $6.33 million and $5.3 million, respectively.  The Company currently anticipates completing backlog orders by August 31, 2008.  Management defines backlog as the value of work to be done where the following conditions are met: (i) the price of the work to be done is fixed; (ii) the scope of the work (both in definition and amount) to be done is fixed (i.e. the number of sites has been determined); and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed.  These backlog amounts may not result in actual receipt of revenue in the originally anticipated period or at all.  This segment has experienced variances in the realization of its backlog because of project delays or cancellations resulting from external market factors and economic factors beyond its control and we may experience such delays or cancellations in the future.

Competition

The wireless infrastructure industry is highly competitive and fragmented, requiring substantial resources and skilled and experienced personnel. Several competitors are large companies that have greater capital resources, larger customer bases, and more established industry relationships than we do. Additionally, there are numerous smaller regional competitors.  There are relatively few barriers to entry and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor.

A significant portion of the Wireless Infrastructure segment’s revenues is derived from direct bidding on projects as well as unit price agreements, and price is often an important factor in the award of such business.  Accordingly, companies in this segment could be underbid by their competitors in an effort by them to procure such business. We believe that as demand for this segment’s  products and services increases, customers will increasingly consider other factors in choosing a provider, including technical expertise and experience, industry reputation and dependability. We believe that the companies in our Wireless Infrastructure segment will benefit when these factors are considered.

Government Regulation

Companies in our Wireless Infrastructure segment are subject to various federal, state and local laws and regulations including licensing requirements applicable to architects, electricians, engineers and other professionals; permitting and inspection requirements applicable to construction projects; and regulations relating to worker safety and environmental protection. Companies in this segment are also indirectly subject to Federal Communication Commission regulations and requirements related to their association with wireless networks.

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

The  products and services rendered by this segment accounted for 25% of our consolidated revenues in fiscal year 2007, 37% of our consolidated revenues in 2006, and 41% of our consolidated revenues in 2005.

Customers and Backlog

Three customers accounted for 25% of revenues in the Transportation Infrastructure segment in fiscal year 2007. While not material to the consolidated Company, the loss of any of these customers could have a material adverse effect on the segment.  Revenues and operating results may be subject to seasonal variations due mainly to weather and customer spending patterns.   Revenues from this segment are typically greatest in the first, third and fourth quarters.  Revenues are lowest in the second quarter due to the nature of the construction industry and due to adverse weather conditions, which may cause project delays. Additionally, the volume of revenues and operating results in the Transportation Infrastructure segment may be highly cyclical as a result of changes in federal and state funding of highway construction projects.

The Transportation Infrastructure segment backlog was approximately $27 million and $34.5 million at August 31, 2007 and 2006, respectively.  The Company currently anticipates completing the majority of the backlog orders by August 31, 2008.

Materials

Companies in this segment purchase materials, including guardrail and other components that are contingent upon commodity pricing.  Certain materials used by this segment   are purchased from a limited number of sources; however, we do not anticipate experiencing any difficulties in procuring these materials.  The prices of these commodities have been subject to volatility in previous years and this trend is expected to continue.

Competition

The transportation infrastructure markets in which the companies in this segment operate are highly competitive, requiring substantial resources and skilled and experienced personnel. The companies in this segment compete with other companies in most of the geographic markets in which they operate. A majority of contracts are completed under unit price contracts and are derived from direct bidding on projects.

Government Regulation

Companies in the Transportation Infrastructure segment are subject to various federal and state laws and regulations for contractors including licensing requirements and regulations relating to worker safety and environmental protection.

Ultraviolet Technologies Segment

The Ultraviolet (UV) Technologies segment manufactures UV curable screen printing inks.  UV Technologies products are manufactured by Nor-Cote International, Inc. and subsidiaries (Nor-Cote), which we acquired in July 2003. These ink products are printed on many types of plastic, metals and other substrates that are compatible with the UV curing process. Typical applications are plastic sheets, point-of-purchase (POP) signage, banners, decals, cell phones, bottles and containers, CD and DVD, rotary-screen printed labels, and membrane switch overlays for conductive ink. Nor-Cote has operating facilities in the United States, United Kingdom, China, Singapore and Mexico, with worldwide distributors located in South Africa, Australia, Canada, China, Colombia, Hong Kong, India, Indonesia, Italy, Japan, Korea, Mexico, New Zealand, Poland, Spain, Taiwan, Thailand and the United States.

The products produced by this segment accounted for 8% of our consolidated revenues in fiscal year 2007, 8% of our consolidated revenues in 2006, and 10% of our consolidated revenues in 2005.

Research and development expenses are incurred within the Ultraviolet Technologies segment. These expenses primarily relate to research regarding improvements to existing ultraviolet inks and the development of new ultraviolet ink products.  The success or failure of research and development projects have a major impact on this segment’s revenues and operating income. It is essential that the segment’s ultraviolet ink products perform according to specifications and the customer’s expectations. Any failure to perform in accordance with specifications and expectations could result in decreased revenues and additional costs to remedy quality issues.

Customers

The customer base in this segment is diverse with no significant customer or group of customers.  While not material to the consolidated Company, thirty-one percent of Nor-Cote’s revenues are derived from overseas customers.  Sales to these customers are typically made through distributor relations or through European, Asian and Latin American sales office personnel.

Competition

Competition comes from new technologies and other suppliers of similar products.  The companies in this segment compete with numerous other ink-related companies that are located throughout the world.  Several competitors are large companies that have greater financial, technical and marketing resources than the companies in this segment.

Raw Materials

The companies in this segment use various resins and pigments in the manufacture of their ink products.  The companies in this segment are subject to risks including shortage and discontinuance of raw materials.  The companies in this segment purchase materials from a variety of sources which helps mitigate these risks.

Intellectual Property

The companies in the Ultraviolet Technologies segment have, through invention, license agreements or other means, gained various rights in intellectual property that create value.  In order to avoid public disclosure of details relating to these inventions and intellectual property, Nor-Cote and its subsidiaries have in many cases chosen to avoid the patent filing process.  Accordingly, it may be difficult to protect these various intellectual property rights from infringement or other degradation and the underlying intellectual property could thereby decrease in value.  Much of the intellectual property (including, but not limited to ultraviolet ink formulas used within the Ultraviolet Technologies segment) is treated as a trade secret; as such, it may not have the same protection as if it had been patented.

Electronics Integration Segment

The Electronics Integration segment sells and installs a variety of electronic products and equipment, including video, sound and security products.  Subsidiaries include Kingston Sales Corporation (Kingston), Commercial Solutions, Inc. (Commercial Solutions) and Audio-Video Revolution, Inc. (AVR).

Kingston and Commercial Solutions are distributors for prominent national companies in the electronic, sound, security, and video markets. Customers include businesses in the hospitality, healthcare, education, transportation and retail industries.  Product offerings include the latest technology in HDTV displays, including LCD and plasma televisions, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems.  The Electronics Integration segment also includes mobile audio products for the RV and marine industry as well as telecommunications products for commercial and residential applications.

AVR provides a wide range of design, engineering and installation of residential, commercial, and retail audio and video systems including video-conferencing, digital signage, touch panel control systems, board-room, home-theater, surround sound audio and security and CCTV systems, as well as design, engineering and installation of structured cabling systems, digital satellite television and wireless and network high speed (broadband) internet.

The products and services rendered by this segment accounted for 9% of our consolidated revenues in fiscal year 2007, 8% of our consolidated revenues in 2006, and 11% of our consolidated revenues in 2005.

Customers

The customer base in this segment, on the distribution side, is primarily based in the hospitality market and the healthcare Industry.  We also market to resellers and other electronic integration companies.  There are no individually significant customers or group of customers in terms of revenue for this segment.

Vendor Relationships

Companies in the Electronics Integration segment have distributorship agreements with multiple vendors, including TTE Corporation (RCA), LG Electronics Inc. and Panasonic.  These agreements contain competitive pricing and channels of distribution that are critical to the on-going success of the segment’s operations.

Competition

There is a significant amount of competition with other distributors, service and retail providers.  In addition, there are relatively few barriers to entry into the industries in which the companies in this segment operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor.

Employees

As of December 6, 2007, we employed approximately 503 full-time employees, of which approximately 126 were represented by union contracts within the Transportation Infrastructure segment.  Additionally, within the Business Solutions segment, we had approximately 17,290 co-employees under customer-contract relationships.  Our in-house staff is supplemented with contract personnel on an as-needed basis. Management believes that its relationships with its employees are generally satisfactory.

Control Group

At September 1, 2006, a Control Group held 80.3% or 8,456,134 shares of our outstanding common stock.  Members of the control group included our CEO, Mr. John F. Fisbeck, and our Chairman of the Board, Mr. Carter M. Fortune. Additionally, Mr. Harlan Schafir, Mr. Norman Wolcott, Jr. and the Norman G. Wolcott, Sr. and Lucille H. Wolcott Revocable Trust of 1995, Marital Trust and the Norman G. Wolcott, Sr. and Lucille H. Wolcott Revocable Trust of 1995, Survivor’s Trust (the “Wolcott Trusts”) were deemed members of the control group. Individually, each of the above persons or entities had the sole voting and dispositive power over the following number of shares of the Company’s Common Stock as of September 1, 2006: John F. Fisbeck, 1,637,701 (or 15.6%), Carter M. Fortune, 4,132,810 (or 39.3%), Harlan M. Schafir, 1,310,000 (or 12.4%), Norman G. Wolcott, Jr., individually, 713,751 (or 6.8%), Norman G. Wolcott Jr., as Trustee of the Wolcott Trusts, 285,372 (or 2.7%). In addition to the above shares, Messrs. Fisbeck and Fortune shared dispositive control over 376,500 (or 3.6%) shares of the Company’s Common Stock held by Fisbeck-Fortune Development, LLC.

As part of the merger agreements with PSM, the 1,350,000 shares of Company common stock held by Harlan Schafir and certain PSM employees were subject to various option agreements that gave Mr. Schafir and those PSM employees the option to put any or all of the Company stock received by them in the PSM acquisition to a group of individuals including the Company’s majority shareholder or to the Company, according to the terms of these option agreements.  The put price was dependent on PSM’s cumulative operating performance from October 1, 2003 through September 30, 2006.  The total value of the puts was approximately $8,500 as the shares achieved their maximum put value.  During the Company’s first and second fiscal quarters, Mr. Schafir and the PSM employees exercised their put sale rights and sold all of their Company shares to Carter Fortune and John Fisbeck.  1,250,000 of the shares were priced at $6.00 per share, and 100,000 of the shares were priced at $10.00 per share.

As part of the merger agreements with Nor-Cote, the approximately 1,139,000 shares of  Company common stock held by Norman Wolcott, Jr. and the Norman G. Wolcott, Sr. and Lucile H. Wolcott Revocable Trust of 1995 (the predecessor to the Wolcott Trusts) were subject to various option agreements.  The option agreements gave the shareholders the option to put some or all of the Company stock received by them to the Company’s majority shareholder and gave the Company’s majority shareholder the option to call some or all of the Company stock.  The put/call price was dependent on Nor-Cote’s cumulative operating performance from July 1, 2003 through June 30, 2006.  On or about March 3, 2005 Mr. Wolcott sold 240,000 shares of Common Stock to Fortune Real Estate Development, LLC (the former name of Fisbeck-Fortune Development, LLC) for $3.36 per share pursuant to the put/call rights.  On March 3, 2007, Mr. Fortune exercised his call rights from Mr. Wolcott and the Wolcott Trusts to purchase an additional 899,000 shares and pursuant to a related agreement; Mr. Fisbeck purchased one-half of those shares.  The approximately 899,000 shares were priced at $3.05 per share.

As of August 31, 2007, the Control Group held 74.2% or 8,454,784 shares of our outstanding common stock.  Members of the Control Group as of this date include John F. Fisbeck and Carter M. Fortune.  Individually, each of the above persons had the sole voting and dispositive power over the following number of shares of the Company’s Common Stock as of August 31, 2007: John F. Fisbeck, 2,786,487 (or 24.5%) and Carter M. Fortune, 5,283,797 (or 46.4%). In addition to the above shares, Messrs. Fisbeck and Fortune equally share dispositive control over 384,500 (or 3.4%) shares of the Company’s Common Stock held by Fisbeck-Fortune Development, LLC as of August 31, 2007.

Fisbeck-Fortune Development, LLC

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R requires a variable interest entity (VIE) to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

The Company leases a total of six facilities from Fisbeck-Fortune Development, LLC (“FFD”), a related-party referenced earlier whose primary purpose is to own and lease these properties to the Company. FFD has ownership of 384,500 shares of the Company’s stock and is wholly-owned equally by the Company’s Chairman of the Board and its Chief Executive Officer.  FFD does not have any other significant assets.  Although the Company does not have direct ownership interests in FFD, it is considered the primary beneficiary as interpreted by FIN 46R due to implicit interests generated from personal guarantees from the Company’s majority shareholders on certain debt instruments and leasing arrangements of FFD solely to the Company.

For these reasons and as more fully explained in Note 2 of the accompanying consolidated financial statement, FFD is a variable interest entity.  As such, there has been a consolidation of FFD with the Company.

Additional information with respect to the Company’s businesses

The amounts of assets, revenues and earnings attributable to the aforementioned operating segments are included in Note 23 to the Company’s Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data.

Our common stock is traded on The American Stock Exchange under the symbol “FFI”.  We maintain a website (http://www.ffi.net) where our annual reports, certain corporate governance documents, press releases, interim shareholder reports and links to our subsidiaries’ websites can be found. The Company’s periodic reports filed with the SEC, which include Form 10-K’s, Form 10-Q’s, Form 8-K’s and amendments thereto, and may be accessed by the public free of charge from the SEC and through the Company. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov) and indirectly through our website (http://www.ffi.net). Copies of these reports may also be obtained, free of charge, upon written request to the Company’s principal executive office at: Fortune Industries, Inc., 6402 Corporate Drive, Indianapolis, IN 46278, Attn: Corporate Secretary (1-317-532-1374) or may be obtained from the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 (1-800-SEC-0330).

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

The Business Solutions segment calculates reserves for workers compensation and health insurance claims by estimating unpaid losses and loss expenses with respect to claims occurring on or before the balance sheet date, and in certain instances, we carry high deductibles on these policies. Such estimates include provisions for reported claims and provisions for incurred-but-not-reported claims. The estimates of unpaid losses are established and continually reviewed by the Company using a variety of statistical and analytical techniques. Reserve estimates reflect past claims experience, currently known factors and trends and estimates of future claim trends.  We cannot be certain that future claims will be consistent with past experience.

We could face additional liability for worksite employee payroll and benefits costs.

Under customer service agreements in our Business Solutions segment, we become a co-employer of worksite employees and assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such worksite employees. Our obligations include responsibility for:

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

As a major employer, our operations in the Business Solutions segment are affected by numerous federal, state and local laws and regulations relating to labor, tax and employment matters. By entering into a co-employer relationship with employees of our clients, , we assume certain obligations and responsibilities of an employer under these laws. However, many of these laws (such as ERISA and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of “employer” under these laws is not uniform. In addition, some  of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. Any adverse application of these other federal or state laws to the PEO relationship with our worksite employees could have a material adverse effect on our results of operations or financial condition.   However, due to the strong legislative efforts of the National Association of Professional Employer Organizations (NAPEO), much of this risk is being mitigated, as NAPEO has put in place in many states, via legislation, regulations that satisfy most state legislatures.  These self-imposed industry regulations also help to clarify or define the PEO co-employment relationship in various areas of state employment law and have greatly reduced the risk of legislative change negatively affecting PEO’s at the state level.

In the states of Utah, Colorado, and Arizona, NAPEO has taken an active role during 2007 and will continue during 2008 to settle the legislative landscape in those states.

While many states do not explicitly regulate PEOs, various states have passed or may be considering passing laws that have licensing or registration requirements for PEOs. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. While we generally support licensing regulation because it serves to validate the PEO relationship, we typically satisfy licensing requirements or other applicable regulations for the states we currently operate in.  However,  there can be no assurance that we will be able to obtain licenses in all states.

We may face additional liabilities as a result of increases in unemployment tax rates.

We record our state unemployment tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Should our claim experience increase, our unemployment tax rates could increase. In addition, states have the ability under law to increase unemployment tax rates to cover deficiencies in the unemployment tax fund. Some states have implemented retroactive cost increases.   Some client contractual arrangements limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees.   The PEO contracts for the PEM office in Arizona limits their ability to pass on SUTA rate increases.   However, the financial position of the Arizona office is not material in relation to the Business Solutions Segment as a whole.  In addition these contracts are being revised with the provision being changed during the 2008 year.  PEO Contracts for clients in the states of Utah and Colorado do not limit the PEOs ability to raise SUTA rates on an as needed basis.  PEO contracts in the States of Indiana and Tennessee are also non restrictive regarding the PEO’s ability to raise SUTA rates on an as needed basis   As a result, most increases to a PEOs SUTA rate can be past on to their clients and will not  have a material adverse effect on our financial condition or results of operations.

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

If we maintain or increase billable staffing levels in anticipation of one or more projects and those projects are delayed, reduced or terminated, or otherwise do not materialize, we may underutilize these personnel, which could have material, adverse effects on our business, financial condition and results of operations.  This risk primarily affects our Wireless Infrastructure segment. In order to lessen this risk we deliberately reduced the size and scope of our wireless construction and wireless technical services businesses. In addition, we reduced our number of employees in this segment and increased the number of subcontractors.

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

Our unionized workforce could adversely affect our operations.

As of August 31, 2007, approximately 75% of our employees within our Transportation Infrastructure segment were covered by multi-employer bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could cause us to lose business and decrease our revenue.

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

We may not successfully integrate the companies that we have acquired or that we may acquire with our existing operations without substantial costs, delays or other operational or financial problems.  Failure to implement proper overall business controls could result in inconsistent operating and financial practices at the companies that we acquire, and our overall profitability could be adversely affected.  Integrating our acquired companies involves a number of special risks which could materially and adversely affect our business, financial condition and results of operations, including:

▪	failure of acquired companies to achieve the results that we expect;
▪	diversion of management's attention from operational matters;
▪	difficulties integrating the operations and personnel of acquired companies;

▪	inability to retain key personnel of the acquired companies;
▪	risks associated with unanticipated events or liabilities;
▪	the potential disruption of business; and
▪	the difficulty of maintaining uniform standards, controls, procedures and policies.

Further, if one of the acquired companies suffers customer dissatisfaction or performance problems, our reputation could be materially and adversely affected.

Our substantial leverage could adversely affect our financial condition.

Our substantial indebtedness could have significant negative consequences. For example, it could:

•	increase our sensitivity to interest rate fluctuations;
•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements, or to carry out other aspects of our business plan;
•
require us to dedicate a substantial portion of our cash flows from operations to pay principal of, and interest on, our indebtedness, thereby reducing the availability of that cash flow to fund working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;

•	limit our flexibility in planning for, or reacting to, changes in our business;
•	cause our suppliers to institute more onerous payment terms generally or require us to purchase letters of credit for this purpose;
•	limit our ability to pursue additional acquisitions;
•	lead us to have less favorable credit terms which would increase the amount of working capital necessary to conduct our business; and
•	place us at a competitive disadvantage compared to our competitors that have less debt.

In addition, our loan agreements contain financial and other restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests such as selling assets, strategic acquisitions, paying dividends, stock repurchases and borrowing additional funds. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt which could leave us unable to meet some or all of our obligations. See the notes to the audited consolidated financial statements included elsewhere in this Form 10-K.

Our debt financing is guaranteed by our two major shareholders (our Chairman of the Board and our CEO).  A refusal to make additional guarantees by our Chairman of the Board could impact our borrowing capabilities.

If our Chairman of the Board would not guarantee our debt, we may not be able to retain current borrowing capabilities, growth opportunities, or interest rates.

The departure of key personnel could disrupt our business, and few of our key personnel are contractually obligated to stay with us.

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

As described in Item 9A of this Report, certain control deficiencies constitute a material weakness in our internal control over financial reporting as of August 31, 2007. In particular, we have concluded that (i) additional accounting personnel were needed both at the parent company level and at certain subsidiaries at August 31, 2007 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures.

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

The requirements of being a public company may strain our resources and require significant management time and attention.

As a public company we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules of the American Stock Exchange (AMEX). The requirements of these rules and regulations have increased, and may further increase in the future, our legal and financial compliance costs, make some activities more difficult, time consuming or costly and may also place undue strain on our systems and resources. The Securities Exchange Act of 1934 requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosure controls and procedures, and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures, and internal controls over financial reporting, significant resources and management oversight will be required. In addition, beginning with our 2008 fiscal year, we will be required to comply with Section 404 of the Sarbanes-Oxley Act. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our Board of Directors and qualified members of our management team.

A control group owns a substantial majority of our common stock.

As of August 31, 2007, the Control Group held 74.2% or 8,454,784 shares of our outstanding common stock.  Members of the Control Group as of this date include John F. Fisbeck and Carter M. Fortune.  Individually, each of the above persons has the sole voting and dispositive power over the following number of shares of the Company’s Common Stock as of August 31, 2007: John F. Fisbeck, 2,786,487 (or 24.5%) and Carter M. Fortune, 5,283,797 (or 46.4%). In addition to the above shares, Messrs. Fisbeck and Fortune equally share dispositive control over 384,500 (or 3.4%) shares of the Company’s Common Stock held by Fisbeck-Fortune Development as of August 31, 2007.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of August 31, 2007, we maintained the following operating facilities:

Segment	Location(s)	Description	Owned / Leased	Approximate Square Footage

Corporate and various Wireless Infrastructure & Electronics Integration subsidiaries	Indianapolis, IN	Corporate offices, various subsidiary offices and warehouse facilities	Leased (1)	171,000

Wireless Infrastructure	Columbus, OH	Offices, warehouse facility	Leased (1), (2)	11,000
	Cleveland, OH, Kansas City, MO, Richmond, VA, Ft. Wayne, IN and Atlanta, GA	Offices, warehouse facilities	Leased	27,000

Business Solutions	Richmond, IN	Offices	Leased (3)	10,000
	Indianapolis, IN	Offices	Leased	7,000
	Brentwood, TN	Offices	Leased	10,000
	Provo, UT	Offices	Leased	15,500
	Tucson, AZ	Offices	Leased	3,500
	Loveland, CO	Offices	Leased	1,355

Transportation Infrastructure	Indianapolis, IN, Sedalia, MO, Knoxville, TN	Offices, equipment yard, warehouse, storage and vehicle shop	Leased (1)	41,000 (4)

Ultraviolet Technologies	Crawfordsville, IN	Offices	Leased (1)	20,000
	Crawfordsville, IN	Manufacturing facility	Owned	34,000
	United Kingdom, Singapore, Shenzhen, China and GuangDong, China	Offices, warehouse and manufacturing facilities	Leased	11,000
	Atlanta, GA	Offices, warehouse facility	Leased	5,000

(1)
The leases on these properties are with a consolidated variable interest entity equally owned by the Company’s two major shareholders. Refer to the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

(2)	The Columbus, OH property was sold by the consolidated variable interest entity on November 2, 2007, and the lease with the Wireless Infrastructure segment was terminated on this date.
(3)
The leases on this property are with a limited liability company owned by the former Chief Operating Officer of the Company.  Refer to the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

(4)	Represents total facility square footage. Additionally, we have approximately 14 acres of yard space.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2007.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock of Fortune Industries, Inc. is traded on the American Stock Exchange (Symbol: FFI). As of December 6, 2007, there were 138 holders of record of the common stock.  This number does not include shareholders for whom shares were held in “nominee” or “street name”.  Prior to June 23, 2005, our stock traded on the NASD OTC Bulletin Board under the symbol "FDVI" for the period June 17, 2001 through June 1, 2005 and under the symbol "FDVF" for the period June 2, 2005 through June 22, 2005. High and low quotations reported by the NASD OTC Bulletin Board or the American Stock Exchange, as applicable, during the periods indicated are shown below. These quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not represent actual transactions. All share prices presented in this Annual Report on Form 10-K have been restated to reflect the 1-for-10 stock split effective June 2, 2005.

	High	Low
Fiscal Year Ending August 31, 2007
Fourth Quarter	$3.50	$2.20
Third Quarter	5.13	3.21
Second Quarter	6.40	3.66
First Quarter	4.45	3.52

Fiscal Year Ending August 31, 2006
Fourth Quarter	$5.21	$3.91
Third Quarter	5.00	3.65
Second Quarter	5.00	3.10
First Quarter	7.75	4.50

The Company has never declared or paid any dividends on its Common Stock.  Future dividends, if any, will be at the discretion of the Board of Directors and will depend upon our operating performance, capital requirements, contractual restrictions, and other factors deemed relevant by the Board of Directors.

Unregistered Shares Issuances

 There were no issuances of unregistered shares of Company stock that were not reported by the Company in a Current Report on Form 8-K or in a Quarterly Report on Form 10-Q during the fiscal year ended August 31, 2007.

Item 6. Selected Financial Data

The following selected financial data as of and for each of the previous five fiscal years ending August 31, which have been derived from our consolidated financial statements.

	Year Ended August 31,
	2007 (1)	2006	2005 (2)	2004 (3)	2003 (4)
	(Dollars in thousands, except per share data)
Total Revenues	$158,349	$157,113	$113,096	$66,882	$15,470

Net Income (Loss)	(7,286)	2,219	(2,317)	2,402	115

Net Income (Loss) Available to Common Shareholders	(7,782)	1,888	(2,317)	2,402	115

Net Income (Loss) per Share:
Basic	$(0.72)	$0.18	$(0.22)	$0.23	$0.01

Diluted	$(0.63)	$0.16	$(0.22)	$0.23	$0.01

Weighted Average Shares Outstanding:
Basic	10,841	10,582	10,496	10,209	7,739
Diluted	12,394	11,845	10,501	10,249	7,829

Consolidated Balance Sheet Data:
Cash and Short-Term Investments	$9,830	$4,913	$5,986	$5,486	$1,222
Working Capital	271	23,383	1,200	9,174	3,358
Goodwill and Intangibles, net	25,911	16,283	16,385	12,303	7,219
Total Assets	88,355	74,285	65,086	51,569	18,033
Long-Term Obligations and Redeemable Preferred Stock	31,172	34,512	11,585	12,881	7,210
Shareholders’ Equity	14,089	20,950	12,073	12,818	5,654

(1)	Includes the acquisition of Precision Employee Management, LLC in February 2007 and Employer Solutions Group., Inc. in March 2007.

(2)	Includes the acquisition of CSM, Inc. in April 2005.

(3)	Includes the acquisition of Professional Staff Management, Inc. in October 2003 and the James H. Drew Corp. in April 2004.

(4)	Includes the acquisition of Nor-Cote International, Inc. in July 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and the other financial data appearing elsewhere in this Form 10-K.

Overview

As a holding company of various product and service entities, we have historically invested in businesses that we believe are undervalued or underperforming, and /or in operations that are poised for significant growth.  Management’s strategic focus is to support the growth of its operations by increasing revenues and revenue streams, managing costs and creating earnings growth.  Additionally, we continually seek and evaluate strategic acquisitions that expand core offerings and drive incremental revenue and earnings growth.

Our operations are largely decentralized from the corporate office.  Autonomy is given to subsidiary entities, and there are few integrated business functions (i.e. sales, marketing, purchasing and human resources).  Day-to-day operating decisions are made by subsidiary management teams.  Our Corporate management team assists in operational decisions when deemed necessary, selects subsidiary management teams and handles capital allocation among our operations.

We were incorporated in the state of Delaware in 1988, restructured in 2000 and redomesticated to the state of Indiana in May 2005.  Prior to 2001, we conducted business mainly in the entertainment industry.

We classify our businesses under five operating segments:  Business Solutions; Wireless Infrastructure; Transportation Infrastructure; Ultraviolet Technologies; and Electronics Integration.

Key Factors Affecting or Potentially Affecting Results of Operations and Financial Condition

Management considers the following factors, events, trends and uncertainties to be important to understanding its results of operations and financial condition:

Holding Company

Management believes that its diversification among various businesses will improve long-term consistency in earnings.  It is our intent to continue to operate in selected market segments that may not directly relate to one another. Management’s strategy has been and continues to be to acquire and grow businesses that present consistent long-term growth opportunities.  To this extent, over the past five fiscal years, we have completed six key acquisitions furthering our growth strategy.  Four of these key acquisitions have been in the PEO industry.  In February 2007, the Company acquired PEM, a PEO located in Arizona.  In March 2007, the Company acquired ESG, a PEO located in Utah and Colorado.  The Company’s acquisition of PEM and ESG enabled the Company to expand its geographic presence in the PEO marketplace, and has made the Company one of the three largest public PEOs in the country.  In April 2005, we acquired CSM, a PEO located in Nashville, Tennessee.  This acquisition of the oldest PEO in the state expanded our Business Solutions segment service offerings.  In April 2004, we acquired JH Drew, a construction installer of highway-products and commercial structural steel.  This acquisition allowed us to gain entry into the transportation infrastructure business in the Midwestern United States.  In October 2003 we acquired PSM, a PEO located in Indianapolis, Indiana.  This acquisition allowed us to gain entry into the PEO market.  In July 2003 we acquired Nor-Cote, a specialty ink manufacturer with worldwide distribution channels.  This acquisition allowed us to gain entry into the ultraviolet ink business.  We continue to pursue PEO acquisition opportunities as well as other acquisition opportunities as deemed appropriate.

There are several key factors that have affected or potentially may affect our results of operations including the following:

▪
Earnings are dependant on a number of factors including our ability to execute operational strategies and integrate acquired companies into our existing operations.  Our historical growth has been due to several significant acquisitions over the past five years.  Future growth in revenues and earnings may not increase at the same rate as historical growth.

▪
We have current and long-term debt liabilities of $47.6 million.  Principal payments of $22.7 million and estimated interest payments of approximately $3.57 million are due within 12 months. The ability to meet financing needs may affect future management strategies.

▪
Certain of our expenses, such as wages, benefits and rent, are subject to normal inflationary pressures.  Inflation for medical costs can impact both our reserves for self-funded medical plans as well as our reserves for workers' compensation claims.

▪	Typically, the first, third and fourth quarter represent the best quarters for our consolidated financial results. These results are attained due to our investment in the construction industry.
▪
We maintain a solid working relationship with all of our unions and good employee relations are a focus of our management.  Although we believe we have good employee relations, there can be no assurances that work stoppages can be avoided in future periods.

▪
A control group, which includes our two major shareholders, owns 74.2% of the outstanding Common Stock of the Company.  As a result, these persons could have a controlling influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations, election of directors and any other significant corporate actions.  The interests of these shareholders may differ from the interests of the Company’s other shareholders and their stock ownership may thereby limit the ability of other shareholders to influence the management and affairs of the Company.

Business Solutions

We continue to expand service offerings in addition to our payroll services, including human resource outsourcing, employment training and testing.  While the majority of customer operations are concentrated in the Arizona, Colorado, Indiana, Tennessee and Utah markets, we intend to expand service offerings through acquisitions or new offices in the next twelve to twenty-four months.  We are in the process of installing a universal software platform among all of our PEOs.  We believe this universal platform will result in operational efficiencies sand save on audit and compliance fees.  Financial results may be affected by changes in the state regulatory environments, results under our partially self-funded health and partially self-funded workers compensation insurance plans, and economic conditions.

Wireless Infrastructure

 We reduced the size and scope of our Wireless Infrastructure segment during the year ended August 31, 2007.  Some of these reductions will not become apparent until the year ending August 31, 2008.  Most of these reductions occurred in our wireless construction and wireless technical services businesses.  We deliberately reduced the size and scope of these businesses due to the large losses incurred by these businesses.  The losses were incurred primarily due to our inability to efficiently match our number of employees with the construction and technical services workload.  We did not receive the anticipated number of jobs and the jobs that we did receive were often delayed or cancelled.  After downsizing our wireless construction business, we transferred control of the remaining business to the Transportation Infrastructure segment effective July 1, 2007.  Similarly, after downsizing our wireless technical services business, we transferred control of the remaining business to the Transportation Infrastructure segment effective November 1, 2007.  We made these transfers because the management of our Transportation Infrastructure segment has substantial expertise in managing construction projects.  We believe this expertise will allow them to exercise better control of the wireless construction and wireless technical services businesses.  Businesses remaining with the Wireless Infrastructure segment are our engineering and site acquisition businesses.  These businesses have performed successfully and we believe they will continue to grow in the future.

Transportation Infrastructure

Financial results continue to fluctuate as a result of federal and state funding for highway safety projects, changes in steel and fuel prices, market conditions and competition. Most of our jobs are competitively bid.  We face the continual challenge of being the lowest and best bidder in order to get the job.  We also face the challenge of not underbidding the job with the result that we lose money on the job or do not attain our desired profit margin.  The loss of even one big job due to us not being the lowest and best bidder can have a substantial impact on our revenues.  We are continuously affected by weather conditions and commodity price fluctuations.  Operations within this segment continue to expand beyond strictly highway safety products to commercial steel erection.  Although this segment is subject to significant volatility, we expect continued growth.

Ultraviolet Technologies

We expect continued growth in our Ultraviolet Technologies segment.  Future growth is dependent on raw material and product availability and pricing, research and development initiatives, attracting new customers with new products, and our ability to continue to deliver consistent, high-quality product.  The increased competition in our domestic and foreign markets requires us to stay price competitive.  We are also affected by our ability to attract and retain qualified management and other technical personnel.   We recently hired a new chemist to assist with some product quality issues.  In his short tenure, he has already made a positive impact.  We are also in the process of expanding our manufacturing capacity in Singapore.  We see major growth opportunities in China and Singapore.

Electronics Integration

We expect continued growth in our Electronics Integration segment although we had mixed results during our year ended August 31, 2007.  Commercial Solutions, which sells televisions primarily to the healthcare and lodging industries, had positive results.  Kingston Integration, which sells televisions primarily to integrators, other distributors and large restaurant chains, had a significant decrease in sales.  We have installed a new management team and believe that the results will improve.  AVR which installs commercial and residential electronics and home theaters has ended the year with a significant loss.  Again, we have installed new management and believe that results will improve.  During the year ending August 31, 2008, we anticipate expanding our distribution business to include non-electronic products.  We have developed many contacts in China as a result of trips to China as part of our Ultraviolet Technologies business. We believe that we can import various products from China and sell these products using our existing distribution network.

Our future financial success will largely be dependent on our ability to maintain preferred pricing with our vendors, availability of products from our vendors, industry consolidation, economic conditions, and the ability to attract and retain qualified management and other personnel.

Results of Operations

Results of operations for the year ended August 31, 2007, 2006 and 2005 are as follows:

	Net revenues for the year ended August 31,			Operating income for the year ended August 31,
	2007	2006	2005	2007	2006	2005
	(Dollars in thousands)
Wireless Infrastructure	$23,162	$27,859	$14,911	$(4,211)	$(124)	$(603)
Business Solutions	69,170	44,543	28,458	3,989	3,423	2,369
Transportation Infrastructure	40,110	57,931	46,549	1,844	2,970	1,008
Ultraviolet Technologies	12,421	12,437	10,771	129	667	(219)
Electronics Integration	13,450	14,343	12,407	(575)	(91)	(1,095)
Holding Company	-	-	-	(5,494)	(3,195)	(2,465)
Variable Interest Entity	1,493	-	-	1,244	-	-
Variable Interest Entity Elimination	(1,457)	-	-	-	-	-
Segment Totals	$158,349	$157,113	$113,096	(3,074)	$3,650	$(1,005)

Year ended August 31, 2007 versus August 31, 2006

Net loss allocable  to common stock shareholders was $7.8 million, or $(0.63) per diluted share on revenues of $158.3 million for the year ended August 31, 2007 compared with net income of $1.9 million, or $0.16 per diluted share on revenues of $157.1 million for the year ended August 31, 2006.  This represents a 0.8% increase in revenues and a 510% decrease in net income.  The increase in revenues for the year was due to increases in our Business Solutions segment and the decrease in net income for the year was primarily due to losses in our Wireless Infrastructure segment.

The following factors contributed to the increases and decreases in revenues in fiscal year 2007:

▪	The Wireless Infrastructure decreases were due mainly to decreased demand for products and services offered by our companies and our decision to downsize this business.
▪	The Business Solutions increases were due to the acquisition of PEM in February 2007 and ESG in March 2007 as well as an increased customer base.
▪	The Transportation Infrastructure decreases were due to the inability to replace certain large jobs that existed in the prior year and the timing of the release of federal highway funds.
▪	The Ultraviolet Technologies lack of change was due to new product offerings offset by lost sales due to certain quality issues.
▪	The Electronics Integration decreases were due to personnel changes and decreased sales to integrators, distributors and restaurant chains.

The following factors contributed to the increases and decreases in net income in fiscal year 2007:

▪
Increased expenses relating to impairment charges on certain intangible assets of $1.815 million recognized in the Wireless Infrastructure segment and $0.212 million recognized in the Electronics Integration segment.

▪	Increased expenses resulting from the inability to match the number of employees with the work available in the Wireless Infrastructure segment.
▪	Increased expenses resulting from product quality issues in the Ultraviolet Technologies segment.
▪	Unfavorable claims experience related to our health and workers’ compensation plans in the Business Solutions segment.
▪	Increase in interest expense of approximately $1.0 million due to the funding of acquisitions, the funding of the Company’s net losses and rate increases.

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

The following factors contributed to the increase in revenues in fiscal year 2006:

▪
The Wireless Infrastructure increases were mainly due to increased demand for products and services offered by our companies due to the cellular communication industry’s investment in expansion of their networks and increased marketing of our services.

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
▪
Income tax benefit of $0.5 million due to the release of a portion of our valuation allowance related to our net operating loss carryforward based on conservative projections of taxable earnings in fiscal 2006.

Additionally, items which offset the increase in net income include the following items:

▪	Increase in expenses related to hiring of new management and sales personnel in the Wireless Infrastructure and Business Solutions segments.
▪	Increase in expenses related to new offices in the Wireless Infrastructure and Ultraviolet Technologies segments.
▪
Increase in interest expense of $1.0 million, or 72% mainly due to our issuance of a $7.5 million long-term convertible note payable in November 2005 and financing of the CSM acquisition.  Additionally, interest expense increased approximately $0.6 million due to the changes in prime rate over the last fiscal year.

Results by segment are described in further details as follows:

Business Solutions

Business Solutions segment operating results for the years ended August 31, 2007, 2006 and 2005 are as follows:

	Year ended
	August 31, 2007		August 31, 2006		August 31, 2005
	(Dollars in thousands)
Net revenues	69,170	100%	$44,543	100%	$28,458	100%
Cost of revenues	54,824	79.30%	34,084	76.5%	21,646	76.1%
Gross profit	14,346	20.70%	10,459	23.5%	6,812	23.9%

Operating expenses
Selling, general and administrative	9,365	13.50%	6,437	14.5%	4,107	14.4%
Depreciation and amortization	992	1.40%	599	1.3%	336	1.2%
Total operating expenses	10,357	15.00%	7,036	15.8%	4,443	15.6%

Segment operating income (loss)	3,989	5.80%	$3,423	7.7%	$2,369	8.3%

Revenues

Revenues for the year ended August 31, 2007 were $69.2 million, compared to $44.5 million for the year ended August 31, 2006, an increase of $24.7 million, or 56%.  The primary reasons for the revenue increase were the acquisition of PEM in February 2007 and the acquisition of ESG in March 2007.  We reported seven months of revenues for the year ended August 31, 2007 of $3.7 million related to PEM and six months of revenues for the year ended August 31, 2007of $18.1 million related to ESG.  The remaining increase in revenues was due to an overall increase in the customers resulting in the total number of co-employees increasing 45% from 7,806 at August 31, 2006 as compared to 17,290 at August 31, 2007, including additions due to the aforementioned acquisitions.

Revenues for the year ended August 31, 2006 were $44.5 million, compared to $28.5 million for the year ended August 31, 2005, an increase of $16.0 million, or 56%.  The primary reason for the revenue increase was the acquisition of CSM in April 2005.  We reported five months revenues for the year ended August 31, 2005 of $6.5 million and twelve months of revenues for year ended August 31, 2006 of $16.6 million related to this entity.  The remaining increase in revenues was due mainly to an increase in the customers resulting in the total number of co-employees increasing 13% from 6,886 at August 31, 2005 as compared to 7,806 at August 31, 2006.

Gross Profit

Gross profit for the year ended August 31, 2007 was $14.3 million, representing 20.7% of revenue, compared to $10.5 million, representing 24% of revenues for the year ended August 31, 2006, an increase of $3.8 million, or 37%.  The primary reasons for the gross profit increase were the acquisition of PEM in February 2007 and the acquisition of ESG in March 2007.  PEM reported gross profit of $.7 million for the seven months ended August 31, 2007 and ESG reported gross profit of $4.7 million for the six months ended August 31, 2007.  The increases in gross profit were offset somewhat by a $1.6 million reduction in health reserve credits at PSM and because one former client of PSM had over $1.0 million in uninsured claims.

Gross profit for the year ended August 31, 2006 was $10.5 million, representing 24% of revenue, compared to $6.8 million, representing 24% of revenues for the year ended August 31, 2005, an increase of $3.7 million, or 54%.  The primary reason for the increase in gross profit was the acquisition of CSM in April 2005.  CSM reported gross profit of $1.4 million for the five months ended August 31, 2005 as compared to $3.9 million for fiscal year ended August 31, 2006.  Gross profit also increased due to reduced claims and payment lag time related to our partially self-funded health insurance plan, resulting in approximately $0.5 million in earnings.  The remaining increase was due to the increase in revenues discussed above.

Operating Income

Operating income for the year ended August 31, 2007 was $4.0 million, compared to $3.4 million for the year ended August 31, 2006, an increase of $0.6 million, or 17%.  Operating income increased for the year ended August 31, 2007 due to the acquisitions of PEM and ESG.  PEM reported seven months of operating income of $.03 million for the year ended August 31, 2007 and ESG reported six months of operating income of $1.6 million for the year ended August 31, 2007.  The increase in operating income due to the acquisitions was offset by a decrease in operating income at PSM that resulted from a large decrease in health reserve credits, and a decrease in operating income at CSM resulting from a catastrophic worker’s compensation claim.

Operating income for the year ended August 31, 2006 was $3.4 million, compared to $2.4 million for the year ended August 31, 2005, an increase of $1.0 million, or 42%.  CSM reported five months of operating income of $0.2 million for the year ended August 31, 2005 as compared to $0.8 million for the year ended August 31, 2006.  Operating income increased for the year ended August 31, 2006 mainly due to an increase in revenues and gross profits as discussed above offset somewhat by an increase in administrative and sales personnel expense.

Wireless Infrastructure

Wireless Infrastructure segment operating results for the year ended August 31, 2007, 2006 and 2005 are as follows:

	Year Ended
	August 31, 2007		August 31, 2006		August 31, 2005
	(Dollars in thousands)
Net revenues	$23,162	100%	$27,859	100%	$14,911	100%
Cost of revenues	18,919	81.7%	21,898	78.6%	11,597	77.8%
Gross profit	4,243	18.3%	5,961	21.4%	3,314	22.2%

Operating expenses
Selling, general and administrative	6,337	27.4%	5,680	20.4%	3,496	23.4%
Depreciation and amortization	302	1.3%	405	1.5%	202	1.4%
Impairment loss of intangible assets	1,815	7.8%	-	0.0%	219	1.5%
Total operating expenses	8,454	36.5%	6,085	21.8%	3,917	26.3%

Segment operating income (loss)	$(4,211)	-18.2%	(124)	-0.4%	(603)	-4.0%

Revenues

Revenues for the year ended August 31, 2007 were $23.2 million compared to $27.9 million for the year ended August 31, 2006, a decrease of $4.7 million, or 17%.  The decrease in revenues was mainly due to the decline and/or suspension of capital budgets for some of our major clients, the acquisitions and mergers in the industry and our decision to downsize our operations.

Revenues for the year ended August 31, 2006 were $27.9 million compared to $14.9 million for the year ended August 31, 2005, an increase of $13.0 million, or 87%.  The increase in revenues was mainly due to additional work procured from existing customers, geographic expansion and sales with new customers primarily within our construction services entity.  In 2006, we opened new offices in Missouri and Ohio allowing us to expand our regional presence.  In addition, we focused our marketing efforts on our ability to offer turnkey products and services which allowed us to secure contracts which benefited all of our wireless companies.

Gross Profit

Gross profit for the year ended August 31, 2007 was $4.2 million, representing 18% of revenues, compared to $6 million representing 21% of revenues for the year ended August 31, 2006, a decrease of $1.7 million, or 29%.  The gross profit decrease was due to decreased revenues and lower profit margins on available work.

Gross profit for the year ended August 31, 2006 was $6.0 million, representing 21% of revenues, compared to $3.3 million representing 22% of revenues for the year ended August 31, 2005, an increase of $2.7 million, or 82%.  The gross profit increase was mainly due to increased revenues offset somewhat by increased costs associated with geographic and branch expansion and hiring and training of new employees.

Operating Income (Loss)

There was an operating loss for the year ended August 31, 2007 of ($4.2) million, compared to an operating loss of ($0.1) million for the year ended August 31, 2006, an increase in operating loss of $4.1 million, or 3296%. Operating income decreased due to the decreased gross profits described above combined with the overall industry slowdown, resulting in a more competitive marketplace and lower margins.  The slow management reaction to the industry slow-down in release of work resulted in excess overhead costs and the impairment of certain receivables, inventory, fixed assets, goodwill and other intangible assets.  Charges were incurred by the Company related to the disposal of fixed assets, write down of inventory to fair market value and impairment of goodwill and other intangible assets as a result of the management changes and losses incurred within the Wireless Infrastructure segment.  As part of the operating loss, a non-recurring impairment charge on certain intangible assets of $1.8 million was recognized in the year ended August 31, 2007.  Management has taken the following steps to improve operating performance in this segment: i) initiated management team changes; ii) aligned asset and labor base in line with market conditions; and iii) evaluated and adjusted ongoing customer contract negotiations and purchasing procedures.

There was an operating loss for the year ended August 31, 2006 of ($0.1) million, compared to an operating loss of ($0.6) million for the year ended August 31, 2005, a decrease in operating loss of $0.5 million, or 79%. The improvement in operating income was mainly due to the increased gross profits described above offset somewhat by increased selling, general and administrative expenses related to hiring of new management personnel and branch expansion.  Additionally, a non-recurring impairment charge on certain intangible assets of $0.2 million was recognized in the year ended August 31, 2006 due to restructurings of personnel.

Transportation Infrastructure

Transportation Infrastructure segment operating results for the year ended August 31, 2007, 2006 and 2005 are as follows:

	Year ended
	August 31, 2007		August 31, 2006		August 31, 2005
	(Dollars in thousands)
Net revenues	$40,110	100%	$57,931	100%	$46,549	100%
Cost of revenues	35,044	87.40%	51,137	88.3%	42,268	90.8%
Gross profit	5,066	12.60%	6,794	11.7%	4,281	9.2%

Operating expenses
Selling, general and administrative	3,205	8.00%	3,340	5.8%	2,814	6.0%
Depreciation and amortization	17	0%	484	0.8%	459	1.0%
Total operating expenses	3,222	8.00%	3,824	6.6%	3,273	7.0%

Segment operating income (loss)	$1,844	4.60%	$2,970	5.1%	$1,008	2.2%

Revenues

Revenues for the year ended August 31, 2007 were $40.1 million compared to $57.9 million for the year ended August 31, 2006, a decrease of $17.8 million, or 31%. Revenues decreased mainly due to the completion of certain large jobs in one Midwestern geographic market in the prior fiscal year and the effects of lost maintenance contract revenues in another Midwestern geographic market to a foreign competitor.

Revenues for the year ended August 31, 2006 were $57.9 million compared to $46.5 million for the year ended August 31, 2005, an increase of $11.4 million, or 25%. Revenues increased mainly due to favorable weather conditions, increased market conditions in two Midwestern geographic markets, a change in job mix where we acted as general contractor, thereby having greater control over timing of completion and scheduling of construction crews, and improved market conditions due to the release of federal highway funds.

Gross Profit

Gross profit for the year ended August 31, 2007 was $5.1 million, representing 12.6% of revenues, compared to $6.8 million, representing 12% of revenues for the year ended August 31, 2006, a decrease of $1.7 million, or 25%. The decrease in gross profit was mainly due to the decrease in revenues.  Gross profit as a percentage of revenues increased due to improved results in one of our operating divisions and favorable closings of certain jobs within one of our operating divisions.

Gross profit for the year ended August 31, 2006 was $6.8 million, representing 12% of revenues, compared to $4.3 million, representing 9% of revenues for the year ended August 31, 2005, an increase of $2.5 million, or 58%. The increase in gross profit was mainly due to the revenues increase discussed above.  Gross profit as a percentage of revenues increased due to favorable weather conditions and change in job mix where we acted as general contractor both of which resulted in increased productivity.  These increases were offset somewhat by cost incurred in excess of contract prices on a project in one operating division.  In the year ended August 31, 2006, we took steps to help mitigate these types of losses through implementation of a new management team within this subsidiary.

Operating Income

Operating income for the year ended August 31, 2007 was $1.8 million, compared to operating income of $3.0 million for the year ended August 31, 2006, a decrease of $1.2 million, or 40%. Operating income for the year ending August 31, 2007 as compared to the same periods ending August 31, 2006 decreased mainly due to the decrease in revenues discussed above.

Operating income for the year ended August 31, 2006 was $3.0 million, compared to operating income of $1.0 million for the year ended August 31, 2005, an increase of $2.0 million, or 200%. Operating income for the year ending August 31, 2006 as compared to the same periods ending August 31, 2005 increased mainly due to the increase in gross profits discussed above.

Ultraviolet Technologies

Ultraviolet Technologies segment operating results for the year ended August 31, 2007, 2006 and 2005 are as follows:

	Year ended
	August 31, 2007		August 31, 2006		August 31, 2005
	(Dollars in thousands)
Net revenues	$12,421	100%	$12,437	100%	$10,771	100%
Cost of revenues	7,419	59.7%	7,177	57.7%	5,934	55.1%
Gross profit	5,002	40.3%	5,260	42.3%	4,837	44.9%

Operating expenses
Selling, general and administrative	4,580	36.9%	4,175	33.6%	4,663	43.3%
Depreciation and amortization	293	2.4%	418	3.4%	393	3.6%
Total operating expenses	4,873	39.2%	4,593	36.9%	5,056	46.9%

Segment operating income (loss)	$129	1.0%	$667	5.4%	$(219)	-2.0%

Revenues

Revenues for the year ended August 31, 2007 were $12.4 million compared to $12.4 million for the year ended August 31, 2006, with no overall net change in revenues.  By segment, sales in the Americas have increased primarily due to increased sales of POP/Decal products; sales in the UK have increased largely due to sales of conductive silver inks, as well as favorable currency exchange rates in fiscal 2007; and sales decreased in Asia due to a decline in sales of nameplate inks and a decline in sales of container inks.

Revenues for the year ended August 31, 2006 were $12.4 million compared to $10.8 million for the year ended August 31, 2005, an increase of $1.6 million, or 15%.  The increase in revenues was mainly due to new and/or improved technologies and increased marketing efforts.  Domestic sales increased in fiscal 2006 due to proprietary product sales through a toll manufacturing agreement and sales of POP/ decal inks from our acquisition of Ink Source in fiscal year 2005.  International sales increased due to greater demand in the Asian marketplace including nameplate/ membrane switch product sales and a license agreement of products entered into in August 2006 with a Japanese manufacturer.  Additionally, we increased prices across various product lines in July 2005 mainly due to increased costs of raw materials.  The increase in revenues was offset somewhat by lower U.S. sales to the loose leaf, tag and label and compact disk markets due to competition.

Gross Profit

Gross profit for the year ended August 31, 2007 was $5.0 million representing 40% of revenue, compared to $5.3 million representing 42% of revenues for the year ended August 31, 2006, a decrease of $0.3 million, or 5%.  Gross profit decreased slightly mainly due to increased sales of lower margin items.

Gross profit for the year ended August 31, 2006 was $5.3 million representing 42% of revenue, compared to $4.8 million representing 45% of revenues for the year ended August 31, 2005, an increase of $0.5 million, or 9%.  Gross profit increased slightly mainly due to price increases that were offset somewhat by additional costs related to opening a new blending facility in July 2005 and to an increase in claims related to our partially self-funded health plan.  Gross profit as a percentage of revenues decreased slightly due to increased sales of lower margin items.

Operating Income

Operating income for the year ended August 31, 2007 was $0.1 million, compared to $0.7 million for the year ended August 31, 2006, a decrease of $0.6 million, or 86%. The decrease in operating income was due to increased expenses relating to product quality issues and increased expenses, including trade show and personnel expenses.

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

Electronics Integration

Electronics Integration segment operating results for the year ended August 31, 2007, 2006 and 2005 are as follows:

	Year ended
	August 31, 2007		August 31, 2006		August 31, 2005
	(Dollars in thousands)
Net revenues	$13,450	100%	$14,343	100%	$12,407	100%
Cost of revenues	11,608	86.3%	11,913	83.1%	10,626	85.6%
Gross profit	1,842	13.7%	2,430	16.9%	1,781	14.4%

Operating expenses
Selling, general and administrative	2,103	15.6%	2,397	16.7%	2,243	18.1%
Depreciation and amortization	102	0.8%	124	0.9%	216	1.7%
Impairment loss of intangible assets	212	1.6%	-	0.0%	417	3.4%
Total operating expenses	2,417	18.0%	2,521	17.6%	2,876	23.2%

Segment operating income (loss)	$(575)	-4.3%	$(91)	-0.6%	$(1,095)	-8.8%

Revenues

Revenues for the year ended August 31, 2007 were $13.5 million compared to $14.3 million for the year ended August 31, 2006, a decrease of $0.9 million, or 6%.  Revenues decreased mainly due to less sales to integrators, distributors and restaurant chains.  These declines were somewhat offset by increased sales to hospitals and lodging facilities.

Revenues for the year ended August 31, 2006 were $14.3 million compared to $12.4 million for the year ended August 31, 2005, an increase of $1.9 million, or 15%. Revenues increased mainly due to the acquisition of AVR in November 2005, which had ten-month revenues of $1.3 million.  This acquisition created our entry into the custom home theatre market.  Additionally, we expanded our television product offerings through new vendor relationships which created more competitive pricing.  These increases were offset somewhat by the loss of a master distributor agreement with a major electronics manufacturer in May 2005.

Gross Profit

Gross profit for the year ended August 31, 2007 was $1.8 million representing 14% of revenue, compared to $2.4 million representing 17% of revenues for the year ended August 31, 2006, a decrease of $0.6 million, or 24%.  Gross profit decreased mainly due to changes in the product mix and decreases in revenues.

Gross profit for the year ended August 31, 2006 was $2.4 million representing 17% of revenue, compared to $1.8 million representing 14% of revenues for the year ended August 31, 2005, an increase of $0.6 million, or 33%.  Gross profit and gross profit as a percentage of revenues increased as a result of the acquisition of AVR in November 2005.

Operating Income (Loss)

There was an operating loss for the year ended August 31, 2007 of ($0.6) million, compared to an operating loss of ($0.1) million for the year ended August 31, 2006, an increased loss of ($0.5) million, or 532%.   Additional charges incurred by the Company related to the disposal of fixed assets, write down of inventory to fair market value and impairment of goodwill and other intangible assets as a result of the management changes and losses incurred within the Electronics Integration segment.  As part of the operating loss, a non-recurring impairment charge on certain intangible assets of $0.212 million was recognized in the year ended August 31, 2007.

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

Holding Company

Operating Expense

The Holding Company does not have any income producing operating assets. As such, the operating loss was equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the year ended August 31, 2007 were $5.5 million, compared to $3.2 million for the year ended August 31, 2006, an increase of $2.3 million, or 72%. The increase was mainly due to the hiring of  additional corporate executive and accounting personnel; as well as increased audit, accounting and legal expenses primarily resulting from Company growth.

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

Interest Expense

Interest expense was $3.5 million for the year ended August 31, 2007, compared to $2.5 million for the year ended August 31, 2006, an increase of $1.0 million, or 40%.  The increase was due mainly to bank financing of the PEM and ESG acquisitions in February 2007 and March 2007, respectively, additional borrowings under our line of credit for capital expenditures and other expenses  incurred as a result of the Company’s operating losses.  Interest expense was $2.5 million for the year ended August 31, 2006, compared to $1.4 million for the year ended August 31, 2005, an increase of $1.1 million, or 79%.  The increase was due mainly to partial bank financing of the CSM acquisition in April 2005, additional borrowings under our line of credit for capital expenditures and other funding to support wireless infrastructure growth, federal increase of prime rate interest, and issuance of a convertible term note in November 2005 for working capital needs.  This was offset by a decrease in $0.3 of interest expense resulting from the conversion of a shareholder note payable to preferred stock in fiscal 2006.

Income Taxes

There was $0.2 million of income tax expense for the year ended August 31, 2007.  There was $0.4 million of income tax benefit for the year ended August 31, 2006.  A valuation allowance is necessary to reduce the deferred tax assets, if the Company had a federal tax operating loss and based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management has determined that a $4.0 million valuation allowance at August 31, 2007 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.  The change in the valuation allowance for the current period is $2.2 million.

There was $0.4 million of income tax benefit for the year ended August 31, 2006.  There was $0.1 million of income tax expense for the year ended August 31, 2005.  Federal income tax expense was offset through the release of our valuation allowance to the extent of current period earnings and the release of the valuation allowance from prior years net operating losses of $0.5 million based on conservative projections of taxable earnings in fiscal 2007.  At August 31, 2006, management deemed the likelihood of incurring taxable income for fiscal year ending August 31, 2007, in excess of the deferred tax benefit of $0.5 million, to be more likely than not.

Liquidity and Capital Resources

Our principal sources of liquidity include cash and equivalents, marketable securities and proceeds from debt borrowings.  We had $9.8 million, $4.9 million, and $6.0 million of cash and equivalents and marketable securities at August 31, 2007, 2006, and 2005, respectively.  At August 31, 2007 we had $0.0 million available on our line of credit with the bank.

We had working capital of $.3 million at August 31, 2007 compared with $23.4 million at August 31, 2006. The decrease in working capital was due mainly to the inclusion of the variable interest entity line of credit, the reclassification of the bank line of credit from long-term to current, the , increase in health and workers’ compensation reserves, an increase in accrued expenses, a decrease in accounts receivable, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts and a decrease in marketable equity securities.  These decreases were somewhat offset by decreases in billings in excess of costs and estimated earnings on uncompleted contracts, a decrease in other current liabilities, an increase in cash and equivalents and an increase in prepaid expenses and other current assets.  We had $1.2 million in working capital at August 31, 2005.  Current assets are composed primarily of cash and equivalents, net accounts receivable, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts.

Total debt at August 31, 2007 was $47.6 million including a $5.7 million convertible term note,$33.6 million in bank debt, $1.0 million in debt to a related party and $7.3 million in the variable interest entity’s debt.  Total debt at August 31, 2006 was $31.2 million.  The increase in debt was due to the new debt to a related party, the inclusion of the variable interest entity’s debt and the full use of the Company’s line of credit with the bank.  Total debt at August 31, 2005 was $33.2 million. On August 31, 2006, we negotiated a $35 million credit facility with Fifth Third Bank.  Under terms of this loan agreement, the term loan component was personally guaranteed by our two major shareholders, while the revolving note was secured by assets of the Company.  On October 18, 2007, we amended some of the terms of this loan agreement.  Under the new agreement, the term loan component and the revolving note are both personally guaranteed by our two major shareholders.

The bank debt includes a $20 million term loan evidenced by a term loan note, which matures on August 31, 2011 and a $15 million line of credit evidenced by a revolving line of credit promissory note, which matures on August 31, 2008. Availability under the Revolving Loan is the lesser of $15 million or the borrowing base amount, which is calculated monthly as a percentage of our eligible assets. Interest was charged on the loans at LIBOR plus 1.75%, which could have decreased to LIBOR plus 1.5% if we had met certain performance criteria. After the amendment of the loan agreement, interest is charged at LIBOR plus 2.00% which may decrease to LIBOR plus 1.75% if we meet certain performance criteria.  Outstanding borrowings under our line of credit amounted to $15 million at August 31, 2007. Under the terms of our loan agreement, the bank may call the loan if we are in violation of any restrictive covenants.  Due to the consolidation of the variable interest entity described in Note 2 of the accompanying consolidated financial statements, at August 31, 2007, we are in breach of (a) the Minimum Shareholders’ Equity covenant requirement of $15,000 and (b) the Maximum Funded Debt/Total Capitalization Ratio covenant of .75 to 1.00.  We are currently in preliminary discussions with the bank regarding these matters.  As of this date, based on preliminary discussions, we believe that we can obtain a waiver from the bank regarding these matters.

On November 21, 2005, we issued a convertible term note, in the principal amount of $7.5 million to Laurus Master Fund LTD. The convertible term note is convertible into shares of our common stock at an initial fixed conversion price of $5.50 per share. We also issued to Laurus a warrant, to purchase up to 272,727 shares of our common stock at an exercise price of $6.60 per share with a term of five years. In connection with the Laurus financing, we also issued to CB Capital Partners, Inc. (“CB Capital”) a warrant to purchase up to 13,636 shares of our common stock at an exercise price of $6.60 per share with a term of five years on January 25, 2006.

The convertible term note has a term of three years and accrues interest at the prime rate plus 3% per year. Interest on the principal amount is payable monthly, in arrears, on the first business day of each consecutive calendar month thereafter until the maturity date. Under the terms of the convertible term note, the monthly principal payment is payable either in cash at 102% of the respective monthly amortization amounts or, if certain criteria are met, in shares of our common stock. See Note 10 to the consolidated financial statements for additional discussion of the terms of the financing with Laurus.

The various debt agreements contain restrictive covenants which limit, among other things, certain mergers and acquisitions, redemptions of common stock, and payment of dividends. In addition, we must meet certain financial ratios.

During the year ended August 31, 2007, we completed two major acquisitions.  These acquisitions were PEM and ESG.  In addition, we experienced a significant net loss.  Each of these occurrences resulted in a significant use of funds.  The source of these funds has mainly been additional borrowings from the bank.

Cash Flows

Cash flows provided by operating activities for the year ended August 31, 2007 was $5.8 million as compared to cash flows used in operating activities of $1.2 million at August 31, 2006. This increase in operating cash flows was mainly due to a decrease in our accounts receivable, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts, and an increase in impairment on intangible assets offset somewhat by our net loss.  Cash flows used in  operating activities was $5.3 million for the year ended August 31, 2005.

Net cash flow used in investing activities was $7.1 million for the year ended August 31, 2007 compared to $2.4 million for the year ended August 31, 2006.  The increase was due mainly to the acquisition of PEM and ESG offset somewhat by our reduction in capital expenditures. Cash flows used in investing activities was $4.9 million for the year ended August 31, 2005.

Net cash flow provided by financing activities was $7.4 million for the year ended August 31, 2007 compared to $3.4 million for the year ended August 31, 2006.  The increase was mainly the result of increased borrowings on our line of credit.  Cash flows provided by financing activities was $10.4 million for the year ended August 31, 2005.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of August 31, 2007:

	Payments Due By
Contractual obligation	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt and capital lease obligations	$47,564	$23,679	$8,837	$15,048	$0
Operating lease (1)	18,324	3,304	2,446	5,761	6,813

Total	$65,888	$26,983	$11,283	$20,809	$6,813

(1)	Operating leases represent the total future minimum lease payments.

Excluded from the above table is interest associated with borrowings under our line of credit and term loan with the bank and our convertible note payable with Laurus because both the amount borrowed and applicable interest rate are variable.

Off Balance Sheet Arrangements

As is common in the industries in which we operate, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include transactions with related parties, liabilities associated with guaranties, letter of credit obligations and surety guarantees.

Transactions with Related Parties

We have entered into various acquisition agreements over the past four  years that  contain option agreements between the sellers and our majority shareholder, Mr. Carter Fortune, related to the Company’s stock obtained by the sellers through the acquisitions.  The option agreements provide for put/call options on the Company’s common stock held by the sellers.  The put/call options range in price from $1 to $10 per common share.  Harlan Schafir and certain PSM employees exercised their  put sale rights by executing the sale of his shares of Company stock to Mr. Fortune and Mr. Fisbeck during the first and second fiscal quarters of the 2007 fiscal year. Norman Wolcott and the former shareholders of Magtech Services, Inc. sold shares of Company Common Stock to Carter M. Fortune and John Fisbeck pursuant to option rights associated with the Nor-Cote and Magtech acquisitions.  The members of PEM currently have put rights in regards to 258,824 shares.  The put price is $3.75 per share.  Upon exercise, the Company’s two major shareholders must purchase t he shares.  Similarly, the Company’s two major shareholders have call rights in regards to the same shares at a price of $6.00 per share.  The shareholders of CSM currently have put rights in regards to approximately 150,000 shares.  The exact number depends on a vesting schedule.  The put price is $10.33 per share.  Upon exercise, the Company’s major shareholder must purchase the shares.  Refer to Note 3 of the accompanying consolidated financial statements for detailed information regarding the put/call rights.

As of August 31, 2007, we leased six facilities from Fisbeck-Fortune Development, LLC, a variable interest entity equally owned by the Company’s two major shareholders.  The primary purpose of this entity is to own and lease these properties to the Company.   When these leases were originally executed, the leases contained provisions whereby the rental rates could be adjusted to fair market value.  Effective February 1, 2007, the Company and the variable interest entity agreed to an adjustment in the rental rates.  In the future, the Company may incur additional expense as rental rates are further adjusted to fair market rates.  Subsequent to August 31, 2007, one of the leases was terminated at the Company’s request because the Company no longer had a need for the facility.  On November 2, 2007, the variable interest entity sold the facility.  Refer to Note 17 of the accompanying consolidated financial statements for detailed information regarding the Company’s lease obligations.

Guaranties

A significant portion of our debt and surety bonds are personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer.  It is very unlikely that the Company could have obtained such debt without the personal guarantees.  If the Chairman of the Board and Chief Executive Officer decide not to continue their personal guarantees or decide not to make additional personal guarantees, it will significantly limit the Company’s ability to obtain financing and would have a material adverse effect upon the Company.     As of August 31, 2006, the Chairman of the Board and the Chief Executive Officer had personally guaranteed Company debt in the amount of $27.8 million.  As of August 31, 2007, the Chairman of the Board and the Chief Executive Officer had personally guaranteed Company debt in the amount of $24.3 million.  Subsequent to August 31, 2007, the Chairman of the Board and the Chief Executive Officer agreed to guarantee an additional $15 million of Company debt.  Prior to August 31, 2006, the Company had not paid any guarantee fees to the Chairman of the Board or the Chief Executive Officer for their personal guarantees of Company debt.  During the fiscal year ended August 31, 2007, the Board approved the payment of certain guarantee fees to the Chief Executive Officer.  Subsequent to payment, and in response to the Company’s lower than expected operating results, the Chief Executive Officer voluntarily agreed to repay the full amount of the guarantee fees ($394,465).  All of these guarantee fees have been repaid.  The Company, the Chairman of the Board and the Chief Executive Officer are in continuing discussions as to the amount, if any, of guarantee fees that should be paid during the fiscal year ending August 31, 2008.

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under health insurance and workers compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of August 31, 2007, we had approximately $5.1 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.

Payment and Performance Bonds

Within our Wireless Infrastructure and Transportation Infrastructure segments, certain customers, particularly in connection with new construction, require us to post payment or performance bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, we have posted letters of credit in the amount of $5 million in favor of the surety and, with the consent of our lenders under our credit facility; we have granted security interests in certain of our assets to collateralize our obligations to the surety. We expect this letter of credit in favor of the surety to be reduced in the future. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future. As of August 31, 2007, an aggregate of approximately $5 million in original face amount of bonds issued by the surety were outstanding.

Control Group

As of August 31, 2007, the Control Group held 74.2% or 8,454,784 shares of our outstanding common stock.  Members of the Control Group as of this date include John F. Fisbeck and Carter M. Fortune.  Individually, each of the above persons has the sole voting and dispositive power over the following number of shares of the Company’s Common Stock as of August 31, 2007: John F. Fisbeck, 2,786,487 (or 24.5%) and Carter M. Fortune, 5,283,797 (or 46.4%). In addition to the above shares, Messrs. Fisbeck and Fortune equally share dispositive control over 384,500 (or 3.4%) shares of the Company’s Common Stock held by Fisbeck-Fortune Development, LLC as of August 31, 2007.

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

Revenue and Cost Recognition: In the Wireless Infrastructure segment, Fortune Wireless enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within twelve months. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached or under the percentage of completion method as appropriate. Cornerstone Construction recognizes revenue solely using the percentage of completion method on contracts in process. Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated cost of the contract. The estimated total cost of a contract is based upon management’s best estimate of the remaining costs that will be required to complete a project. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs and estimated earnings in excess of billings on uncompleted contracts are shown as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are shown as a current liability. Anticipated losses on contracts, if any, are recognized when they become evident.

In the Business Solutions segment, PSM, CSM, PEM, and ESG. and related entities bill clients under their Professional Services Agreement as licensed Professional Employer Organizations (collectively the “PEOs”), which includes each worksite employee’s gross wages, plus additional charges for employment related taxes, benefits, workers’ compensation insurance, administrative and record keeping, as well as safety, human resources, and regulatory compliance consultation. Most wages, taxes and insurance coverage are provided under the PEOs’ federal, state, and local or vendor identification numbers. No identification or recognition is given to the client when these monies are remitted or calculations are reported. Most calculations or amounts the PEOs owe the government and its employment insurance vendors are based on the experience levels and activity of the PEOs with no consideration to client detail. The PEOs bill the client their worksite employees’ gross wages plus an overall service fee that includes components of employment related taxes, employment benefits insurance, and administration of those items. The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to health, workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. Charges by the PEOs are invoiced along with each periodic payroll delivered to the client.

The PEOs report revenues in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The PEOs report revenues on a gross basis, the total amount billed to clients for service fees which includes health and welfare benefit plan fees, workers’ compensation insurance, unemployment insurance fees, and employment-related taxes. The PEOs report revenues on a gross basis for such fees because the PEOs are the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19.  The PEOs report revenues on a net basis for the amount billed to clients for worksite employee salaries and wages. This accounting policy of reporting revenue net as an agent versus gross as a principal has no effect on gross profit, operating income, or net income.

The PEOs account for their revenues using the accrual method of accounting. Under the accrual method of accounting, revenues are recognized in the period in which the worksite employee performs work. The PEOs accrue revenues for service fees, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. The PEOs accrue unbilled receivables for payroll taxes, service fees, health and welfare benefits plan fees, workers’ compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related service fees are billed.

Consistent with their revenue recognition policy, the PEOs direct costs do not include the payroll cost of its worksite employees. The Company’s direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

In the Transportation Infrastructure segment, JH Drew recognizes revenue using the percentage of completion method on contracts in process. Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated cost of the contract. The estimated total cost of a contract is based upon management’s best estimate of the remaining costs that will be required to complete a project. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs and estimated earnings in excess of billings on uncompleted contracts are reported as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are reported as a current liability. Anticipated losses on contracts, if any, are recognized when they become evident.

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

Valuation of Accounts Receivable and Inventory Reserves:

Collectability of accounts receivable is evaluated for each subsidiary based on the subsidiary’s industry and current economic conditions. Other factors include analysis of historical bad debts, projected losses, and current past due accounts. Inventories are valued at lower of cost or market using the first-in, first-out method based on average cost. The Company’s valuation of inventory includes both a markdown reserve for inventory that will be sold below original cost, and a usage reserve. The reserve values are evaluated by each subsidiary based upon historical information and assumptions about future demand and market conditions. The usage reserve value is based on historical information and assumptions as to usage of current product in inventory and related usage trends. The Company’s accounts receivable and inventory reserves decreased by $0.2 million and increased by ($0.1) million respectively, at August 31, 2007 compared to August 31, 2006. It is possible that changes to the markdown and usage reserves could be required in future periods due to changes in market conditions.

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

The Company has elected to perform the annual impairment test of recorded goodwill as required by SFAS 142 as of the end of fiscal fourth quarter. The results of this annual impairment test indicated that the fair value of each of the reporting units as of August 31, 2007, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill was not subject to impairment.

In the fiscal year ended August 31, 2007, the Company recognized impairment on certain other intangible assets in its Wireless Infrastructure segment of $1.8 million and its Electronics Integration segment of $0.2 million. Management determined the assets were impaired based upon violation of non-compete agreements with certain terminated employees and a substantial change in the customer mix within the Electronics Integration segment.

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

Income Taxes:

Deferred tax assets are recognized for taxable temporary differences, tax credit and net operating loss carryforwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2005, the Company recorded a 100% valuation allowance on additions to deferred tax assets due to uncertainty regarding future profitability of the Company based on its 2005 loss and estimated increase in budgeted operating expenses related to expected implementation of certain provisions of the Sarbanes Oxley Act of 2002 at that time.  In 2006, the Company released 20% of the valuation allowance totaling $0.5 million. This amount was a release of 40% of the Transportation Infrastructure segment and 60% of the Business Solutions segment.  In 2007, the Company recorded a 100% valuation allowance on additions to net deferred tax assets due to renewed uncertainty regarding future profitability of the Company based on its 2007 loss.  In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2007 would not have a material effect in the carrying value of the net deferred tax assets or liabilities.

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

Accrued Insurance and Workmen’s Compensation Reserves:

The Company’s Business Solutions segment recognizes significant reserves in relation to its partially self-funded worksite employees’ health and partially self-funded workers compensation programs based on (a) the amount of past claims incurred and (b) the estimated time lag to report and pay such claims. The Company’s policy for its partially self-funded health plan is to accrue estimated unpaid claims incurred during the fiscal year based on the weighted average historical claims paid over a 2-month to 3-month lag period. PSM is insured for losses under its health plan in excess of approximately $0.20 million per person with an aggregate liability limit of approximately $13.6 million at August 31, 2007. Our deductible under our workers compensation insurance is $0.25 million with an aggregate liability limit of approximately $1.3 million.  The combined reserve recognized for unpaid health and workers’ compensation benefits on the Company’s consolidated balance sheet is $5.1 million (for which approximately $5.1 million of cash is restricted on the Company’s consolidated balance sheet) for the year ended August 31, 2007.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 was effective in our current fiscal year. There was no impact of adoption in fiscal 2007 as there were no accounting changes or corrections of errors.

In June 2006, the FASB issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109,  or FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for the fiscal years beginning after December 15, 2006 for all public companies. The adoption of FIN 48 will not have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 was effective in current fiscal year 2007.  The adoption of this statement did not have a material impact on our financial position or results of operations in fiscal 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. The Statement is effective beginning in fiscal 2009. We are in the process of determining the effect, if any, that the adoption of SFAS 157 will have on our financial statements.

In November 2006, the FASB ratified the consensuses of Emerging Issues Task Force (EITF) Issue No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (EITF 06-6). This consensus supersedes EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues and applies to modifications or exchanges of debt instruments that occur during interim or annual reporting periods for our fiscal year beginning September 1, 2008. We are currently evaluating the impact of EITF 06-6 on our consolidated financial statements. We do not anticipate that the adoption of this pronouncement will have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, our fiscal 2009. We are in the process of determining the effect, if any, that the adoption of SFAS 159 will have on our financial statements.

 FASB statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from adverse changes in interest rates, due primarily to the potential effect of such changes on our variable rate line of credit and term note with the bank and our convertible term note as described in Note 10 to the consolidated financial statements.  Almost all of the Company’s debt as of August 31, 2007 bears interest at variable rates. At August 31, 2007 and 2006, we have no outstanding interest rate swap agreements.  Based on amounts outstanding at August 31, 2007, if the interest rate on the Company’s variable debt were to increase by 1.0%, annual interest expense would be higher by approximately $0.5 million.

Cash and cash equivalents as of August 31, 2007 was $9.8 million and is primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on the Company’s investments would not have had a material effect on net income for the year ended August 31, 2007. We do not currently utilize any derivative financial instruments to hedge interest rate risks.

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our European, Singapore, and Chinese foreign subsidiaries. A hypothetical 10% adverse change in the foreign currency translation would not have had a material effect on net income for the year ended August 31, 2007. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Item 8. Financial Statements and Supplementary Data

FORTUNE INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Fortune Industries, Inc. and Subsidiaries
Indianapolis, IN 46278

We have audited the accompanying consolidated balance sheets of Fortune Industries, Inc. and subsidiaries (the “Company”) as of August 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2007. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortune Industries, Inc. and subsidiaries as of August 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Somerset CPAs, P.C.

Indianapolis, Indiana
December 13, 2007

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	August 31,	August 31,
	2007	2006

ASSETS
CURRENT ASSETS
Cash and equivalents	$9,830	$3,632
Restricted cash (Note 1)	5,091	3,462
Marketable equity securities (Note 4)	-	1,281
Accounts receivable, net (Note 5)	21,157	25,731
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 6)	1,279	4,500
Inventory, net (Note 7)	6,656	6,761
Deferred tax asset (Note 12)	1,535	1,535
Prepaid expenses and other current assets	2,840	1,922
Total Current Assets	48,388	48,824

OTHER ASSETS
Property, plant & equipment, net (Note 8)	12,238	6,323
Long-term accounts receivable (Note 5)	770	1,276
Goodwill (Note 9)	18,461	11,984
Other intangible assets, net (Note 9)	7,450	4,299
Other long-term assets	1,048	1,579
Total Other Assets	39,967	25,461

TOTAL ASSETS	$88,355	$74,285

See Accompanying Notes to Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	August 31,	August 31,
	2007	2006

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit (Note 10)	$15,000	$-
Current maturities of long-term debt (Note 10)	2,249	2,124
Current maturities of convertible term note (Note 10)	2,727	1,364
Variable interest entity line of credit (Note 10)	2,200	-
Variable interest entity current maturities of long-term debt (Note 10)	503	-
Accounts payable	9,168	9,324
Health and workers' compensation reserves	5,128	3,363
Accrued expenses	9,239	5,449
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 6)	1,178	1,968
Other current liabilities	725	1,849
Total Current Liabilities	48,117	25,441

LONG-TERM LIABILITIES
Line of credit (Note 10)	-	3,330
Long-term debt, less current maturities (Note 10)	16,375	18,213
Convertible term note (Note 10)	2,950	6,136
Line of credit term note - majority shareholder (Note 10)	1,000	-
Variable interest entity long-term debt, less current maturities (Note 10)	4,559	-
Other long-term liabilities	215	215
Total Long-Term Liabilities	25,099	27,894

Total Liabilities	73,216	53,335

MINORITY INTEREST IN VARIABLE INTEREST ENTITY (NOTE 12)	236	-
TEMPORARY EQUITY (NOTE 14)	814	-

SHAREHOLDERS' EQUITY (NOTE 14)
Common stock, $0.10 par value; 150,000,000 authorized; 11,391,823 and 10,522,722 issued and outstanding at August 31, 2007 and August 31, 2006, respectively	1,117	1,053
Preferred stock, $0.10 par value; 1,000,000 authorized; 66,180 issued and outstanding at August 31, 2007 and August 31, 2006, respectively	6,618	6,618
Additional paid-in capital and warrants outstanding	19,317	17,633
Accumulated deficit	(12,300)	(4,518)
Accumulated other comprehensive income	260	164
	15,012	20,950
Less: Treasury stock, 384,500 shares of common stock outstanding at August 31, 2007	(923)	-

Total Shareholders' Equity	14,089	20,950

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$88,355	$74,285

See Accompanying Notes to Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended
	August 31,	August 31,	August 31,
	2007	2006	2005
REVENUES
Service revenues	$80,108	$57,354	$39,809
Product revenues	78,241	99,759	73,287
TOTAL REVENUES	158,349	157,113	113,096

COST OF REVENUES
Service cost of revenues	62,600	43,184	30,702
Product cost of revenues	65,214	83,025	61,369
TOTAL COST OF REVENUES	127,814	126,209	92,071

GROSS PROFIT	30,535	30,904	21,025

OPERATING EXPENSES
Selling, general and administrative expenses	28,896	24,985	19,685
Depreciation and amortization	2,686	2,269	1,709
Impairment (Note 1)	2,027	-	636
Total Operating Expenses	33,609	27,254	22,030

OPERATING INCOME (LOSS)	(3,074)	3,650	(1,005)

OTHER INCOME (EXPENSE)
Interest income	480	346	61
Interest expense	(3,470)	(2,483)	(1,445)
Loss on disposal of assets	(381)	-	-
Loss on investments in marketable securities, net (Note 3)	(8)	(7)	(40)
Exchange rate gain	17	5	-
Other income	31	285	194
Total Other Income (Expense)	(3,331)	(1,854)	(1,230)

INCOME (LOSS) BEFORE MINORITY INTEREST IN VARIABLE INTEREST ENTITY	(6,405)	1,796	(2,235)

Minority Interest in Variable Interest Entity (Note 2)	724	-	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(7,129)	1,796	(2,235)

Provision for income taxes (Note 12)	157	(423)	82

NET INCOME (LOSS)	(7,286)	2,219	(2,317)

Preferred stock dividends	496	331	-

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(7,782)	$1,888	$(2,317)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.72)	$0.18	$(0.22)

Basic weighted average shares outstanding	10,841,296	10,582,203	10,495,794

DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.63)	$0.16	$(0.22)

Diluted weighted average shares outstanding	12,393,539	11,845,284	10,500,794

See Accompanying Notes to Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

	Common Stock	Treasury Stock	Preferred Stock	Additional Paid-in Capital and Warrants Outstanding	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Comprehensive Income

BALANCE AT AUGUST 31, 2004	$1,008	$-	$-	$15,893	$(4,089)	$6	$12,818
Issuance of 223,450 shares of common stock for acquisitions	23	-	-	1,012	-	-	1,035	$-
Exercise of stock options	2	-	-	-	-	-	2	-
Reclassification of 80,000 shares of common stock for contingency settlements	8	-	-	176	-	-	184	-
Other stock compensation	5	-	-	259	-	-	264	-
Net income	-	-	-	-	(2,317)	-	(2,317)	(2,317)
Foreign currency translation
adjustments, net of tax	-	-	-	-	-	(17)	(17)	(17)
Unrealized gains (losses) on investments, net of tax	-	-	-	-	-	64	64	64
Reclassification adjustments for realized gains & losses included in net income, net of tax	-	-	-	-	-	40	40	40

Total comprehensive loss	-	-	-	-	-	-	-	$(2,230)

BALANCE AT AUGUST 31, 2005	$1,046	$-	$-	$17,340	$(6,406)	$93	$12,073
Issuance of 64,459 shares of common stock for acquisitions	7	-	-	293	-	-	300	$-
Retirement of 101,580 shares of common stock	(2)	-	-	(98)	-	-	(100)	-
Issuance of 66,180 shares of preferred stock	-	-	6,618	-	-	-	6,618	-
Stock compensation	2	-	-	98	-	-	100	-
Net income	-	-	-	-	2,219	-	2,219	2,219
Prefered Stock Dividends	-	-	-	-	(331)	-	(331)	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	80	80	80
Unrealized gains (losses) on investments, net of tax	-	-	-	-	-	(16)	(16)	(16)
Reclassification adjustments for realized gains & losses included in net income, net of tax	-	-	-	-	-	7	7	7

Total comprehensive income	-	-	-	-	-	-	-	$2,290

BALANCE AT AUGUST 31, 2006	$1,053	$-	$6,618	$17,633	$(4,518)	$164	$20,950
Issuance of 883,026 shares of common stock for acquisitions	66	-	-	1,738	-	-	1,804	-
Issuance of 22,000 shares of common stock for compensation	2	-	-	88	-	-	90	-
Retirement of 35,926 shares of common stock	(4)	-	-	(142)	-	-	(146)	-
Net loss	-	-	-	-	(7,286)	-	(7,286)	(7,286)
Preferred Stock Dividends	-	-	-	-	(496)	-	(496)	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	64	64	64
Unrealized gains on investments, net of tax	-	-	-	-	-	24	24	24
Reclassification adjustments for realized gains & losses included in net income, net of tax	-	-	-	-	-	8	8	8
Variable interest entity investment in 384,500 shares of common stock of the Company	-	(923)	-	-	-	-	(923)	-

Total comprehensive loss	-	-	-	-	-	-	-	$(7,190)

BALANCE AT AUGUST 31, 2007	$1,117	$(923)	$6,618	$19,317	$(12,300)	$260	$14,089

See Accompanying Notes to Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Year Ended
	August 31,	August 31,	August 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(7,286)	$2,219	$(2,317)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,686	2,269	2,301
Provision for losses on accounts receivable	(184)	(98)	400
Loss on sale of investments	8	7	40
Loss on disposal of assets	381	-	5
Stock based compensation	90	100	264
Minority interest in variable interest entity income	724	-	-
Deferred income taxes	-	(521)	-
Impairment on intangible assets	2,027	-	-
Changes in certain operating assets and liabilities:
Restricted cash	(406)	(1,978)	(987)
Accounts receivable	6,059	(4,179)	(5,192)
Costs and estimated earnings in excess of billings on uncompleted contracts	3,221	(1,819)	(802)
Inventory, net	105	1,567	1,537
Prepaid assets and other current assets	295	(130)	29
Other long-term assets	565	(809)	(830)
Accounts payable	(728)	2,181	1,109
Health and workers' compensation reserves	(80)	(637)	(457)
Accrued expenses and other current liabilities	(852)	727	(548)
Billings in excess of costs and estimated earnings on uncompleted contracts	(790)	(133)	189
Net Cash Provided by (Used in) Operating Activities	5,835	(1,234)	(5,259)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,020)	(2,754)	(1,932)
Purchases of marketable securities	-	(204)	(176)
Proceeds from sales of marketable securities	1,225	1,050	-
Acquisition of productive assets and businesses, net of cash received	(7,317)	(502)	(2,758)
Net Cash Used in Investing Activities	(7,112)	(2,410)	(4,866)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under line of credit	11,670	(15,668)	11,050
Variable interest entity net borrowings (payments) under line of credit	-	-	-
Borrowings on short-term debt - majority shareholder	1,000	-	800
Payment on short-term debt - majority shareholder	-	-	(827)
Borrowings on long-term debt	-	20,000	1,880
Payments on long-term debt	(2,041)	(7,236)	(2,496)
Variable interest entity payments on long-term debt	(463)	-	-
Debt issuance costs	-	(856)	-
Borrowings (payments) from convertible debentures	(1,822)	7,500	-
Dividends on preferred stock	(496)	(331)	-
Proceeds from variable interest entity member contributions	129	-	-
Distributions to variable interest entity members	(566)	-	-
Other	-	-	(5)
Net Cash Provided by Financing Activities	7,411	3,409	10,402

Effect of exchange rate changes on cash	64	80	(17)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	6,198	(155)	260

CASH AND EQUIVALENTS
Beginning of Period	3,632	3,787	3,527

End of Period	$9,830	$3,632	$3,787

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Year Ended
	August 31,	August 31,	August 31,
	2007	2006	2005
SUPPLEMENTAL DISCLOSURES
Interest paid	$3,183	$2,431	$1,398

Income taxes paid	$229	$85	$116

Unrealized net gain (loss) on marketable equity securities	$24	$(16)	$22

Non-cash investing and financing activities:
Issuance of preferred stock for debt extinguishment		$6,618
Issuance of warrants in connection with loan refinancing		266
		$6,884

Acquisitions (See Note 3)
Cash and equivalents	$2,883	$15	$2,704
Restricted cash	1,223	-	-
Accounts receivable	1,301	96	672
Inventory	-	13	106
Prepaid expenses and other current assets	1,213	2	1,303
Property, plant & equipment, net	421	77	-
Goodwill and other intangible assets	12,731	658	4,982
Other non-current assets	-	1	195
Accounts payable	(572)	(48)	(1,290)
Accrued expenses and other current liabilities	(3,127)	(12)	(4,121)
Health and workers compensation reserves	(1,845)	-	-
Notes payable	(328)	-	-
	13,900	802	4,551
Common stock consideration	3,700	300	1,039
Cash paid	$10,200	$502	$3,512

Consolidation of Variable Interest Entity (Note 2)
Cash	$64
Property, plant and equipment	6,822
Marketable equity securities	1,838
Other long-term assets	5
Total Assets	$8,729

Line of credit	2,200
Current maturities of long-term debt	450
Accrued expenses	24
Other current liabilities	116
Long-term debt	5,075
Minority interest	864
Total Liabilities and Minority Interest	$8,729

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of Fortune Industries, Inc., its wholly owned subsidiaries, and a variable interest entity as described in Note 2.  Nor-Cote contains foreign subsidiaries from the United Kingdom, China and Singapore, which have been eliminated in consolidation at the Nor-Cote subsidiary level. All significant inter-company accounts and transactions of the Company have been eliminated.

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

Revenue and Cost Recognition: In the Wireless Infrastructure segment, Fortune Wireless enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within twelve months. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached or under the percentage of completion method as appropriate. Cornerstone Construction recognizes revenue solely using the percentage of completion method on contracts in process. Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated cost of the contract. The estimated total cost of a contract is based upon management’s best estimate of the remaining costs that will be required to complete a project. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs and estimated earnings in excess of billings on uncompleted contracts are shown as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are shown as a current liability. Anticipated losses on contracts, if any, are recognized when they become evident.

In the Business Solutions segment, PSM, CSM, PEM, and ESG. and related entities bill clients under their Professional Services Agreement as licensed Professional Employer Organizations (collectively the “PEOs”), which includes each worksite employee’s gross wages, plus additional charges for employment related taxes, benefits, workers’ compensation insurance, administrative and record keeping, as well as safety, human resources, and regulatory compliance consultation. Most wages, taxes and insurance coverage are provided under the PEOs’ federal, state, and local or vendor identification numbers. No identification or recognition is given to the client when these monies are remitted or calculations are reported. Most calculations or amounts the PEOs owe the government and its employment insurance vendors are based on the experience levels and activity of the PEOs with no consideration to client detail. The PEOs bill the client their worksite employees’ gross wages plus an overall service fee that includes components of employment related taxes, employment benefits insurance, and administration of those items. The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to health, workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. Charges by the PEOs are invoiced along with each periodic payroll delivered to the client.

The PEOs report revenues in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The PEOs report revenues on a gross basis, the total amount billed to clients for service fees which includes health and welfare benefit plan fees, workers’ compensation insurance, unemployment insurance fees, and employment-related taxes. The PEOs report revenues on a gross basis for such fees because the PEOs are the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19.  The PEOs report revenues on a net basis for the amount billed to clients for worksite employee salaries and wages. This accounting policy of reporting revenue net as an agent versus gross as a principal has no effect on gross profit, operating income, or net income.

The PEOs account for their revenues using the accrual method of accounting. Under the accrual method of accounting, revenues are recognized in the period in which the worksite employee performs work. The PEOs accrue revenues for service fees, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. The PEOs accrue unbilled receivables for payroll taxes, service fees, health and welfare benefits plan fees, workers’ compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related service fees are billed.

Consistent with their revenue recognition policy, the PEOs direct costs do not include the payroll cost of its worksite employees. The Company’s direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

In the Transportation Infrastructure segment, JH Drew recognizes revenue using the percentage of completion method on contracts in process. Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated cost of the contract. The estimated total cost of a contract is based upon management’s best estimate of the remaining costs that will be required to complete a project. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs and estimated earnings in excess of billings on uncompleted contracts are reported as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are reported as a current liability. Anticipated losses on contracts, if any, are recognized when they become evident.

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

Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued to collateralize its obligations under its health and accident benefit program, its workers compensation program, and certain general insurance coverage related to the Company’s Business Solutions segment. At August 31, 2007, the Company had $5,091 in total restricted cash.  Of this, $1,725 is restricted for employer contributions to various health and accident benefit programs established under third party actuarial analysis, $3,005 is restricted for the Company’s workers compensation program in accordance with terms of its insurance carrier agreement, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.

Marketable Securities: Marketable securities include common stocks classified as available for sale investments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair value based on current market quotations. Unrealized holding gains and losses, net of tax, are not included in "net income," but are accounted for as "other comprehensive income" and reflected as a separate component of changes in shareholders’ equity. The cost of securities used to compute realized gains and losses is based on specifically identified securities. The fair value of investment securities is determined by currently available market prices. Dividends on marketable equity securities are recognized in income when declared.

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

As described in Note 9, the Company recognized impairment charges amounting to $2,027 during second quarter fiscal 2007 as a result of triggering events primarily within its Wireless Infrastructure segment.  Triggering events include a) losses incurred within certain operating units, b) significant downsizing of personnel and operations, c) disposal of operating assets, and d) restructuring of management.

The Company has elected to perform the annual impairment test of recorded goodwill and other indefinite-lived intangible assets as required by SFAS 142 as of the end of fiscal fourth quarter. The results of this annual impairment test indicated that the fair value of each of the reporting units, (after consideration of impairment write-down previously recognized during second quarter fiscal 2007) as of August 31, 2007, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill and other indefinite-lived intangible assets were not subject to impairment. The required annual impairment test may result in future periodic write-downs.

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

Stock-based Compensation: On September 1, 2005, the Company adopted the provisions of SFAS 123R, “Share-Based Payment” using the modified prospective method.  Prior to fiscal 2006, the Company elected to follow APB 25 and to adopt the disclosure-only provisions as required under SFAS 123, and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  The adoption of this statement resulted in increased salaries, wages, and related expenses.  The amount of the impact was immaterial to the Company for the years ended August 31, 2007 and 2006.

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

Income Taxes:  The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains, are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. The Company files separate United States, United Kingdom, Mexico and Singapore income tax returns.

Research and Development Costs: Research and development costs are expensed as incurred and totaled $577, $538, and $440 for the years ended August 31, 2007, 2006, and 2005, respectively. Research and development expense is recorded in the Company’s Nor-Cote subsidiary.

Advertising Costs: Advertising costs including marketing, advertising, publicity, promotion and other distribution costs, are expensed as incurred and totaled $438, $328, and $227 for the years ended August 31, 2007, 2006, and 2005, respectively.

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

Debt and equity issuances may have features which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the case of preferred stock instruments.  No issuances have beneficial conversion terms for any of the three years ended August 31, 2007, 2006 and 2005.

Self-Funded Insurance: The Company has elected to act as a self-insurer for certain costs related to employee health and accident benefit programs. Costs resulting from non-insured losses are estimated and charged to income when incurred. The Company has purchased insurance which limits its annual exposure for individual claims to $70 and which limits its aggregate annual exposure to approximately $1,200.

The Company’s PSM subsidiary maintains a loss-sensitive worksite employees’ health and accident benefit program. Under the insurance policy, PSM’s self-funded liability is limited to $200 per employee, with an aggregate liability limit of approximately $13,600. The aggregate liability limits are adjusted annually, based on the number of participants.

Workers’ Compensation: The Company’s PSM and CSM subsidiaries maintain partially self-funded workers’ compensation insurance programs. Under the insurance policies established at each company, PSM and CSM’s deductible liability is limited to $250 per incident, with an aggregate liability limit of approximately $1,300.  Under the insurance policy established at ESG, the deductible liability is limited to $750 per incident, with no aggregate annual liability limit.

New Accounting Pronouncements:

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 was effective in our current fiscal year. There was no impact of adoption in fiscal 2007 as there were no accounting changes or corrections of errors.

In June 2006, the FASB issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109,  or FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for the fiscal years beginning after December 15, 2006 for all public companies. The adoption of FIN 48 will not have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 was effective in current fiscal year 2007.  The adoption of this statement did not have a material impact on our financial position or results of operations in fiscal 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. The Statement is effective beginning in fiscal 2009. We are in the process of determining the effect, if any, that the adoption of SFAS 157 will have on our financial statements. In November 2006, the FASB ratified the consensuses of Emerging Issues Task Force (EITF) Issue No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (EITF 06-6). This consensus supersedes EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues and applies to modifications or exchanges of debt instruments that occur during interim or annual reporting periods for our fiscal year beginning September 1, 2008. We are currently evaluating the impact of EITF 06-6 on our consolidated financial statements. We do not anticipate that the adoption of this pronouncement will have a material effect on our consolidated financial statements.

 In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining the effect, if any, that the potential adoption of SFAS 159 will have on our consolidated financial statements.

 FASB statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

NOTE 2 – VARIABLE INTEREST ENTITY

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R requires a variable interest entity (VIE) to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

The Company leases a total of six facilities from a consolidated variable interest entity, a related-party referenced earlier whose primary purpose is to own and lease these properties to the Company. The VIE has ownership of 384,500 shares of the Company’s stock and is wholly-owned equally by the Company’s Chairman of the Board and its Chief Executive Officer.  The VIE does not have any other significant assets.  Although the Company does not have direct ownership interests in the VIE, it is considered the primary beneficiary as interpreted by FIN 46R due to implicit interests generated from personal guarantees from the Company’s majority shareholders on certain debt instruments and leasing arrangements of the VIE solely to the Company.

The real estate owned by the VIE consists of land, buildings and building improvements, which were subject to mortgages under which the lender has no recourse to the Company.  The non-cash consolidation of the assets and liabilities of the variable interest entity at August 31, 2007, consisted of the following:

Assets
Cash	$79
Marketable equity securities	923
Prepaid expenses	10
Property, plant and equipment	6,626
Other assets	3
$7,641

Liabilities and Members Equity
Line of credit	$2,200
Current maturities of long-term debt	503
Accrued expenses	143
Long-term debt, net of current maturities	4,559
7,405

Members equity	$236
$7,641

The marketable equity securities represent 384,500 shares of Fortune Industries common stock and are reported as treasury stock on the Company’s consolidated balance sheet at August 31, 2007.

For the three month period ended August 31, 2007, the consolidation of the VIE included income of $251 comprising of $439 in rental income, offset by a $140 charge to interest expense, a $50 charge to depreciation expense, and $2 in other miscellaneous income.  For the year ended August 31, 2007, the consolidation of the VIE included income of $724 comprising of $1,493 in rental income, offset by a $522 charge to interest expense, a $198 charge to depreciation expense, and $49 in administrative and other miscellaneous expenses.

NOTE 3 - ACQUISITIONS AND PRO FORMA FINANCIAL STATEMENTS

Acquisitions

During the fiscal year 2007, the Company had the following material acquisitions”

Employer Solutions Group, Inc. (“ESG”) (Business Solutions segment)

The Company acquired all the shares of Employer Solutions Group, Inc. and its affiliated entities (“ESG”) through an Agreement and Plan of Share Exchange entered into effective March 1, 2007 by and among ESG, Craig Allred, Dee Henderson, Garth Allred, David Dyches, Kurt Robinson and Kira Reisch and the Company. The Company’s acquisition of ESG enabled the Company to expand its geographic presence in the professional employment organization (“PEO”) marketplace.  The purchase price of approximately $11,520 includes cash paid by the Company of $9,100 and issuance of 577,143 shares of the Company’s common stock valued at the closing price of the Company’s stock on the date of purchase at $4.20 per share.  Of the 577,143 total shares issued; 217,143 shares were issued to the sellers at closing and 360,000 contingent shares are held in escrow and may be earned based on the EBITDA schedule below.  The Company and its two primary shareholders entered into an agreement in which the sellers may put (put option) the 217,143 shares issued at closing to the Company and these shareholders during the thirty (30) day period that begins on March 1, 2010.  The Company recorded $814 related to the put option on the 217,143 shares as temporary equity, since the Company is not able to control whether such options can be put to the Company during the required time period.  The contingent shares are earned based on the table below:

	(3)EBITDA Target
	Minimum	Maximum		Total Shares

Year 1 - 3/1/2008*	$1,600	$1,800		120,000
Year 2 - 3/1/2009*	$1,600	$2,000		120,000
Year 3 - 3/1/2010*	$1,600	$2,400		120,000
				360,000
			closing share price*	4.20
				$1,512,000
(3) Earn-out of 360,000 shares vests ratably over 3 years based on annual EBITDA

The earn out of $1,512,000 (360,000 shares at $4.20/share) is included as a component of the purchase allocation based on Company EBITDA projections over this period combined with expected synergies gained  from working with the Company’s existing PEO subsidiaries included in the Business Solutions segment.  As a result management deemed the likelihood for sellers to earn all the contingent stock to be more than likely at the date of the transaction.

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of ESG at the acquisition date:

Assets
Cash	$2,502
Restricted Cash	1,223
Accounts receivable	1,250
Prepaid and other current assets	1,199
Property, plant and equipment, net	386
Goodwill	6,781
Intangible assets	3,640
Total Assets	16,981

Liabilities
Accounts payable	557
Health and workers compensation reserves	1,708
Accrued expenses and other liabilities	2,903
Debt	289
Total Liabilities	5,457
Net Assets	$11,524

Cash consideration	$9,100
Fair value of common stock consideration	2,424
$11,524

Precision Employee Management, LLC (“PEM”) (Business Solutions segment)

The Company acquired all membership units of PEM through a unit purchase agreement entered into as of February 1, 2007 by and among PEM, an Arizona company, Tom Lickliter, Larry Bailliere, Charmaine Hayes, the Company, Carter Fortune and John Fisbeck. The Company’s acquisition of PEM enabled the Company to expand its geographic presence in the PEO marketplace.  The purchase price of $2,376 includes cash paid by the Company of $1,100 and issuance of 305,883 shares of the Company’s common stock valued at the closing price of the Company’s stock on the date of purchase at $4.17 per share.  Of the 305,883 total shares issued; 258,824 shares were issued to the sellers at closing and 47,059 contingent shares are held in escrow and may be earned based on certain EBITDA criteria as defined in the agreement.  The Company’s two major shareholders individually entered into an agreement in which the sellers may  put (put option) the 258,824 shares issued at closing to the major shareholders during the thirty (30) day period that begins on February 1, 2009.

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of Precision at the acquisition date:

Assets
Cash	$381
Accounts receivable	51
Prepaid and other current assets	15
Property, plant and equipment, net	35
Goodwill	1,539
Intangible assets	770
Total Assets	2,791

Liabilities
Accounts payable	15
Accrued expenses and other liabilities	359
Debt	41
Total Liabilities	415
Net Assets	$2,376

Cash consideration	$1,100
Fair value of common stock consideration	1,276
$2,376

During the fiscal year 2006, the Company had the following material acquisition:

Audio - Video Revolution, Inc. (Electronics Integration segment)

The Company acquired certain assets and assumed certain liabilities of Audio - Video Revolution, Inc. (“AVR”) through an asset purchase agreement entered into as of November 14, 2005. Purchased assets in the agreement include, at a minimum, goodwill, proprietary property and products, furniture, equipment, machinery and other intellectual property. The Company’s acquisition of AVR enabled the Company to offer a wider range of design, engineering and installation of structured cabling systems for the residential and commercial marketplace.

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of AVR at the acquisition date:

Inventory, net	$13
Property, Plant and equipment, net	59
Goodwill	130
$202

Cash consideration	$202
$202

During the fiscal year 2005, the Company had the following material acquisition:

CSM, Inc.  (Business Solutions segment)

Effective April 1, 2005, the Company acquired all of the issued and outstanding shares of common stock of CSM, Inc. and subsidiaries (“CSM”) for $2,704 in cash and $600 in restricted shares of the Company’s common stock. Founded in 1985, CSM is a PEO serving over 200 company locations, representing over 3,100 employees in more than 24 states. The Company acquired CSM in order to expand its presence in the PEO industry. $707 and $3,100 of the excess purchase price paid over the fair value of tangible net assets acquired was allocated to goodwill and intangible assets, respectively.  The identified finite-life intangible assets consist of $1,680 of customer relationships and $830 of a non-compete agreement, which are being amortized over their useful lives of 10 years and 5 years, respectively.  Additionally, there is $590 of identified trade name, which is an infinite-life intangible asset.

Per the terms of the agreement, the $600 in restricted share consideration totaled 150,000 restricted shares that vest over the three-year period from April 1, 2005 through March 31, 2008 based upon annual operating performance.  The vested shares of common stock can be put to the Company’s majority shareholder and chairman of the Board of Directors during the period June 1, 2008 to September 30, 2008 at $10.33 per share. The 150,000 shares are valued at the closing price of the Company’s stock on the date of purchase at $4.00 share.

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
$3,300

Pro Forma Financial Statements

The following pro forma data summarize the results of operations for the periods indicated as if the ESG, PEM, AVR, and CSM, acquisitions had been completed as of the beginning of the periods presented.  The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, amortization of intangible assets and income taxes.  No effect has been given to cost reductions or operating synergies in this presentation.  These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the periods presented or that may be achieved in the future.

	Year ended
	August 31, 2007	August 31, 2006	August 31, 2005

Net revenue	$178,257	$176,469	$141,401

Operating income (loss)	$(3,877)	$4,261	$(1,197)

Net income (loss) available to common shareholders	$(8,464)	$2,472	$(2,723)

Basic income (loss) per common share	$(0.78)	$0.23	$(0.26)

Diluted income (loss) per common share	$(0.68)	$0.21	$(0.26)

NOTE 4 - INVESTMENTS IN MARKETABLE EQUITY SECURITIES

The amortized cost and approximate fair values of marketable securities held are summarized as follows:

	August 31,	August 31,
	2007	2006

Amortized cost	$0	$1,310
Net unrealized loss	0	(16)
Estimated fair value	$0	$1,294

The net tax effect of the unrealized gain loss after consideration of the valuation allowance is insignificant and is not included in deferred tax asset or accumulated other comprehensive income.  There was $8 and $7 of realized losses from the sale of marketable securities for the years ended August 31, 2007 and 2006, respectively.  There was $40 of realized losses from the sale of marketable securities for the year ended August 31, 2005.

NOTE 5 - ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Accounts receivable and contracts receivable are summarized as follows:

	August 31,	August 31,
	2007	2006

Accounts receivable	$17,572	$13,856
Contracts receivable:
Progress billing	4,576	11,683
Retainages	239	1,606
	22,387	27,145

Less allowance for doubtful accounts and sales returns	(1,230)	(1,414)
	$21,157	$25,731

Long-term accounts receivable	$770	$1,276

NOTE 6 - CONTRACTS IN PROGRESS

Information related to contracts in progress is summarized as follows:

	August 31,	August 31,
	2007	2006

Costs incurred on uncompleted contracts	$10,999	$36,700
Estimated earnings recognized to date on uncompleted contracts	2,511	7,416
	13,510	44,116

Less billings on uncompleted contracts	(13,409)	(41,584)

	$101	$2,532

The net amount is included in the accompanying consolidated balance sheets under the following captions:

	August 31,	August 31,
	2007	2006

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,279	$4,500
Billings in excess of costs and estimated earnings on uncompleted contracts	1,178	1,968

	$101	$2,532

NOTE 7 - INVENTORY

Inventories are summarized as follows:

	August 31,	August 31,
	2007	2006

Raw materials	$691	$698
Work-in-process	29	72
Finished goods	6,317	6,259
	7,037	7,029

Less inventory reserve	(381)	(268)
	$6,656	$6,761

NOTE 8 - PROPERTY AND EQUIPMENT

Property, plant and equipment, including capital leases, are comprised of the following:

	August 31,	August 31,
	2007	2006

Land and building	$9,440	$1,891
Machinery and equipment	6,926	6,934
Research equipment	270	389
Office equipment	5,616	4,857
Vehicles	3,299	3,633
Leasehold improvements	342	316
	25,893	18,020

Less accumulated depreciation	(13,655)	(11,697)

	$12,238	$6,323

The provision for depreciation amounted to $1,238, $1,623, and $1,108 for the years ended August 31, 2007, 2006, and 2005, respectively.

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as recorded under SFAS 142, are summarized as follows:

	Wireless Infrastructure	Business Solutions	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Segment Totals

Goodwill at August 31, 2005	$1,189	$4,287	$152	$4,694	$1,358	$11,680

Goodwill-acquisitions	308	-	-	-	130	438

Goodwill adjustment	-	(134)	-	-	-	(134)

Goodwill at August 31, 2006	$1,497	$4,153	$152	$4,694	$1,488	$11,984

Goodwill-acquisitions	0	8,186	-	-	0	8,186

Goodwill impairment	(1,497)	0	-	-	(212)	(1,709)

Goodwill at August 31, 2007	$0	$12,339	$152	$4,694	$1,276	$18,461

The total amount of goodwill that is deductible for tax purposes is $9,476 and $1,969 at August 31, 2007 and 2006, respectively.   The Company recognized impairment on certain goodwill in its Wireless Infrastructure segment of $1,497 and its Electronics Integration segment of $212 for the year ended August 31, 2007.

The following table sets forth the gross carrying amount and accumulated amortization of the Company's other intangible assets:

	August 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Period (in years)

Customer relationships	$6,294	$1,169	$5,124	10
Non-compete	200	58	142	5
Non-compete	930	93	837	5
Non-compete	1,485	729	757	5
Total	8,909	2,049	6,860

Trade name (not subject to amortization)	590	-	590

Total	$9,499	$2,049	$7,450

	August 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (in years)

Customer relationships	$3,342	$657	$2,667	10
Non-compete	200	38	162	5
Non-compete	1,229	468	761	5
Non-compete	100	81	119	3
Total	4,871	1,244	3,709

Trade name (not subject to amortization)	590	-	590

Total	$5,461	$1,244	$4,299	-

Intangible asset amortization expense is $1,448, $646, and $601 for the years ended August 31, 2007. 2006, and 2005, respectively, which includes $477, $20, and $30 of amortization related to loan origination fees, respectively.

In fiscal year 2007, the Company recognized impairment on certain intangible assets in it Wireless Infrastructure segment of $318.  Management determined the assets were impaired based upon the changes in management and evaluations of customer contracts resulting from incurred losses.

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

Amortization expense on intangible assets currently owned by the Company at August 31, 2007 for each of the next five fiscal years is as follows:

2008	$1,169
2009	1,180
2010	916
2011	916
2012	899
2013 and thereafter	1,780

Total	$6,860

NOTE 10 - DEBT ARRANGEMENTS

The Company’s debt obligations consisted of the following:

	August 31,	August 31,
	2007	2006
Notes payable:

Revolving line of credit promissory note due August 31, 2008. Interest at LIBOR plus 2.0% or 1.75% upon achievement of certain financial performance criteria. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two major shareholders (the Chairmen of the Board and the CEO of the Company). The loan is further secured by certain marketable securities of the major shareholder.	$15,000	$3,330

Term loan note due in monthly installments of $167 plus interest at LIBOR plus 2.0% or 1.75% upon achievement of certain financial performance criteria through maturity date, August 31, 2011. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two major shareholders. The loan is further secured by certain marketable securities of the major shareholder.	18,167	20,000

Various term notes due in monthly installments of $14, including interest ranging from 4.9% to 9.03% through April 2010. The loans are secured by vehicles and equipment.	314	173

Convertible term note:

Convertible term note due in monthly installments of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan is guaranteed by the Company’s two major shareholders.	5,678	7,500

Debt with majority shareholder:

Unsecured line of credit promissory note due December 1, 2010. Interest atthe one-month LIBOR plus 3% with $8,000 available borrowings.	1,000	-

Term note due in monthly installments of $3 including interest at 4.0% through September 2008. The loan is secured by vehicles and equipment.	30	63

Variable interest entity:

Revolving line of credit promissory note due September 30, 2007. Interest at LIBOR plus 1.6%. The loan is secured by real estate and personal guarantees of the Company’s two majority shareholders.	2,200	-

Various term loans due in monthly installments totaling $44 plus interest at ranges from LIBOR plus 1.5% to LIBOR plus 1.6%. The loans mature at dates ranging from February 2009 through April 2011. The notes are secured by real estate and personal guarantees of the Company’s two majority shareholders.	5,062	-

Capital leases:

Various notes due in monthly installments of $4 including interest at ranges from 2.3% to 11.6% through November 2010. The loans are secured by computers and equipment.	113	101

Total debt obligation	47,564	31,167

Less current maturities	(22,679)	(3,488)

Long-term portion of outstanding debt	$24,885	$27,679

Fiscal year principal payments due on long-term debt outstanding (including convertible term note) at August 31, 2007 are approximately as follows:

2008	$22,679
2009	9,837
2010	2,582
2011	12,466
2012 and thereafter	-

$47,564

Credit Facility Loan and Security Agreement

Effective August 31, 2006 and as amended by the “First Amendment to the Loan and Security Agreement” (the “Agreement”) on October 18, 2007, the Company entered into a $35,000 credit facility with Fifth Third Bank.  The credit facility replaced the parties' $25,000 credit facility, which expired on August 31, 2006. The facility includes a $20,000 term loan evidenced by a term loan note, which matures on August 31, 2011 and a $15,000 revolving loan evidenced by a revolving line of credit promissory note, which matures on August 31, 2008. Availability under the revolving loan is the lesser of $15,000 or the borrowing base amount, which is calculated monthly as a percentage of the Company's eligible assets. Interest is charged on the loans at LIBOR plus 2.0%, which may be reduced to LIBOR plus 1.75% if the Company meets certain performance criteria. The line of credit is secured by assets of the Company and the term loan is secured by personal guarantees of the Company’s two major shareholders (the Chairman of the Board of Directors and CEO).  Outstanding borrowings on this line of credit amounted to $15,000 at August 31, 2007.  The Company had $0 availability under the line of credit at August 31, 2007.

Covenant terms of the Company’s Agreement require the maintenance of certain ratios including debt (excluding subordinated debt) to EBITDA and fixed charge coverage.  Additionally, the Company must maintain tangible net worth requirements and one of the personal guarantors of the Agreement must meet certain liquidity tests.  The Company violated certain loan covenants during the second and third quarters of fiscal 2007.  However, the bank provided waivers for noncompliance in conjunction with the Agreement with respect to those dates.  The bank also amended certain covenants as of August 31, 2007 and through the respective maturity dates in the Agreement.  The Company’s major shareholder is also required to maintain $20,000 of personal marketable securities in the bank’s custody until certain future EBITDA targets are met by the Company.

Under terms of the Agreement, the bank may call the loan if the Company is in violation of any restrictive covenants.  Due to the consolidation of the variable interest entity described in Note 2, at August 31, 2007, the Company was in breach of (a) the Minimum Shareholders’ Equity covenant requirement of $15,000 and (b) the Maximum Funded Debt/Total Capitalization Ratio covenant of .75 to 1.00.  The Company has not changed the long-term classification of its debt obligations to current liabilities as a result of alternative financing options available in the event the loan was called by the bank.

Cancellation of Line of Credit - Related Party

As described in Note 14, on November 30, 2005, the Company issued 66,180 shares of $0.10 par value preferred stock to the Company’s majority shareholder as consideration for cancellation of certain debt obligations owed by the Company under a line of credit promissory note dated May 25, 2005.  A total of $6,618 of debt was retired under the agreement.

Convertible Term Note

On November 21, 2005 the Company issued a convertible term note (the “Note”) payable to an unrelated party, Laurus Master Fund Ltd., in the principal amount of $7,500.  The Note has a term of three years and is convertible into the Company’s common stock at an exercise price of $5.50 per share subject to certain adjustments contained in the Note.  Principal payments are payable monthly at $227 beginning March 1, 2006.  Interest is payable monthly in arrears beginning January 1, 2006 at prime plus 3.0% subject to a floor of 9.5%. This interest rate is subject to adjustments as later described and as fully set forth in the Note.  Additionally, the Company issued a warrant to Laurus (the “Laurus Warrant”) to purchase up to an aggregate of 272,727 shares of the Company's common stock.  The Company also issued a warrant (the “CB Capital Warrant”) exercisable for shares of the Company’s common stock to CB Capital Partners, Inc. (“CB Capital”), a financial advisor to purchase up to an aggregate of 13,636 shares of the Company’s common stock.  The Laurus and CB Capital warrants (collectively, “the Warrants”) have a term of five years and an exercise price of $6.60 per share. The Company used the proceeds from the offering of the Note and the Warrants for general working capital purposes.  The Note is unsecured by the Company, but guaranteed by the Company’s two majority shareholders.  The Company has registered the shares of common stock underlying the Note and Warrants.

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

If the above criteria are not met, the Company must pay that portion or all of the monthly principal payment in cash at a rate of 102% of the respective monthly amortization amounts.  The Company had the option to postpone payment of any 12 principal payments due.  As of August 31, 2007, the Company has postponed all 12 months of principal payments.  These deferred principal amounts shall be due and payable, at the Company’s option, on any subsequent payment date or on the maturity date of the Note.

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

The Warrants were recorded at fair value and classified as a liability.  Any discount accretion is considered immaterial based on the Black-Scholes model.  The Company recorded $856 for debt issue costs, including $308 paid to affiliates of Laurus, $475 to CB Capital, and $73 for legal and professional fees. The debt issue costs are included in other assets in the accompanying consolidated balance sheet as of August 31, 2007.

NOTE 11 - RETIREMENT PLAN

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

NOTE 12 - INCOME TAXES

The reconciliation for the 2007, 2006 and 2005 income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income rate is as follows:

	August 31,	August 31,	August 31,
	2007	2006	2005

Tax at U.S. Federal statutory rate	34.0%	34.0%	34.0%
State and local taxes, net of federal benefit	5.6	5.6	5.6
Change in valuation allowance	(39.6)	(78.6)	(39.6)
	0%	(39.0)%	0%

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows:

	Year Ended
	August 31, 2007	August 31, 2006	August 31, 2005
Current:
Federal	$(1,652)	$753	$(41)
State	(273)	124	72
	(1,925)	877	31
Deferred:
Federal	(96)	(328)	(567)
State	(15)	(54)	(318)
	(111)	(382)	(885)

Increase (decrease) in valuation allowance	2,193	(920)	936

Net income tax (benefit)	$157	$(423)	$82

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

	August 31,	August 31,
	2007	2006
Current:
Allowances for doubtful accounts and inventory	$637	$596
Accrued liabilities and other	1,494	900
Noncurrent:
Amortization of covenants	270	(84)
Depreciation	(246)	(233)
Net operating losses and other carryforwards	,3,684	2,467
	5,839	3,646

Valuation allowance	(4,304)	(2,111)

Total deferred tax assets	$1,535	$1,535

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, at August 31, 2007, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of the evidence, both positive and negative, management has determined that a $4,304 valuation allowance at August 31, 2007 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $2,193.  At August 31, 2007 the Company has federal net operating loss carryforwards of approximately 10,000 which expire between 2020 and 2023. The state tax operating loss carryforwards are approximately $12,000.  The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period.  The Company's capital loss carryforward is approximately $47, which expires during the fiscal year ending August 31, 2010 and 2012.  The Company also incurred net operating losses related to European operations that can be carried forward indefinitely.

NOTE 13 – EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock.  During the year-ended August 31, 2007, 22,000 restricted share units were issued under this plan.

Warrants

At August 31, 2007, the Company had 5,000 warrants issued and outstanding that are each convertible into one share of common stock with an exercise price of $10.00 per share. The remaining contractual term on these warrants is through June 30, 2008.

NOTE 14 - SHAREHOLDERS’ EQUITY

Common Stock

The following are the details of the Company's common stock as of August 31, 2007 and August 31, 2006:

	Number of Shares
	Authorized	Issued	Outstanding	Amount

August 31, 2007
Common stock, $0.10 par value	150,000,000	11,391,823	11,391,823	$1,139

August 31, 2006
Common stock, $0.10 par value	150,000,000	10,522,722	10,522,722	$1,053

A total of 905,026 shares were issued and a total of 35,926 shares were retired during the year ended August 31, 2007.

At August 31, 2007 the Company had 3,000 shares of common stock that could potentially be issued under the terms of a restricted share unit agreement entered into as part of the Company’s Employee Stock Plan and 1,032,232 shares of common stock related to the Laurus convertible term note.  The Company also had 291,090 outstanding warrants issued as part of the Laurus transaction and stock compensation.

Preferred Stock

The following are the details of the Company's non-voting preferred stock as of August 31, 2007 and August 31, 2007:

	Number of Shares
	Authorized	Issued	Outstanding	Amount

August 31, 2007
Preferred stock, $0.10 par value	1,000,000	66,180	66,180	$6,618

August 31, 2006
Preferred stock, $0.10 par value	1,000,000	66,180	66,180	$6,618

On November 30, 2005, the Company issued 66,180 shares of $0.10 par value non-voting preferred stock to the Company’s majority shareholder as consideration for cancellation of certain debt obligations owed by the Company under a line of credit promissory note dated May 25, 2005. The shares are not convertible to common stock and have various restrictions pertaining to their transferability as they are not registered under the Securities Act of 1933.  The shares issued are single class and pay on a monthly basis an annual cash dividend of $7.50 per share. Dividends of $496 and $331 were paid for the years ended August 31, 2007 and 2006, respectively.

Treasury Stock

The Company’s related party consolidated variable interest entity described in Note 2 holds 384,500 shares of the Company’s common stock at August 31, 2007.  The Company’s securities valued at $923 as of August 31, 2007 are required to be recorded as treasury stock for purposes of the consolidation.

Temporary Equity

As described in Note 3, the Company and its two primary shareholders entered into an agreement in 2007 in which ESG sellers may put (put option) 217,143 shares issued at closing to the Company.  The Company recorded $814 related to the put option on the 217,143 shares as temporary equity, since the potential exercise of the put option is outside the Company’s control at August 31, 2007.

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Significant components of accumulated other comprehensive income (loss) is as follows:

	Foreign Currency Adjustments	Unrealized (Gains) Losses on Securities	Reclassification of Realized Gains (Losses) included in Net Income	Accumulated Other Comprehensive Income

Balance at August 31, 2005	$115	$(49)	$27	$93

Period change	80	(16)	7	71

Balance at August 31, 2006	195	(65)	34	164

Period change	64	24	8	96

Balance at August 31, 2007	$259	$(41)	$42	$260

The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax assets or accumulated other comprehensive income (loss).

NOTE 16 - PER SHARE DATA

The following presents the computation of basic income (loss) per share and diluted income (loss) per share:

	Year Ended
	August 31,	August 31,	August 31,
	2007	2006	2005
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(7,782)	$1,888	$(2,317)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.72)	$0.18	$(0.22)

Basic weighted average shares outstanding	10,841,296	10,582,203	10,495,794

DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.63)	$0.16	$(0.22)

Diluted weighted average shares outstanding	12,393,539	11,845,284	10,500,794

At August 31, 2007, diluted shares represent 1,032,232 shares obtainable through the Laurus convertible term note, 272,727 shares obtainable through the Laurus Warrant, 13,363 shares obtainable through the CB Capital Warrant, 3,000 restricted share units granted under the Company’s 2007 equity incentive plan, and 5,000 shares obtainable through warrants issued as stock compensation.

NOTE 17 - OPERATING LEASE COMMITMENTS

Property Lease Commitments

Segment	Location(s)	Description
Corporate and various Wireless Infrastructure & Electronics Integration subsidiaries	Indianapolis, IN (1)	Corporate offices, various subsidiary offices and warehouse facilities
Wireless Infrastructure	Columbus, OH (2); Cleveland, OH, Kansas City, MO, Alpharetta, GA, Pace, FL, and Richmond, VA metropolitan areas (3); Ft. Wayne, IN (4)	Offices, warehouse facilities
Business Solutions	Richmond, IN (5); Indianapolis, IN (6); Brentwood, TN (7); Provo, UT (11); Tucson, AZ (13); Loveland, CO (12)	Offices
Transportation Infrastructure	Indianapolis, IN, Sedalia, MO, Knoxville, TN (8)	Offices, equipment yard, warehouse, storage
Ultraviolet Technologies	Crawfordsville, IN (9); United Kingdom, Singapore, Shenzhen, China and GuangDong, China (10)	Offices, warehouse and manufacturing facilities

(1)
The leases on these properties are with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two major shareholders.   The operating lease agreement provides for monthly base rent of $108 per month for office and warehouse facilities through February 2017, adjusted annually to fair market value. The agreement also includes a one year renewal option. The lease is an “Absolute Triple Net Lease” which provides for the lessee to pay most expenses related to the building including repairs and maintenance, insurance, and property taxes.

(2)
The leases on these properties are with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders.  The operating lease agreement provides for monthly base rent of $4 through April 30, 2011, adjusted annually to fair market value. The agreement also includes a one year renewal option. The lease is an “Absolute Triple Net Lease” which provides for the lessee to pay most expenses related to the building including repairs and maintenance, insurance, and property taxes.

(3)
The Company maintains various operating lease agreements that provide for monthly base rents between $1 and $8 that expire between January 31, 2008 and April 30, 2011 and may be adjusted annually to fair market value or to increases defined in the agreements. The agreements include various multi-year renewal options and the lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes.

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

(7)
The Company maintains an operating lease agreement that provides for monthly base rent of $9 through January 31, 2009. In addition to an escalating base monthly rent, the agreement requires the Company to pay any increase in operating costs, real estate taxes, or utilities over the base year.

(8)
The leases on these properties are with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two major shareholders.  The operating lease agreement provides for monthly base rent of $25 through April 30, 2014, adjusted annually to fair market value. The agreement also includes a one year renewal option. The lease is an “Absolute Triple Net Lease” which provides for the lessee to pay most expenses related to the buildings including repairs and maintenance, insurance, and property taxes.

(9)
The leases on these properties are with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two major shareholders.  The operating lease agreement provides for monthly base rent of $7 through August 31, 2009, adjusted annually to fair market value. The Agreement also includes one renewal option.

(10)
The Company maintains various operating leases in the United Kingdom, Singapore and China providing for monthly base rent of approximately $10 with various expirations through 2015, which may be adjusted annually to fair market value or to increases defined in the agreement. The agreement includes a one year renewal option and the lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes.

(11)
The Company maintains an operating lease agreement that provides for monthly base rent of $25 through January 31, 2011 and is increased 5% annually.  The lessee pays most expenses related to repairs, maintenance, property taxes, and insurance.  The lessor is required to carry minimum amounts of insurance.

(12)
The Company maintains an operating lease agreement that provides for monthly base rent of $2 through January 31, 2009.  The lessee pays most expenses related to repairs, maintenance, property taxes, and insurance.  The lessor is required to carry minimal amounts of insurance.

(13)
  The Company maintains an operating lease agreement that provides for monthly base rent of $5 through January 31, 2010.  The lessee pays most expenses related to repairs, maintenance, property taxes, and insurance.  The lessor is required to carry minimal amounts of insurance.  The lease includes two three year lease renewal options for a total of six years.

Rent expense under these agreements amounted to $2,102, $1,307, and $976 for the years ended August 31, 2007, 2006, and 2005, respectively.

Equipment

The Company leases a fleet of trucks and trailers, support vehicles and specialty construction equipment.  As of August 31, 2007, the Company had approximately 300 units of rolling-stock fleet. Lease expense under these agreements amounted to approximately $974, $1,735, and $734 for the years ended August 31, 2007, 2006 and 2005, respectively and leases expire in various years through 2009. Most operating leases provide for a one year term per vehicle with an option to purchase or continue leasing on a month-to-month basis.

Future minimum commitments under these agreements at August 31, 2007 are approximately as follows:

	Facilities	Vehicles and Equipment
2008	$2,611	$692
2009	2,419	26
2010	2,186	-
2011	1,912	-
2012	1,662	-
2013 and thereafter	6,813	-

	$17,603	$718

NOTE 18 - RELATED PARTY TRANSACTIONS

The following is a summary of related party amounts included in the consolidated balance sheets at August 31, 2007 and 2006, respectively:

	August 31,	August 31,
	2007	2006
Assets:
Note receivable from subsidiary employee	$300	$300

Liabilities:
Long-term line of credit	(1,000)	-
Installment notes payable	(30)	(63)

Net assets (liabilities)	$(730)	$237

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

The long-term line of credit represents a loan from the Company’s majority shareholder and matures on December 1, 2010.  See Note 10 for further details.

The installment notes payable represents loans for equipment and vehicle purchases by the Company’s majority shareholder.  The loans are secured by the respective assets acquired and expire no later than August 31, 2008.  Interest expense is immaterial.  See Note 10 for further details.

The following is a summary of related party amounts included in the consolidated statements of operations for the years ending August 31, 2007, 2006 and 2005, respectively:

	August 31,	August 31,	August 31,
	2007	2006	2005
Revenues:
Electronics Integration (1)	$-	$83	$-
Total	-	83	-

Expenses:
Wireless Infrastructure (2) (3) (4)	439	292	231
Business Solutions (5)	196	47	24
Transportation Infrastructure (6)	250	180	180
Ultraviolet Technologies (7)	84	84	78
Electronics Integration (2)	200	281	235
Holding Company (8) (9) (10) (11)	946	192	392
Total	2,115	1,076	1,140

(1)	The Company’s AVR subsidiary performed $83 worth of services for businesses owned by the Company’s two majority shareholders.
(2)
The Company maintains an operating lease agreement for the rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders.  A majority of the Company’s subsidiaries maintain offices and or warehouse space in the facility. The lease agreement includes a ten year term with one option to extend the lease term for a one year period. The agreement provides for a monthly base rent of $45 per month. The base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $590, $554 and $461 were recognized for the years ended August 31, 2007, 2006 and 2005, respectively.

(3)
The Company maintains a debt obligation to its majority shareholder for the purchase of vehicles and equipment. The loans are secured by the assets and pay interest at 6%.  Interest expense of $2, $3 and $5 was recognized for the years ended August 31, 2007, 2006 and 2005, respectively.

(4)
The Company’s Fortune Wireless subsidiary maintains an operating lease agreement for rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders. The operating lease agreement provides for monthly base rent of $4 through April 30, 2011, adjusted annually to fair market value. The agreement also includes a one year renewal option. Rent and related expenses of $46 and $16 were recognized for the years ended August 31, 2007 and 2006, respectively.

(5)
The Company’s PSM subsidiary holds a lease for an office building in Richmond, IN from a former director of the Company. The lease is for a period of five years and expires in May 2008. The agreement provides for base rent of $4 per month with nominal annual increases.  Rent and related expense of $47, $47 and $24 were recognized for the years ended August 31, 2007, 2006 and 2005, respectively.  The Company’s ESG subsidiary is entered into a lease agreement for an office building in Provo, Utah which is leased from a limited liability company in which an employee is a member of the limited liability company.  The lease is due to expire January 31, 2011.  Rent and related expense of $149 was recognized for the year ended August 31, 2007.

(6)
The Company’s JH Drew subsidiary maintains an operating lease agreement for rental of three buildings located in Indiana, Tennessee and Missouri with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two major shareholders. The lease agreement includes a five year term with one option to extend the lease term for a one year period and provides for base rent of $25 per month. The base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $250, $180 and $180 were recognized for the years ended August 31, 2007, 2006 and 2005, respectively.

(7)
The Company’s Nor-Cote subsidiary maintains an operating lease agreement for rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two major shareholders.  The agreement provides for monthly base rent of $7 and expires in August 2009. The base rent shall be adjusted annually to fair market value. The Agreement also includes one renewal option, which allows the Company to extend the lease term for an additional year.  Rent and related expenses of $84 were recognized for the years ended August 31, 2007 and 2006, respectively.

(8)
The Company maintains an operating lease agreement for the rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders.  The lease agreement includes a ten year term with one option to extend the lease term for a one year period. The agreement provides for a monthly base rent of $63 per month. The base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $600, $554 and $461 were recognized for the years ended August 31, 2007, 2006 and 2005, respectively.

(9)
Consulting services of $73 were paid to a related party company owned by the Company’s Chief Executive Officer during the fiscal year ending August 31, 2006.  These consulting services were recognized as compensation expense for disclosure purposes for the Chief Executive Officer.

(10)
Guarantee fees approved by the Company’s Board of Directors were paid during the fiscal year ending August 31, 2007 to the Company’s Chief Executive Officer in the amount of $394.  The fees were associated with the Chief Executive Officer providing personal guarantees for a substantial portion of the Company’s debt obligations.  On August 31, the Company’s Board of Directors along with the Chief Executive Officer approved repayment of the $394 to the Company in response to the Company’s lower than expected operating results in fiscal 2007.  The fees were returned to the Company in September 2007.

(11)
As described in Note 10, the Company entered into various unsecured line of credit agreements with its majority shareholder. Interest expense booked on these agreements amounted to $12, $119 and $392 for the years ending August 31, 2007, 2006 and 2005, respectively.

Other Related Party Transactions

The Company’s major shareholders have entered into various put/call option agreements (“option agreements”) with the Company’s common stock over the last five years.  Option agreements with these shareholders are included in the acquisitions of Nor-Cote, PSM, CSM and PEM   The put/ call options range in price from $1 to $10.33 per common share.  During fiscal 2007, the majority shareholders acquired 2,489,000 shares of the Company’s common stock related to option agreements with Nor-Cote and PSM for approximately $12,050.

Guaranties

A significant portion of the Company’s debt and surety bonds are personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer.  Future changes to these guaranties may affect financing capacity of the Company.

NOTE 19 - SIGNIFICANT ESTIMATES

Significant estimates have been made by management with respect to the realizability of the Company’s deferred tax assets. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term. The net increase (decrease) in the valuation allowance for deferred income tax assets was $2,193, ($920), and $936 at August 31, 2007, 2006, and 2005, respectively. The valuation allowance relates primarily to net operating loss carryforwards, tax credit carryforwards, and net deductible temporary differences. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company’s earnings history and the Company’s near-term earnings expectations. At August 31, 2007, management believes it is more likely than not that the majority of net deferred income tax assets will not be realized.

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

Certain portions of the Company’s business (including, but not limited to the Wireless Infrastructure and Transportation Infrastructure Segments) recognize revenues using the percentage-of-completion method of accounting.  This accounting method results in the Company recognizing contract revenues and earnings ratably over the contract term in proportion to its incurrence of contract cost.  The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability which require considerable judgment. If in any period the Company significantly increases its estimate of the total costs to complete a given project, the Company may recognize very little or no additional revenues with respect to that project.  If the total contract cost estimates indicate that there is a loss, such loss is recognized in the period such determination is made.  To the extent that the Company’s cost estimates fluctuate over time or differ from actual costs, its operating results may be materially affected.  As a result, the Company’s gross profit in future periods may be significantly reduced or eliminated.

NOTE 20 - CONCENTRATION OF CREDIT RISK

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

NOTE 21 - COMMITMENTS AND CONTINGENCIES

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

Restricted Cash

Certain states and vendors require the Company to post letters of credit to ensure payment of taxes or payments to the Company’s vendors under health insurance and workers compensation contracts and to guarantee performance under the Company’s contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. The Company does not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of August 31, 2007, the Company had approximately $5.1 million in restricted cash primarily to secure obligations under its PEO contracts in the Business Solutions segment.

Payment and Performance Bonds

Within the Company’s Wireless Infrastructure and Transportation Infrastructure segments, certain customers, particularly in connection with new construction, require the Company to post payment or performance bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. Under the Company’s continuing indemnity and security agreement with the surety, the Company has posted letters of credit in the amount of $5 million in favor of the surety and, with the consent of the Company’s lenders under its credit facility; the Company has granted security interests in certain of its assets to collateralize its obligations to the surety. The Company expects this letter of credit in favor of the surety to be reduced in the future. To date, the Company has not been required to make any reimbursements to the surety for bond-related costs. The Company believes that it is unlikely that it will have to fund claims under its surety arrangements in the foreseeable future.

NOTE 22 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited consolidated operating results by quarter for the fiscal years ended August 31, 2007, 2006 and 2005:

	For the Three Months Ended
	November 30,	February 28,	May 31,	August 31,
2007:
Revenues	40,684	32,239	42,286	43,140
Gross Profit	8,774	4,529	8,029	9,203
Net income available to common shareholders	726	(7,755)	(1,355)	602
Basic earnings (loss) per share	.07	(.73)	(.12)	.05
Diluted earnings (loss) per share	.06	(.63)	(.10)	.05

2006:
Revenues	$36,443	$33,356	$39,468	$47,846
Gross Profit	7,238	7,534	7,570	8,562
Net income available to common shareholders	847	362	143	536
Basic earnings (loss) per share	0.08	0.03	0.01	0.06
Diluted earnings (loss) per share	0.08	0.03	0.01	0.04

2005:
Revenues	$25,048	$20,149	$31,904	$35,995
Gross Profit	4,890	3,709	6,631	5,795
Net income (loss) available to common shareholders	703	(1,324)	1,078	(2,774)
Basic earnings (loss) per share	0.07	(0.13)	0.10	(0.26)
Diluted earnings (loss) per share	0.07	(0.13)	0.10	(0.26)

NOTE 23 - SEGMENT INFORMATION

The Company’s reportable business segments are organized in a manner that reflects how management reviews and evaluates those business activities.  Certain businesses have been grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics.
The segments are organized as follows:

Segment & Entity	Business Activity

Wireless Infrastructure
Fortune Wireless, Inc.; PDH, Inc.; Innovative Telecommunications Consultants, Inc.; Magtech Services, Inc.; Cornerstone Wireless Construction Services, Inc.; James Westbrook & Associates, LLC	Installer and service provider of cell phone tower sites

Business Solutions
Professional Staff Management, Inc. and subsidiaries; CSM, Inc. and subsidiaries and related entities; Employer Solutions Group, LLC and subsidiaries; Precision Employee Management, LLC	Provider of outsourced human resource services

Transportation Infrastructure
James H. Drew Corp. and subsidiaries	Installer of highway construction safety products

Ultraviolet Technologies
Nor-Cote International, Inc. and subsidiaries	Manufacturer of UV curable screen printing ink products

Electronics Integration
Kingston Sales Corporation and subsidiaries; Commercial Solutions, Inc.; Audio-Video Revolution, Inc. and subsidiaries	Distributor and installer of home and commercial electronics

Variable Interest Entity
Fortune Fisbeck Development, LLC	Land , buildings and building improvements that are utilized solely by the Company

The following tables report data by segment and exclude revenues from transactions with other operating segments:

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions (1)	Infrastructure	Technologies	Integration	Total
Year Ended August 31, 2007
Net revenues	$23,162	$69,170	$40,110	$12,421	$13,450	$158,313
Cost of revenues	18,919	54,824	35,044	7,419	11,608	127,814
Gross profit	4,243	14,346	5,066	5,002	1,842	30,499
Operating expenses
Selling, general and administrative	6,337	9,365	3,205	4,580	2,103	25,590
Depreciation and amortization	302	992	17	293	102	1,706
Impairment loss on intangible assets	1,815	-	-	-	212	2,027
Total operating expenses	8,454	10,357	3,222	4,873	2,417	29,323

Segment operating income (loss)	$(4,211)	$3,989	$1,844	$129	$(575)	$1,176

	Holding	Consolidated	VIE
	Company	VIE	Elimination	Totals
Year Ended August 31, 2007 (continued)
Net revenues	$-	$1,493	$(1,457)	$158,349
Cost of revenues	-	-	-	127,814
Gross profit	-	1,493	(1,457)	30,535
Operating expenses
Selling, general and administrative	4,712	51	(1,457)	28,896
Depreciation and amortization	782	198		2,686
Impairment loss on intangible assets	-	-	-	2,027
Total operating expenses	5,494	249	(1,457)	33,609

Segment operating income (loss)	$(5,494)	$1,244	$-	$(3,074

(1) Gross billings of $512,755 less worksite employee payroll costs of $443,585.

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions (1)	Infrastructure	Technologies	Integration	Total
Year Ended August 31, 2006
Net revenues	$27,859	$44,543	$57,931	$12,437	$14,343	$157,113
Cost of revenues	21,898	34,084	51,137	7,177	11,913	126,209
Gross profit	5,961	10,459	6,794	5,260	2,430	30,904
Operating expenses
Selling, general and administrative	5,680	6,437	3,340	4,175	2,397	22,029
Depreciation and amortization	405	599	484	418	124	2,030
Total operating expenses	6,085	7,036	3,824	4,593	2,521	24,059

Segment operating income (loss)	$(124)	$3,423	$2,970	$667	$(91)	$6,845

	Holding	Consolidated	VIE	Segment
	Company	VIE	Elimination	Totals
Year Ended August 31, 2006 (continued)
Net revenues	$-	$-	$-	$157,113
Cost of revenues	-	-	-	126,209
Gross profit	-	-	-	30,904
Operating expenses
Selling, general and administrative	2,956	-	-	24,985
Depreciation and amortization	239	-	-	2,269
Total operating expenses	3,195	-	-	27,254

Segment operating income (loss)	$(3,195)	$-	$-	$3,650

(1) Gross billings of $293,367 less worksite employee payroll costs of $248,824.

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions (1)	Infrastructure	Technologies	Integration	Total
Year Ended August 31, 2005
Net revenues	$14,911	$28,458	$46,549	$10,771	$12,407	$113,096
Cost of revenues	11,597	21,646	42,268	5,934	10,626	92,071
Gross profit	3,314	6,812	4,281	4,837	1,781	21,025
Operating expenses
Selling, general and administrative	3,496	4,107	2,814	4,663	2,243	17,323
Depreciation and amortization	202	336	459	393	216	1,606
Impairment loss on intangible assets	219	-	-	-	417	636
Total operating expenses	3,917	4,443	3,273	5,056	2,876	19,565

Segment operating income (loss)	$(603)	$2,369	$1,008	$(219)	$(1,095)	$1,460

	Holding	Consolidated	VIE
	Company	VIE	Elimination	Totals
Year Ended August 31, 2005 (continued)
Net revenues	$-	$-	$-	$113,096
Cost of revenues	-	-	-	92,071
Gross profit	-	-	-	21,025
Operating expenses
Selling, general and administrative	2,362	-	-	19,685
Depreciation and amortization	103			1,709
Impairment loss on intangible assets	-	-	-	636
Total operating expenses	2,465	-	-	22,030

Segment operating income (loss)	$(2,465)	$-	$-	$(1,005

(1) Gross billings of $193,136 less worksite employee payroll costs of $164,678.

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions	Infrastructure	Technologies	Integration	Total
As of August 31, 2007
Current Assets
Cash and equivalents	$(134)	$9,104	$498	$519	$(77)	$9,910
Restricted cash	-	5,091	-	-	-	5,091
Marketable equity securities	-	-	-	-	-	-
Accounts receivable, net	5,193	3,330	9,913	1,856	1,614	21,906
Costs and estimated earnings in excessof billings on uncompleted contracts	560	-	719	-	-	1,279
Inventory, net	78	9	3,339	1,759	1,471	6,656
Deferred tax asset	-	922	613	-	-	1,535
Prepaid expenses and other current assets	713	731	399	232	238	2,313
Total Current Assets	6,410	19,187	15,481	4,366	3,246	48,690

Other Assets
Property, plant & equipment, net	790	636	1,614	1,869	139	5,048
Accounts receivable - long term	-	-	770	-	-	770
Goodwill	-	12,338	152	4,695	1,276	18,461
Other intangible assets, net	-	6,888	-	562	-	7,450
Other long term assets	-	38	-	15	4	57
Total Other Assets	790	19,900	2,536	7,141	1,419	31,786

Total Assets	$7,200	$39,087	$18,017	$11,507	$4,665	$80,476

	Holding	Consolidated	Segment
	Company	VIE	Totals
As of August 31, 2007 (continued)
Current Assets
Cash and equivalents	$(159)	$79	$9,830
Restricted cash	-	-	5,091
Marketable equity securities	-	-	-
Accounts receivable, net	(749)	-	21,157
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	1,279
Inventory, net	-	-	6,656
Deferred tax asset	-	-	1,535
Prepaid expenses andother current assets	517	10	2,840
Total Current Assets	(391)	89	48,388

Other Assets
Property, plant & equipment, net	564	6,626	12,238
Accounts receivable - long term	-	-	770
Goodwill	-	-	18,461
Other intangible assets, net	-	-	7,450
Other long term assets	988	3	1,048
Total Other Assets	1,552	6,629	39,967

Total Assets	$1,161	$6,718	$88,355

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions	Infrastructure	Technologies	Integration	Total
As of August 31, 2006
Current Assets
Cash and equivalents	$(791)	$4,308	$78	$594	$(187)	$4,002
Restricted cash	-	3,462	-	-	-	3,462
Marketable equity securities	-	1,246	-	-	-	1,246
Accounts receivable, net	9,632	1,858	10,701	1,884	2,260	26,335
Costs and estimated earnings in excess of billings on uncompleted contracts	2,269	-	2,231	-	-	4,500
Inventory, net	218	30	3,154	1,721	1,638	6,761
Deferred tax asset	-	876	659	-	-	1,535
Prepaid expenses and other current assets	255	623	424	286	22	1,610
Total Current Assets	11,583	12,403	17,247	4,485	3,733	49,451

Other Assets
Property, plant & equipment, net	1,311	448	1,686	1,997	299	5,741
Accounts receivable - long term	-	4,153	1,276	-	-	5,429
Goodwill	1,497	3,289	152	4,695	1,487	11,120
Other intangible assets, net	359	-	-	651	-	1,010
Other long term assets	-	28	-	14	87	129
Total Other Assets	3,167	7,918	3,114	7,357	1,873	23,429

Total Assets	$14,750	$20,321	$20,361	$11,842	$5,606	$72,880

	Holding	Consolidated	Segment
	Company	VIE	Totals
As of August 31, 2006 (continued)
Current Assets
Cash and equivalents	$(370)	$-	$3,632
Restricted cash	-	-	3,462
Marketable equity securities	35	-	1,281
Accounts receivable, net	(604)	-	25,731
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	4,500
Inventory, net	-	-	6,761
Deferred tax asset	-	-	1,535

Prepaid expenses and other current assets	312	-	1,922
Total Current Assets	(627)	-	48,824

Other Assets
Property, plant & equipment, net	582	-	6,323
Accounts receivable - long term	-	-	5,429
Goodwill	-	-	11,120
Other intangible assets, net	-	-	1,010
Other long term assets	1,450	-	1,579
Total Other Assets	2,032	-	25,461

Total Assets	$1,405	$-	$74,285

NOTE 24 - SUBSEQUENT EVENTS

Line of Credit Promissory Note – Majority Shareholder

On December 13, 2007, the Company entered into a line of credit promissory note with the Company’s majority shareholder, in which the Company may draw on the line of credit in $50 increments up to the maximum amount available of $8,000.  Amounts are payable in thirty-five (35) consecutive, monthly, interest payments commencing on January 1, 2008 and continuing on the first day of each month thereafter followed by a balloon payment of principal and all accrued interest on December 1, 2010.  The line of credit promissory has consolidated a previous $1,000 line credit promissory note entered into with the majority shareholder on July 1, 2007.  The Company has $7,000 available on the line of credit at December 13, 2007.

As described in Note 10, the Company Amended its Credit Facility on October 18, 2007.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on August 31, 2007 in providing reasonable assurance that information required to be disclosed in the reports the Company file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that (i) additional accounting personnel were needed both at the parent company level and at certain subsidiaries at August 31, 2007 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures. The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel. Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced.  Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Company

Directors of the Company

The following table sets forth the name and age of each Director, indicating all positions and offices with us currently held by each Director.

Name	Principle Position and Role (Age)	Director Since

John F. Fisbeck	Director, President and Chief Executive Officer (52)	2005
Carter M. Fortune	Treasurer, Chairman of the Board (66)	2002
P. Andy Rayl	Independent Director, Chairman of the Audit Committee (35)	2005
Nolan R. Lackey	Independent Director, Audit Committee Member (84)	2005
David A. Berry	Independent Director, Audit Committee Member (54)	2002

Set forth below are descriptions of the backgrounds and principal occupations of each of our Directors, and the period during which each has served as a Director. Each Director serves for a term of one year or until such time as that director is replaced pursuant to the Company’s By-Laws.

John F.  Fisbeck was elected President, Chief Executive Officer and Director of the Company on May 27, 2005. Prior to and during the period from August 2000 through May 2005, Mr. Fisbeck was employed by Merrill Lynch as Senior Financial Advisor and after May 28, 2005 and until his appointment by the Company, he was employed by Wachovia Securities as Senior Financial Advisor/Branch Office Manager. Mr. Fisbeck graduated with a Bachelor of Science degree in business management from Indiana University.

Carter M. Fortune was appointed Chief Executive Officer and Chairman of the Board of the Company as of January 2002. Mr. Fortune resigned as Chief Executive Officer on May 27, 2005 and was appointed Treasurer and remained Chairman of the Board.  Mr. Fortune has a Bachelor of Business Administration degree in marketing from the University of Cincinnati. He began his professional career at a leading national food brands company where after five years he had ascended to the position of Regional Marketing Manager. Mr. Fortune was then hired as Director of Marketing for a leading insurance and actuarial services provider where he served for three years. Mr. Fortune then began a period of about fifteen years where he was the owner and operator of a chain of retail stores. Concurrently Mr. Fortune began investing in, owning and operating numerous commercial and residential real estate developments; he continues to pursue such ventures.

P. Andy Rayl was elected to the Company’s Board on May 17, 2005. Mr. Rayl also serves as Chairman of the Company’s Audit Committee. Mr. Rayl has served as the Chief Financial Officer and Director of Operations for Technuity, Inc. (“Technuity”) since October 2002. From October 2000 to October 2002, he served as Controller and Vice President of Finance of Technuity. Technuity is a virtual manufacturer of battery products and related accessories. Since its inception in 1999, Technuity, has experienced significant growth in the consumer electronics retail channel and along with winning distinction as an Ernst & Young Entrepreneur of the Year in 2002, was also named one of the ten fastest growing private companies in Indiana in both 2002 and 2004. Mr. Rayl has also served as Chief Financial Officer of Batteries.com, LLC (“Batteries.com”) since its formation in December 2004. Batteries.com is a retailer of battery products and accessories to the general public via the internet. Prior to joining Technuity, Mr. Rayl was employed as a Certified Public Accountant by Ernst & Young, LLP where he specialized in providing auditing and assurance services for fast growing private and public start-up companies. Mr. Rayl graduated with honors with a Bachelor of Science degree in accounting from Indiana University.

Nolan R. Lackey was elected to the Company’s Board on July 29, 2005. Mr. Lackey also serves on the Company’s Audit Committee. A native of Oklahoma, Mr. Lackey holds a Bachelor degree from Oklahoma Baptist University and a Master’s degree from Northwestern University and is a Fellow of the American College of Healthcare Administrators. He was awarded an Honorary LLD degree by Franklin College in 1967. In 1999, Mr. Lackey was proclaimed a Sagamore of the Wabash by Indiana Gov. Frank O’Bannon. He has served on numerous boards of directors and licensing councils throughout his career including the Board of Directors of Blue Cross/Blue Shield and its Executive Committee prior to that company’s  reorganization. Mr. Lackey founded Lackey Investments, LLC in 2000 and remains President of that entity.

David A. Berry was elected to the Company’s Board on November 1, 2002. Mr. Berry also serves on the Company’s Audit Committee. Mr. Berry began his professional career by starting his own underground utility trenching company in 1978, which he had grown into a national company when he sold it in 1984. Mr. Berry then worked as an operations manager for two years for a major national telecommunications utility until he started OSP Engineering (“OSP”), an outside telephone and cable systems contractor. Mr. Berry again grew OSP into a national company, with customers from Maine to California, which he sold in 1990. Mr. Berry was also one of the founding members of Citimark Communications, another wire infrastructure development company; he sold his interest to his partners and formed Shared Telecom Services in 1995. Mr. Berry grew Shared Telecom Services into a leading regional Competitive Local Exchange Carrier (CLEC) and shared tenant provider, he sold CLEC in 2000 to a large national utility.

Executive Officers of the Company

The executive officers of the Company are as follows:

Name	Age	Position

John F. Fisbeck	52	President and Chief Executive Officer

Garth D. Allred	44	Chief Financial Officer

Each executive officer serves, in accordance with the by-laws of the Company, until the annual meeting of the Board of Directors.

John F. Fisbeck was elected President, Chief Executive Officer and Director of the Company on May 27, 2005 Mr. Fisbeck’s biographical information is set forth above.

Garth Allred became Chief Financial Officer on September 14, 2007, replacing Steve Hise who resigned as the Company’s Chief Financial Officer on September 14, 2007. Prior to his election as the Company’s Chief Financial Officer, Mr. Allred served as Chief Financial Officer and Chief Operating Officer of ESG and managed the areas of accounting, financial reporting, treasury management, payroll administration, employee benefits administration, workers compensation administration and IT for ESG. Mr. Allred has been employed by ESG for the past ten years.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and Directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file an initial report of ownership of such securities on Form 3 and changes in ownership of such securities on Form 4 or 5 with the SEC. Such officers, Directors and ten percent shareholders are required to furnish the Company with copies of all Section 16(a) forms they file with the SEC.

Based solely on its review of the copies of such forms received by it, or written representations from certain such reporting persons that no Form 5’s were required for such persons, the Company believes that, for the fiscal year ended August 31, 2007, its officers, Directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements, except for two Form 4’s that were filed by John F. Fisbeck and Carter M. Fortune subsequent to the date such forms were due.

CODE OF ETHICS

The Company has adopted a code of ethics (the “Code of Ethics”) that applies to the Company’s principal executive officer, principal financial officer, and employees.  A copy of the Company’s Code of Ethics can be viewed on the Company’s website at www.ffi.net or obtained free of charge by sending a written request to the attention of the Company’s Chief Financial Officer, Garth Allred, at 6402 Corporate Drive, Indianapolis, Indiana 46278.

SHAREHOLDER PROPOSALS

Any of our shareholders wishing to have a proposal considered for inclusion in our 2008 proxy solicitation materials must set forth such proposal in writing to be received at our corporate office no later than February 1, 2008. In addition, any shareholder wishing to nominate a candidate for Director or propose other business at the Annual Meeting must generally give us written notice on or before February 1, 2008, and the notice must provide certain specific information as pursuant to Rule 14a-8 of the rules promulgated under the Exchange Act must comply with the advance notice provisions and other requirements of our bylaws, which are on file with the SEC and may be obtained from our corporate office upon request. Our Board will review any shareholder proposals that are filed as required and will determine whether such proposals meet applicable criteria for inclusion in our 2008 proxy solicitation materials or consideration at the 2008 Annual Meeting. In addition, we retain discretion to vote proxies on matters of which we are not properly notified at our principal executive offices on or before the close of business on March 1, 2008, and also retain that authority under certain other circumstances. These procedures remain unchanged from those last reported in the Company’s Schedule 14A, except for the notice dates set forth above.

THE AUDIT COMMITTEE

The Company maintains an Audit Committee that is currently composed of three members, P. Andy Rayl, David A. Berry and Nolan R. Lackey, none of whom are officers or employees of the Company or any parent or subsidiary of the Company.  Further, no member of the Audit Committee has any other material relationship with the Company that would interfere with their exercise of independent judgment. The Board has determined that each of the members of the Audit Committee is "independent" and "financially sophisticated" as such terms are defined by The American Stock Exchange.

The Company’s Board has determined that one member of the Audit Committee, P. Andy Rayl, qualifies as an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K adopted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Rayl has a Bachelor’s degree in Accounting and over ten years of experience in reading, interpreting and analyzing financial statements in his roles as more fully described in the above biographical information. Mr. Rayl also qualifies as "independent" as that term is used in Item 7(d) (3) (IV) of Schedule 14A of the Exchange Act.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The Company’s Board of Directors believes that the success of the Company is largely based on the performance and skills of its executive officers. Therefore, when determining executive compensation, the Company’s Board of Directors focuses on the concepts of rewarding executive performance and retaining and attracting top executive talent.  The Company’s principal objectives with respect to executive compensation are to encourage strong executive leadership and on providing value to the Company’s stockholders.

The Company, due to its status as a “Controlled Company’ under the regulations of The American Stock Exchange, is not required to have separate nominating or compensation committees and does not have such committees. The Company’s full Board of Directors regularly meets to analyze whether the compensation for the Company’s executive officers is aligned with the Company’s objectives for executive compensation. In the event the compensation of Mr. Fisbeck is under consideration then, because Mr. Fisbeck is also a Company Director as well as Chief Executive Officer, he is excluded from those discussions. Currently, the Company’s only executive officers are its Chief Executive Officer and its Chief Financial Officer.

Determination of Compensation

The Company’s Board of Directors relies on its independent judgment in determining the compensation to be paid to the Company’s executive officers. In reaching its decisions with respect to executive compensation, the Board of Directors evaluates the executive’s past performance, the executive’s inherent value to the Company and takes into account the compensation paid to executive officers by comparable companies. The Board of Directors’ goal is to align executive officer compensation with the value that those executive officers provide to the Company.

Elements of Compensation

The Company’s compensation program consists of base salary, cash bonuses, discretionary stock awards and other benefits.

The base salary for the Company’s Chief Executive Officer and Chief Financial Officer is determined based upon the responsibilities of the executive officer, the executive officer’s general contributions to the Company, and the skills, expertise and leadership qualities that the executive officer brings to the Company. As noted above, the base salaries for the Company’s Chief Executive officer and Chief Financial Officer are reviewed on a regular basis.

The Company’s Board of Directors maintains the discretion to pay cash bonuses to the Company’s named executive officers based on their evaluation of the executive officer. However, the Company prefers to pay executive compensation through an annual salary rather than through bonuses.

The Company’s Board of Directors also maintains the discretion to award stock to executive officers based upon the Company’s compensation strategy. Although the Company has made stock awards to executive officers in the past and may do so in the future, because the Company prefers to pay executive officers through salary, such stock awards are not common.

Chief Executive Officer Compensation

The Company’s Board of Directors considered a variety of factors when determining the compensation to be paid to the Company’s Chief Executive Officer, Mr. Fisbeck, during the fiscal year ended August 31, 2007. Among the factors considered by the Board of Directors was Mr. Fisbeck’s performance, the scope of his responsibilities to the Company, and his leadership value and skills. The primary element of Mr. Fisbeck’s compensation package for the fiscal year ended August 31, 2007 was his base salary. At the start of fiscal year 2007, Mr. Fisbeck was paid a base salary of $360,000. Effective March 1, 2007, Mr. Fisbeck’s base salary was increased to $600,000.  Mr. Fisbeck also received additional amounts in association with certain personal guarantees taken on by Mr. Fisbeck, which related to Company financial obligations.  In response to the Company’s lower than expected operating results, Mr. Fisbeck voluntarily repaid to the Company all of the guarantee fees that he had been paid.

Chief Financial Officer Compensation

Amy Gallo, the Company’s former Chief Financial Officer, who resigned effective June 29, 2007, was paid salary of $83,333 and a bonus of $5,000 during the fiscal year ended August 31, 2007. Ms. Gallo’s compensation was based upon her past performance, her experience in financial matters and upon other value that she brought to the Company.

Steve Hise, who succeeded Ms. Gallo as the Company’s Chief Financial Officer until his resignation on September 14, 2007, was paid $21,875 in salary during the fiscal year ended August 31, 2007. Mr. Hise also received 10,000 shares of Company common stock when he joined the Company.  Mr. Hise and the Company had entered into an employment agreement that would have paid Mr. Hise an annual salary of $175,000 during his first year of employment with the Company. Upon his resignation from the Company, Mr. Hise agreed to return the 10,000 shares of Company common stock that he had received. The Board of Directors based Mr. Hise’s compensation on his record of performance for other companies and for the skills and expertise that he offered the Company. The Board of Directors also considered salaries paid to comparable executives by peer companies.

Compensation for Named Executives

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company’s past three fiscal years ended August 31, 2007 by our Chief Executive Officer and Chief Financial Officer. The Company had no other executive officers during fiscal year 2007.

EXECUTIVE COMPENSATION TABLE (1)

Name and Principal Position	Fiscal Year Ended August 31,	Annual Salary Compensation	Annual Bonus Compensation	Stock Awards		Other Compensation		Total
John F. Fisbeck, CEO	2007	$495,000	$20,000	-		$20,000	(3)(4)	$515,000
	2006	$360,000	-	-		$73,000	(2)	$433,000
	2005	$210,000	-	-		-		$210,000
Harlan M. Schafir, COO (5)	2007	$36,923	-	-		-		$36,923
	2006	$240,000	-	-		-		$240,000
	2005	$240,000	-	-		-		$240,000
Steve Hise, CFO (6)	2007	$21,875	-	10,000	(7)	-		$21,875
	2006	-	-	-		-		-
	2005	-	-	-		-		-
Amy E. Gallo, CFO (8)	2007	$83,333	$5,000	-				$88,333
	2006	$100,000	-	-				$100,000
	2005		-	-				-

(1)   Garth Allred did not begin his term as the Company’s CFO until after the end of the fiscal year ended August   31, 2007 and as a result his compensation is not included in this Executive Compensation Table.

(2)  Consulting fees were paid to a company owned by the Company’s CEO.  These consulting fees have been recognized as compensation expense for disclosure purposes for the CEO.

(3)   Mr. Fisbeck received, during the fiscal year ended August 31, 2007, other Compensation in an amount less than $10,000.

(4)   As described in the Compensation Disclosure and Analysis set forth above, Mr. Fisbeck also received a total of approximately $394,000 in in guarantee fees from the Company in relation to commercial loans benefiting the Company. This amount is not reflected in the Executive Compensation Table because the full amount has been repaid to the Company by Mr. Fisbeck.

(5) Harlan  Schafir’s term as the Company’s COO ended on September 30, 2006, when his employment contract with the Company was not renewed.

(6) Steve Hise was employed as the Company’s CFO during the period July 16, 2007 to September 14, 2007.

(7)   Mr. Hise received 10,000 shares of Company Common Stock upon the beginning his term as Company CFO. Upon his resignation from the Company Mr. Hise agreed to return all of the 10,000 shares of Company Common Stock to the Company and those shares are in the process of being retired.

(8)   Prior to August 31, 2005, Amy Gallo’s salary did not exceed $100,000 and thus was not included in this table.   Amy Gallo’s employment as the Company’s CFO terminated on June 29, 2007.

Grant of Plan Based Awards

No plan-based awards were made to the named executive officers during the fiscal year ended August 31, 2007.

Outstanding Equity Awards

The were no outstanding equity awards for the named executive officers as of the end of the fiscal year ended August 31, 2007.

Option Exercises and Vested Stock

There were no option/SAR exercises during the fiscal year ended August 31, 2007 by any of the named executive officers and there are currently no outstanding unexercised options or SARs held by any of the named executive officers.

Pension Benefits

None of the named executive officers held any pension benefits as of the end of the fiscal year ended August 31, 2007.

Non-Qualified Deferred Compensation Plans

None of the named executive officers was the beneficiary of any non-qualified deferred compensation plan during the fiscal year ended August 31, 2007.

Compensation of Directors

The following table sets forth the compensation paid to all Directors of the Company during the fiscal year ended August 31, 2007. The table does not include compensation paid to John Fisbeck in his role as CEO.  This compensation is set forth above in the Executive Compensation Table:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or paid in Cash	All Other Compensation	Total

Carter M. Fortune	$0	$0	$0
P. Andy Rayl	$12,000	$0	$12,000
Nolan Lackey	$0	$0	$0
David A. Berry	$12,000	$0	$12,000
John F. Fisbeck	$0	$0	$0
Harlan Schafir (1)	$0	$0	$0

(1) Harlan Schafir’s term as a Director of the Company ended effective September 21, 2007.

Pursuant to the Company’s policies, Directors who are also employees of the Company receive no compensation for their service as directors. The Company determines the compensation paid to its directors based upon its goals of maintaining active and well-qualified directors and based upon its evaluation of the reasonable compensation for the services rendered by its non-employee directors.

Compensation Committee Interlocks and Insider Participation

There were no compensation committee interlocks or insider participation during the fiscal year ended August 31, 2007.

Compensation Committee Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis set forth above and based upon this review and discussions the Board of Directors has recommended inclusion of that Compensation Discussion and Analysis in this Annual Report on Form 10-K.

John F. Fisbeck
Carter M. Fortune
P. Andy Rayl
David A. Berry
Nolan R. Lackey

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Shares Authorized for Issuance under Equity Compensation Plans

The following information presents a summary of the Company’s equity compensation plans as of August 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity Compensation Plan Approved by Shareholders (1)	22,000	(2)	$0.00	978,000
Total	22,000		$0.00	978,000

(1)	Includes the 2006 Equity Incentive Plan
(2)	Includes shares to be issued upon the vesting of Restricted Stock Units (“RSUs”), for which no exercise price will be paid

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of December 6, 2007 with respect to the only persons or groups known to the Company who may be deemed to beneficially own more than five percent of the Company’s voting securities (i.e. Common Stock).

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Common Stock	Fortune Industries, Inc. Control Group (in the aggregate) 6402 Corporate Drive Indianapolis, IN 46278	8,454,784 (2)	74.2

Common Stock	John F. Fisbeck 6402 Corporate Drive Indianapolis, IN 46278	3,170,987 (3)	27.8

Common Stock	Carter M. Fortune 6402 Corporate Drive Indianapolis, IN 46278	5,668,297 (3)	49.8

(1)
As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after December 6, 2007. "Beneficial ownership" also includes that ownership of shares that may be imputed to any control group of the Company.

(2)
A control group comprised of Messrs. John F. Fisbeck and Carter M. Fortune may be deemed to beneficially own, as defined in Footnote No.1 of this table, 8,454,784 (74.2%) shares of Common Stock, as of December 6, 2007. Individually, each person within the control group has sole dispositive and voting power over the following shares of Common Stock: John F. Fisbeck, 2,786,487 (24.5%) and Carter M. Fortune, 5,283,797 (46.4%). Additionally, Messrs. Fortune and Fisbeck share dispositive power over 384,500 (3.4%) shares of the Company’s Common Stock held by Fisbeck-Fortune Development, LLC.

(3)
As interest holders in Fisbeck-Fortune Development, LLC, Carter M. Fortune and John F. Fisbeck also have shared voting and dispositive power over 384,500 (3.4%) shares of the Company is Common Stock held by that entity, therefore 384,500 shares are included within the beneficial holdings of both Mr. Fisbeck and Mr. Fortune in the above table.

Security Ownership of Management

The following table sets forth information as of December 6, 2007 with respect to (i) each current Director, (ii) all individuals currently serving as the Company’s executive officers (as defined in Item 402(a)(3) of Regulation S-K) as of the above date, and (iii) all current Directors and all such executive officers as a group. Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities. An asterisk (*) indicates beneficial ownership of less than one percent.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Common Stock	John F. Fisbeck 6402 Corporate Drive Indianapolis, IN 46278	3,170,987 (2)	27.8

Common Stock	Carter M. Fortune 6402 Corporate Drive Indianapolis, IN 46278	5,668,297 (2)	49.8

Common Stock	David A. Berry 6402 Corporate Drive Indianapolis, IN 46278	20,000	*

Common Stock	Garth Allred 6402 Corporate Drive Indianapolis, IN 46278	0	*

Common Stock	Nolan R. Lackey 6402 Corporate Drive Indianapolis, IN 46278	12,200	*

Common Stock	P. Andy Rayl 6402 Corporate Drive Indianapolis, IN 46278	0	*

Common Stock	All current executive officers and Directors as a group	8,486,984 (3)	74.5

(1)
As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after December 6, 2007.

(2)
As interest holders in Fisbeck-Fortune Development, LLC, Carter M. Fortune and John F. Fisbeck also have shared voting and dispositive power over 384,500 (3.4%) shares of the Company’s Common Stock held by that entity, therefore 384,500 shares are included within the beneficial holdings of both Mr. Fisbeck and Mr. Fortune in the above table.

(3)
As a result of the conclusion that John F. Fisbeck and Carter M. Fortune share beneficial ownership over 384,500 (3.4%) shares of the Company’s Common Stock held by Fisbeck-Fortune Development, LLC, that ownership is only reflected once in the group ownership total.

CHANGES IN CONTROL

The Company knows of no arrangements the operation of which may at a subsequent date result in a change of control.

Item 13. Certain Relationships and Related Transactions

The Company holds various operating leases for the rental of properties with its consolidated variable interest entity, Fisbeck-Fortune Development, LLC. These leases are for five-year terms with options to extend terms.  The Company pays certain expenses including taxes, assessments, maintenance and repairs under terms of the leases.  Rent expense of $1,572,000 was recognized in fiscal year 2007 under these agreements.

The Company’s PSM subsidiary holds two leases for the rental of a property in Richmond, IN from Harlan M. Schafir, the Company’s former COO and Director. The leases are for five-year terms with options to extend terms.  The leases provide for base rent of $4,000 per month with nominal annual increases. Rent and related expense of $47,000 was recognized in fiscal year 2007 under these agreements.

The Company maintains a debt obligation to its majority shareholder for the purchase of vehicles and equipment. The loans are secured by the assets and pay interest at 6%.  Interest expense of $2 was recognized in fiscal year 2007 under this agreement.

Effective July 1, 2007, the Company executed a $1,000,000 Line of Credit Promissory Note in favor of Carter M. Fortune.  As of August 31, 2007, $1,000,000 is outstanding.  Interest is payable at a rate of 7.25% per annum.  The loan is unsecured.

Effective December 13, 2007, the Company executed a $8,000,000 Line of Credit Promissory Note in favor of Carter M. Fortune.  Upon the execution of this note, the $1,000,000 Line of Credit Promissory Note was cancelled and the $1,000,000 outstanding balance was rolled-over to this new note.  Interest is payable at a rate of one-month LIBOR plus 3%.  The loan is unsecured.

Item 14. Principal Accountant Fees and Services.

Our financial statements for the fiscal year ended August 31, 2007 were certified by Somerset CPA’s, P.C. (“Somerset”).  The following table sets forth the aggregate fees billed to the Company by Somerset:

	Fiscal 2007	Fiscal 2006

Audit Fees	$425,000	$390,000
Audit Related Fees	$150,000	140,000
Tax Fees	$150,000	145,000
All Other Fees	-	-
	$725,000	$675,000

Audit Fees: The aggregate fees billed in each of the fiscal years ended August 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Related Fees: The aggregate fees billed in each of the fiscal years ended August 31, 2007 and 2006 for professional services rendered by the principal accountant for audit related fees including, primarily, consultations on various accounting and reporting matters.

Tax Fees: The aggregate fees billed in each of the fiscal years ended August 31, 2007 and 2006 for professional services rendered by the principal accountant for tax compliance Federal and State advice.

All Other Fees: For the fiscal years ended August 31, 2007 and 2006, the Company was not billed any additional fees for services by Somerset other than the services covered under the captions "Audit Fees", "Audit Related Fees" and "Tax Fees" above.

All services listed were pre-approved by the Audit Committee and all auditing services were performed by Somerset employees. The Audit Committee has considered whether the services described above are compatible with maintaining the independent accountant's independence and has determined that such services have not adversely affected Somerset’s independence.

POLICIES RELATED TO PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has pre-approval policies and procedures, pursuant to which the Audit Committee approves the audit and permissible non-audit services provided by Somerset. The Audit Committee’s pre-approval policy is as follows: consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee, some such services require specific approvals, whereas other services are granted general pre-approval. All requests or applications for services to be provided by the independent registered public accounting firm that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer and must include a detailed description of the services to be rendered. The Chief Financial Officer will determine whether such services are included within the list of services that have received the general pre-approval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor. Requests or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the Securities and Exchange Commission‘s (“SEC’s”) rules on auditor independence. The Chief Financial Officer will immediately report any breach of this policy that comes to the attention of the Chief Financial Officer or any member of management to the chairman of the Audit Committee. Pursuant to these procedures, the Audit Committee approved the foregoing audit and permissible non-audit services provided by Somerset in fiscal 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following financial statements, schedules and exhibits are filed as part of this Report:

(1)	Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 39 of this Report.

(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3)	List of Exhibits.

Exhibit No.	Description
3.1	Second Amended and Restated Code of Bylaws (1)

21.1	List of subsidiaries (2)

31.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by John F. Fisbeck. (2)

31.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garth Allred. (2)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John F. Fisbeck. (2)

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garth Allred. (2)

Notes to Exhibits:

1.	This exhibit is incorporated by reference from the Company’s Current Report on Form 8-K, dated December 27, 2006.

2.	Attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE INDUSTRIES, INC.

Date: December 14, 2007	By:	/s/ John F. Fisbeck
John F. Fisbeck,
Chief Executive Officer

Date: December 14, 2007	By:	/s/ Garth Allred
Garth Allred
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 14, 2007		/s/ John F. Fisbeck
John F. Fisbeck, Chief Executive Officer
and Director

Date: December 14, 2007		/s/ Carter M. Fortune
Carter M. Fortune, Chairman of the Board

Date: December 14, 2007		/s/ P. Andy Rayl
P. Andy Rayl, Director

Date: December 14, 2007		/s/ David A. Berry
David A. Berry, Director

Date: December 14, 2007		/s/ Nolan R. Lackey
Nolan R. Lackey, Director