Form 10-Q
period 2007-11-30
FORTUNE INDUSTRIES, INC.
filed 2008-01-14
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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
Yes ☐ No ☒

As of January 14, 2008, 11,391,823 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.
FORM 10-Q
For The Quarterly Period Ended November 30, 2007

Index

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	November 30, 2007 (Unaudited)	August 31, 2007 (Audited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$5,893	$9,830
Restricted cash (Note 1)	5,205	5,091
Accounts receivable, net (Note 4)	20,355	21,157
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 5)	3,332	1,279
Inventory, net (Note 6)	6,016	6,656
Deferred tax asset (Note 11)	1,535	1,535
Prepaid expenses and other current assets	2,147	2,840
Total Current Assets	44,483	48,388

OTHER ASSETS
Property, plant & equipment, net (Note 7)	11,740	12,238
Long-term accounts receivable (Note 4)	770	770
Goodwill (Note 8)	18,461	18,461
Other intangible assets, net (Note 8)	7,142	7,450
Other long-term assets	1,107	1,048
Total Other Assets	39,220	39,967

TOTAL ASSETS	$83,703	$88,355

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	November 30, 2007 (Unaudited)	August 31, 2007 (Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit (Note 9)	$14,695	$15,000
Current maturities of long-term debt (Note 9)	1,682	2,249
Current maturities of convertible term note (Note 9)	2,045	2,727
Variable interest entity line of credit (Note 9)	2,200	2,200
Variable interest entity current maturities of long-term debt (Note 9)	365	503
Accounts payable	5,701	9,168
Health and workers' compensation reserves	4,911	5,128
Accrued expenses	9,568	9,239
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 5)	1,757	1,178
Other current liabilities	432	725
Total Current Liabilities	43,356	48,117

LONG-TERM LIABILITIES
Long-term debt, less current maturities (Note 9)	16,299	16,375
Convertible term note (Note 9)	3,405	2,950
Line of credit term note - majority shareholder (Note 9)	1,000	1,000
Variable interest entity long-term debt, less current maturities (Note 9)	4,239	4,559
Other long-term liabilities	215	215
Total Long-Term Liabilities	25,158	25,099

Total Liabilities	68,514	73,216

MINORITY INTEREST IN VARIABLE INTEREST ENTITY (NOTE 2)	351	236
TEMPORARY EQUITY (NOTE 13)	814	814

SHAREHOLDERS' EQUITY (NOTE 13)
Common stock, $0.10 par value; 150,000,000 authorized; 11,391,823 issued and outstanding at November 30, 2007 and August 31, 2007, respectively	1,117	1,117
Preferred stock, $0.10 par value; 1,000,000 authorized; 66,180 issued and outstanding at November 30, 2007 and August 31, 2007, respectively	6,618	6,618
Additional paid-in capital and warrants outstanding	19,317	19,317
Accumulated deficit	(12,290)	(12,300)
Accumulated other comprehensive income	300	260
	15,062	15,012
Less: Treasury stock, 384,500 shares of common stock outstanding at November 30, 2007 and August 31, 2007, respectively	(1,038)	(923)
Total Shareholders' Equity	14,024	14,089

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$83,703	$88,355

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Month Period Ended
	November 30, 2007	November 30, 2006
REVENUES
Service revenues	$22,455	$15,002
Product revenues	21,302	25,682
TOTAL REVENUES	43,757	40,684

COST OF REVENUES
Service cost of revenues	17,315	11,235
Product cost of revenues	17,532	20,675
TOTAL COST OF REVENUES	34,847	31,910

GROSS PROFIT	8,910	8,774

OPERATING EXPENSES
Selling, general and administrative expenses	6,965	6,431
Depreciation and amortization	691	718
Total Operating Expenses	7,656	7,149

OPERATING INCOME	1,254	1,625

OTHER INCOME (EXPENSE)
Interest income	79	91
Interest expense	(923)	(847)
Loss on disposal of assets	(46)	-
Gain on investments in marketable securities, net (Note 1)	-	17
Exchange rate gain (loss)	19	(1)
Other income	5	22
Total Other Expense	(866)	(718)

INCOME BEFORE MINORITY INTEREST IN VARIABLE INTEREST ENTITY	388	907

Minority Interest in Variable Interest Entity (Note 2)	195	40

INCOME BEFORE PROVISION FOR INCOME TAXES	193	867

Provision for income taxes (Note 11)	59	17

NET INCOME	134	850

Preferred stock dividends	124	124

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$10	$726

BASIC INCOME PER COMMON SHARE	$0.00	$0.07

Basic weighted average shares outstanding	11,391,823	10,524,722

DILUTED INCOME PER COMMON SHARE	$0.00	$0.06

Diluted weighted average shares outstanding	12,768,981	12,242,284

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Common Stock	Treasury Stock	Preferred Stock	Additional Paid-in Capital and Warrants Outstanding	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Comprehensive Income

BALANCE AT AUGUST 31, 2007	$1,117	$(923)	$6,618	$19,317	$(12,300)	$260	$14,089
Net income	-	-	-	-	134	-	134	134
Preferred Stock Dividends	-	-	-	-	(124)	-	(124)	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	40	40	40
Unrealized gains on investments, net of tax	-	(115)	-	-	-	-	(115)	(115)
Reclassification adjustments for realized gains & losses included in net income, net of tax	-	-	-	-	-	-	-	-

Total comprehensive income	-	-	-	-	-	-	-	$59

BALANCE AT NOVEMBER 30, 2007	$1,117	$(1,038)	$6,618	$19,317	$(12,290)	$300	$14,024

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Month Period Ended
	November 30, 2007	November 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$134	$850
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	897	718
Provision for losses on accounts receivable	(216)	(21)
Gain on sale of investments	-	(17)
Loss on disposal of assets	46	-
Minority interest in variable interest entity income	195	40
Changes in certain operating assets and liabilities:
Restricted cash	(114)	-
Accounts receivable	1,018	(433)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,053)	240
Inventory, net	640	182
Prepaid assets and other current assets	693	400
Other long-term assets	(48)	67
Accounts payable	(3,467)	(3,244)
Health and workers' compensation reserves	(217)	338
Accrued expenses and other current liabilities	36	284
Billings in excess of costs and estimated earnings on uncompleted contracts	579	715
Net Cash Provided by (Used in) Operating Activities	(1,877)	119

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(465)	(330)
Variable interest entity proceeds from sale of assets	430	-
Purchases of marketable securities	-	11
Net Cash Used in Investing Activities	(35)	(319)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under line of credit	(305)	4,395
Payments on long-term debt	(643)	(366)
Variable interest entity payments on long-term debt	(458)	(102)
Debt issuance costs	(113)	-
Payments from convertible debentures	(227)	(227)
Dividends on preferred stock	(124)	(124)
Proceeds from variable interest entity member contributions	70	85
Distributions to variable interest entity members	(265)	-
Net Cash Provided by (Used in) Financing Activities	(2,065)	3,661

Effect of exchange rate changes on cash	40	11

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(3,937)	3,472

CASH AND EQUIVALENTS
Beginning of Period	9,830	3,632

End of Period	$5,893	$7,104

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Month Period Ended
	November 30, 2007	November 30, 2006

SUPPLEMENTAL DISCLOSURES
Interest paid	$917	$561

Income taxes paid	$27	$9

Unrealized net gain on marketable equity securities	$-	$24

Non-cash investing and financing activities:
Issuance of preferred stock for debt extinguishment	$-	$6,618
Issuance of warrants in connection with loan refinancing	-	266
	$-	$6,884

Consolidation of Variable Interest Entity (Note 2)
Cash	$20	$23
Prepaid expenses and other current assets	-	5
Property, plant and equipment	6,144	6,773
Marketable equity securities	1,038	1,615
Other long-term assets	2	5
Total Assets	$7,204	$8,421

Line of credit	$2,200	$2,200
Current maturities of long-term debt	365	503
Accrued expenses	49	43
Other current liabilities	-	-
Long-term debt	4,239	4,937
Minority interest	351	738
Total Liabilities and Minority Interest	$7,204	$8,421

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2007 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”).  The accompanying unaudited consolidated financial statements have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The operating results for the three-month period ended November 30, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Nature of Business: Fortune Industries, Inc. is an Indiana corporation, originally incorporated in Delaware in 1988. The Company provides a variety of services and products for selected market segments, which are classified under five operating segments, Business Solutions, Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integration. As a holding company of various products and services, the Company has historically invested in businesses that are undervalued, underperforming, or in operations that are poised for significant growth. Management’s strategic focus is to support the revenue and earnings growth of its operations by creating synergies that can be leveraged to enhance the performance of the Company’s entities and by investing capital to fund expansion. Additionally, management continually seeks and evaluates strategic acquisitions that expand core offerings and drive incremental revenue and earnings growth.

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of Fortune Industries, Inc. and its wholly-owned subsidiaries, and a variable interest entity (“VIE”) as described in Note 2. Nor-Cote International, Inc. (“Nor-Cote”), a wholly-owned subsidiary, contains foreign subsidiaries from the United Kingdom, China, and Singapore, which have been eliminated in consolidation at the Nor-Cote subsidiary level. All significant inter-company accounts and transactions of the Company have been eliminated.

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

Index

Revenue and Cost Recognition: In the Business Solutions segment PSM, CSM, PEM, and ESG, and consolidated affiliates bill clients under Professional Services Agreement as licensed Professional Employer Organizations (collectively the “PEOs”), which includes each worksite employee’s gross wages, plus additional charges for employment related taxes, benefits, workers’ compensation insurance, administrative and record keeping, as well as safety, human resources, and regulatory compliance consultation. Most wages, taxes and insurance coverage are provided under the PEOs’ federal, state, and local or vendor identification numbers. No identification or recognition is given to the client when these monies are remitted or calculations are reported. Most calculations or amounts the PEOs owe the government and its employment insurance vendors are based on the experience levels and activity of the PEOs with no consideration to client detail. The PEOs bill the client their worksite employees’ gross wages plus an overall service fee that includes components of employment related taxes, employment benefits insurance, and administration of those items. The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to health, workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. Charges by the PEOs are invoiced along with each periodic payroll delivered to the client.

The PEOs report revenue in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The PEOs report revenue on a gross basis for the total amount billed to clients for service fees, which includes health and welfare benefit plan fees, workers’ compensation insurance, unemployment insurance fees, and employment-related taxes. The PEOs report revenue on a gross basis for such fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19.  The PEOs report revenue on a net basis for the amount billed to clients for worksite employee salaries and wages. This accounting policy of reporting revenue net as an agent versus gross as a principal has no effect on gross profit, operating income, or net income.

The PEOs account for their revenue using the accrual method of accounting. Under the accrual method of accounting, revenues are recognized in the period in which the worksite employee performs work. The PEOs accrue revenues for service fees, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. The PEOs accrue unbilled receivables for payroll taxes, service fees, health and welfare benefits plan fees, workers’ compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related service fees are billed.

Consistent with their revenue recognition policy, the PEOs, direct costs do not include the payroll cost of its worksite employees. The Company’s direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

In the Wireless Infrastructure segment, Fortune Wireless enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which Fortune Wireless agrees to do the work for units of work performed. Fortune Wireless also performs services on a cost-plus or time and material basis. Fortune Wireless completes most projects within twelve months. Fortune Wireless generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached or under the percentage of completion method as appropriate.  Cornerstone Construction recognizes revenue solely using the percentage of completion method on contracts in process. Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated cost of the contract. The estimated total cost of a contract is based upon management’s best estimate of the remaining costs that will be required to complete a project. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs and estimated earnings in excess of billings on uncompleted contracts are shown as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are shown as a current liability. Anticipated losses on contracts, if any, are recognized when they become evident.

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

Index

In the Ultraviolet Technologies segment, revenue from the sale of products at Nor-Cote is recognized according to the terms of the sales arrangement, which is generally upon shipment. Revenues are recognized, net of estimated costs of returns, allowances and sales incentives, when title and principal ownership transfers to the customer, which is generally when products are shipped to customers. Products are generally sold on open account under credit terms customary to the geographic region of distribution. Ongoing credit evaluations are performed on customers and Nor-Cote does not generally require collateral to secure accounts receivable.

In the Electronics Integration segment, revenue from the sale of products at Kingston and Commercial Solutions is recognized according to the terms of the sales arrangement, which is generally upon shipment. Revenue is recognized when title and principal ownership transfers to the customer, which is generally when products are shipped to customers. Products are generally sold on open account under credit terms customary to the geographic region of distribution. Ongoing credit evaluations are performed on customers and Kingston and Commercial Solutions do not generally require collateral to secure accounts receivable.

Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

Cash and Equivalents: Cash and equivalents may include money market fund shares, bank time deposits, certificates of deposits, and other instruments with original maturities of three months or less.

Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued as collateral under its health and accident benefit program, its workers compensation program, and certain general insurance coverage related to the Company’s Business Solutions segment. At November 30, 2007, the Company had $5,205 in total restricted cash.  Of this, $1,725 is restricted for employer contributions to various health and accident benefit programs established under third party actuarial analysis, $3,119 is restricted for various workers compensation programs in accordance with terms of insurance carrier agreements, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.

Marketable Securities: Marketable securities include common stocks classified as available for sale investments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair value based on current market quotations. Unrealized holding gains and losses, net of tax, are not included in "net income," but are accounted for as "other comprehensive income" and reflected as a separate component of the change in shareholders’ equity. The cost of securities used to compute realized gains and losses is based on specifically identified securities. The fair value of investment securities is determined by currently available market prices. Dividends on marketable equity securities are recognized in income when declared.  The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax asset or accumulated other comprehensive income.  There were no realized gains and losses for the three-month period ended November 30, 2007. For the three-month period ended November 30, 2006 there was $17 of realized gains from the sale of marketable securities.

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

Index

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

Stock-based Compensation: The Company accounts for stock-based compensation under the provisions of SFAS No. 123R, “Share-Based Payment” using the modified prospective method.  The Company recognizes compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards.

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

Income Taxes:  The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains, are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. The Company files separate United States, United Kingdom, Mexico, and Singapore income tax returns.

Research and Development Costs: Research and development costs are expensed as incurred and totaled $115 and $127 for the three month periods ended November 30, 2007 and 2006, respectively.  Research and development expense is recorded in the Company’s Ultraviolet Technologies segment.

Advertising Costs:  Adverting costs including marketing, advertising, publicity, promotion and other distribution costs are expensed as incurred and totaled $151 and $80 for the three months ended November 30, 2007 and 2006, respectively.

Index

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

Debt and equity issuances may have features, which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the case of preferred stock instruments.  No issuances have beneficial conversion terms during of the three months ended November 30, 2007 and 2006.

Self Insurance: The Company’s holding company and various subsidiaries have elected to act as a self-insurer for certain costs related to employee health programs. Costs resulting from non-insured losses are estimated and charged to income when incurred. The Company has purchased insurance which limits its annual exposure for individual claims to $70 and which limits its aggregate annual exposure to approximately $1,500.

The Company’s PSM subsidiary maintains a loss-sensitive worksite employees’ health and accident benefit program. Under the insurance policy, PSM’s self-funded liability is limited to $200 per employee, with an aggregate liability limit of approximately $13,600. The aggregate liability limits are adjusted annually, based on the number of participants.

Workers’ Compensation: The Company’s PSM and CSM subsidiaries maintain partially self-funded workers’ compensation insurance programs. Under the insurance policies established at each company, PSM and CSM’s deductible liability is limited to $250 per incident, with an aggregate liability limit of approximately $1,300.  Under the insurance policy established at ESG, the deductible liability is limited to $750 per incident, with no aggregate liability limit.

Reclassifications:  Certain amounts in the statement of cash flows have been reclassified to conform to fiscal 2008 presentation.

New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 was effective during our three-month period ending November 30, 2007.  The adoption of this statement did not have a material impact on our financial position or results of operations during the three-month period ending November 30, 2007.

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

FASB statement No. 160 “Noncontrolling Interest in Consolidated Financial Statements-an amendment of ARB No. 51” was issued December of 2007.  This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

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

Index

The Company leases a total of five facilities from a consolidated variable interest entity, a related-party referenced earlier whose primary purpose is to own and lease these properties to the Company. As of  November 30, 2007, the VIE had ownership of 384,500 shares of the Company’s stock and is wholly owned by the Company’s Chairman of the Board and its Chief Executive Officer.  The VIE does not have any other significant assets.  Although the Company does not have direct ownership interests in the VIE, it is considered the primary beneficiary as interpreted by FIN 46R due to implicit interests generated from personal guarantees from the Company’s majority shareholders on certain debt instruments and leasing arrangements of the VIE.

The real estate owned by the VIE consists of land, buildings and building improvements, which were subject to mortgages under which the lender has no recourse to the Company.  The non-cash consolidation of the assets and liabilities of the variable interest entity at November 30, 2007 and August 31, 2007 consisted of the following:

	November 30, 2007 (Unaudited)	August 31, 2007 (Audited)

Assets
Cash	$20	$79
Marketable equity securities	1,038	923
Prepaid expenses and other current assets	-	10
Property, plant and equipment	6,144	6,626
Other assets	2	3
	$7,204	$7,641

Liabilities and Members Equity
Accounts payable	$7	$-
Line of credit	2,200	2,200
Current maturities of long-term debt	365	503
Accrued expenses	42	143
Long-term debt, net of current maturities	4,239	4,559
	6,853	7,405

Members equity	351	236
	$7,204	$7,641

For the three month period ended November 30, 2007, the consolidation of the VIE included income of $195 comprised of $433 in rental income, offset by a $126 charge to interest expense, a $49 charge to depreciation expense, a $47 loss on disposal of property, plant, and equipment, and $16 in administrative and other miscellaneous expenses.  For the three month period ended November 30, 2006, the consolidation of the VIE included income of $40 comprised of $226 in rental income, offset by a $137 charge to interest expense, a $48 charge to depreciation expense, and $1 in administrative and other miscellaneous expenses.

NOTE 3 - ACQUISITIONS AND PRO FORMA RESULTS

Acquisitions

During the three month period ended November 30, 2007, the Company had no acquisitions.

Pro Forma Results

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the ESG and Precision acquisitions that were described in the Company’s prior periodic filings had been completed as of the beginning of the periods presented.  The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes.  No effect has been given to cost reductions or operating synergies in this presentation.  These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future.

Index

	Three Month Period Ended
	November 30, 2007 (Unaudited)	November 30, 2006 (Unaudited)

Net revenue	$43,757	$47,979

Operating income	$1,254	$1,767

Net income available to common shareholders	$10	$888

Basic income per common share	$0.00	$0.08

Diluted income per common share	$0.00	$0.07

NOTE 4 - ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Accounts receivable and contracts receivable are summarized as follows:

	November 30, 2007 (Unaudited)	August 31, 2007 (Audited)

Accounts receivable	$14,431	$17,572
Contracts receivable
Progress billing	5,915	4,576
Retainages	1,023	239
	21,369	22,387
Less allowance for doubtful accounts and sales returns	(1,014)	(1,230)

	$20,355	$21,157

Long-term accounts receivable	$770	$770

NOTE 5 – CONTRACTS IN PROGRESS

Information related to contracts in progress is summarized as follows:

	November 30, 2007 (Unaudited)	August 31, 2007 (Audited)

Costs incurred on uncompleted contracts	$16,405	$10,999
Estimated earnings recognized to date on uncompleted contracts	4,237	2,511
	20,642	13,510
Less billings on uncompleted contracts	(19,067)	(13,409)
	$1,575	$101

Index

The net amount is included in the accompanying consolidated balance sheets under the following captions:

	November 30, 2007 (Unaudited)	August 31, 2007 (Audited)

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,332	$1,279
Billings in excess of costs and estimated earnings on uncompleted contracts	1,757	1,178
	$1,575	$101

NOTE 6 – INVENTORY

Inventories are summarized as follows:

	November 30, 2007 (Unaudited)	August 31, 2007 (Audited)

Raw materials	$765	$691
Work-in-process	48	29
Finished goods	5,584	6,317
	6,397	7,037

Less inventory reserve	(381)	(381)
	$6,016	$6,656

Index

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including capital leases, are comprised of the following:

	November 30, 2007 (Unaudited)	August 31, 2007 (Audited)

Land and building	$8,970	$9,440
Machinery and equipment	7,024	6,926
Research equipment	368	270
Office equipment	5,753	5,616
Vehicles	3,367	3,299
Leasehold improvements	373	342
	25,855	25,893
Less accumulated depreciation	(14,115)	(13,655)
	$11,740	$12,238

The provision for depreciation amounted to $487, of which $206 is included in cost of revenues, and $556, of which $134 is included in cost of revenues, for the three-month periods ended November 30, 2007 and 2006, respectively.  Losses on disposal of assets totaling $46 was recorded for the three-month period ended November 30, 2007 related to various building, office equipment, and vehicle disposals.  There were no gains or losses on disposal of assets for the three-month period ended November 30, 2006.  A total of $6,144 net of $682 of accumulated depreciation and $6,773 net of $497 of accumulated depreciation is included in the property, plant and equipment at November 30, 2007 and 2006, respectively, related to a consolidated variable interest entity.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill, as recorded under SFAS 142 for the three month period ended November 30, 2007.

The total amount of goodwill that is deductible for tax purposes is $9,476 and $1,969 at November 30, 2007 and 2006, respectively.

Index

The following table sets forth the gross carrying amount and accumulated amortization of the Company's other intangible assets:

	November 30, 2007 (Unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (in years)

Customer relationships	$6,294	$1,351	$4,943	10
Non-compete	200	63	137	5
Non-compete	930	140	790	5
Non-compete	1,485	803	682	5
Total	8,909	2,357	6,552
Tradename (not subject to amortization)	590	-	590
Total	$9,499	$2,357	$7,142

	August 31, 2007 (Audited)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (in years)

Customer relationships	$6,294	$1,169	$5,124	10
Non-compete	200	58	142	5
Non-compete	930	93	837	5
Non-compete	1,485	729	757	5
Total	8,909	2,049	6,860
Tradename (not subject to amortization)	590	-	590
Total	$9,499	$2,049	$7,450

Intangible asset amortization expense is $410 and $162 for the three month periods ended November 30, 2007 and 2006, respectively, which includes $102 and $3 of amortization related to loan origination fees, respectively.

Amortization expense on intangible assets currently owned by the Company at November 30, 2007 for each of the next five fiscal years is as follows:

2008	$924
2009	1,158
2010	1,083
2011	986
2012	818
2013 and thereafter	2,173
Total	$7,142

Index

NOTE 9 - DEBT ARRANGEMENTS

The Company’s debt liabilities consisted of the following:

	November 30, 2007 (Unaudited)	August 31, 2007 (Audited)
Notes payable:

Revolving line of credit promissory note due August 31, 2008. Interest at LIBOR plus 2.0% or 1.75% upon achievement of certain financial performance criteria. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two majority shareholders (the Chairman of the Board and the CEO of the Company). The loan is further secured by certain marketable securities of the Company’s major shareholder, the Company’s Chairman of the Board.	$14,695	$15,000

Term loan due in monthly installments of $167 plus interest at LIBOR plus 2.0% or 1.75% upon achievement of certain financial performance criteria through maturity date, August 31, 2011. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two majority shareholders. The loan is further secured by certain marketable securities of the Company’s major shareholder.	17,587	18,167

Various term notes due in monthly installments of $14, including interest ranging from 4.9% to 9.03% through April 2010. The loans are secured by vehicles and equipment.	278	314

Convertible Term Note:

Convertible term note due in monthly installments of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan is guaranteed by the Company’s two majority shareholders.	5,450	5,678

Debt with majority shareholder:

Unsecured line of credit promissory note due December 1, 2010. Interest at the one-month LIBOR plus 3.0% with $8,000 available borrowings.	1,000	1,000

Term note due in monthly installments of $3 including interest at 4.0% through September 2008. The loan is secured by vehicles and equipment.	23	30

Variable Interest Entity

Revolving line of credit promissory note due February 29, 2008. Interest at LIBOR plus 1.6%. The loan is secured by real estate and personal guarantees of the Company’s two majority shareholders.	2,200	2,200

Various term loans due in monthly installments totaling $44 plus interest at ranges from LIBOR plus 1.5% to LIBOR plus 1.6%. The loans mature at dates ranging from February 2009 through April 2011. The notes are secured by real estate and personal guarantees of the Company’s two majority shareholders.	4,604	5,062

Capital leases:

Various notes due in monthly installments of $6 including interest at ranges from 2.3% to 11.6% through November 2010. The loans are secured by computers and equipment.	93	112
Total debt obligation	45,930	47,563
Less current maturities	(20,987)	(22,679)
Long-term portion of outstanding debt	$24,943	$24,884

Index

Fiscal year principal payments due on long-term debt outstanding (including convertible term note) at November 30, 2007 are approximately as follows:

2008	$20,987
2009	9,314
2010	2,539
2011	13,090
2012	-
2013 and thereafter	-
$45,930

Credit Facility Loan and Security Agreement

Effective August 31, 2006 and as amended by the “First Amendment to the Loan and Security Agreement” (the “Agreement”) on October 18, 2007, the Company entered into a $35,000 credit facility with Fifth Third Bank.  The credit facility replaced the parties' $25,000 credit facility, which expired on August 31, 2006. The facility includes a $20,000 term loan evidenced by a term loan note, which matures on August 31, 2011 and a $15,000 revolving loan evidenced by a revolving line of credit promissory note, which matures on August 31, 2008. Availability under the revolving loan is the lesser of $15,000 or the borrowing base amount, which is calculated monthly as a percentage of the Company's eligible assets. Interest is charged on the loans at LIBOR plus 2.0%, which may be reduced to LIBOR plus 1.75% if the Company meets certain performance criteria. The line of creditand the term loan aresecured by assets of the Company and are secured by personal guarantees of the Company’s two majorityshareholders (the Chairman of the Board of Directors and CEO).  Outstanding borrowings on this line of credit amounted to $14,695at November 30, 2007.  The Company had $305availability under the line of credit at November 30, 2007.

Covenant terms of the Company’s Agreement require the maintenance of certain ratios including debt (excluding subordinated debt) to EBITDA and fixed charge coverage.  Additionally, the Company must maintain tangible net worth requirements and one of the personal guarantors of the Agreement must meet certain liquidity tests.  The Company violated certain loan covenants during the second and third quarters of fiscal 2007.  However, the bank provided waivers for noncompliance in conjunction with the Agreement with respect to those dates.  The bank also amended certain covenants as of August 31, 2007 and through the respective maturity dates as stated in the Agreement.  The Company’s majorityshareholder is also required to maintain $20,000 of personal marketable securities in the bank’s custody until certain future EBITDA targets are met by the Company.

Under terms of the Agreement, the bank may call the loan if the Company is in violation of any restrictive covenants.  Due to the consolidation of the variable interest entity described in Note 2, at November 30, 2007and August 31, 2007, the Company was in breach of (a) the Minimum Shareholders’ Equity covenant requirement of $15,000 and (b) the Maximum Funded Debt/Total Capitalization Ratio covenant requirements.  The Company has not changed the long-term classification of its debt obligations to current liabilities as a result of alternative financing options available in the event the loan was called by the bank. The Company is currently in discussions with its bank to obtain a waiver related to these covenant violations.

Index

Convertible Term Note

On November 21, 2005, the Company issued a convertible term note (the “Note”) payable to an unrelated party, LaurusMaster Fund, Ltd. (“Laurus”), in the principal amount of $7,500.  The Note has a term of three years and is convertible into the Company’s common stock at an exercise price of $5.50 per share subject to certain adjustments contained in the Note.  Principal payments are payable monthly at $227 beginning March 1, 2006.  Interest is payable monthly in arrears beginning January 1, 2006 at prime plus 3.0% subject to a floor of 9.5%. This interest rate is subject to adjustments as later described and as fully set forth in the Note.  Additionally, the Company issued a warrant to Laurus (the “Laurus Warrant”) to purchase up to an aggregate of 272,727 shares of the Company's common stock.  The Company also issued a warrant (the “CB Capital Warrant”) exercisable for shares of the Company’s common stock to CB Capital Partners, Inc. (“CB Capital”), a financial advisor to purchase up to an aggregate of 13,636 shares of the Company’s common stock.  The Laurus and CB Capital warrants (collectively, “the Warrants”) have a term of five years and an exercise price of $6.60 per share. The Company used the proceeds from the offering of the Note and the Warrants for general working capital purposes.  The Note is unsecured by the Company, but guaranteed by the Company’s two majority shareholders.  The Company has registered the shares of common stock underlying the Note and Warrants.

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

If the above criteria are not met, the Company must pay that portion or all of the monthly principal payment in cash at a rate of 102% of the respective monthly amortization amounts.  The Company had the option to postpone payment of any 12 principal payments due.  As of November 30, 2007, the Company has postponed all 12 months of principal payments.  These deferred principal amounts shall be due and payable, at the Company’s option, on any subsequent payment date or on the maturity date of the Note.

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

Index

Laurus also has the option to convert all or a portion of the Note into shares of the Company’s common stock at any time, at an initial fixed conversion price of $5.50 per share, subject to limitations and adjustment as described below. The Note is currently convertible into 990,909shares of the Company’s common stock, excluding the conversion of any accrued interest. The conversion price is adjustable on a weighted average basis upon certain future issuances of securities by the Company at a price less than the conversion price then in effect. There are a number of limitations on Laurus’ ability to convert the Note and exercise the Laurus Warrant. These limitations include:

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

The Warrants were recorded at fair value and classified as a liability.  Any discount accretion is considered immaterial based on the Black-Scholes model.  The Company recorded $856 for debt issue costs, including $308 paid to affiliates of Laurus, $475 to CB Capital, and $73 for legal and professional fees. The debt issue costs are included in other assets in the accompanying consolidated balance sheet as of November 30, 2007.

NOTE 10- RETIREMENT PLAN

The Company maintains a profit-sharing plan that covers all employees who meet the eligibility requirements set forth in the plan. Company contributions are made at management’s discretion and are allocated based upon each participant’s eligible compensation.

The plan includes a 401(k) savings plan whereby employees can contribute and defer taxes on compensation contributed to the plan. The Company matches 25% up to 4% of an employee’s compensation.  The Company is not required to contribute to the plan but may make a discretionary contribution.

Index

NOTE 11 - INCOME TAXES

The reconciliation for 2008 and 2007 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income rate is as follows:

	November 30, 2007 (Unaudited)	August 31, 2007 (Audited)

Tax at U.S. Federal statutory rate	34.0%	34.0%
State and local taxes, net of federal benefit	5.6	5.6
Other	-	-
Change in valuation allowance	(39.6)	(39.6)
	0.0%	(0.0)%

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows:

	November 30, 2007 (Unaudited)	August 31, 2007 (Audited)
Current:
Federal	$206	$(1,652)
State	33	(273)
	239	(1,925)
Deferred:
Federal	(1)	(96)
State	2	(15)
	1	(111)
	2
Change in valuation allowance	(181)	2,193

Net income tax (benefit)	$59	$157

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

	November 30, 2007 (Unaudited)	August 31, 2007 (Audited)
Deferred Tax Assets:
Current:
Allowances for doubtful accounts and inventory	$551	$637
Accrued liabilities and other	1,492	1,494
Noncurrent:
Amortization of covenants	332	270
Depreciation	(221)	(246)
Net operating losses and other carryforwards	3,504	3,684
	5,658	5,839

Valuation allowance	(4,123)	(4,304)

	$1,535	$1,535

Index

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, at November 30, 2007, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative, management has determined that a $4,123 valuation allowance at November 30, 2007 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $181.  At November 30, 2007, the Company has federal net operating loss carryforwards of approximately $9,500, which expire between 2020 and 2023. The state tax operating loss carryforwards are approximately $12,000.  The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period.  The Company's capital loss carryforward is approximately $47, which expires during the fiscal year ending August 31, 2010 and 2012.  The Company also incurred net operating losses related to European operations that can be carried forward indefinitely.

NOTE 12– EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to one  million shares of common stock.  During the period ended November 30, 2007, norestricted share units were issued under this plan.

Warrants

At November 30, 2007, the Company had 5,000 warrants issued and outstanding that are each convertible into one share of common stock with an exercise price of $10.00 per share. The remaining contractual term on these warrants is through June 30, 2008.

NOTE 13- SHAREHOLDERS’ EQUITY

Common Stock

The following are the details of the Company's common stock as of November 30, 2007 and August 31, 2007:

	Number of Shares
	Authorized	Issued	Outstanding	Amount

Common stock, $0.10 par value	150,000,000	11,391,823	11,391,823	$1,117

There were no share issuances or retirements for the period ended November 30, 2007.

Preferred Stock

The following are the details of the Company's non-voting preferred stock as of November 30, 2007 and August 31, 2007:

	Number of Shares
	Authorized	Issued	Outstanding	Amount

Preferred stock, $0.10 par value	1,000,000	66,180	66,180	$6,618

On November 30, 2005, the Company issued 66,180 shares of $0.10 par value non-voting preferred stock to the Company’s majority shareholder as consideration for cancellation of certain debt obligations owed by the Company under a line of credit promissory note dated May 25, 2005. The shares are not convertible to common stock and have various restrictions pertaining to their transferability as they are not registered under the Securities Act of 1933.  The shares issued are single class and pay on a monthly basis an annual cash dividend of $7.50 per share. Dividends of $124were paid for the three monthsended November 30, 2007 and 2006, respectively.

Index

Treasury Stock

The Company’s related party consolidated variable interest entity described in Note 2 holds 384,500shares of the Company’s common stock at November 30, 2007.  The Company’s securities valued at $1,038as of November 30, 2007 are required to be recorded as treasury stock for purposes of the consolidation.

Temporary Equity

As described in Note 3, the Company and its two primary shareholders entered into an agreement in 2007 in which ESG sellers may put (put option) 217,143 shares issued at closing to the Company.  The Company recorded $814 related to the put option on the 217,143 shares as temporary equity, since the potential exercise of the put option is outside the Company’s control at November 30, 2007.

NOTE 14- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Significant components of accumulated other comprehensive income (loss) is as follows:

	Foreign Currency Adjustments	Unrealized Gains (Losses) on Securities	Reclassification of Realized Gains (Losses) included in Net Income	Accumulated Other Comprehensive Income

Balance at August 31, 2007	$259	$(41)	$42	$260

Period change	40	-	-	40

Balance at November30, 2007	$299	$(41)	$42	$300

The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax assets or accumulated other comprehensive income (loss).

Index

NOTE 15 - PER SHARE DATA

The following presents the computation of basic income per common share and diluted income per common share:

	Three Month Period Ended
	November 30, 2007 (Unaudited)	November 30, 2006 (Unaudited)

Net Income Available to Common Shareholders	$10	$726

Basic Income Per Common Share	$0.00	$0.07

Basic weighted average number of common shares outstanding	11,391,823	10,524,722

Diluted Income Per Common Share:	$0.00	$0.06

Diluted weighted average number of common shares outstanding	12,768,981	12,242,284

At November 30, 2007, diluted shares represent 990,909 shares obtainable through the Laurus convertible term note and 272,727 shares obtainable through the Laurus Warrant, 13,636 shares obtainable through the CB Capital Warrant, and 5,000 shares obtainable through warrants issued as stock compensation.

NOTE 16- OPERATING LEASE COMMITMENTS

Property Lease Commitments

Segment	Location(s)	Description
Corporate and various Wireless Infrastructure & Electronics Integration subsidiaries	Indianapolis, IN (1)	Corporate offices, various subsidiary offices and warehouse facilities

Wireless Infrastructure	Cleveland, OH, Kansas City, MO, Alpharetta, GA, Pensacola, FL, and Richmond, VA metropolitan areas (2); Ft. Wayne, IN (3)	Offices, warehouse facilities

Business Solutions	Richmond, IN (4); Indianapolis, IN (5); Brentwood, TN (6); Provo, UT (10); Tucson, AZ (12); Loveland, CO (11)	Offices

Transportation Infrastructure	Indianapolis, IN, Sedalia, MO, Knoxville, TN(7)	Offices, equipment yard, warehouse, storage

Ultraviolet Technologies	Crawfordsville, IN(8); United Kingdom, Singapore, Shenzhen, China and GuangDong, China(9)	Offices, warehouse and manufacturing facilities

(1)
The leases on these properties are with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two major shareholders.   The operating lease agreement provides for monthly base rent of $108 per month for office and warehouse facilities through February 2017, adjusted annually to fair market value. The agreement also includes a one-year renewal option. The lease is an “Absolute Triple Net Lease” which provides for the lessee to pay most expenses related to the building including repairs and maintenance, insurance, and property taxes.

Index

(2)
The Company maintains various operating lease agreements that provide for monthly base rents between $1 and $7that expire between January 31, 2008 and April 30, 2011 and may be adjusted annually to fair market value or to increases defined in the agreements. The agreements include various multi-year renewal options and the lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes.

(3)
The Company maintains a sublease obligation that provides for monthly base rent of $3 through December 31, 2010 and may be adjusted annually to fair market value or to increases defined in the agreement. The agreement includes a one year renewal option and the lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes.

(4)
The lease on this property is with the former Chief Operating Officer of the Company.  The operating lease agreement provides for monthly base rent of $4 through May 30, 2008, with nominal annual increases. The agreement also includes a one-year renewal option.

(5)
The Company maintains a sublease obligation that provides for monthly base rent of $5 through December 31, 2008 and may be adjusted annually to fair market value or to increases defined in the agreement. The lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes. There is no renewal option.

(6)
The Company maintains an operating lease agreement that provides for monthly base rent of $10through January 31, 2009. In addition to an escalating base monthly rent, the agreement requires the Company to pay any increase in operating costs, real estate taxes, or utilities over the base year.

(7)
The leases on these properties are with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two major shareholders.  The operating lease agreement provides for monthly base rent of $25 through April 30, 2014, adjusted annually to fair market value. The agreement also includes a one-year renewal option. The lease is an “Absolute Triple Net Lease” which provides for the lessee to pay most expenses related to the buildings including repairs and maintenance, insurance, and property taxes.

(8)
The leases on these properties are with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two major shareholders.  The operating lease agreement provides for monthly base rent of $7 through August 31, 2009, adjusted annually to fair market value. The Agreement also includes one renewal option.

(9)
The Company maintains various operating leases in the United Kingdom, Singapore and China providing for monthly base rent of approximately $10 with various expirations through 2015, which may be adjusted annually to fair market value or to increases defined in the agreement. The agreement includes a one-year renewal option and the lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes.

(10)
The Company maintains an operating lease agreement that provides for monthly base rent of $25 through January 31, 2011 and is increased 5% annually.  The lessee pays most expenses related to repairs, maintenance, property taxes, and insurance.  The lessor is required to carry minimalamounts of insurance.  The lease is with a limited liability company in which an employee is a member.

(11)
The Company maintains an operating lease agreement that provides for monthly base rent of $2 through January 31, 2009.  The lessee pays most expenses related to repairs, maintenance, property taxes, and insurance.  The lessor is required to carry minimal amounts of insurance.

(12)
  The Company maintains an operating lease agreement that provides for monthly base rent of $5 through January 31, 2010.  The lessee pays most expenses related to repairs, maintenance, property taxes, and insurance.  The lessor is required to carry minimal amounts of insurance.  The lease includes two three-year lease renewal options for a total of six years.

Rent expense under these agreements amounted to $654 for the three months ending November 30, 2007.

Index

Equipment

The Company leases a fleet of trucks and trailers, support vehicles and specialty construction equipment.  As of November 30, 2007, the Company had approximately 300 units of rolling-stock fleet. Lease expense under these agreements amounted to approximately $70 for the three months ending November 30, 2007 and leases expire in various years through 2010. Most operating leases provide for a one-year term per vehicle with an option to purchase or continue leasing on a month-to-month basis.

Future minimum commitments under these agreements at November 30, 2007 are approximately as follows:

	Facilities	Vehicles and Equipment
2008	$1,616	$481
2009	1,955	42
2010	1,778	10
2011	1,736	1
2012	1,664	-
2013 and thereafter	6,433	-

	$15,182	$534

NOTE 17 - RELATED PARTY TRANSACTIONS

The following is a summary of related party amounts included in the consolidated financial statements at November 30, 2007 and 2006, respectively:

	November 30, 2007 (Unaudited)	August 31, 2007 (Audited)
Assets:
Note receivable from subsidiary employee	$300	$300

Liabilities:
Long-term line of credit	(1,000)	(1,000)
Installment notes payable	(23)	(30)

Net assets (liabilities)	$(723)	$(730)

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

The long-term line of credit represents a loan from the Company’s major shareholder and matures on December1, 2010.  See Note 9for further details.

The installment notes payable represents loans for equipment and vehicle purchases by the Company’s majority shareholder.  The loans are secured by the respective assets acquired and expire no later than August 31, 2008.  Interest expense is immaterial.  See Note 10 for further details.

Index

The following is a summary of related party amounts included in the consolidated statements of operations for the three monthsending November 30, 2007 and 2006, respectively:

	November 30, 2007 (Unaudited)	November 30, 2006 (Unaudited)
Revenues:
Electronics Integration (1)	$-	$3
Total	-	3

Expenses:
Wireless Infrastructure (2) (3) (4)	223	244
Business Solutions (5)	87	12
Transportation Infrastructure (6)	117	86
Ultraviolet Technologies (7)	21	21
Electronics Integration (2)	45	128
Holding Company (8) (9)	245	55
Total	738	546

(1)	During the three months ending November 30, 2006,,the Company’s TTCsubsidiary performed $3 worth of services for businesses owned by the Company’s two majority shareholders.
(2)
The Company maintains an operating lease agreement for the rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders.  A majority of the Company’s subsidiaries maintain offices and or warehouse space in the facility. The lease agreement includes a ten-year term with one option to extend the lease term for a one-year period. The agreement provides for a monthly base rent of $108per month. The base rent shall be adjusted annually to fair market value. In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $255 and $359were recognized for the three monthsended November 30, 2007and 2006, respectively.

(3)
The Company maintains a debt obligation to its majority shareholder for the purchase of vehicles and equipment. The loans are secured by the assets and pay interest at 6%.  Interest expense of $1 was recognized for the three months ending November 30, 2007and 2006, respectively.

(4)
The Company’s Fortune Wireless subsidiary maintains an operating lease agreement for rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders. The operating lease agreement provides for monthly base rent of $4 through April 30, 2011, adjusted annually to fair market value. The agreement also includes a one-year renewal option. Rent andrelated expenses of $12wasrecognized for the three months ending November 30, 2007 and 2006, respectively.

(5)
The Company’s PSM subsidiary holds a lease for an office building in Richmond, IN from a former Chief Operating Officerof the Company. The lease is for a period of five years and expires in May 2008. The agreement provides for base rent of $4 per month with nominal annual increases.  Rent and related expense of $12 wasrecognized for the three monthsending November30, 2007and 2006, respectively.  The Company’s ESG subsidiary entered into a lease agreement for an office building in Provo, Utah which is leased from a limited liability company in which an employee is a member of the limited liability company.  The lease is due to expire January 31, 2011.  Rent and related expense of $75 and $0was recognized for the three months ending November 30, 2007and 2006, respectively.

(6)
The Company’s JH Drew subsidiary maintains an operating lease agreement for rental of three buildings located in Indiana, Tennessee and Missouri with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majorityshareholders. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period and provides for base rent of $25per month. The base rent shall be adjusted annually to fair market value. In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $117and $86were recognized for the three monthsending November 30, 2007and 2006, respectively.

(7)
The Company’s Nor-Cote subsidiary maintains an operating lease agreement for rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two major shareholders.  The agreement provides for monthly base rent of $7 and expires in August 2009. The base rent shall be adjusted annually to fair market value. The Agreement also includes one renewal option, which allows the Company to extend the lease term for an additional year.  Rent and related expenses of $21were recognized for the three months ending November 30, 2007 and 2006, respectively.

Index

(8)
The Company maintains an operating lease agreement for the rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders.  The lease agreement includes a ten-year term with one option to extend the lease term for a one-year period. The agreement provides for a monthly base rent of $63 per month. The base rent shall be adjusted annually to fair market value. In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $227 and $43were recognized for the three months ending November 30, 2007and 2006, respectively.

(9)
As described in Note 14, the Company entered into various unsecured line of credit agreements with its major shareholder. Interest expense booked on these agreements amounted to $18 and $12 for the three monthsending November30, 2007and 2006, respectively.

Other Related Party Transactions

The Company’s majorityshareholders have entered into various put/call option agreements (“option agreements”) with the Company’s common stock over the last five years.  Option agreements with these shareholders are included in the acquisitions of Nor-Cote, PSM, CSM, and PEM ..  The put/ call options range in price from $1 to $10.33 per common share.  During the three months ending November 30, 2007, the majority shareholders did not acquire any shares of the Company’s common stock related to option agreements with shareholders.

Guaranties

A significant portion of the Company’s debt and surety bonds are personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer.  Future changes to these guaranties would affect financing capacity of the Company.

NOTE 18- SIGNIFICANT ESTIMATES

Significant estimates have been made by management with respect to the realizability of the Company’s deferred tax assets. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term. The net decrease in the valuation allowance for deferred income tax assets was $181and $61 at November 30, 2007and 2006, respectively.The valuation allowance relates primarily to net operating loss carry forwards, tax credit carry forwards, and net deductible temporary differences. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company’s earnings history and the Company’s near-term earnings expectations. At November 30, 2007, management believes it is more likely than not that the majority of net deferred income tax assets will not be realized.

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

Certain portions of the Company’s business (including, but not limited to the Wireless Infrastructure and Transportation Infrastructure Segments) recognize revenues using the percentage-of-completion method of accounting.  This accounting method results in the Company recognizing contract revenues and earnings ratably over the contract term in proportion to its incurrence of contract cost.  The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability that require considerable judgment. If in any period the Company significantly increases its estimate of the total costs to complete a given project, the Company may recognize very little or no additional revenues with respect to that project.  If the total contract cost estimates indicate that there is a loss, such loss is recognized in the period such determination is made.  To the extent that the Company’s cost estimates fluctuate over time or differ from actual costs, its operating results may be materially affected.  As a result, the Company’s gross profit in future periods may be significantly reduced or eliminated.

Index

NOTE 19- CONCENTRATION OF CREDIT RISK

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

NOTE 20- COMMITMENTS AND CONTINGENCIES

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

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to the Company’s vendors under health insurance and workers compensation contracts and to guarantee performance under the Company’s contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. The Company does not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of November 30, 2007, the Company had approximately $5.2million in restricted cash primarily to secure obligations under its PEO contracts in the Business Solutions segment.

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

Index

NOTE 21 - SEGMENT INFORMATION

The Company’s reportable business segments are organized in a manner that reflects how management reviews and evaluates those business activities.  Certain businesses have been grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics.
The segments are organized as follows:

Segment & Entity	Business Activity

Business Solutions
Professional Staff Management, Inc. and subsidiaries; CSM, Inc. and subsidiaries and related entities; Employer Solutions Group, Inc.and related entities; Precision Employee Management, LLC	Provider of outsourced human resource services

Wireless Infrastructure
Fortune Wireless, Inc.; Magtech Services, Inc.; Cornerstone Wireless Construction Services, Inc.; James Westbrook & Associates, LLC	Provider turnkey development services for the deployment of wireless networks

Transportation Infrastructure
JamesH. Drew Corp. and subsidiaries	Installer of fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel

Ultraviolet Technologies
Nor-Cote International, Inc. and subsidiaries	Manufacturer of UV curable screen printing ink products

Electronics Integration
Kingston Sales Corporation; Commercial Solutions, Inc.; Telecom Technology, Corp.	Distributor and installer of home and commercial electronics

Variable Interest Entity
Fortune Fisbeck Development, LLC	Land, buildings and building improvements that are utilized solely by the Company

The following tables report data by segment and exclude revenues from transactions with other operating segments:

	Business Solutions (1)	Wireless Infrastructure	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
3-Months Ended November 30, 2007
Revenue	$20,369	$5,527	$11,580	$3,266	$3,013	$43,755
Cost of revenue	16,255	3,841	10,258	1,882	2,611	34,847
Gross profit	4,114	1,686	1,322	1,384	402	8,908
Operating expenses
Selling, general and administrative	3,386	1,080	815	1,301	425	7,007
Depreciation and amortization	353	41	4	70	14	482
Impairment	-		-	-		-
Total operating expenses	3,739	1,121	819	1,371	439	7,489

Segment operating income (loss)	$375	$565	$503	$13	$(37)	$1,419

Index

	Holding Company	Consolidated VIE	VIE Elimination	Segment Totals
3-months ended November 30, 2007
Revenue	$-	$433	$(431)	$43,757
Cost of revenue	-	-	-	34,847
Gross profit	-	433	(431)	8,910
Operating expenses
Selling, general and administrative	372	17	(431)	6,965
Depreciation and amortization	160	49	-	691
Impairment	-	-	-	-
Total operating expenses	532	66	(431)	7,656

Segment operating income (loss)	$(532)	$367	$-	$1,254

(1) Gross billings of $155,114 less worksite employee payroll costs of $134,745.

	Business Solutions (1)	Wireless Infrastructure	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
3-Months Ended November 30, 2006
Revenue	$11,630	$8,996	$12,747	$3,049	$4,257	$40,679
Cost of revenue	9,181	6,532	11,243	1,723	3,231	31,910
Gross profit	2,449	2,464	1,504	1,326	1,026	8,769
Operating expenses
Selling, general and administrative	1,569	1,802	773	1,134	666	5,944
Depreciation and amortization	142	115	138	109	23	527
Total operating expenses	1,711	1,917	911	1,243	689	6,471

Segment operating income (loss)	$738	$547	$593	$83	$337	$2,298

	Holding Company	Consolidated VIE	VIE Elimination	Segment Totals
3-Months Ended November 30, 2006
Revenue	$-	$226	$(221)	$40,684
Cost of revenue	-	-	-	31,910
Gross profit	-	226	(221)	8,774
Operating expenses
Selling, general and administrative	708	-	(221)	6,431
Depreciation and amortization	142	49	-	718
Total operating expenses	850	49	(221)	7,149

Segment operating income (loss)	$(850)	$177	$-	$1,625

(1) Gross billings of $82,916 less worksite employee payroll costs of $71,286.
(2) Beginning in fiscal year 2008, the Company began allocating selling, general, and administrative expenses to the segments. The effect of this change in period ending November 30, 2006 would be $674 of unallocated selling, general and administrative expenses.

Index

	Business Solutions	Wireless Infrastructure	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
As of November 30, 2007 (unaudited)
Current Assets
Cash and equivalents	$6,262	$(1,236)	$383	$430	$(83)	$5,756
Restricted cash	5,205	-	-	-	-	5,205
Marketable equity securities	-	-	-	-	-	-
Accounts receivable, net	2,776	6,996	8,346	1,874	1,635	21,627
Costs and estimated earnings in excess of billings on uncompleted contracts	-	1,396	1,936	-	-	3,332
Inventory, net	7	78	3,124	1,825	982	6,016
Deferred tax asset	922	-	613	-	-	1,535
Prepaid expenses and other current assets	629	715	413	215	127	2,099
Total Current Assets	15,801	7,949	14,815	4,344	2,661	45,570

Other Assets
Property, plant & equipment, net	633	729	1,605	1,961	144	5,072
Accounts receivable - long term	-	-	1,038	-	-	1,038
Goodwill	12,338	-	152	4,695	1,276	18,461
Other intangible assets, net	6,602	-	-	540	-	7,142
Other long term assets	13	-	-	91	2	106
Total Other Assets	19,586	729	2,527	7,287	1,422	31,551

Total Assets	$35,387	$8,678	$17,342	$11,631	$4,083	$77,121

	Holding Company	Consolidated VIE	Segment Totals
As of November 30, 2007 (continued, unaudited)
Current Assets
Cash and equivalents	$117	$20	$5,893
Restricted cash	-	-	5,205
Marketable equity securities	-	-	-
Accounts receivable, net	(1,272)	-	20,355

Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	3,332
Inventory, net	-	-	6,016
Deferred tax asset	-	-	1,535
Prepaid expenses and other current assets	39	(7)	2,147
Total Current Assets	(1,116)	13	44,483

Other Assets
Property, plant & equipment, net	524	6,144	11,740
Accounts receivable - long term	-	-	770
Goodwill	-	-	18,461
Other intangible assets, net	-	-	7,142
Other long term assets	999	2	1,107
Total Other Assets	1,523	6,146	39,220

Total Assets	$425	$6,159	$83,703

Index

	Business Solutions	Wireless Infrastructure	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
As of August 31, 2007 (audited)
Current Assets
Cash and equivalents	$9,104	$(134)	$498	$519	$(77)	$9,910
Restricted cash	5,091	-	-	-	-	5,091
Accounts receivable, net	3,330	5,193	9,913	1,856	1,614	21,906
Costs and estimated earnings in excess of billings on uncompleted contracts	-	560	719	-	-	1,279
Inventory, net	9	78	3,339	1,759	1,471	6,656
Deferred tax asset	922	-	613	-	-	1,535
Prepaid expenses and other current assets	731	713	399	232	238	2,313
Total Current Assets	19,187	6,410	15,481	4,366	3,246	48,690

Other Assets
Property, plant & equipment, net	636	790	1,614	1,869	139	5,048
Accounts receivable - long term	-	-	770	-	-	770
Goodwill	12,338	-	152	4,695	1,276	18,461
Other intangible assets, net	6,888	-	-	562	-	7,450
Other long term assets	38	-	-	15	4	57
Total Other Assets	19,900	790	2,536	7,141	1,419	31,786

Total Assets	$39,087	$7,200	$18,017	$11,507	$4,665	$80,476

	Holding Company	Consolidated VIE	Segment Totals
As of August 31, 2007 (continued, audited)
Current Assets
Cash and equivalents	$(159)	$79	$9,830
Restricted cash	-	-	5,091
Accounts receivable, net	(749)	-	21,157
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	1,279
Inventory, net	-	-	6,656
Deferred tax asset	-	-	1,535
Prepaid expenses and other current assets	517	10	2,840
Total Current Assets	(391)	89	48,388

Other Assets
Property, plant & equipment, net	564	6,626	12,238
Accounts receivable - long term	-	-	770
Goodwill	-	-	18,461
Other intangible assets, net	-	-	7,450
Other long term assets	988	3	1,048
Total Other Assets	1,552	6,629	39,967

Total Assets	$1,161	$6,718	$88,355

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

Actual events and results involve risks and uncertainties and may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors.  Factors that might cause or contribute to such differences, include, but are not limited to, the risks and uncertainties that are discussed under the heading “Risk Factors” disclosed within Form 10-K for the year ended August 31, 2007.  Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission.

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

Business Solutions Segment

The Business Solutions segment provides full-service human resource services through PEO relationships.  Business Solutions services are performed by Professional Staff Management, Inc. and its affiliated entities (“PSM”), CSM, Inc. and its affiliated entities (“CSM”), Employer Solutions Group, Inc.. and its affiliated entities (“ESG”) and Precision Employee Management, LLC (“Precision”) and its affiliated entities.  PSM was acquired in October 2003, CSM was acquired in April 2005, Precision was acquired in February 2007 and ESG was acquired effective as of March 1, 2007.  Our PEOs provide services typically managed by a company’s internal human resources and accounting departments, including payroll and tax processing and management, worker’s compensation and risk management, benefits administration, unemployment administration, human resource compliance services, 401k and retirement plan administration and employee assessments.  Clients represent a wide variety of industries from healthcare, professional services, manufacturing logistics, telemarketing to blue-collar services. Combined, these organizations provide co-employment services to approximately 17,200 employees in 44 states.

Wireless Infrastructure Segment

We have invested in wireless infrastructure businesses since July 2001, and have completed six acquisitions primarily related to infrastructure products and service offerings related to the development, marketing, management, maintenance and upgrading of wireless telecommunications sites.  While services are still offered under certain subsidiaries, in November 2005 we began marketing the consolidated services of these subsidiaries under the Fortune Wireless name brand to promote our ‘turn-key’ service offerings whereby we assist with multiple areas of wireless infrastructure under integrated contracting arrangements.  Turn-key services include site acquisition, engineering, architecture and design, and construction/technical services.

Index

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

Construction/Technical Services

Construction services are performed for the telecommunications industry, primarily consisting of developing and upgrading wireless networks for wireless carriers. Services include: program and construction management; electrical, foundation, and tower installations; and antennae and line installations.  Technical  services are performed for wireless equipment manufacturers and service providers including switch and radio base station engineering.  Services include site, survey, delivery, installation and integration for the implementation of end user equipment offered by a wide range of wireless equipment manufacturers

We reduced the size and scope of our Wireless Infrastructure segment during the fiscal year ended August 31, 2007.  Some of the effects of these reductions will not become apparent until the year ending August 31, 2008.  Most of these reductions occurred in our wireless construction and wireless technical services businesses.  We deliberately reduced the size and scope of these businesses due to the large losses incurred by these businesses.  The losses were incurred primarily due to our inability to efficiently match our number of employees with the construction and technical services workload.  We did not receive the anticipated number of jobs and the jobs that we did receive were often delayed or cancelled.  After downsizing our wireless construction business, we transferred control of the remaining business to the Transportation Infrastructure segment effective July 1, 2007.  Similarly, after downsizing our wireless technical services business, we transferred control of the remaining business to the Transportation Infrastructure segment effective November 1, 2007.  We made these transfers because the management of our Transportation Infrastructure segment has substantial expertise in managing construction projects.  We believe this expertise will allow them to exercise better control of the wireless construction and wireless technical services businesses.  Remaining under the control of  the Wireless Infrastructure segment are the engineering, architecture and design business and the site acquisition business.  These businesses have performed successfully and we believe they will continue to grow in the future.

Subsidiaries operating in the Wireless Infrastructure segment include Fortune Wireless, Inc. (“Fortune Wireless”), Magtech Services, Inc. (“Magtech”), Cornerstone Wireless Construction Services, Inc. (“Cornerstone Construction”) and James Westbrook & Associates, LLC (“JWA”).

Transportation Infrastructure Segment

The Transportation Infrastructure segment assists customers with the development, maintenance and upgrading of transportation infrastructure and commercial construction projects.  Transportation infrastructure products and services are performed by the James H. Drew Corp. and its subsidiaries (JH Drew).  JH Drew was acquired in April 2004 and has been operating for over fifty years servicing contractors and state departments of transportation throughout the Midwestern United States.  JH Drew is a leading specialty contractor in the field of transportation infrastructure, including guardrail, electrical components, and the fabrication and installation of structural steel for commercial buildings.

Ultraviolet Technologies Segment

Index

The Ultraviolet (UV) Technologies segment manufactures UV curable screen printing inks.  UV Technologies products are manufactured by Nor-Cote International, Inc. and its subsidiaries (Nor-Cote), which we acquired in July 2003. These ink products are printed on many types of plastic, metals and other substrates that are compatible with the UV curing process. Typical applications are plastic sheets, point-of-purchase (POP) signage, banners, decals, cell phones, bottles and containers, CD and DVD, rotary-screen printed labels, and membrane switch overlays for conductive ink. Nor-Cote has operating facilities in the United States, United Kingdom, China, Singapore and Mexico, with worldwide distributors located in South Africa, Australia, Canada, China, Colombia, Hong Kong, India, Indonesia, Italy, Japan, Korea, Mexico, New Zealand, Poland, Spain, Taiwan, Thailand and the United States.

Electronics Integration Segment

The Electronics Integration segment sells and installs a variety of electronic products and equipment, including video, sound and security products.  Subsidiaries include Kingston Sales Corporation (Kingston), Commercial Solutions, Inc. (Commercial Solutions) and Telecom Technology Corp. (TTC) d/b/a Audio-Video Revolution, Inc. (AVR).

Kingston and Commercial Solutions are distributors for prominent national companies in the electronic, sound, security, and video markets. Customers include businesses in the hospitality, healthcare, education, transportation and retail industries.  Product offerings include the latest technology in HDTV displays, including LCD’s and plasma televisions, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems.  The Electronics Integration segment also includes mobile audio products for the RV and marine industry as well as telecommunications products for commercial and residential applications.   Kingston was acquired in July 2002.  Commercial Solutions began operations in December 2003.

TTC  provides a wide range of design, engineering and installation of residential, commercial, and retail audio and video systems including video-conferencing, digital signage, touch panel control systems, board-room, home-theater, surround sound audio and security and CCTV systems, as well as design, engineering and installation of structured cabling systems, digital satellite television and wireless and network high speed (broadband) internet.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies, which are in compliance with accounting principles generally accepted in the United States, require application of methodologies, estimates and judgments that have a significant impact on the results reported in the Company’s financial statements.  Those policies that, in the belief of management, are critical and require the use of complex judgment in their application, are disclosed on the Company’s Form 10-K for the year ended August 31, 2007.  Since August 31, 2007, there have been no material changes to the Company’s critical accounting policies.

RESULTS OF OPERATIONS:  COMPARISON OF THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2007 AND NOVEMBER 30, 2006

Executive Overview of Financial Results

Results of operations for the three-month period ended November 30, 2007 and 2006 are as follows:

	Revenue for the 3-months ended November 30,		Operating income for the 3-months ended November 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Business Solutions	$20,369	$11,630	$375	$738
Wireless Infrastructure	5,527	8,996	565	547
Transportation Infrastructure	11,580	12,747	503	593
Ultraviolet Technologies	3,266	3,049	13	83
Electronics Integration	3,013	4,257	(37)	337
Holding Company	-	-	(532)	(850)
Variable Interest Entity	433	226	367	177
Variable Interest Entity Elimination	(431)	(221)	-	-
Segment Totals	$43,757	$40,684	$1,254	$1,625

Net Income Available to Common Shareholders			$10	$726

Index

Net income available to common stock shareholders was $.01 million or ($0.00) per diluted share on revenue of $43.757 million for the three month period ended November 30, 2007 compared with net income available to common stock shareholders of $0.726 million or $0.06 per diluted share on revenue of $40.684 million for the three month period ended November 30, 2006.  This represents an 8% increase in revenue and a 99% percent decrease in net income.

The following factors primarily contributed to the increase in revenue for the three-month period ended November 30, 2007:

•	Organic growth and the acquisitions of Precision on February 1, 2007 and ESG on March 1, 2007 within the Business Solutions segment; offset by
•
The completion of several long-term contracts within the Transportation Infrastructure segment, reduced volumes of work associated with the Wireless Infrastructure operational changes enacted at February 28, 2007, and a decrease in Electronics Integration revenue due primarily to a lower volume of sales of television products.

The following factors primarily contributed to the decrease in net income available to common stock shareholders for the three-month period ended November 30, 2007:

•	Decrease in gross profit in the Business Solutions segment due to higher claims expense in the Company’s health and workers compensation insurance programs;
•	Reduced volume of work within the Transportation Infrastructure segment;
•	Reduced volume of sales within the Electronics Integration segment; and
•	Increased interest expense due primarily to increased borrowings related to financing of the Precision and ESG acquisitions.

Results by segment are described in further detail as follows:

Business Solutions

Business Solutions segment operating results for three-month period ended November 30, 2007 and 2006 are as follows:

	Three Month Period Ended
	November 30, 2007		November 30, 2006
	(Dollars in thousands)
Revenues	$20,369	100%	$11,630	100%
Cost of revenues	16,255	79.8%	9,181	78.9%
Gross profit	4,114	20.2%	2,449	21.1%

Operating expenses
Selling, general and administrative	3,356	15.3%	1,569	13.5%
Depreciation and amortization	353	1.7%	142	1.2%
Total operating expenses	3,739	17.0%	1,711	14.7%

Segment operating income	$375	3.2%	$738	6.3%

Revenue

Revenue for the three-month period ended November 30, 2007 was $20.369 million, compared to $11.630 million for the three-month period ended November 30, 2006, an increase of $8.739 million or 75.1%.  Revenue increased primarily due to organic growth and the acquisitions of ESG and Precision.  As such, administrative fees, workers compensation premiums, employee benefit premiums and income taxes collected have increased.

Gross Profit

Gross profit for the three-month period ended November 30, 2007 was $4.114 million, representing 20% of revenue, compared to $2.449 million, representing 21% of revenue for the three month period ended November 30, 2006, an increase of $1.665 million or 68%.  Gross profit increased due to the acquisitions of ESG and Precision.  Gross profit as a percentage of revenue decreased as a result of higher workers compensation claims.  The Company’s self-funded liability within certain of these programs is limited to $180 in health insurance and $250 or $750 in workers compensation insurance.

Index

Operating Income

Operating income for the three-month period, ended November 30, 2007 was $0.375 million, compared to $0.738 million for the three-month period ended November 30, 2006, a decrease of $0.363 million or 49%.  Operating income decreased due to the decrease in gross profits discussed above.  Operating expenses increased due to the acquisitions of ESG and Precision.

Wireless Infrastructure

Wireless Infrastructure segment operating results for the three-month period ended November 30, 2007 and 2006 are as follows:

	Three Month Period Ended
	November 30, 2007		November 30, 2006
	(Dollars in thousands)
Revenue	$5,527	100%	$8,996	100%
Cost of revenue	3,841	69.5%	6,532	72.6%
Gross profit	1,686	30.5%	2,464	27.4%

Operating expenses
Selling, general and administrative	1,080	16.3%	1,802	20.0%
Depreciation and amortization	41	0.7%	115	1.3%
Total operating expenses	1,121	17.1%	1,914	21.3%

Segment operating income	$565	13.4%	$547	6.1%

Revenue

Revenue for the three-month period ended November 30, 2007 was $5.527 million compared to $8.996 million for the three-month period ended November 30, 2006, a decrease of $3.469 million or 38.6%.  The decrease in revenues is primarily due mainly to the decline and/or suspension of capital budgets for some of our major clients, the acquisitions and mergers in the industry and our decision to downsize our operations.

Gross Profit

Gross profit for the three-month period ended November 30, 2007 was $1.686 million, representing 31% of revenue, compared to $2.464 million representing 27% of revenue for the three month period ended November 30, 2006, a decrease of $0.778 million or 32%.  Gross profit for the three-month period ended November 30, 2007 decreased as a result of decreased revenue.  Gross profit as a percentage of revenue increased for the three-month period ended November 30, 2007 as a result of aligning the asset and labor base in line with market conditions, thereby reducing the cost of revenue relative to overall revenue.

Operating Income

Operating income for the three-month period, ended November 30, 2007 was $0.565 million, compared to $0.547 million for the three-month period ended November 30, 2006, an increase of $0.018 million or 3%. Operating income increased for the three-month period ended November 30, 2007 resulting from initiated management team changes, aligning asset and labor base in line with market conditions, and evaluating and adjusting ongoing customer contract negotiations and purchasing procedures.

Index

Transportation Infrastructure

Transportation Infrastructure segment operating results for the three month period ended November 30, 2007 and 2006 are as follows:

	Three Month Period Ended
	November 30, 2007		November 30, 2006
	(Dollars in thousands)
Revenue	$11,580	100%	$12,747	100%
Cost of revenue	10,258	88.6%	11,243	88.2%
Gross profit	1,322	11.4%	1,504	11.8%

Operating expenses
Selling, general and administrative	815	6.5%	773	6.1%
Depreciation and amortization	4	0.1%	138	1.1%
Total operating expenses	819	6.6%	911	7.1%

Segment operating income	$503	4.8%	$593	4.7%

Revenue

Revenue for the three-month period ended November 30, 2007 was $11.580 million compared to $12.747 million for the three-month period ended November 30, 2006, a decrease of $1.167 million or 9%. Revenue decreased primarily due to the completion of several long-term contracts within the Transportation Infrastructure segment.

Gross Profit

Gross profit for the three-month period ended November 30, 2007 was $1.322 million, representing 11% of revenue, compared to $1.504 million representing 12% of revenue for the three month period ended November 30, 2006, a decrease of $0.182 million or 12%. Gross profit decreased primarily due to the revenue decrease discussed above.  Gross profit as a percentage of revenue did not change significantly.

Operating Income

Operating income for the three-month period ended November 30, 2007 was $0.503 million, compared to $0.593 million for the three-month period ended November 30, 2006, a decrease of $0.090 million or 15%. Operating income decreased slightly due  to the gross profit decrease discussed above.

Ultraviolet Technologies

Ultraviolet Technologies segment operating results for the three-month period ended November 30, 2007 and 2006 are as follows:

	Three Month Period Ended
	November 30, 2007		November 30, 2006
	(Dollars in thousands)
Revenue	$3,266	100%	$3,049	100%
Cost of revenue	1,882	57.6%	1,723	56.5%
Gross profit	1,384	42.4%	1,326	43.5%

Operating expenses
Selling, general and administrative	1,301	38.7%	1,134	37.2%
Depreciation and amortization	70	2.1%	109	3.6%
Total operating expenses	1,371	40.8%	1,243	40.8%

Segment operating income	$13	1.6%	$83	2.7%

Index

Revenue

Revenue for the three-month period ended November 30, 2007 were $3.266 million compared to $3.049 million for the three-month period ended November 30, 2006, an increase of $0.217 million or 7.1%. Revenue increased primarily due to increased domestic sales of CD/DVD inks and toll manufactured products, as well as increased sales of nameplate inks in Asia, offset by a decrease in POP/Decal inks.

Gross Profit

Gross profit for the three-month period ended November 30, 2007 was $1.384 million representing 42% of revenue, compared to $1.326 million representing 44% of revenue for the three month period ended November 30, 2006, an increase of $0.058 or 4%.  Gross profit did not change significantly for the three month period ended November 30, 2007.

Operating Income

Operating income for the three-month period ended November 30, 2007 was $0.013 million, compared to $0.083 million for the three-month period ended November 30, 2006, a decrease of $0.070 million or 84%. Operating income decreased primarily due to an increase in personnel and related costs.

Electronics Integration

Electronics Integration segment operating results for the three month period ended November 30, 2007 and 2006 are as follows:

	Three Month Period Ended
	November 30, 2007		November 30, 2006
	(Dollars in thousands)
Revenue	$3,013	100%	$4,257	100%
Cost of revenue	2,611	86.7%	3,231	75.9%
Gross profit	402	13.3%	1,026	24.1%

Operating expenses
Selling, general and administrative	425	12.9%	666	15.6%
Depreciation and amortization	14	0.1%	23	0.5%
Total operating expenses	439	13.4%	689	16.2%

Segment operating income (loss)	$(37)	(0.1%)	$337	7.9%

Revenue

Revenue for the three-month period ended November 30, 2007 was $3.013 million compared to $4.257 million for the three-month period ended November 30, 2006, a decrease of $1.244 million or 29%. Revenue decreased for the three-month period ended November 30, 2007 primarily due to a lower volume of sales of television products as a result of the completion of two large contracts with Kingston.

Gross Profit

Gross profit for the three-month period ended November 30, 2007 was $0.402 million representing 13% of revenue, compared to $1.026 million representing 24% of revenue for the three month period ended November 30, 2006, a decrease of $0.624 million or 61%.  Gross profit decreased primarily due to the sale of obsolete inventory at a loss.

Index

Operating Income

Operating loss for the three month period ended November 30, 2007 was $0.037 million, compared to operating income of $0.337 million for the three month period ended November 30, 2006, a decrease of $0.374 million or 110%. The decrease in operating income was due to the decreases in revenue and gross profit discussed above.

Holding Company

Operating Expense

The Holding Company does not have any income producing operating assets. As such, the operating loss was equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the three-month period ended November 30, 2007 were $.532 million, compared to $0.850 million for the three-month period ended November 30, 2006, a decrease of $0.318 million or 37%. Operating expense did not change significantly. Beginning in the three month period ended November 30, 2007 we began allocating, selling general and administrative expenses to the segments resulting in a decrease of $.583 million to the Holding company.

Interest Expense

Interest expense was $0.923 million for the three-month period ended November 30, 2007, compared to $0.847 million for the three-month period ended November 30, 2006, an increase of $0.076 million or 7%. The increase was primarily due to additional borrowing under the Company’s credit facility, interest on the Company’s convertible term note, and interest expense related to the VIE.

Income Taxes

The Company recorded a 100% valuation allowance on additions to deferred tax assets due to uncertainty regarding future profitability of the Company based on the last  year’s loss. In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company's overall statutory tax rate for 2008 would not have a material effect in the carrying value of the net deferred tax assets or liabilities.

Variable Interest Entity

The Company leases a total of five facilities from a consolidated variable interest entity, whose primary purpose is to own and lease these properties to the Company. The VIE has ownership of 384,500 shares of the Company’s stock and is wholly owned by the Company’s Chairman of the Board of Directors and the Chief Executive Officer.  The VIE does not have any other significant assets. For the three month period ended November 30, 2007, the consolidation of the VIE comprised of $0.433 million in rental income, offset by a $0.126 million charge to interest expense, a $0.049 million charge to depreciation expense, $0.047 loss on disposal of building, $0.016 million in administrative and other miscellaneous expenses.  For the three month period ended November 30, 2006, the consolidation of the VIE comprised of $0.226 million in rental income, offset by a $0.137 million charge to interest expense, a $0.049 million charge to depreciation expense, and insignificant administrative and other miscellaneous expenses.

Refer to Note 2 of the accompanying consolidated financial statements for detailed information regarding the variable interest entity.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents and proceeds from debt borrowings.  We had cash and equivalents of $5.893 million at November 30, 2007 and $9.830 million at August 31, 2007.  At November 30, 2007, we had $0.305 million available on our line of credit with the bank.

We had working capital of $1.127 million at November 30, 2007 compared with $0.3 million at August 31, 2007. The increase in working capital was primarily due to the increase in costs and estimated earnings in excess of billings on uncompleted contracts and a decrease in accounts payable somewhat offset by a decrease in cash and equivalents and a decrease in account receivable.  Current assets are primarily comprised of cash and equivalents, net accounts receivable, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts. Current liabilities are primarily comprised of the line of credit, accounts payable and accrues expenses.

Index

Total debt at November 30, 2007 was $45.93 million including a $5.450 million convertible term note, $32.676 million in bank debt, $1.000 million in debt to a related party, and $6.804 million in the variable interest entity’s debt.  Total debt at August 31, 2007 was $47.6 million.  Total unused borrowings under the line of credit were approximately $0.305 million and $0.0 million at November 30, 2007 and August 31, 2007, respectively.  The various debt agreements contain restrictive covenants that limit, among other things, certain mergers and acquisitions, redemptions of common stock, and payment of dividends. In addition, we must meet certain financial ratios.  Total capital expenditures were approximately $0.465 million and $0.330 million for the three-month period ended November 30, 2007 and 2006, respectively.  Sources of funds for these expenditures have primarily been from additional borrowings from the bank.

As of November 30, 2007, the Company was not in compliance with certain bank debt covenants.  The Company is currently in discussions with its bank to obtain a waiver related to these covenant violations.  The Company has in place secondary financing options in the event a waiver is not obtained.

Cash Flows

Cash flows provided by (used in) operations for the three month period ended November 30, 2007 and 2006 were ($1.877) million and $.119 million, respectively.  This decrease in operating cash flows was due primarily to increased collections of outstanding accounts receivable.

Net cash flow used in investing activities was $0.035 million for the three month period ended November 30, 2007 compared to $0.319 million for the three month period ended November 30, 2006.  The increase was primarily due to the sale of assets by the Variable Interest Entity.

Net cash flow provided by (used in) financing activities was ($2.065) million for the three month period ended November 30, 2007 compared to $3.661 million for the three month period ended November 30, 2006.  The decrease was primarily the result of less borrowing and more debt repayment.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations as of November 30, 2007:

	Payments Due By
Contractual obligation	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt and capital lease obligations	$45,930	$20,987	$9,314	$15,629	$-
Operating lease (1)	15,716	2,097	1,997	5,189	6,433
	9				1
Total	$61,646	$23,084	$11,311	$20,818	$6,433

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

Transactions with Related Parties

Index

We have entered into various acquisition agreements over the past three years which contain option agreements or rights between the sellers of the acquired entities and our major shareholder, Mr. Carter Fortune, related to the Company’s stock provided as consideration under the acquisitions.  As more fully described in Note 17, the option agreements provide for put/ call options on the Company’s common stock held by the sellers of the acquired companies.   Total estimated cash outlays by the Company’s majority shareholder, subsequent to November 30, 2007, for these options are estimated between $2.4 million and $4.0 million and are expected to be exercised over the next six months.

We lease a total of fivefacilities from aVIE as described earlier in this filing. The VIE’s primary purpose is to own and lease these properties to the Company. The VIE does not have any other significant assets.  Effective, September 1, 2006, the Company elected to consolidate the VIE through its evaluation of Financial Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R").

Guarantees

A significant portion of our debt and surety bonds are personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer.  Future changes to these guarantees would affect financing capacity of the Company. The Company’s Chairman of the Board and its Chief Executive Officer are continuing discussions with the Company regarding the charging of a guarantee fee. To date, the Chairman of the Board and Chief Executive Officer have not charged a guarantee fee.

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under health insurance and workers compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this situation were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of November 30, 2007, we had approximately $5.2millionin restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.

Payment and Performance Bonds

Within our Wireless Infrastructure and Transportation Infrastructure segments, certain customers, particularly in connection with new construction, require us to post payment or performance bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or fail to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, we have posted letters of credit in the amount of $5.0 million in favor of the surety and, with the consent of our lender under our credit facility; we have granted security interests in certain of our assets to collateralize our obligations to the surety. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future. As of November 30, 2007, an aggregate of approximately $5.0 million in original face amount of bonds issued by the surety were outstanding.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on its variable rate line of credit and convertible term note as described in Note 9 to the consolidated financial statements.  Almost all of the Company’s debt as of November 30, 2007 bears interest at variable rates. Based on amounts outstanding at November 30, 2007, if the interest rate on the Company’s variable debt were to increase by 1.0%, annual interest expense would increase by approximately $0.5 million.

Cash and cash equivalents as of November 30, 2007 was $5.893 millionand is primarily insubsidiary operatingaccounts. A hypothetical 10% adverse change in the average interest rate on the Company’s investments would not have had a material effect on net income for the three month period ended November 30, 2007. We do not currently utilize any derivative financial instruments to hedge interest rate risks.

Index

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our European, Singapore, and Chinese foreign subsidiaries. A hypothetical 10% adverse change in the foreign currency translation would not have had a material effect on net income for the three month period ended November 30, 2007. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls and procedures or internal controls can prevent all error and all fraud.  The Company's management also recognizes that, because the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and also is subject to other inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2007. Based on this evaluation, the Chief Executive Officer and  Chief  Financial Officer have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on November 30, 2007 in providing reasonable assurance that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that (i) additional accounting personnel were needed both at the parent company level and at certain subsidiaries at November 30, 2007 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures. The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel. Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced. Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.

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

Index

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

Fortune Industries, Inc.
(Registrant)

Date: January 14 , 2008	By: /s/ John F. Fisbeck
John F. Fisbeck,
Chief Executive Officer

Date: January 14, 2008	By: /s/ Garth A. Allred
Garth A Allred,
Chief Financial Officer