Form 10-Q
period 2008-02-29
FORTUNE INDUSTRIES, INC.
filed 2008-04-14
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-19049

FORTUNE INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

INDIANA	20-2803889
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6402 Corporate Drive	46278
Indianapolis, IN	(Zip Code)
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large  accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of April 14, 2008, 11,391,823 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.
FORM 10-Q
For The Quarterly Period Ended February 29, 2008

Index

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	February 29, 2008 (Unaudited)	August 31, 2007 (Audited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$4,341	$9,830
Restricted cash (Note 1)	5,611	5,091
Accounts receivable, net (Note 4)	17,570	21,157
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 5)	5,155	1,279
Inventory, net (Note 6)	4,955	6,656
Deferred tax asset (Note 11)	1,535	1,535
Prepaid expenses and other current assets	1,503	2,840
Total Current Assets	40,670	48,388

OTHER ASSETS
Property, plant & equipment, net (Note 7)	11,790	12,238
Long-term accounts receivable (Note 4)	1,064	770
Goodwill (Note 8)	18,461	18,461
Other intangible assets, net (Note 8)	6,834	7,450
Other long-term assets	806	1,048
Total Other Assets	38,955	39,967

TOTAL ASSETS	$79,625	$88,355

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	February 29, 2008 (Unaudited)	August 31, 2007 (Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit (Note 9)	$15,000	$15,000
Current maturities of long-term debt (Note 9)	2,213	2,249
Current maturities of convertible term note (Note 9)	2,727	2,727
Variable interest entity line of credit (Note 9)	2,200	2,200
Variable interest entity current maturities of long-term debt (Note 9)	2,694	503
Accounts payable	5,753	9,168
Health and workers' compensation reserves	5,137	5,128
Accrued expenses	10,031	9,239
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 5)	845	1,178
Other current liabilities	474	725
Total Current Liabilities	47,074	48,117

LONG-TERM LIABILITIES
Long-term debt, less current maturities (Note 9)	15,339	16,375
Convertible term note (Note 9)	2,041	2,950
Line of credit term note - majority shareholder (Note 9)	1,000	1,000
Variable interest entity long-term debt, less current maturities (Note 9)	1,788	4,559
Other long-term liabilities	830	1,029
Total Long-Term Liabilities	20,998	25,913

Total Liabilities	68,072	74,030

MINORITY INTEREST IN VARIABLE INTEREST ENTITY (NOTE 2)	(658)	236

SHAREHOLDERS' EQUITY (NOTE 13)
Common stock, $0.10 par value; 150,000,000 authorized; 11,391,823 issued and outstanding at February 29, 2008 and August 31, 2007, respectively	1,117	1,117
Preferred stock, $0.10 par value; 1,000,000 authorized; 66,180 issued and outstanding at February 29, 2008 and August 31, 2007, respectively	6,618	6,618
Additional paid-in capital and warrants outstanding	19,317	19,317
Accumulated deficit	(15,129)	(12,300)
Accumulated other comprehensive income	288	260
	12,211	15,012
Less: Treasury stock, - and 384,500 shares of common stock outstanding at February 29, 2008 and August 31, 2007, respectively	-	(923)
Total Shareholders' Equity	12,211	14,089

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$79,625	$88,355

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Month Period Ended		Six Month Period Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
REVENUES
Service revenues	$23,845	$15,643	$46,300	$30,645
Product revenues	18,081	16,596	39,383	42,278
TOTAL REVENUES	41,926	32,239	85,683	72,923

COST OF REVENUES
Service cost of revenues	19,669	13,053	36,984	24,288
Product cost of revenues	15,730	14,657	33,262	35,332
TOTAL COST OF REVENUES	35,399	27,710	70,246	59,620

GROSS PROFIT	6,527	4,529	15,437	13,303

OPERATING EXPENSES
Selling, general and administrative expenses	7,415	7,682	14,380	14,113
Depreciation and amortization	727	1,084	1,418	1,802
Impairment (Note 1)	-	2,027	-	2,027
Total Operating Expenses	8,142	10,793	15,798	17,942

OPERATING LOSS	(1,615)	(6,264)	(361)	(4,639)

OTHER INCOME (EXPENSE)
Interest income	78	96	157	187
Interest expense	(805)	(808)	(1,728)	(1,655)
Gain (loss) on disposal of assets	(1)	(411)	(47)	(411)
Gain on investments in marketable securities, net (Note 1)	-	-	-	17
Exchange rate gain (loss)	20	(8)	39	(9)
Other income (expense)	8	(10)	13	12
Total Other Income (Expense)	(700)	(1,141)	(1,566)	(1,859)

LOSS BEFORE MINORITY INTEREST IN VARIABLE INTEREST ENTITY	(2,315)	(7,405)	(1,927)	(6,498)

Minority Interest in Variable Interest Entity (Note 2)	273	124	468	164

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,588)	(7,529)	(2,395)	(6,662)

Provision for income taxes (Note 11)	127	102	186	119

NET LOSS	(2,715)	(7,631)	(2,581)	(6,781)

Preferred stock dividends	124	124	248	248

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,839)	$(7,755)	$(2,829)	$(7,029)

BASIC LOSS PER COMMON SHARE	$(0.25)	$(0.73)	$(0.25)	$(0.66)

Basic weighted average shares outstanding	11,391,823	10,628,219	11,391,823	10,576,185

DILUTED LOSS PER COMMON SHARE	$(0.22)	$(0.63)	$(0.22)	$(0.57)

Diluted weighted average shares outstanding	12,658,637	12,281,760	12,714,263	12,240,371

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Common Stock	Treasury Stock	Preferred Stock	Additional Paid-in Capital and Warrants Outstanding	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Comprehensive Loss

BALANCE AT AUGUST 31, 2007	$1,117	$(923)	$6,618	$19,317	$(12,300)	$260	$14,089
Net loss	-	-	-	-	(2, 581)	-	(2,581)	(2,581)
Preferred Stock Dividends	-	-	-	-	(248)	-	(248)	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	28	28	28
Distribution of 384,500 shares from variable interest entity	-	923	-	-	-	-	923	-

Total comprehensive loss	-	-	-	-	-	-	-	$(2,553)

BALANCE AT FEBRUARY 29, 2008	$1,117	$-	$6,618	$19,317	$(15,129)	$288	$12,211

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Month Period Ended
	February 29, 2008	February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,581)	$(6,781)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,845	1,802
Provision for (gains) losses on accounts receivable	(23)	423
Gain on sale of investments	-	(9)
Loss on disposal of assets	47	411
Stock based compensation	-	50
Minority interest in variable interest entity income	468	164
Impairment on intangible assets	-	2,027
Changes in certain operating assets and liabilities:
Restricted cash	(520)	245
Accounts receivable	3,610	6,333
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,876)	2,293
Inventory, net	1,701	(122)
Prepaid assets and other current assets	1,337	773
Other long-term assets	(329)	564
Accounts payable	(3,415)	(4,934)
Health and workers' compensation reserves	9	1,020
Accrued expenses and other current liabilities	541	(1,162)
Billings in excess of costs and estimated earnings on uncompleted contracts	(333)	459
Net Cash Provided by (Used in) Operating Activities	(1,519)	3,556

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(989)	(798)
Variable interest entity proceeds from sale of assets	390	-
Proceeds from sales of marketable securities	-	1,153
Acquisition of productive assets and businesses, net of cash received	-	(719)
Net Cash Used in Investing Activities	(599)	(364)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line of credit	-	2,581
Payments on long-term debt	(1,072)	(912)
Variable interest entity payments on long-term debt	(580)	(80)
Debt issuance costs	(150)	-
Payments from convertible debentures	(909)	(914)
Dividends on preferred stock	(248)	(248)
Proceeds from variable interest entity member contributions	70	87
Distributions to variable interest entity members	(510)	(59)
Net Cash Provided by (Used in) Financing Activities	(3,399)	455

Effect of exchange rate changes on cash	28	15

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(5,489)	3,662

CASH AND EQUIVALENTS
Beginning of Period	9,830	3,632

End of Period	$4,341	$7,294

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Month Period Ended
	February 29, 2008	February 28, 2007

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,758	$1,266

Income taxes paid	$184	$72

Unrealized net gain on marketable equity securities	$-	$29

Non-cash investing and financing activities:
Stock distribution to variable interest entity members	$923	$-

Acquisition of Precision Employee Management, LLC
Fair value of assets acquired	$-	$2,376
Common stock consideration	-	1,276
Cash paid	$-	$1,100

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

Index

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2007 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”).  The accompanying unaudited consolidated financial statements have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The operating results for the six month period ended February 29, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of Fortune Industries, Inc. and its wholly-owned subsidiaries, and a variable interest entity (“VIE”) as described in Note 2. Nor-Cote International, Inc. (“Nor-Cote”), a wholly-owned subsidiary, contains foreign subsidiaries from the United Kingdom, China, Singapore, and Mexico which have been eliminated in consolidation at the Nor-Cote subsidiary level. All significant inter-company accounts and transactions of the Company have been eliminated.

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

Index

Revenue and Cost Recognition: In the Business Solutions segment PSM, CSM, and ESG, and consolidated affiliates bill clients under Professional Services Agreement as licensed Professional Employer Organizations (collectively the “PEOs”), which includes each worksite employee’s gross wages, plus additional charges for employment related taxes, benefits, workers’ compensation insurance, administrative and record keeping, as well as safety, human resources, and regulatory compliance consultation. Most wages, taxes and insurance coverage are provided under the PEOs’ federal, state, and local or vendor identification numbers. No identification or recognition is given to the client when these monies are remitted or calculations are reported. Most calculations or amounts the PEOs owe the government and its employment insurance vendors are based on the experience levels and activity of the PEOs with no consideration to client detail. The PEOs bill the client their worksite employees’ gross wages plus an overall service fee that includes components of employment related taxes, employment benefits insurance, and administration of those items. The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to health, workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. Charges by the PEOs are invoiced along with each periodic payroll delivered to the client.

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

Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued as collateral under its health and accident benefit program, its workers compensation program, and certain general insurance coverage related to the Company’s Business Solutions segment. At February 29, 2008, the Company had $5,611 in total restricted cash.  Of this, $1,725 is restricted for employer contributions to various health and accident benefit programs established under third party actuarial analysis, $3,525 is restricted for various workers compensation programs in accordance with terms of insurance carrier agreements, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.

Marketable Securities: Marketable securities include common stocks classified as available for sale investments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair value based on current market quotations. Unrealized holding gains and losses, net of tax, are not included in "net income," but are accounted for as "other comprehensive income" and reflected as a separate component of the change in shareholders’ equity. The cost of securities used to compute realized gains and losses is based on specifically identified securities. The fair value of investment securities is determined by currently available market prices. Dividends on marketable equity securities are recognized in income when declared.  The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax asset or accumulated other comprehensive income.  There were no realized gains and losses for the three month period ended February 29, 2008 and February 28, 2007. For the six month period ended February 29, 2008 and February 28, 2007 there were $0 and $17, respectively, of realized gains from the sale of marketable securities.

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

Research and Development Costs: Research and development costs are expensed as incurred and totaled $128 and $162 for the three month periods ended February 29, 2008 and February 28, 2007, respectively.  Research and development costs are expensed as incurred and totaled $243 and $289 for the six month periods ended February 29, 2008 and February 28, 2007, respectively.  Research and development expense is recorded in the Company’s Ultraviolet Technologies segment.

Advertising Costs:  Adverting costs including marketing, advertising, publicity, promotion and other distribution costs are expensed as incurred and totaled $131 and $43 for the three months ended February 29, 2008 and February 28, 2007, respectively.  Adverting costs including marketing, advertising, publicity, promotion and other distribution costs are expensed as incurred and totaled $282 and $123 for the six months ended February 29, 2008 and February 28, 2007, respectively.

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

Debt and equity issuances may have features, which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the case of preferred stock instruments.  No issuances have beneficial conversion terms during the three and six months ended February 29, 2008 and February 28, 2007.

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

Reclassifications:  Certain amounts in the Consolidated balance Sheets and statement of cash flows have been reclassified to conform to fiscal 2008 presentation.

New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 was effective during our three month period ending February 29, 2008.  The adoption of this statement did not have a material impact on our financial position or results of operations during the three month period ending February 29, 2008.

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

FASB statement No. 160 “Noncontrolling Interest in Consolidated Financial Statements-an amendment of ARB No. 51” was issued December of 2007.  This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company has not determined the effect that the adoption of SFAS 160 will have on its consolidated financial statements.

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

Index

The Company leases a total of five facilities from a consolidated variable interest entity, a related-party referenced earlier whose primary purpose is to own and lease these properties to the Company. As of February 29, 2008, the VIE is wholly owned by the Company’s Chairman of the Board and its Chief Executive Officer.  The VIE does not have any other significant assets.  Although the Company does not have direct ownership interests in the VIE, it is considered the primary beneficiary as interpreted by FIN 46R due to implicit interests generated from personal guarantees from the Company’s majority shareholders on certain debt instruments and leasing arrangements of the VIE.

The real estate owned by the VIE consists of land, buildings and building improvements, which were subject to mortgages under which the lender has no recourse to the Company.  The non-cash consolidation of the assets and liabilities of the variable interest entity at February 29, 2008 and August 31, 2007 consisted of the following:

	February 29, 2008 (Unaudited)	August 31, 2007 (Audited)

Assets
Cash	$57	$79
Marketable equity securities	-	923
Prepaid expenses and other current assets	-	10
Property, plant and equipment	6,097	6,626
Other assets	2	3
	$6,156	$7,641

Liabilities and Members Equity (Deficit)
Accounts payable	$7	$-
Line of credit	2,200	2,200
Current maturities of long-term debt	2,694	503
Accrued expenses	125	143
Long-term debt, net of current maturities	1,788	4,559
	6,814	7,405

Members equity (deficit)	(658)	236
	$6,156	$7,641

For the three month period ended February 29, 2008, the consolidation of the VIE included income of $274 comprised of $421 in rental income, offset by a $100 charge to interest expense, and a $48 charge to depreciation expense.  For the three month period ended February 28, 2007, the consolidation of the VIE included income of $124 comprised of $358 in rental income, offset by a $142 charge to interest expense, a $50 charge to depreciation expense, and $42 in administrative and other miscellaneous expenses.  For the six month period ended February 29, 2008, the consolidation of the VIE included income of $469 comprised of $854 in rental income, offset by a $226 charge to interest expense, a $97 charge to depreciation expense, a $47 loss on disposal of property, plant, and equipment, and $16 in administrative and other miscellaneous expenses.  For the six month period ended February 28, 2007, the consolidation of the VIE included income of $163 comprised of $584 in rental income, offset by a $280 charge to interest expense, a $99 charge to depreciation expense, and $42 in administrative and other miscellaneous expenses.

NOTE 3 - ACQUISITIONS AND PRO FORMA RESULTS

Acquisitions

During the six month period ended February 29, 2008, the Company had no acquisitions.

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

Index

	Three Month Period Ended		Six Month Period Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$41,926	$39,534	$85,683	$90,171

Operating loss	$(1,615)	$(6,122)	$(361)	$(5,532)

Net loss available to common shareholders	$(2,839)	$(7,593)	$(2,829)	$(7,765)

Basic loss per common share	$(0.25)	$(0.73)	$(0.25)	$(0.73)

Diluted loss per common share	$(0.22)	$(0.62)	$(0.22)	$(0.63)

NOTE 4 - ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Accounts receivable and contracts receivable are summarized as follows:

	February 29, 2008 (Unaudited)	August 31, 2007 (Audited)

Accounts receivable	$14,887	$17,572
Contracts receivable
Progress billing	2,878	4,576
Retainages	1,013	239
	18,778	22,387
Less allowance for doubtful accounts and sales returns	(1,208)	(1,230)

	$17,570	$21,157

Long-term accounts receivable	$1,064	$770

NOTE 5 – CONTRACTS IN PROGRESS

Information related to contracts in progress is summarized as follows:

	February 29, 2008 (Unaudited)	August 31, 2007 (Audited)

Costs incurred on uncompleted contracts	$19,854	$10,999
Estimated earnings recognized to date on uncompleted contracts	4,544	2,511
	24,398	13,510
Less billings on uncompleted contracts	(20,088)	(13,409)
	$4,310	$101

Index

The net amount is included in the accompanying consolidated balance sheets under the following captions:

	February 29, 2008 (Unaudited)	August 31, 2007 (Audited)

Costs and estimated earnings in excess of billings on uncompleted contracts	$5,155	$1,279
Billings in excess of costs and estimated earnings on uncompleted contracts	845	1,178
	$4,310	$101

NOTE 6 – INVENTORY

Inventories are summarized as follows:

	February 29, 2008 (Unaudited)	August 31, 2007 (Audited)

Raw materials	$693	$691
Work-in-process	43	29
Finished goods	4,782	6,317
	5,518	7,037

Less inventory reserve	(563)	(381)
	$4,955	$6,656

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including capital leases, are comprised of the following:

	February 29, 2008 (Unaudited)	August 31, 2007 (Audited)

Land and building	$8,960	$9,440
Machinery and equipment	7,138	6,926
Research equipment	371	270
Office equipment	6,081	5,616
Vehicles	3,249	3,299
Leasehold improvements	465	342
	26,264	25,893
Less accumulated depreciation	(14,474)	(13,655)
	$11,790	$12,238

The provision for depreciation amounted to $512, of which $221 is included in cost of revenues, and $617, of which $240 is included in cost of revenues, for the three month periods ended February 29, 2008 and February 28, 2007, respectively.  The provision for depreciation amounted to $999, of which $427 is included in cost of revenues, and $1,127, of which $374 is included in cost of revenues, for the six month periods ended February 29, 2008 and February 28, 2007, respectively.  Losses on disposal of assets totaling $1 and $0 was recorded for the three month periods ended February 29, 2008 and February 28, 2007, respectively, related to various building, office equipment, and vehicle disposals.  A total of $6,097 net of $729 of accumulated depreciation and $6,724 net of $546 of accumulated depreciation is included in the property, plant and equipment at February 29, 2008 and February 28, 2007, respectively, related to a consolidated variable interest entity.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill, as recorded under SFAS 142 for the three and six month periods ended February 29, 2008, respectively.

The total amount of goodwill that is deductible for tax purposes is $9,476 and $1,276 at February 29, 2008 and February 28, 2007, respectively.

Index

The following table sets forth the gross carrying amount and accumulated amortization of the Company's other intangible assets:

	February 29, 2008 (Unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (in years)

Customer relationships	$6,294	$1,534	$4,760	10
Non-compete	200	68	132	5
Non-compete	930	186	744	5
Non-compete	1,485	877	608	5
Total	8,909	2,665	6,244
Tradename (not subject to amortization)	590	-	590
Total	$9,499	$2,665	$6,834

	August 31, 2007 (Audited)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (in years)

Customer relationships	$6,294	$1,169	$5,124	10
Non-compete	200	58	142	5
Non-compete	930	93	837	5
Non-compete	1,485	729	757	5
Total	8,909	2,049	6,860
Tradename (not subject to amortization)	590	-	590
Total	$9,499	$2,049	$7,450

Intangible asset amortization expense is $206 and $467 for the three month periods ended February 29, 2008 and February 28, 2007, respectively, which includes $127 and $277 of amortization related to loan origination fees, respectively.  Intangible asset amortization expense is $846 and $675 for the six month periods ended February 29, 2008 and February 28, 2007, respectively, which includes $229 and $339 of amortization related to loan origination fees, respectively.  The Company recognized impairment on certain intangible assets in its Wireless Infrastructure and Electronics Integration segments of $0.3 million during the period ending February 28, 2007.

Amortization expense on intangible assets currently owned by the Company at February 29, 2008 for each of the next five fiscal years is as follows:

2008	$616
2009	1,158
2010	1,083
2011	986
2012	818
2013 and thereafter	2,173
Total	$6,834

NOTE 9 - DEBT ARRANGEMENTS

The Company’s debt liabilities consisted of the following:

Index

	February 29, 2008 (Unaudited)	August 31, 2007 (Audited)
Notes payable:

Revolving line of credit promissory note due August 31, 2008. Interest at LIBOR plus 2.0% or 1.75% upon achievement of certain financial performance criteria. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two majority shareholders (the Chairman of the Board and the CEO of the Company). The loan is further secured by certain marketable securities of the Company’s majority shareholder, and Chairman of the Board.	$15,000	$15,000

Term loan due in monthly installments of $167 plus interest at LIBOR plus 2.0% or 1.75% upon achievement of certain financial performance criteria through maturity date, August 31, 2011. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two majority shareholders. The loan is further secured by certain marketable securities of the Company’s majority shareholder.	17,087	18,167

Various term notes due in monthly installments of $14, including interest ranging from 4.9% to 9.03% through April 2010. The loans are secured by vehicles and equipment.	361	314

Convertible Term Note:

Convertible term note due in monthly installments of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan is guaranteed by the Company’s two majority shareholders.	4,768	5,678

Debt with majority shareholder:

Unsecured line of credit promissory note due December 1, 2010. Interest at the one-month LIBOR plus 3.0% with $8,000 available borrowings.	1,000	1,000

Term note due in monthly installments of $3 including interest at 4.0% through September 2008. The loan is secured by vehicles and equipment.	16	30

Variable Interest Entity

Revolving line of credit promissory note due May 29, 2008. Interest at LIBOR plus 1.6%. The loan is secured by real estate and personal guarantees of the Company’s two majority shareholders.	2,200	2,200

Various term loans due in monthly installments totaling $44 plus interest at ranges from LIBOR plus 1.5% to LIBOR plus 1.6%. The loans mature at dates ranging from February 2009 through April 2011. The notes are secured by real estate and personal guarantees of the Company’s two majority shareholders.	4,482	5,062

Capital leases:

Various notes due in monthly installments of $6 including interest at ranges from 2.3% to 11.6% through November 2010. The loans are secured by computers and equipment.	88	112
Total debt obligation	45,002	47,563
Less current maturities	(24,834)	(22,679)
Long-term portion of outstanding debt	$20,168	$24,884

Fiscal year principal payments due on long-term debt outstanding (including convertible term note) at February 29, 2008 are approximately as follows:

2008	$24,834
2009	8,607
2010	3,233
2011	8,328
2012 and thereafter	-
$45,002

Credit Facility Loan and Security Agreement

Effective August 31, 2006 and as amended by the “First Amendment to the Loan and Security Agreement” (the “Agreement”) on October 18, 2007, the Company entered into a $35,000 credit facility with Fifth Third Bank.  The credit facility replaced the parties' $25,000 credit facility, which expired on August 31, 2006. The facility includes a $20,000 term loan evidenced by a term loan note, which matures on August 31, 2011 and a $15,000 revolving loan evidenced by a revolving line of credit promissory note, which matures on August 31, 2008. Availability under the revolving loan is the lesser of $15,000 or the borrowing base amount, which is calculated monthly as a percentage of the Company's eligible assets. Interest is charged on the loans at LIBOR plus 2.0%, which may be reduced to LIBOR plus 1.75% if the Company meets certain performance criteria. The line of credit and the term loan are secured by assets of the Company and by personal guarantees of the Company’s two majority shareholders (the Chairman of the Board of Directors and CEO).  Outstanding borrowings on this line of credit amounted to $15,000 at February 29, 2008.  The Company had no availability under the line of credit at February 29, 2008.

Index

Covenant terms of the Company’s Agreement require the maintenance of certain ratios including debt (excluding subordinated debt) to EBITDA and fixed charge coverage.  Additionally, the Company must maintain tangible net worth requirements and one of the personal guarantors of the Agreement must meet certain liquidity tests.  The Company violated certain loan covenants during the second and third quarters of fiscal 2007.  However, the bank provided waivers for noncompliance in conjunction with the Agreement with respect to those dates.  The bank also amended certain covenants as of August 31, 2007 and through the respective maturity dates as stated in the Agreement.  The Company’s majority shareholder is also required to maintain $20,000 of personal marketable securities in the bank’s custody until certain future EBITDA targets are met by the Company.

The Company is in breach of certain covenants as of February 29, 2008 and August 31, 2007.   Under terms of the Agreement, the bank may call the loan if the Company is in violation of any restrictive covenants.

The Company is in breach of (a) the Minimum Shareholders’ Equity covenant requirement of $15,000, (b) the Maximum Funded Debt/Total Capitalization Ratio and (c) Fixed Charge Coverage Ratio covenant requirements.  The Company has not changed the long-term classification of its debt obligations to current liabilities as a result of alternative financing options available in the event the loan was called by the bank. The Company is currently in discussions with its bank to obtain a waiver related to these covenant violations.

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

If the above criteria are not met, the Company must pay that portion or all of the monthly principal payment in cash at a rate of 102% of the respective monthly amortization amounts.  The Company had the option to postpone payment of any 12 principal payments due.  As of February 29, 2008, the Company has postponed all 12 months of principal payments.  These deferred principal amounts shall be due and payable, at the Company’s option, on any subsequent payment date or on the maturity date of the Note.

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

Laurus also has the option to convert all or a portion of the Note into shares of the Company’s common stock at any time, at an initial fixed conversion price of $5.50 per share, subject to limitations and adjustment as described below. The Note is currently convertible into 866,942 shares of the Company’s common stock, excluding the conversion of any accrued interest. The conversion price is adjustable on a weighted average basis upon certain future issuances of securities by the Company at a price less than the conversion price then in effect. There are a number of limitations on Laurus’ ability to convert the Note and exercise the Laurus Warrant. These limitations include:

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

The Warrants were recorded at fair value and classified as a liability.  Any discount accretion is considered immaterial based on the Black-Scholes model.  The Company recorded $856 for debt issue costs, including $308 paid to affiliates of Laurus, $475 to CB Capital, and $73 for legal and professional fees. The debt issue costs are included in other assets in the accompanying consolidated balance sheet as of February 29, 2008.

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

NOTE 11 - INCOME TAXES

Index

The reconciliation for 2008 and 2007 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income rate is as follows:

	February 29, 2008 (Unaudited)	August 31, 2007 (Audited)

Tax at U.S. Federal statutory rate	34.0%	34.0%
State and local taxes, net of federal benefit	5.6	5.6
Other	-	-
Change in valuation allowance	(39.6)	(39.6)
	0.0%	(0.0)%

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows:

	February 29, 2008 (Unaudited)	August 31, 2007 (Audited)
Current:
Federal	$(651)	$(1,652)
State	(108)	(273)
	(759)	(1,925)
Deferred:
Federal	(168)	(96)
State	(25)	(15)
	(193)	(111)

Change in valuation allowance	1,138	2,193

Net income tax (benefit)	$186	$157

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

	February 29, 2008 (Unaudited)	August 31, 2007 (Audited)
Deferred Tax Assets:
Current:
Allowances for doubtful accounts and inventory	$700	$637
Accrued liabilities and other	1,444	1,494
Noncurrent:
Amortization of covenants	229	270
Depreciation	(412)	(246)
Net operating losses and other carryforwards	5,016	3,684
	6,977	5,839

Valuation allowance	(5,442)	(4,304)

	$1,535	$1,535

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, at February 29, 2008, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative, management has determined that a $5,442 valuation allowance at February 29, 2008 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $1,138.  At February 29, 2008, the Company has federal net operating loss carryforwards of approximately $9,500, which expire between 2020 and 2023. The state tax operating loss carryforwards are approximately $12,000.  The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period.  The Company's capital loss carryforward is approximately $47, which expires during the fiscal year ending August 31, 2010 and 2012.  The Company also incurred net operating losses related to European operations that can be carried forward indefinitely.

Index

NOTE 12– EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to one million shares of common stock.  During the period ended February 29, 2008, no restricted share units were issued under this plan.

Warrants

At February 29, 2008, the Company had 5,000 warrants issued and outstanding that are each convertible into one share of common stock with an exercise price of $10.00 per share. The remaining contractual term on these warrants is through June 30, 2008.

NOTE 13- SHAREHOLDERS’ EQUITY

Common Stock

The following are the details of the Company's common stock as of February 29, 2008 and August 31, 2007:

	Number of Shares
	Authorized	Issued	Outstanding	Amount

Common stock, $0.10 par value	150,000,000	11,391,823	11,391,823	$1,117

There were no share issuances or retirements for the period ended February 29, 2008.

Preferred Stock

The following are the details of the Company's non-voting preferred stock as of February 29, 2008 and August 31, 2007:

	Number of Shares
	Authorized	Issued	Outstanding	Amount

Preferred stock, $0.10 par value	1,000,000	66,180	66,180	$6,618

On November 30, 2005, the Company issued 66,180 shares of $0.10 par value non-voting preferred stock to the Company’s majority shareholder as consideration for cancellation of certain debt obligations owed by the Company under a line of credit promissory note dated May 25, 2005. The shares are not convertible to common stock and have various restrictions pertaining to their transferability as they are not registered under the Securities Act of 1933.  The shares issued are single class and pay on a monthly basis an annual cash dividend of $7.50 per share. Dividends of $124 were paid for the three months ended February 29, 2008 and February 28, 2007, respectively.  Dividends of $248 were paid for the six months ended February 29, 2008 and February 28, 2007, respectively.

Treasury Stock

The Company’s related party consolidated variable interest entity described in Note 2 held 384,500 shares of the Company’s common stock at February 29, 2008.  The shares were distributed to the members during the period ending February 29, 2008.

Index

NOTE 14- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Significant components of accumulated other comprehensive income (loss) is as follows:

	Foreign Currency Adjustments	Unrealized Gains (Losses) on Securities	Reclassification of Realized Gains (Losses) included in Net Income	Accumulated Other Comprehensive Income

Balance at August 31, 2007	$259	$(41)	$42	$260

Period change	28	-	-	28

Balance at February 29, 2008	$287	$(41)	$42	$288

The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax assets or accumulated other comprehensive income (loss).

NOTE 15 - PER SHARE DATA

The following presents the computation of basic income per common share and diluted income per common share:

	Three Month Period Ended		Six Month Period Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss) Available to Common Shareholders	$(2,839)	$(7,755)	$(2,829)	$(7,029)

Basic Income (Loss) Per Common Share	$(0.25)	$(0.73)	$(0.25)	$(0.66)

Basic weighted average number of common shares outstanding	11,391,823	10,628,219	11,391,823	10,576,185

Diluted Income (Loss) Per Common Share:	$(0.22)	$(0.63)	$(0.22)	$(0.57)

Diluted weighted average number of common shares outstanding	12,658,637	12,281,760	12,714,263	12,240,371

At February 29, 2008, diluted shares represent 866,942 shares obtainable through the Laurus convertible term note and 272,727 shares obtainable through the Laurus Warrant, 13,636 shares obtainable through the CB Capital Warrant, and 5,000 shares obtainable through warrants issued as stock compensation.  The remainder of diluted shares is obtainable through acquisition agreements and employee stock compensation plans.

 NOTE 16- OPERATING LEASE COMMITMENTS

Property Lease Commitments

Segment	Location(s)	Description
Corporate and various Wireless Infrastructure & Electronics Integration subsidiaries	Indianapolis, IN (1)	Corporate offices, various subsidiary offices and warehouse facilities

Wireless Infrastructure	Cleveland, OH, Kansas City, MO, and Alpharetta, GA, (2); Ft. Wayne, IN (3)	Offices, warehouse facilities

Business Solutions	Richmond, IN (4); Indianapolis, IN (5); Brentwood, TN (6); Provo, UT (10); Tucson, AZ (12); Loveland, CO (11)	Offices

Transportation Infrastructure	Indianapolis, IN, Sedalia, MO, Knoxville, TN (7)	Offices, equipment yard, warehouse, storage

Ultraviolet Technologies	Crawfordsville, IN (8); United Kingdom, Singapore, Shenzhen, China and GuangDong, China (9)	Offices, warehouse and manufacturing facilities

Index

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

(2)
The Company maintains various operating lease agreements that provide for monthly base rents between $3 and $8 that expire between December 31, 2008 and May 31, 2011 and may be adjusted annually to fair market value or to increases defined in the agreements. The agreements include various multi-year renewal options and the lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes.

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

(9)
The Company maintains various operating leases in the United Kingdom, Singapore and China providing for monthly base rent of approximately $9 with various expirations through 2015, which may be adjusted annually to fair market value or to increases defined in the agreement. The agreement includes a one-year renewal option and the lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes.

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

Index

(12)
The Company maintains an operating lease agreement that provides for monthly base rent of $5 through January 31, 2010.  The lessee pays most expenses related to repairs, maintenance, property taxes, and insurance.  The lessor is required to carry minimal amounts of insurance.  The lease includes two three-year lease renewal options for a total of six years.

Rent expense under these agreements amounted to $1,324 and $654 for the six and three months ending February 29, 2008, respectively.

Equipment

The Company leases a fleet of trucks and trailers, support vehicles and specialty construction equipment.  As of February 29, 2008, the Company had approximately 300 units of rolling-stock fleet. Lease expense under these agreements amounted to approximately $66 for the six months ending February 29, 2008 and leases expire in various years through 2009. Most operating leases provide for a one-year term per vehicle with an option to purchase or continue leasing on a month-to-month basis.

Future minimum commitments under these agreements at February 29, 2008 are approximately as follows:

	Facilities	Vehicles and Equipment
2008	$1,243	$263
2009	2,305	24
2010	2,100	-
2011	1,871	-
2012	1,663	-
2013 and thereafter	6,429	-

	$15,611	$287

NOTE 17 - RELATED PARTY TRANSACTIONS

The following is a summary of related party amounts included in the consolidated financial statements at February 29, 2008 and February 28, 2007, respectively:

	February 29, 2008 (Unaudited)	August 31, 2007 (Audited)
Assets:
Note receivable from subsidiary employee	$300	$300

Liabilities:
Long-term line of credit	(1,000)	(1,000)
Installment notes payable	(16)	(30)

Net assets (liabilities)	$(716)	$(730)

The note receivable represents a loan with a subsidiary employee in connection with the acquisition of the subsidiary.  The loan is secured by restricted stock and expires June 30, 2008.

The Company had $6,618 borrowed at August 31, 2005 under a long-term unsecured line of credit with the Company’s majority shareholder. Effective November 30, 2005, the Company issued 66,180 shares of $0.10 par value preferred stock to the Company’s majority shareholder as consideration for cancellation of this debt obligation.

The long-term line of credit represents a loan from the Company’s major shareholder and matures on December 1, 2010.  See Note 9 for further details.

The installment notes payable represents loans for equipment and vehicle purchases by the Company’s majority shareholder.  The loans are secured by the respective assets acquired and expire no later than September 30, 2008.  Interest expense is immaterial.  See Note 9 for further details.

Index

The following is a summary of related party amounts included in the consolidated statements of operations for the six months ending February 29, 2008 and February 28, 2007, respectively:

	February 29, 2008 (Unaudited)	February 28, 2007 (Unaudited)
Revenues:
Electronics Integration (1)	$-	$3
Total	-	3

Expenses:
Wireless Infrastructure (2) (3) (4)	136	113
Business Solutions (5)	173	24
Transportation Infrastructure (6)	150	94
Ultraviolet Technologies (7)	42	42
Electronics Integration (2)	57	120
Holding Company (8) (9)	508	65
Total	1,066	458

(1)	During the six months ending February 28, 2007, the Company’s TTC subsidiary performed $3 worth of services for businesses owned by the Company’s two majority shareholders.
(2)
The Company maintains an operating lease agreement for the rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders.  A majority of the Company’s subsidiaries maintain offices and or warehouse space in the facility. The lease agreement includes a ten-year term with one option to extend the lease term for a one-year period. The agreement provides for a monthly base rent of $30 per month. The base rent shall be adjusted annually to fair market value. In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $77 and $80 were recognized for the six months ended February 29, 2008 and February 28, 2007, respectively.

(3)
The Company maintains a debt obligation to its majority shareholder for the purchase of vehicles and equipment. The loans are secured by the assets and pay interest at 6%.  Interest expense of $1 and $9 was recognized for the six months ending February 29, 2008 and February 28, 2007, respectively.

(4)
The Company’s Fortune Wireless subsidiary maintained an operating lease agreement for rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders. The operating lease agreement provided for monthly base rent of $4 through April 30, 2011, adjusted annually to fair market value. The building was sold during November 2007.  Rent and related expenses of $12 and $24 was recognized for the six months ending February 29, 2008 and February 28, 2007, respectively.

(5)
The Company’s PSM subsidiary holds a lease for an office building in Richmond, IN from a former Chief Operating Officer of the Company. The lease is for a period of five years and expires in May 2008. The agreement provides for base rent of $4 per month with nominal annual increases.  Rent and related expense of $24 was recognized for the six months ending February 29, 2008 and February 28, 2007, respectively.  The Company’s ESG subsidiary entered into a lease agreement for an office building in Provo, Utah which is leased from a limited liability company in which an employee is a member of the limited liability company.  The lease is due to expire January 31, 2011.  Rent and related expense of $149 and $0 was recognized for the six months ending February 29, 2008 and February 28, 2007, respectively.

(6)
The Company’s JH Drew subsidiary maintains an operating lease agreement for rental of three buildings located in Indiana, Tennessee and Missouri with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period and provides for base rent of $25 per month. The base rent shall be adjusted annually to fair market value. In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $150 and $94 were recognized for the six months ending February 29, 2008 and February 28, 2007, respectively.

(7)
The Company’s Nor-Cote subsidiary maintains an operating lease agreement for rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two major shareholders.  The agreement provides for monthly base rent of $7 and expires in August 2009. The base rent shall be adjusted annually to fair market value. The agreement also includes one renewal option, which allows the Company to extend the lease term for an additional year.  Rent and related expenses of $42 were recognized for the six months ending February 29, 2008 and February 28, 2007, respectively.

Index

(8)
The Company maintains an operating lease agreement for the rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders.  The lease agreement includes a ten-year term with one option to extend the lease term for a one-year period. The agreement provides for a monthly base rent of $79 per month. The base rent shall be adjusted annually to fair market value. In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $471 and $65 were recognized for the six months ending February 29, 2008 and February 28, 2007, respectively.

(9)
As described in Note 14, the Company entered into various unsecured line of credit agreements with its major shareholder. Interest expense booked on these agreements amounted to $37 and $0 for the six months ending February 29, 2008 and February 28, 2007, respectively.

Other Related Party Transactions

The Company’s majority shareholders have entered into various put/call option agreements (“option agreements”) with the Company’s common stock over the last five years.  Option agreements with these shareholders are included in the acquisitions of CSM and ESG.  The put/ call options range in price from $1 to $10.33 per common share.  During the six months ending February 29, 2008, the majority shareholders did not acquire any shares of the Company’s common stock related to option agreements with shareholders.

Guaranties

A significant portion of the Company’s debt and surety bonds are personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer.  Future changes to these guaranties would affect financing capacity of the Company.

NOTE 18- SIGNIFICANT ESTIMATES

Significant estimates have been made by management with respect to the realizability of the Company’s deferred tax assets. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term. The net increase in the valuation allowance for deferred income tax assets was $986 and $2,169 at February 29, 2008 and February 28, 2007, respectively.  The valuation allowance relates primarily to net operating loss carry forwards, tax credit carry forwards, and net deductible temporary differences. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company’s earnings history and the Company’s near-term earnings expectations. At February 29, 2008, management believes it is more likely than not that the majority of net deferred income tax assets will not be realized.

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

Irrespective of the techniques used, estimation error is inherent in the process of establishing unpaid loss reserves as of any given date. Uncertainties in projecting ultimate claim amounts are enhanced by the time lag between when a claim actually occurs and when it becomes reported and settled. The majority of these policies contain aggregate limits of indemnification, so the risks of additional claims under the contracts are limited. For the reasons previously discussed, the amounts of the reserves established as of a given balance sheet date and the subsequent actual losses and loss expenses paid will likely differ, perhaps by a material amount. There is no guaranty that the recorded reserves will prove to be adequate. Changes in unpaid loss estimates arising from the review process are charged or credited, as applicable, to earnings in the period of the change.

Certain portions of the Company’s business (including, the Wireless Infrastructure and Transportation Infrastructure Segments) recognize revenues using the percentage-of-completion method of accounting.  This accounting method results in the Company recognizing contract revenues and earnings ratably over the contract term in proportion to its incurrence of contract cost.  The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability that require considerable judgment. If in any period the Company significantly increases its estimate of the total costs to complete a given project, the Company may recognize very little or no additional revenues with respect to that project.  If the total contract cost estimates indicate that there is a loss, such loss is recognized in the period such determination is made.  To the extent that the Company’s cost estimates fluctuate over time or differ from actual costs, its operating results may be materially affected.  As a result, the Company’s gross profit in future periods may be significantly reduced or eliminated.

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

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to the Company’s vendors under health insurance and workers compensation contracts and to guarantee performance under the Company’s contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. The Company does not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of February 29, 2008, the Company had approximately $5.6 million in restricted cash primarily to secure obligations under its PEO contracts in the Business Solutions segment.

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

The segments are organized as follows:

Segment & Entity	Business Activity

Business Solutions
Professional Staff Management, Inc. and subsidiaries; CSM, Inc. and subsidiaries and related entities; Employer Solutions Group, Inc. and related entities	Provider of outsourced human resource services

Wireless Infrastructure
Fortune Wireless, Inc.; Magtech Services, Inc.; Cornerstone Wireless Construction Services, Inc.; James Westbrook & Associates, LLC	Provider turnkey development services for the deployment of wireless networks

Transportation Infrastructure
James H. Drew Corp. and subsidiaries	Installer of fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel

Ultraviolet Technologies
Nor-Cote International, Inc. and subsidiaries	Manufacturer of UV curable screen printing ink products

Electronics Integration
Kingston Sales Corporation; Commercial Solutions, Inc.; Telecom Technology, Corp.	Distributor and installer of home and commercial electronics

Variable Interest Entity
Fisbeck - Fortune Development, LLC	Land, buildings and building improvements that are utilized solely by the Company

Index

The following tables report data by segment and exclude revenues from transactions with other operating segments:

	Business Solutions (1)	Wireless Infrastructure	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
3-Months Ended February 29, 2008
Revenue	$22,258	$4,253	$10,047	$2,811	$2,556	$41,925
Cost of revenue	18,588	3,558	9,228	1,621	2,404	35,399
Gross profit	3,670	695	819	1,190	152	6,,526
Operating expenses
Selling, general and administrative	3,290	1,112	1,024	1,185	476	7,087
Depreciation and amortization	354	41	5	83	11	494
Total operating expenses	3,644	1,153	1,029	1,268	487	7,581

Segment operating income (loss)	$26	$(458)	$(210)	$(78)	$(335)	$(1,055)

	Holding Company	Consolidated VIE	VIE Elimination	Segment Totals
3-months ended February 29, 2008
Revenue	$-	$421	$(420)	$41,926
Cost of revenue	-	-	-	35,399
Gross profit	-	421	(420)	6,527
Operating expenses
Selling, general and administrative	748	-	(420)	7,415
Depreciation and amortization	185	48	-	727
Total operating expenses	933	48	(420)	8,142

Segment operating income (loss)	$(933)	$373	$-	$(1,615)

(1) Gross billings of $161,416 less worksite employee payroll costs of $139,158.

Index

	Business Solutions (1)	Wireless Infrastructure	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
3-Months Ended February 28, 2007
Revenue	$13,462	$4,694	$7,885	$2,913	$3,284	$32,238
Cost of revenue	11,197	4,717	6,689	1,838	3,269	27,710
Gross profit	2,265	(23)	1,196	1,075	15	4,528
Operating expenses
Selling, general and administrative	1,808	2,323	733	1,066	731	6,661
Depreciation and amortization	175	183	145	108	57	668
Impairment	-	1,815	-	-	212	2,027
Total operating expenses	1,983	4,321	878	1,174	1,000	9,356

Segment operating income (loss)	$282	$(4,344)	$318	$(99)	$(985)	$(4,828)

	Holding Company	Consolidated VIE	VIE Elimination	Segment Totals
3-Months Ended February 28, 2007
Revenue	$-	$358	$(357)	$32,239
Cost of revenue	-	-	-	27,710
Gross profit	-	358	(357)	4,529
Operating expenses
Selling, general and administrative	1,335	43	(357)	7,682
Depreciation and amortization	367	49	-	1,084
Impairment	-	-	-	2,027
Total operating expenses	1,702	92	(357)	10,793

Segment operating income (loss)	$(1,702)	$266	$-	$(6,264)

(1) Gross billings of $106,493 less worksite employee payroll costs of $93,031.

(2) Beginning in fiscal year 2008, the Company began allocating selling, general, and administrative expenses to the segments. The effect of this change in period ending February 28, 2007 would be $586 of unallocated selling, general and administrative expenses.

	Business Solutions (1)	Wireless Infrastructure	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
6-Months Ended February 29, 2008
Revenue	$42,627	$9,780	$21,627	$6,077	$5,569	$85,680
Cost of revenue	34,843	7,399	19,486	3,503	5,015	70,246
Gross profit	7,784	2,381	2,141	2,574	554	15,434
Operating expenses
Selling, general and administrative	6,659	2,192	1,839	2,486	901	14,077
Depreciation and amortization	707	82	9	153	25	976
Total operating expenses	7,366	2,274	1,848	2,639	926	15,053

Segment operating income (loss)	$418	$107	$293	$(65)	$(372)	$381

Index

	Holding Company	Consolidated VIE	VIE Elimination	Segment Totals
6-months ended February 29, 2008
Revenue	$-	$854	$(851)	$85,683
Cost of revenue	-	-	-	70,246
Gross profit	-	854	(851)	15,437
Operating expenses
Selling, general and administrative	1,137	17	(851)	14,380
Depreciation and amortization	345	97	-	1,418
Total operating expenses	1,482	114	(851)	15,798

Segment operating income (loss)	$(1,482)	$740	$-	$(361)

(1) Gross billings of $316,530 less worksite employee payroll costs of $273,903.

	Business Solutions (1)	Wireless Infrastructure	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
6-Months Ended February 28, 2007
Revenue	$25,092	$13,690	$20,632	$5,962	$7,541	$72,917
Cost of revenue	20,378	11,249	17,932	3,561	6,500	59,620
Gross profit	4,714	2,441	2,700	2,401	1,041	13,297
Operating expenses
Selling, general and administrative	3,377	4,125	1,506	2,200	1,397	12,605
Depreciation and amortization	317	298	283	217	80	1,195
Impairment	-	1,815	-	-	212	2,027
Total operating expenses	3,694	6,238	1,789	2,417	1,689	15,827

Segment operating income (loss)	$1,020	$(3,797)	$911	$(16)	$(648)	$(2,530)

	Holding Company	Consolidated VIE	VIE Elimination	Segment Totals
6-Months Ended February 28, 2007
Revenue	$-	$584	$(578)	$72,923
Cost of revenue	-	-	-	59,620
Gross profit	-	584	(578)	13,303
Operating expenses
Selling, general and administrative	2,043	43	(578)	14,113
Depreciation and amortization	509	98	-	1,802
Impairment	-	-	-	2,027
Total operating expenses	2,552	141	(578)	17,942

Segment operating income (loss)	$(2,552)	$443	$-	$(4,639)

(1) Gross billings of $189,410 less worksite employee payroll costs of $164,318.

(2) Beginning in fiscal year 2008, the Company began allocating selling, general, and administrative expenses to the segments. The effect of this change in period ending February 28, 2007 would be $1,258 of unallocated selling, general and administrative expenses.

Index

	Business Solutions	Wireless Infrastructure	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
As of February 29, 2008 (unaudited)
Current Assets
Cash and equivalents	$3,868	$(41)	$142	$548	$(283)	$4,234
Restricted cash	5,611	-	-	-	-	5,611
Accounts receivable, net	3,828	5,912	5,419	1,961	1,548	18,668
Costs and estimated earnings in excess of billings on uncompleted contracts	-	472	4,683	-	-	5,155
Inventory, net	13	78	2,045	1,755	1,064	4,955
Deferred tax asset	922	-	613	-	-	1,535
Prepaid expenses and other current assets	383	573	332	192	49	1,529
Total Current Assets	14,625	6,994	13234	4,456	2,378	41,687

Other Assets
Property, plant & equipment, net	755	676	1,621	2,000	134	5,186
Accounts receivable - long term	-	7	1,057	-	-	1,064
Goodwill	12,338	-	152	4,695	1,276	18,461
Other intangible assets, net	6,316	-	-	518	-	6,834
Other long term assets	11	-	-	76	6	93
Total Other Assets	19,420	683	2,830	7,289	1,416	31,638

Total Assets	$34,045	$7677	$16,064	$11,745	$3, 794	$73,325

	Holding Company	Consolidated VIE	Segment Totals
As of February 29, 2008 (continued, unaudited)
Current Assets
Cash and equivalents	$50	$57	$4,341
Restricted cash	-	-	5,611
Accounts receivable, net	(1,098)	-	17,570
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	5,155
Inventory, net	-	-	4,955
Deferred tax asset	-	-	1,535
Prepaid expenses and other current assets	75	(101)	1,503
Total Current Assets	(973)	(44)	40,670

Other Assets
Property, plant & equipment, net	507	6,097	11,790
Accounts receivable - long term	-	-	1,064
Goodwill	-	-	18,461
Other intangible assets, net	-	-	6,834
Other long term assets	711	2	806
Total Other Assets	1,218	6,099	38,955

Total Assets	$245	$6,055	$79,625

Index

	Business Solutions	Wireless Infrastructure	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
As of August 31, 2007 (audited)
Current Assets
Cash and equivalents	$9,104	$(134)	$498	$519	$(77)	$9,910
Restricted cash	5,091	-	-	-	-	5,091
Accounts receivable, net	3,330	5,193	9,913	1,856	1,614	21,906
Costs and estimated earnings in excess of billings on uncompleted contracts	-	560	719	-	-	1,279
Inventory, net	9	78	3,339	1,759	1,471	6,656
Deferred tax asset	922	-	613	-	-	1,535
Prepaid expenses and other current assets	731	713	399	232	238	2,313
Total Current Assets	19,187	6,410	15,481	4,366	3,246	48,690

Other Assets
Property, plant & equipment, net	636	790	1,614	1,869	139	5,048
Accounts receivable - long term	-	-	770	-	-	770
Goodwill	12,338	-	152	4,695	1,276	18,461
Other intangible assets, net	6,888	-	-	562	-	7,450
Other long term assets	38	-	-	15	4	57
Total Other Assets	19,900	790	2,536	7,141	1,419	31,786

Total Assets	$39,087	$7,200	$18,017	$11,507	$4,665	$80,476

	Holding Company	Consolidated VIE	Segment Totals
As of August 31, 2007 (continued, audited)
Current Assets
Cash and equivalents	$(159)	$79	$9,830
Restricted cash	-	-	5,091
Accounts receivable, net	(749)	-	21,157
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	1,279
Inventory, net	-	-	6,656
Deferred tax asset	-	-	1,535
Prepaid expenses and other current assets	517	10	2,840
Total Current Assets	(391)	89	48,388

Other Assets
Property, plant & equipment, net	564	6,626	12,238
Accounts receivable - long term	-	-	770
Goodwill	-	-	18,461
Other intangible assets, net	-	-	7,450
Other long term assets	988	3	1,048
Total Other Assets	1,552	6,629	39,967

Total Assets	$1,161	$6,718	$88,355

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

Business Solutions Segment

The Business Solutions segment provides full-service human resource services through PEO relationships.  Business Solutions services are performed by Professional Staff Management, Inc. and its affiliated entities (“PSM”), CSM, Inc. and its affiliated entities (“CSM”), Employer Solutions Group, Inc. and its affiliated entities (“ESG”).  PSM was acquired in October 2003, CSM was acquired in April 2005, and ESG was acquired effective as of March 1, 2007.  As of January 1, 2008, PEM is included in the operation of ESG. Our PEOs provide services typically managed by a company’s internal human resources and accounting departments, including payroll and tax processing and management, worker’s compensation and risk management, benefits administration, unemployment administration, human resource compliance services, 401k and retirement plan administration and employee assessments.  Clients represent a wide variety of industries including healthcare, professional services, manufacturing logistics, telemarketing and blue-collar services. Combined, these organizations provide co-employment services to approximately 17,200 employees in 44 states.

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

We reduced the size and scope of our Wireless Infrastructure segment during the fiscal year ended August 31, 2007.  Some of the effects of these reductions will not become apparent until the conclusion of the year ending August 31, 2008.  Most of these reductions occurred in our wireless construction and wireless technical services businesses.  We deliberately reduced the size and scope of these businesses due to the large losses incurred by these businesses.  The losses were incurred primarily due to our inability to efficiently match our number of employees with the construction and technical services workload.  We did not receive the anticipated number of jobs and the jobs that we did receive were often delayed or cancelled.  After downsizing our wireless construction business, we transferred control of the remaining business to the Transportation Infrastructure segment effective July 1, 2007.  Similarly, after downsizing our wireless technical services business, we transferred control of the remaining business to the Transportation Infrastructure segment effective November 1, 2007.  We made these transfers because the management of our Transportation Infrastructure segment has substantial expertise in managing construction projects.  We believe this expertise will allow them to exercise better control of the wireless construction and wireless technical services businesses.  Remaining under the control of the Wireless Infrastructure segment are the engineering, architecture and design business and the site acquisition business.  These businesses have performed successfully and we believe they will continue to grow in the future.

Subsidiaries operating in the Wireless Infrastructure segment include Fortune Wireless, Inc. (“Fortune Wireless”), Magtech Services, Inc. (“Magtech”), Cornerstone Wireless Construction Services, Inc. (“Cornerstone Construction”) and James Westbrook & Associates, LLC (“JWA”).

Transportation Infrastructure Segment

The Transportation Infrastructure segment assists customers with the development, maintenance and upgrading of transportation infrastructure and commercial construction projects.  Transportation infrastructure products and services are performed by the James H. Drew Corp. and its subsidiaries (JH Drew).  JH Drew was acquired in April 2004 and has been operating for over fifty years servicing contractors and state departments of transportation throughout the Midwest Portion of the United States.  JH Drew is a leading specialty contractor in the field of transportation infrastructure, including guardrail, electrical components, and the fabrication and installation of structural steel for commercial buildings.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies, which are in compliance with accounting principles generally accepted in the United States, require application of methodologies, estimates and judgments that have a significant impact on the results reported in the Company’s financial statements.  Those policies that, in the belief of management, are critical and require the use of complex judgment in their application, are disclosed in the Company’s Form 10-K for the year ended August 31, 2007.  Since August 31, 2007, there have been no material changes to the Company’s critical accounting policies.

RESULTS OF OPERATIONS:  COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

Executive Overview of Financial Results

Results of operations for the three month period ended February 29, 2008 and February 28, 2007 are as follows:

	Revenue for the 3-months ended February 29 and February 28,		Operating income for the 3-months ended February 29 and February 28,
	2008	2007	2008	2007
	(Dollars in thousands)
Business Solutions	$22,258	$13,462	$26	$282
Wireless Infrastructure	4,253	4,694	(458)	(4,344)
Transportation Infrastructure	10,047	7,885	(210)	318
Ultraviolet Technologies	2,811	2,913	(78)	(99)
Electronics Integration	2,556	3,284	(335)	(985)
Holding Company	-	-	(933)	(1,702)
Variable Interest Entity	421	358	373	266
Variable Interest Entity Elimination	(420)	(357)	-	-
Segment Totals	$41,926	$32,239	$(1,615)	$(6,264)

Net Loss Available to Common Shareholders			$(2,839)	$(7,755)

Index

Results of operations for the six month period ended February 29, 2008 and February 28, 2007 are as follows:

	Revenue for the 6-months ended February 29 and February 28,		Operating income for the 6-months ended February 29 and February 28,
	2008	2007	2008	2007
	(Dollars in thousands)
Business Solutions	$42,627	$25,092	$418	$1,020
Wireless Infrastructure	9, 780	13,690	107	(3,797)
Transportation Infrastructure	21,627	20,632	293	911
Ultraviolet Technologies	6,077	5,962	(65)	(16)
Electronics Integration	5,569	7,541	(372)	(648)
Holding Company	-	-	(1,482)	(2,552)
Variable Interest Entity	854	584	740	443
Variable Interest Entity Elimination	(851)	(578)	-	-
Segment Totals	$85,683	$72,923	$(361)	$(4,639)

Net Loss Available to Common Shareholders			$(2,829)	$(7,029)

Net loss available to common stock shareholders was ($2.839) million or ($0.25) per diluted share on revenue of $41.926 million for the three month period ended February 29, 2008 compared with net loss available to common stock shareholders of ($7.755) million or ($0.63) per diluted share on revenue of $32.239 million for the three month period ended February 28, 2007.  This represents a 30% increase in revenue and a 63% percent decrease in net loss available to common stock shareholders.

Net loss available to common stock shareholders was ($2.829) million or ($0.25) per diluted share on revenue of $85.683 million for the six month period ended February 29, 2008 compared with net loss available to common stock shareholders of ($7.029) million or ($0.57) per diluted share on revenue of $72.923 million for the six month period ended February 28, 2007.  This represents an 18% increase in revenue and a 60% percent decrease in net loss available to common stock shareholders.

The following factors primarily contributed to the increase in revenue for the three and six month periods ended February 29, 2008 and February 28, 2007:

·	Organic growth and the acquisition of ESG on March 1, 2007 within the Business Solutions segment and an increase in revenue in Transportation Infrastructure; offset by
·
Reduced volumes of work associated with the Wireless Infrastructure operational changes enacted in the three month period ended February 28, 2007, and a decrease in Electronics Integration revenue due primarily to a lower volume of sales of television products.

The following factors primarily contributed to the decrease in net loss available to common stock shareholders for the three and six month periods ended February 29, 2008 and February 28, 2007:

·
Operational changes and a non-recurring impairment charge in the Wireless Infrastructure segment during the three month period ended February 28, 2007, and operational changes and aging inventory sales in the Electronics Integration segment, offset by

·
Higher workers compensation claims in the Business Solutions segment and unseasonably wet weather conditions in January and February, which caused reduced labor billing in the Transportation Infrastructure segment.

Results by segment are described in further detail as follows:

Index

Business Solutions

Business Solutions segment operating results for three and six month period ended February 29, 2008 and February 28, 2007 are as follows:

	Three Month Period Ended				Six Month Period Ended
	February 29, 2008		February 28, 2007		February 29, 2008		February 28, 2007
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$22,258	100%	$13,462	100%	$42,627	100%	$25,092	100%
Cost of revenues	18,588	83.5%	11,197	83.2%	34,843	81.7%	20,378	81.2%
Gross profit	3,670	16.5%	2,265	16.8%	7,784	18.3%	4,714	18.8%

Operating expenses
Selling, general and administrative	3,290	14.8%	1,808	13.4%	6,659	15.6%	3,377	13.5%
Depreciation and amortization	354	1.6%	175	1.3%	707	1.7%	317	1.3%
Total operating expenses	3,644	16.4%	1,983	14.7%	7,366	17.3%	3,694	14.7%

Segment operating income	$26	0.1%	$282	2.1%	$418	1.0%	$1,020	4.1%

Revenue

Revenue for the three month period ended February 29, 2008 was $22.258 million, compared to $13.462 million for the three month period ended February 28, 2007, an increase of $8.796 million or 65%.  Revenue for the six month period ended February 29, 2008 was $42.627 million, compared to $25.092 million for the six month period ended February 28, 2007, an increase of $17.535 million or 70%.  Revenue increased primarily due to organic growth and the acquisitions of ESG and Precision.  As such, administrative fees, workers compensation premiums, employee benefit premiums and income taxes collected have increased.

Gross Profit

Gross profit for the three month period ended February 29, 2008 was $3.670 million, representing 17% of revenue, compared to $2.265 million, representing 17% of revenue for the three month period ended February 28, 2007, an increase of $1.405 million or 62%.  Gross profit for the six month period ended February 29, 2008 was $7.784 million, representing 18% of revenue, compared to $4.714 million, representing 19% of revenue for the six month period ended February 28, 2007, an increase of $3.070 million or 65%.  Gross profit increased due to the acquisitions of ESG and Precision.  Gross profit as a percentage of revenue decreased slightly mainly as a result of one workers compensation claim expensed in February 2008.  The Company’s self-funded liability within certain of these programs is limited to $180 in health insurance and $250 or $750 in workers compensation insurance.

Operating Income

Operating income for the three month period, ended February 29, 2008 was $0.026 million, compared to $0.282 million for the three month period ended February 28, 2007, a decrease of $0.256 million or 91%.  Operating income for the six month period, ended February 29, 2008 was $0.418 million, compared to $1.020 million for the six month period ended February 28, 2007, a decrease of $0.602 million or 59%.  Operating income decreased due to the decrease in gross profits discussed above.  Operating expenses increased due to the acquisitions of ESG and Precision.

Wireless Infrastructure

Wireless Infrastructure segment operating results for the three and six month periods ended February 29, 2008 and February 28, 2007 are as follows:

	Three Month Period Ended				Six Month Period Ended
	February 29, 2008		February 28, 2007		February 29, 2008		February 28, 2007
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$4,253	100%	$4,694	100%	$9,780	100%	$13,690	100%
Cost of revenues	3,558	83.7%	4,717	100.5%	7,399	75.7%	11,249	82.2%
Gross profit (loss)	695	16.3%	(23)	-0.5%	2,381	24.3%	2,441	17.8%

Operating expenses
Selling, general and administrative	1,112	26.1%	2,323	49.5%	2,192	22.4%	4,125	30.1%
Depreciation and amortization	41	1.0%	183	3.9%	82	0.8%	298	2.2%
Impairment	-	0.0%	1,815	38.7%	-	0.0%	1,815	13.3%
Total operating expenses	1,153	27.1%	4,321	92.1%	2,274	23.3%	6,238	45.6%

Segment operating loss	$(458)	-10.8%	$(4,344)	-92.5%	$107	1.1%	$(3,797)	-27.7%

Index

Revenue

Revenue for the three month period ended February 29, 2008 was $4.253 million compared to $4.694 million for the three month period ended February 28, 2007, a decrease of $0.441 million or 9%.  The decrease in revenues is primarily due to the decline and/or suspension of capital budgets by some of our major clients, the consolidation in the industry and our decision to downsize our operations.

Revenue for the six month period ended February 29, 2008 was $9.780 million compared to $13.690 million for the six month period ended February 28, 2007, a decrease of $3.910 million or 29%.  The decrease in revenues is primarily due to the decline and/or suspension of capital budgets for some of our major clients, the consolidation in the industry and our decision to downsize our operations.

Gross Profit

Gross profit for the three month period ended February 29, 2008 was $0.695 million, representing 16% of revenue, compared to ($0.023) million representing (0.5)% of revenue for the three month period ended February 28, 2007, an increase of $0.718 million or 3122%.  Gross profit for the six month period ended February 29, 2008 was $2.381 million, representing 24% of revenue, compared to $2.441 million representing 18% of revenue for the six month period ended February 28, 2007, a decrease in gross profit of $0.060 million or 3%.  Gross profit increased for the three month period ended February 29, 2008 as a result of better aligning the asset and labor base with market conditions, thereby reducing the cost of revenue relative to overall revenue.

Operating Income

The operating loss for the three month period, ended February 29, 2008 was ($0.458) million, compared to operating loss of ($4.344) million for the three month period ended February 28, 2007, an decrease in operating loss of $3.886 million or 90%. Operating income for the six month period, ended February 29, 2008 was $0.107 million, compared to operating loss of ($3.797) million for the six month period ended February 28, 2007, an increase in operating income of $3.904 million or 103%. Operating income increased for the three month period ended February 29, 2008 as a result of initiated management team changes, better aligning asset and labor base with market conditions, and evaluating and adjusting ongoing customer contract negotiations and purchasing procedures.  Additionally, the increase is partially due to a non-recurring impairment charge during the three month period ended February 28, 2007.

Transportation Infrastructure

Transportation Infrastructure segment operating results for the three and six month periods ended February 29, 2008 and February 28, 2007 are as follows:

	Three Month Period Ended				Six Month Period Ended
	February 29, 2008		February 28, 2007		February 29, 2008		February 28, 2007
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$10,047	100%	$7,885	100%	$21,627	100%	$20,632	100%
Cost of revenues	9,228	91.8%	6,689	84.8%	19,486	90.1%	17,932	86.9%
Gross profit	819	8.2%	1,196	15.2%	2,141	9.9%	2,700	13.1%

Operating expenses
Selling, general and administrative	1,024	10.2%	733	9.3%	1,839	8.5%	1,506	7.3%
Depreciation and amortization	5	0.0%	145	1.8%	9	0.0%	283	1.4%
Total operating expenses	1,029	10.2%	878	11.1%	1,848	8.5%	1,789	8.7%

Segment operating income (loss)	$(210)	-2.1%	$318	4.0%	$293	1.4%	$911	4.4%

Revenue

Revenue for the three month period ended February 29, 2008 was $10.047 million compared to $7.885 million for the three month period ended February 28, 2007, an increase of $2.162 million or 27%. Revenue for the six month period ended February 29, 2008 was $21.627 million compared to $20.632 million for the six month period ended February 28, 2007, an increase of $.995 million or 5%. Revenue increased primarily due to the company beginning work on new Specialty Projects during the three month Period ended February 29, 2008.

Gross Profit

Gross profit for the three month period ended February 29, 2008 was $0.819 million, representing 8% of revenue, compared to $1.196 million representing 15% of revenue for the three month period ended February 28, 2007, a decrease of $0.377 million or 32%. Gross profit for the six month period ended February 29, 2008 was $2.141 million, representing 10% of revenue, compared to $2.700 million representing 13% of revenue for the six month period ended February 28, 2007, a decrease of $0.559 million or 21%. Gross profit decreased primarily due to an increase in material costs at a lower profit margin at early stages in the jobs within the electric group.

Index

Operating Income

Operating loss for the three month period ended February 29, 2008 was $0.210 million, compared to operating income of $0.318 million for the three month period ended February 28, 2007, a decrease in operating income of $0.528 million or 166%. Operating income for the six month period ended February 29, 2008 was $0.293 million, compared to $0.911 million for the six month period ended February 28, 2007, a decrease of $0.618 million or 68%. Operating income decreased due to unseasonably wet weather conditions in January and February, which caused reduced labor billing despite the substantial increase in backlog.

Ultraviolet Technologies

Ultraviolet Technologies segment operating results for the three and six month periods ended February 29, 2008 and February 28, 2007 are as follows:

	Three Month Period Ended				Six Month Period Ended
	February 29, 2008		February 28, 2007		February 29, 2008		February 28, 2007
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$2,811	100%	$2,913	100%	$6,077	100%	$5,962	100%
Cost of revenues	1,621	57.7%	1,838	63.1%	3,503	57.6%	3,561	59.7%
Gross profit (loss)	1,190	42.3%	1,075	36.9%	2,574	42.4%	2,401	40.3%

Operating expenses
Selling, general and administrative	1,185	42.2%	1,066	36.6%	2,486	40.9%	2,200	36.9%
Depreciation and amortization	83	3.0%	108	3.7%	153	2.5%	217	3.6%
Total operating expenses	1,268	45.1%	1,174	40.3%	2,639	43.4%	2,417	40.5%

Segment operating income (loss)	$(78)	-2.8%	$(99)	-3.4%	$(65)	-1.1%	$(16)	-0.3%

Revenue

Revenue for the three month period ended February 29, 2008 was $2.811 million compared to $2.913 million for the three month period ended February 28, 2007, a decrease of $0.102 million or 4%. Revenue for the six month period ended February 29, 2008 was $6.077 million compared to $5.962 million for the six month period ended February 28, 2007, an increase of $0.115 million or 2%. Revenue decreased for the three month Period ended February 29, 2008 as a result of a decline in sales of conductive inks in the UK, a decline in sales of CD inks in South Africa, and a decrease in NamePlate ink Sales in Asia.

Gross Profit

Gross profit for the three month period ended February 29, 2008 was $1.190 million representing 42% of revenue, compared to $1.075 million representing 37% of revenue for the three month period ended February 28, 2007, an increase of $0.115 or 11%.  Gross profit for the six month period ended February 29, 2008 was $2.574 million representing 42% of revenue, compared to $2.401 million representing 40% of revenue for the six month period ended February 28, 2007, an increase of $0.173 or 7%.  Gross profit did not change significantly for the three month period ended February 29, 2008.

Operating Income

Operating loss for the three month period ended February 29, 2008 was ($0.078) million, compared to operating loss of ($0.099) million for the three month period ended February 28, 2007, an increase in operating income of $0.021 million or 21%. Operating loss for the six month period ended February 29, 2008 was ( $0.065) million, compared to operating loss of ($0.016) million for the six month period ended February 28, 2007, a decrease in operating income of $0.049 million or 306%. Operating income increased for the three month period ended February 29, 2008 primarily due to lower sales returns and allowances as a result of new testing equipment and product improvements, lower freight costs due to lower volume of shipments overseas, lower scrap, closure of an office in Atlanta, and favorable exchange rate differences, offset by lower margin due to slightly lower sales, and higher medical expenses in the self-funded healthcare plan, higher SG&A expenses due to an expansion in research and development and testing facilities.

Index

Electronics Integration

Electronics Integration segment operating results for the three and six month periods ended February 29, 2008 and February 28, 2007 are as follows:

	Three Month Period Ended				Six Month Period Ended
	February 29, 2008		February 28, 2007		February 29, 2008		February 28, 2007
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$2,556	100%	$3,284	100%	$5,569	100%	$7,541	100%
Cost of revenues	2,404	94.1%	3,269	99.5%	5,015	90.1%	6,500	86.2%
Gross profit	152	5.9%	15	0.5%	554	9.9%	1,041	13.8%

Operating expenses
Selling, general and administrative	476	18.6%	731	22.3%	901	16.2%	1,397	18.5%
Depreciation and amortization	11	0.4%	57	1.7%	25	0.4%	80	1.1%
Impairment	-	0.0%	212	6.5%	-	0.0%	212	2.8%
Total operating expenses	487	19.1%	1,000	30.5%	926	16.6%	1,689	22.4%

Segment operating loss	$(335)	-13.1%	$(985)	-30.0%	$(372)	-6.7%	$(648)	-8.6%

Revenue

Revenue for the three month period ended February 29, 2008 was $2.556 million compared to $3.284 million for the three month period ended February 28, 2007, a decrease of $0.728 million or 22%. Revenue for the six month period ended February 29, 2008 was $5.569 million compared to $7.541 million for the six month period ended February 28, 2007, a decrease of $1.972 million or 26%. Revenue decreased for the three month period ended February 29, 2008 primarily due to a lower volume of sales of television products as a result of the completion of one of Kingston’s large contracts, as well as a shortage of healthcare sets due to manufacturing issues within the period.

Gross Profit

Gross profit for the three month period ended February 29, 2008 was $0.152 million representing 6% of revenue, compared to $0.015 million representing 0.5% of revenue for the three month period ended February 28, 2007, an increase of $0.137 million or 913%.  Gross profit for the six month period ended February 29, 2008 was $0.554 million representing 10% of revenue, compared to $1.041 million representing 14% of revenue for the three month period ended February 28, 2007, a decrease of $0.487 million or 47%.  Gross profit increased for the three month period ended February 29, 2008 due to a non-recurring inventory adjustment that took place in the three month period ended February 28, 2007.

Operating Income

Operating loss for the three month period ended February 29, 2008 was ($0.335) million, compared to ($0.985) million for the three month period ended February 28, 2007, a decrease in operating loss of $0.650 million or 66%. Operating loss for the six month period ended February 29, 2008 was ($0.372) million, compared to an operating loss of ($0.648) million for the six month period ended February 28, 2007, a decrease in operating loss of $0.276 million or 43%. The increase in operating income was due to rightsizing staffing, decreased expenses, and selling a large amount of aging inventory, as well as a decrease in depreciation due to a non-recurring expense in the three month period ended February 28, 2007.

Holding Company

Operating Expense

The Holding Company does not have any income producing operating assets. As such, the operating loss was equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the three month period ended February 29, 2008 were $.933 million, compared to $1.702 million for the three month period ended February 28, 2007, a decrease in operating expense of $0.769 million or 45%. Operating expenses for the six month period ended February 29, 2008 were $1.482 million, compared to $2.552 million for the six month period ended February 28, 2007, a decrease of $1.070 million or 42%, mainly due to allocating selling general and administrative expenses beginning September 1, 2007 to the segments, resulting in a decrease of $0.765 million and $0.583 million for the three and six month periods ended February 29, 2008 from the Holding company.

Interest Expense

Interest expense was $0.701 million for the three month period ended February 29, 2008, compared to $0.808 million for the three month period ended February 28, 2007, a decrease of $0.107 million or 13%. Interest expense was $1.496 million for the six month period ended February 29, 2008, compared to $1.655 million for the six month period ended February 28, 2007, a decrease of $0.159 million or 10%. The decrease was primarily due to decreasing interest rates on the variable interest rate notes.

Index

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

Variable Interest Entity

The Company leases a total of five facilities from a consolidated variable interest entity, whose primary purpose is to own and lease these properties to the Company. The VIE had ownership of 384,500 shares of the Company’s stock and is wholly owned by the Company’s Chairman of the Board of Directors and the Chief Executive Officer.  During the period ending February 29, 2008, the VIE distributed the 384,500 shares to the members of the VIE.  The VIE does not have any other significant assets. For the three month period ended February 29, 2008, the consolidation of the VIE comprised of $0.421 million in rental income, offset by a $0.100 million charge to interest expense, a $0.048 million charge to depreciation expense, and $0.001 million in administrative and other miscellaneous expenses.  For the three month period ended February 28, 2007, the consolidation of the VIE comprised of $0.358 million in rental income, offset by a $0.142 million charge to interest expense, a $0.049 million charge to depreciation expense, and $0.042 administrative and other miscellaneous expenses.

For the six month period ended February 29, 2008, the consolidation of the VIE comprised of $0.854 million in rental income, offset by a $0.226 million charge to interest expense, a $0.097 million charge to depreciation expense, $0.047 loss on disposal of building, $0.015 million in administrative and other miscellaneous expenses.  For the six month period ended February 28, 2007, the consolidation of the VIE comprised of $0.584 million in rental income, offset by a $0.279 million charge to interest expense, a $0.098 million charge to depreciation expense, and $0.043 administrative and other miscellaneous expenses.

Refer to Note 2 of the accompanying consolidated financial statements for detailed information regarding the variable interest entity.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents and proceeds from debt borrowings.  We had cash and equivalents of $4.341 million at February 29, 2008 and $9.830 million at August 31, 2007.  At February 29, 2008, we had no borrowings available on our line of credit with the bank.

We had working capital of ($6.404) million at February 29, 2008 compared with $0.3 million at August 31, 2007. The decrease in working capital was primarily due to a decrease in cash and equivalents and a decrease in accounts receivable somewhat offset by the increase in costs and estimated earnings in excess of billings on uncompleted contracts and a decrease in accounts payable.  Current assets are primarily comprised of cash and equivalents, net accounts receivable, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts. Current liabilities are primarily comprised of the line of credit, accounts payable and accrued expenses.

Total debt at February 29, 2008 was $45.00 million including a $4.768 million convertible term note, $32.552 million in bank debt, $1.000 million in debt to a related party, and $6.681 million in the variable interest entity’s debt.  Total debt at August 31, 2007 was $47.6 million.  Total unused borrowings under the line of credit were $0.0 million at February 29, 2008 and August 31, 2007, respectively.  The various debt agreements contain restrictive covenants that limit, among other things, certain mergers and acquisitions, redemptions of common stock, and payment of dividends. In addition, we must meet certain financial ratios.  Total capital expenditures were approximately $0.524 million and $0.5 million for the three month periods ended February 29, 2008 and February 28, 2007, respectively.  Total capital expenditures were approximately $0.989 million and $0.8 million for the six month periods ended February 29, 2008 and February 28, 2007, respectively.  Sources of funds for these expenditures have primarily been from additional borrowings from the bank.

As of February 29, 2008, the Company was not in compliance with certain bank debt covenants.  The Company is currently in discussions with its bank to obtain a waiver related to these covenant violations.  The Company has in place secondary financing options in the event a waiver is not obtained.

Index

Cash Flows

Cash flows provided by (used in) operations for the six month period ended February 29, 2008 and February 28, 2007 were ($1.519) million and $3.556 million, respectively.  This decrease in operating cash flows was due primarily to increased costs and estimated earning in excess of billings on uncompleted contracts.

Net cash flow used in investing activities was $0.599 million for the six month period ended February 29, 2008 compared to $0.364 million for the six month period ended February 28, 2007.  The decrease was primarily due to the purchase of assets by the subsidiaries.

Net cash flow provided by (used in) financing activities was ($3.399) million for the six month period ended February 29, 2008 compared to $0.455 million for the six month period ended February 28, 2007.  The decrease was primarily the result of less borrowing and more debt repayment.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations as of February 29, 2008:

	Payments Due By
Contractual obligation	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt and capital lease obligations	$45,002	$24,834	$8,607	$11,561	$-
Operating lease (1)	15,898	1,506	4,429	3,534	6,429
Total	$60,900	$26,340	$13,036	$15,095	$6,429

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

Transactions with Related Parties

We have entered into various acquisition agreements over the past three years which contain option agreements or rights between the sellers of the acquired entities and our major shareholder, Mr. Carter Fortune, related to the Company’s stock provided as consideration under the acquisitions.  As more fully described in Note 17, the option agreements provide for put/ call options on the Company’s common stock held by the sellers of the acquired companies.   Total estimated cash outlays by the Company’s majority shareholder, subsequent to February 29, 2008, for these options are estimated between $2.4 million and $4.0 million and are expected to be exercised over the next three months.

We lease a total of five facilities from a VIE as described earlier in this filing. The VIE’s primary purpose is to own and lease these properties to the Company. The VIE does not have any other significant assets.  Effective, September 1, 2006, the Company elected to consolidate the VIE through its evaluation of Financial Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R").

Guarantees

A significant portion of our debt and surety bonds are personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer.  Future changes to these guarantees would affect financing capacity of the Company. The Company’s Chairman of the Board and its Chief Executive Officer are continuing discussions with the Company regarding the charging of a guarantee fee. To date, the Chairman of the Board and Chief Executive Officer has not charged a guarantee fee.

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under health insurance and workers compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this situation were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of February 29, 2008, we had approximately $5.6 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.

Index

Payment and Performance Bonds

Within our Wireless Infrastructure and Transportation Infrastructure segments, certain customers, particularly in connection with new construction, require us to post payment or performance bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or fail to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, we have posted letters of credit in the amount of $5.0 million in favor of the surety and, with the consent of our lender under our credit facility; we have granted security interests in certain of our assets to collateralize our obligations to the surety. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future. As of February 29, 2008, an aggregate of approximately $5.0 million in original face amount of bonds issued by the surety were outstanding.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on its variable rate line of credit and convertible term note as described in Note 9 to the consolidated financial statements.  Almost all of the Company’s debt as of February 29, 2008 bears interest at variable rates. Based on amounts outstanding at February 29, 2008, if the interest rate on the Company’s variable debt were to increase by 1.0%, annual interest expense would increase by approximately $0.471million.

Cash and cash equivalents as of February 29, 2008 was $4.341 million and is primarily in subsidiary operating accounts. A hypothetical 10% adverse change in the average interest rate on the Company’s investments would not have had a material effect on net income for the three or six month periods ended February 29, 2008. We do not currently utilize any derivative financial instruments to hedge interest rate risks.

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our European, Singapore, and Chinese foreign subsidiaries. A hypothetical 10% adverse change in the foreign currency translation would not have had a material effect on net income for the three or six month periods ended February 29, 2008. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 29, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on February 29, 2008 in providing reasonable assurance that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that (i) additional accounting personnel were needed both at the parent company level and at certain subsidiaries at February 29, 2008 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures. The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel. Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced. Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.

Index

During the period covered by this report, there have been no changes to our internal controls that have materially affected or that are reasonably likely to materially affect our internal controls over financial reporting.

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

Fortune Industries, Inc.
(Registrant)

Date: April 14, 2008	By: /s/ John F. Fisbeck
John F. Fisbeck,
Chief Executive Officer

Date: April 14, 2008	By: /s/ Garth A. Allred
Garth A Allred,
Chief Financial Officer