Form 10-Q/A
period 2007-02-28
FORTUNE INDUSTRIES, INC.
filed 2008-07-11
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The purpose of Amendment No. 1 to the Company’s Quarterly Report for the quarter ended February 28, 2007 is to reclassify long term debt from our credit facility loan to current debt as a result of covenant violations, revise our statement of cash flows for our variable interest entity activity, and reclassify our investments in Marketable Equity Securities of our variable interest entity to treasury stock.

For convenience, this amended Quarterly Report on Form 10-Q/A sets forth the original filing in its entirety, as amended where necessary to reflect the restatement. The following sections were revised to reflect this restatement:

•	Part I, Item 1. Consolidated Balance Sheets, Consolidated Statement of Cash Flows, Consolidated Statement of changes in Shareholders’ Equity, and Notes to the Consolidated Financial Statements, and

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial statements and other disclosures in the amended Quarterly Report on Form 10-Q/A do not reflect any events that have occurred after the Quarterly Report on Form 10-Q was initially filed on April 16, 2007. The following table sets forth the effects of the restatement on previously reported consolidated financial statements as of, and for the six months ended, February 28, 2007:

	February 28, 2007

	As Previously Reported	Restated

Consolidated Balance Sheet Data:
Marketable Equity Securities (Note 3)	$1,714	$176

Total Current Assets	$42,943	$41,405

Total Assets	$73,470	$71,932

Short-term debt and current maturities of long-term debt (Note 8)	$2,132	$19,299

Line of Credit (Note 8)	$-	$5,911

Total Current Liabilities	$24,466	$47,544

Line of Credit (Note 8)	$5,911	$-

Long-Term Debt, less current maturities (Note 8)	$17,333	$166

Total Long-Term Liabilities	$32,998	$9,920

Treasury Stock, 384,500 shares of common stock	$-	$(1,538)

Total Shareholder’s Equity	$15,301	$13,763

Total Liabilities and Shareholders Equity	$73,470	$71,932

Consolidated Statement of Changes in Shareholders’ Equity:
Variable interest entity investment in 384,500 shares of common stock of the Company	$-	$(1,538)

	Six Months Ended February 28, 2007

	As Previously Reported	Restated

Consolidated Statements of Cash Flows:
Minority interest in variable interest entity income	$-	$163

Net Cash Provided by Operating Activities	$3,392	$3,556

Proceeds from variable interest entity member contributions	$-	$88

Variable interest entity payments on long-term debt	$-	$(80)

Distributions to variable interest entity members	$-	$(59)

Net Cash Provided by Financing Activities	$507	$455

Consolidation of variable interest entity cash	$112	$-

FORTUNE INDUSTRIES, INC.
FORM 10-Q/A
For The Quarterly Period Ended February 28, 2007

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	February 28, 2007	August 31, 2006
	(Unaudited, Restated)	(Audited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$7,294	$3,632
Restricted cash	3,217	3,462
Marketable equity securities (Note 3)	176	1,281
Accounts receivable, net (Note 4)	19,026	25,731
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 5)	2,207	4,500
Inventory, net	6,883	6,761
Deferred tax asset (Note 9)	1,535	1,535
Prepaid expenses and other current assets	1,067	1,922
Total Current Assets	41,405	48,824

OTHER ASSETS
Property, plant & equipment, net (Note 6)	12,342	6,323
Long-term accounts receivable (Note 4)	731	1,276
Goodwill (Note 7)	11,815	11,984
Other intangible assets, net (Note 7)	4,415	4,299
Other long-term assets	1,224	1,579
Total Other Assets	30,527	25,461

TOTAL ASSETS	$71,932	$74,285

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	February 28, 2007	August 31, 2006
	(Unaudited, Restated)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit (Note 8)	5,911	-
Short-term debt and current maturities of long-term debt (Note 8)	$19,299	$2,124
Current maturities of convertible term note (Note 8)	1,818	1,364
Variable interest entity line of credit (Note 8)	2,200	-
Variable interest entity current maturities of long-term debt (Note 8)	543	-
Accounts payable	4,410	9,324
Health and workers' compensation reserves	4,520	3,363
Accrued expenses	5,984	5,449
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 5)	2,427	1,968
Other current liabilities	432	1,849
Total Current Liabilities	47,544	25,441

LONG-TERM LIABILITIES
Line of credit (Note 8)	-	3,330
Long-term debt, less current maturities (Note 8)	166	18,213
Convertible term note (Note 8)	4,768	6,136
Variable interest entity long-term debt, less current maturities (Note 8)	4,771	-
Other long-term liabilities	215	215
Total Long-Term Liabilities	9,920	27,894

Total Liabilities	57,464	53,335

MINORITY INTEREST IN VARIABLE INTEREST ENTITY	705	-

SHAREHOLDERS' EQUITY
Common stock, $0.10 par value; 150,000,000 authorized; 10,840,605 and 10,522,722 issued and outstanding at February 28, 2007 and August 31, 2006, respectively	1,084	1,053
Preferred stock, $0.10 par value; 1,000,000 authorized; 66,180 issued and outstanding at February 28, 2007 and August 31, 2006	6,618	6,618
Additional paid-in capital and warrants outstanding	18,928	17,633
Accumulated deficit	(11,547)	(4,518)
Accumulated other comprehensive income	218	164
	15,301	20,950
Less: Treasury stock, 384,500 and 0 shares of common stock outstanding at February 28, 2007 and August 31, 2006, respectively	(1,538)	-
Total Shareholders Equity	$13,763	$20,950
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$71,932	$74,285

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

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED, RESTATED)

	Common Stock	Treasury Stock (Restated)	Preferred Stock	Additional Paid-in Capital and Warrants Outstanding	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Comprehensive Income

BALANCE AT AUGUST 31, 2006	$1,053	$-	$6,618	$17,633	$(4,518)	$164	$20,950
Net income	-		-	-	(6,781)	-	(6,781)	(6,781)
Issuance of 305,883 shares of common stock for acquisitions	30	-	-	1,246	-	-	1,276	$-
Issuance of 10,000 shares of common stock for compensation	1	-	-	49	-	-	50	$-
Preferred Stock Dividends	-	-	-	-	(248)	-	(248)	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	15	15	15
Unrealized gains on investments, net of tax	-	-	-	-	-	31	31	31
Reclassification adjustments for realized gains & losses included in net income, net of tax	-		-	-	-	8	8	8
Variable interest entity investment in 384,500 shares of common stock of the Company	-	(1,538)	-	-	-	-	(1,538)	-

Total comprehensive income	-	-	-	-	-	-	-	$(6,727)

BALANCE AT FEBRUARY 28, 2007	$1,084	$(1,538)	$6,618	$18,928	$(11,547)	$218	$13,763

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Month Period Ended
	February 28, 2007 (Restated)	February 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(6,781)	$1,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,802	1,024
Provision for losses on accounts receivable	423	(94)
Gain on sale of investments	(9)	(5)
Loss on disposal of assets	411	-
Stock based compensation	50	-
Minority interest in variable interest entity	163	-
Impairment on intangible assets	2,027	-
Changes in certain operating assets and liabilities:
Restricted cash	245	(120)
Accounts receivable	6,333	2,455
Costs and estimated earnings in excess of billings on uncompleted contracts	2,293	(1,445)
Inventory, net	(122)	1,200
Prepaid assets and other current assets	773	281
Other long-term assets	564	(184)
Accounts payable	(4,934)	(2,092)
Health and workers' compensation reserves	1,020	(787)
Accrued expenses and other current liabilities	(1,162)	(896)
Billings in excess of costs and estimated earnings on uncompleted contracts	459	(137)
Other long-term liabilities	-	15
Net Cash Provided by Operating Activities	3,556	461

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(798)	(1,378)
Sale (purchase) of marketable securities, net	1,153	(34)
Acquisition of productive assets and businesses, net of cash received	(719)	(262)
Net Cash Used in Investing Activities	(364)	(1,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under line of credit	2,581	(4,466)
Borrowings on available for sale investment account	-	800
Payments on long-term debt	(913)	(1,427)
Variable interest entity payments on long-term debt	(80)	-
Debt issuance costs		(692)
Borrowings (payments) from convertible debentures	(914)	7,500
Dividends on preferred stock	(248)	(83)
Proceeds from variable interest equity member contributions	88	-
Distributions to variable interest entity members	(59)	-
Net Cash Provided by Financing Activities	455	1,632

Effect of exchange rate changes on cash	15	(10)

NET INCREASE IN CASH AND EQUIVALENTS	3,662	409

CASH AND EQUIVALENTS
Beginning of Period	3,632	3,787

End of Period	$7,294	$4,196

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Month Period Ended
	February 28, 2007	February 28, 2006
SUPPLEMENTAL DISCLOSURES
Interest paid	$1,266	$1,053

Income taxes paid	$72	$21

Unrealized net gain on marketable equity securities	$29	$(57)

Acquisition of Precision Employee Management, LLC
Fair value of assets acquired	$2,376
Common stock consideration	1,276
Cash paid	$1,100

Consolidation of Variable Interest Entity
Cash	$111
Prepaid expenses and other current assets	1
Property, Plant and Equipment	6,724
Other long-term assets	4
Total Assets	$6,840

Line of credit	$2,200
Current maturities of long-term debt	543
Accounts payable and accrued expenses	159
Long-term debt	4,771
Minority interest	705
Less: Treasury Stock	(1,538)
Total Liabilities and Minority Interest	$6,840

Non-cash investing and financing activities:
Issuance of preferred stock for debt extinguishment		$6,618
Issuance of warrants in connection with loan refinancing		266
		$6,884

Acquisition of Audio Video Revolution, Inc.
Fair value of assets acquired		$262
Cash paid		$262

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

	Three Month Period Ended		Six Month Period Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$33,835	$33,888	$76,115	$73,681

Operating income (loss)	$(6,219)	$924	$(4,549)	$2,299

Net income (loss) available to common shareholders	$(7,728)	$325	$(6,975)	$1,217

Basic income (loss) per common share	$(0.73)	$0.03	$(0.66)	$0.12

Diluted income (loss) per common share	$(0.63)	$0.03	$(0.57)	$0.11

NOTE 3 - INVESTMENTS IN MARKETABLE EQUITY SECURITIES

The amortized cost and approximate fair values of marketable equity securities held are summarized as follows:

	February 28,	August 31, 2006 (Audited)
	2007
	(Unaudited, Restated)
Amortized cost	$153	$1,297
Net unrealized gain (loss)	23	(16)
Estimated fair value	$176	$1,281

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

Amortization expense on intangible assets currently owned by the Company at February 28, 2007 for each of the next five fiscal years is as follows:

2007	$338
2008	682
2009	817
2010	378
2011	378
2012 and thereafter	1,232

Total	$3,825

NOTE 8 - DEBT ARRANGEMENTS

The Company’s debt liabilities consisted of the following:

	February 28,	August 31, 2006 (Audited)
	2007
	(Unaudited, Restated)
Notes payable:

Revolving line of credit promissory note due August 31, 2008. Interest at LIBOR plus 1.75% or 1.50% upon achievement of certain financial performance criteria. The loan is secured by the business assets of the Company.	$5,911	$3,330

Term loan due in monthly installments of $167 plus interest at LIBOR plus 1.75% or 1.50% upon achievement of certain financial performance criteria through maturity date, August 31, 2011. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two majority shareholders (the Chairman of the Board and the CEO of the Company).	19,167	20,000

Various term notes due in monthly installments of $6, including interest at ranges from 4.9% to 9.03% through April 2010. The loans are secured by vehicles and equipment.	198	173

Convertible Term Note:

Convertible term note due in monthly installments of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan is guaranteed by the Company’s two majority shareholders.	6,586	7,500

Debt with shareholder:

Term note due in monthly installments of $3 including interest at 4.0% through September 2008. The loan is secured by vehicles and equipment.	45	63

Variable Interest Entity

Revolving line of credit promissory note due May 31, 2007. Interest at LIBOR plus 1.6%. The loan is secured by real estate and personal guarantees of the Company’s two majority shareholders.	2,200	-

Various term loans due in monthly installments totaling $44 plus interest at ranges from LIBOR plus 1.5% to LIBOR plus 1.6%. The loans mature at dates ranging from February 2009 through April 2011. The notes are secured by real estate and personal guarantees of the Company’s two majority shareholders.	5,314	-

Capital leases:

Various notes due in monthly installments of $5 including interest at ranges from 2.3% to 11.6% through June 2010. The loans are secured by computers and equipment.	55	101

Total debt	39,476	31,167

Less current maturities	(29,771)	(3,488)

Long-term portion of outstanding debt	$9,705	$27,679

Fiscal year principal payments due on long-term debt outstanding (including convertible term note) at February 28, 2007 are approximately as follows:

2007	$28,968
2008	3,344
2009	6,330
2010	547
2011	287

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

As of February 28, 2007, the Company was not in compliance with certain covenants.  The Company is currently in discussions with its bank to obtain a waiver related to these covenant violations.  Under terms of the Agreement, the bank may call the loan if the Company is in violation of any restrictive covenants.  In the absence of waivers from the bank and in accordance with FAS 78, the Company reclassified the related notes payable as current debt.  This reclassification totaled $23,078 as of February 28, 2007.

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

The real estate owned by the VIE consists of land, buildings and building improvements, which were subject to mortgages under which the lender has no recourse to the Company.  The non-cash consolidation of the assets and liabilities of the variable interest entity at February 28, 2007, consisted of the following:

Assets
Cash	$112
Property and equipment	6,724
Other assets	4
$6,840

Liabilities and Members Equity
Line of credit	$2,200
Current maturities of long-term debt	543
Accounts payable and accrued expenses	159
Long-term debt, net of current maturities	4,771
7,673

Members equity	705
Less: Treasury Stock	(1,538)
(833)

$6,840

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

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions (1)	Infrastructure	Technologies	Integration	Total
3-Months Ended February 28, 2007
Revenue	$4,694	$13,462	$7,885	$2,913	$3,284	$32,238
Cost of revenue	4,717	11,197	6,689	1,838	3,269	27,710
Gross profit	(23)	2,265	1,196	1,075	15	4,528
Operating expenses
Selling, general and administrative	2,323	1,808	733	1,066	731	6,661
Depreciation and amortization	183	175	145	108	57	668
Impairment	1,815	-	-	-	212	2,027
Total operating expenses	4,321	1,983	878	1,174	1,000	9,356

Segment operating income (loss)	$(4,344)	$282	$318	$(99)	$(985)	$(4,828)

	Holding	Consolidated	VIE	Segment
	Company	VIE	Elimination	Totals
3-Months Ended February 28, 2007 (continued)
Revenue	$-	$358	$(357)	$32,239
Cost of revenue	-	-	-	27,710
Gross profit (loss)	-	358	(357)	4,529
Operating expenses
Selling, general and administrative	1,335	43	(357)	7,682
Depreciation and amortization	367	49	-	1,084
Impairment	-	-	-	2,027
Total operating expenses	1,702	92	(357)	10,793

Segment operating income (loss)	$(1,702)	$266	$-	$(6,264)

(1) Gross billings of $106,493 less worksite employee payroll costs of $93,031.

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions (1)	Infrastructure	Technologies	Integration	Total
3-Months Ended February 28, 2006 (restated)
Revenue	$5,762	$11,325	$9,625	$2,882	$3,762	$33,356
Cost of revenue	4,049	8,155	8,908	1,816	2,894	25,822
Gross profit	1,713	3,170	717	1,066	868	7,534
Operating expenses
Selling, general and administrative	1,186	1,654	764	976	509	5,089
Depreciation and amortization	89	156	104	97	51	497
Total operating expenses	1,275	1,810	868	1,073	560	5,586

Segment operating income (loss)	$438	$1,360	$(151)	$(7)	$308	$1,948

	Holding	Consolidated	VIE	Segment
	Company	VIE	Elimination	Totals
3-Months Ended February 28, 2006 (continued, restated)
Revenue	$-	$-	$-	$33,356
Cost of revenue	-	-	-	25,822
Gross profit	-	-	-	7,534
Operating expenses
Selling, general and administrative	993	-	-	6,082
Depreciation and amortization	46	-	-	543
Total operating expenses	1,039	-	-	6,625

Segment operating income (loss)	$(1,039)	$-	$-	$909

(1) Gross billings of $77,496 less worksite employee payroll costs of $66,171.

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions (1)	Infrastructure	Technologies	Integration	Total
6-Months Ended February 28, 2007
Revenue	$13,690	$25,092	$20,632	$5,962	$7,541	$72,917
Cost of revenue	11,249	20,378	17,932	3,561	6,500	59,620
Gross profit	2,441	4,714	2,700	2,401	1,041	13,297
Operating expenses
Selling, general and administrative	4,125	3,377	1,506	2,200	1,397	12,605
Depreciation and amortization	298	317	283	217	80	1,195
Impairment	1,815	-	-	-	212	2,027
Total operating expenses	6,238	3,694	1,789	2,417	1,689	15,827

Segment operating income (loss)	$(3,797)	$1,020	$911	$(16)	$(648)	$(2,530)

	Holding	Consolidated	VIE	Segment
	Company	VIE	Elimination	Totals
6-Months Ended February 28, 2007 (continued)
Revenue	$-	$584	$(578)	$72,923
Cost of revenue	-	-	-	59,620
Gross profit	-	584	(578)	13,303
Operating expenses
Selling, general and administrative	2,043	43	(578)	14,113
Depreciation and amortization	509	98	-	1,802
Impairment	-	-	-	2,027
Total operating expenses	2,552	141	(578)	17,942

Segment operating income (loss)	$(2,552)	$443	$-	$(4,639)

(1) Gross billings of $189,410 less worksite employee payroll costs of $164,318.

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions (1)	Infrastructure	Technologies	Integration	Total
6-Months Ended February 28, 2006 (restated)
Revenue	$12,586	$21,063	$23,727	$5,579	$6,844	$69,799
Cost of revenue	9,308	15,386	21,642	3,304	5,387	55,027
Gross profit	3,278	5,677	2,085	2,275	1,457	14,772
Operating expenses
Selling, general and administrative	2,346	3,035	1,480	2,010	981	9,852
Depreciation and amortization	158	310	206	190	82	946
Total operating expenses	2,504	3,345	1,686	2,200	1,063	10,798

Segment operating income (loss)	$774	$2,332	$399	$75	$394	$3,974

	Holding	Consolidated	VIE	Segment
	Company	VIE	Elimination	Totals
6-Months Ended February 28, 2006 (continued, restated)
Revenue	$-	$-	$-	$69,799
Cost of revenue	-	-	-	55,027
Gross profit	-	-	-	14,772
Operating expenses
Selling, general and administrative	1,687	-	-	11,539
Depreciation and amortization	78	-	-	1,024
Total operating expenses	1,765	-	-	12,563

Segment operating income (loss)	$(1,765)	$-	$-	$2,209

(1) Gross billings of $147,946 less worksite employee payroll costs of $126,883.

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions	Infrastructure	Technologies	Integration	Total
As of February 28, 2007 (Unaudited)
Current Assets
Cash and equivalents	$86	$6,802	$(255)	$727	$(114)	$7,246
Restricted cash	-	3,217	-	-	-	3,217
Marketable equity securities	-	118	-	-	-	118
Accounts receivable, net	7,187	1,990	6,271	1,936	1,712	19,096
Costs and estimated earnings in excess of billings on uncompleted contracts	1,116	-	1,091	-	-	2,207
Inventory, net	81	16	3,481	1,794	1,511	6,883
Deferred tax asset	-	847	688	-	-	1,535
Prepaid expenses and other current assets	159	177	289	286	50	961
Total Current Assets	8,629	13,167	11,565	4,743	3,159	41,263

Other Assets
Property, plant & equipment, net	997	285	1,620	1,966	187	5,055
Accounts receivable - long term	-	-	731	-	-	731
Goodwill	-	5,692	152	4,695	1,276	11,815
Other intangible assets, net	-	3,808	-	607	-	4,415
Other long term assets	-	27	-	23	16	66
Total Other Assets	997	9,812	2,503	7,291	1,479	22,082

Total Assets	$9,626	$22,979	$14,068	$12,034	$4,638	$63,345

	Holding	Consolidated	Segment
	Company	VIE	Totals
As of February 28, 2007 (continued, Unaudited)
Current Assets
Cash and equivalents	$(64)	$112	$7,294
Restricted cash	-	-	3,217
Marketable equity securities	58	-	176
Accounts receivable, net	(70)	-	19,026
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	2,207
Inventory, net	-	-	6,883
Deferred tax asset	-	-	1,535
Prepaid expenses and other current assets	202	(96)	1,067
Total Current Assets	126	16	41,405

Other Assets
Property, plant & equipment, net	563	6,724	12,342
Accounts receivable - long term	-	-	731
Goodwill	-	-	11,815
Other intangible assets, net	-	-	4,415
Other long term assets	1,154	4	1,224
Total Other Assets	1,717	6,728	30,527

Total Assets	$1,843	$6,744	$71,932

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions	Infrastructure	Technologies	Integration	Total
As of August 31, 2006 (Audited)
Current Assets
Cash and equivalents	$(791)	$4,308	$78	$594	$(187)	$4,002
Restricted cash	-	3,462	-	-	-	3,462
Marketable equity securities	-	1,246	-	-	-	1,246
Accounts receivable, net	9,632	1,858	10,701	1,884	2,260	26,335
Costs and estimated earnings in excess of billings on uncompleted contracts	2,269	-	2,231	-	-	4,500
Inventory, net	218	30	3,154	1,721	1,638	6,761
Deferred tax asset	-	876	659	-	-	1,535
Prepaid expenses and other current assets	255	623	424	286	22	1,610
Total Current Assets	11,583	12,403	17,247	4,485	3,733	49,451

Other Assets
Property, plant & equipment, net	1,311	448	1,686	1,997	299	5,741
Accounts receivable - long term	-	-	1,276	-	-	1,276
Goodwill	1,497	4,153	152	4,695	1,487	11,984
Other intangible assets, net	359	3,289	-	651	-	4,299
Other long term assets	-	28	-	14	87	129
Total Other Assets	3,167	7,918	3,114	7,357	1,873	23,429

Total Assets	$14,750	$20,321	$20,361	$11,842	$5,606	$72,880

	Holding	Consolidated	Segment
	Company	VIE	Totals
As of August 31, 2006 (continued, Audited)
Current Assets
Cash and equivalents	$(370)	$-	$3,632
Restricted cash	-	-	3,462
Marketable equity securities	35	-	1,281
Accounts receivable, net	(604)	-	25,731
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	4,500
Inventory, net	-	-	6,761
Deferred tax asset	-	-	1,535
Prepaid expenses and other current assets	312	-	1,922
Total Current Assets	(627)	-	48,824

Other Assets
Property, plant & equipment, net	582	-	6,323
Accounts receivable - long term	-	-	1,276
Goodwill	-	-	11,984
Other intangible assets, net	-	-	4,299
Other long term assets	1,450	-	1,579
Total Other Assets	2,032	-	25,461

Total Assets	$1,405	$-	$74,285

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents, marketable equity securities and proceeds from debt borrowings.  We had $7.358 million (excluding $0.112 million variable interest entity cash) at February 28, 2007 and $4.913 million of cash and equivalents and marketable equity securities at August 31, 2006.

We had working capital of $(3.349) million (excluding variable interest entity working capital which includes cash of $0.112 million and current debt of $2.902 million) at February 28, 2007 compared with $23.383 million at August 31, 2006. The decrease in working capital was due mainly to the decrease in accounts receivable and the reclassification of the debt from long term to current.  Current assets are comprised primarily of cash and equivalents, net accounts receivable, marketable equity securities, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts.

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

Cash Flows

Cash flows provided by operations for the six month period ended February 28, 2007 were $3.556 million as compared to $0.461 million for the six month period ended February 28, 2006. This increase in operating cash flows was due mainly to increased collections of outstanding accounts receivables.

Net cash flow used in investing activities was $0.364 million for the six month period ended February 28, 2007 compared to $1.674 million for the six month period ended February 28, 2006.  The increase was due mainly to the sale of marketable securities and a decrease in capital expenditures mainly in our Wireless Infrastructure and Transportation Infrastructure segments.

Net cash flow provided by financing activities was $0.455 million for the six month period ended February 28, 2007 compared to $1.632 million for the six month period ended February 28, 2006.  The decrease was mainly the result of less borrowing used to finance operations and investing uses of cash.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations as of February 28, 2007:

	Payments Due By
Contractual obligation	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(Dollars in thousands)
Long-term debt and capital lease obligations	$31,963	$28,635	$2,826	$502	$-
Variable interest entity debt	7,513	2,702	4,383	428	-
Operating lease (1)	6,020	3,659	1,905	312	144

Total	$45,496	$34,996	$9,114	$1,242	$144

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

Fortune Industries, Inc.
(Registrant)

Date: July 1, 2008	By: /s/ John F. Fisbeck

John F. Fisbeck,
Chief Executive Officer

Date: July 1, 2008	By: /s/ Garth A. Allred

Garth A Allred,
Chief Financial Officer