Form 10-Q/A
period 2007-05-31
FORTUNE INDUSTRIES, INC.
filed 2008-07-11
CIK 851249

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

Explanatory Note

The purpose of Amendment No. 1 to the Company’s Quarterly Report for the quarter ended May 31, 2007 is to reclassify long term debt from our credit facility loan to current debt as a result of covenant violations, revise our statement of cash flows for our variable interest entity activity, reclassify our temporary equity component related to the ESG acquisition to liabilities, reclassify our investments in Marketable Equity Securities of our variable interest entity to treasury stock, and disclose put options related to our ESG acquisition.

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

The financial statements and other disclosures in the amended Quarterly Report on Form 10-Q/A do not reflect any events that have occurred after the Quarterly Report on Form 10-Q was initially filed on July 16, 2007. The following table sets forth the effects of the restatement on previously reported consolidated financial statements as of, and for the nine months ended, May 31, 2007:

	May 31, 2007

	As Previously Reported	Restated

Consolidated Balance Sheet Data:
Marketable Equity Securities (Note 3)	$1,594	$79

Total Current Assets	$46,813	$45,298

Total Assets	$87,626	$86,111

Short-term debt and current maturities of long-term debt (Note 8)	$2,252	$18,919

Line of Credit (Note 8)	$-	$12,931

Total Current Liabilities	$32,621	$62,219

Line of Credit (Note 8)	$12,931	$-

Long-Term Debt, less current maturities (Note 8)	$16,935	$268

Other long-term liabilities	$215	$1,029

Total Long-Term Liabilities	$38,851	$10,067

Treasury Stock, 384,500 shares of common stock	$-	$(1,515)

Total Shareholder’s Equity	$15,314	$12,985

Total Liabilities and Shareholders Equity	$87,626	$86,111

Consolidated Statement of Changes in Shareholders’ Equity:
Variable interest entity investment in 384,500 shares of common stock of the Company	$-	$(1,515)

	Nine Months Ended May 31, 2007

	As Previously Reported	Restated

Consolidated Statements of Cash Flows:
Minority interest in variable interest entity income	$-	$473

Net Cash Provided by Operating Activities	$7,302	$7,775

Proceeds from variable interest entity member contributions	$-	$88

Variable interest entity payments on long-term debt	$-	$(297)

Distributions to variable interest entity members	$-	$(239)

Net Cash Provided by Financing Activities	$6,154	$5,706

Consolidation of variable interest entity cash	$25	$-

FORTUNE INDUSTRIES, INC.
FORM 10-Q/A
For The Quarterly Period Ended May 31, 2007

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	May 31, 2007 (Unaudited, Restated)	August 31, 2006 (Audited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$9,085	$3,632
Restricted cash	4,612	3,462
Marketable equity securities (Note 3)	79	1,281
Accounts receivable, net (Note 4)	19,218	25,731
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 5)	2,335	4,500
Inventory, net	6,855	6,761
Deferred tax asset (Note 9)	1,535	1,535
Prepaid expenses and other current assets	1,579	1,922
Total Current Assets	45,298	48,824

OTHER ASSETS
Property, plant & equipment, net (Note 6)	12,465	6,323
Long-term accounts receivable (Note 4)	872	1,276
Goodwill (Note 7)	18,596	11,984
Other intangible assets, net (Note 7)	7,751	4,299
Other long-term assets	1,129	1,579
Total Other Assets	40,813	25,461

TOTAL ASSETS	$86,111	$74,285

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	May 31, 2007 (Unaudited, Restated)	August 31, 2006 (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt (Note 8)	$18,919	$2,124
Line of credit (Note 8)	12,931	-
Current maturities of convertible term note (Note 8)	1,818	1,364
Variable interest entity line of credit (Note 8)	2,200	-
Variable interest entity current maturities of long-term debt (Note 8)	504	-
Accounts payable	6,112	9,324
Health and workers' compensation reserves	6,450	3,363
Accrued expenses	8,611	5,449
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 5)	1,753	1,968
Other current liabilities	2,922	1,849
Total Current Liabilities	62,220	25,441

LONG-TERM LIABILITIES
Line of credit (Note 8)	-	3,330
Long-term debt, less current maturities (Note 8)	268	18,213
Convertible term note (Note 8)	4,086	6,136
Variable interest entity long-term debt, less current maturities (Note 8)	4,684	-
Other long-term liabilities	1,029	215
Total Long-Term Liabilities	10,067	27,894

Total Liabilities	72,287	53,335

MINORITY INTEREST IN VARIABLE INTEREST ENTITY	840	-

SHAREHOLDERS' EQUITY
Common stock, $0.10 par value; 150,000,000 authorized; 10,822,607 and 10,522,722 issued and outstanding at May 31, 2007 and August 31, 2006, respectively	1,120	1,053
Preferred stock, $0.10 par value; 1,000,000 authorized; 66,180 issued and outstanding at May 31, 2007 and August 31, 2006	6,618	6,618
Additional paid-in capital and warrants outstanding	19,419	17,633
Accumulated deficit	(12,902)	(4,518)
Accumulated other comprehensive income	244	164
	14,499	20,950
Less: Treasury stock, 384,500 and 0 shares of common stock outstanding at May 31, 2007 and August 31, 2006, respectively	(1,515)	-
Total Shareholders' Equity	12,984	20,950

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$86,111	$74,285

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

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED, RESTATED)

	Common Stock	Treasury Stock (Restated)	Preferred Stock	Additional Paid-in Capital and Warrants Outstanding	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Restated)	Comprehensive Income (Loss)

BALANCE AT AUGUST 31, 2006	$1,053	$-	$6,618	$17,633	$(4,518)	$164	$20,950

Net loss	-	-	-	-	(8,012)	-	(8,012)	(8,012)

Issuance of 665,883 shares of common stock for acquisitions	66	-	-	1,738	-	-	1,804	$-
Issuance of 10,000 shares of common stock for compensation	1	-	-	48	-	-	49	$-
Preferred Stock Dividends	-	-	-	-	(372)	-	(372)	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	49	49	49
Unrealized gains on investments, net of tax	-	-	-	-	-	23	23	23
Reclassification adjustments for realized gains & losses included in net income, net of tax	-	-	-	-	-	8	8	8
Variable interest entity investment in 384,500 shares of common stock of the Company	-	(1,515)	-	-	-	-	(1,515)	-

Total comprehensive income (loss)	-	-	-	-	-	-	-	$(7,932)

BALANCE AT MAY 31, 2007	$1,120	$(1,515)	$6,618	$19,419	$(12,902)	$244	$12,984

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Month Period Ended
	May 31, 2007 (Restated)	May 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(8,012)	$1,513
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,415	1,620
Provision for losses on accounts receivable	342	(120)
(Gain) loss on sale of investments	8	(8)
Loss on disposal of assets	506	-
Stock based compensation	49	-
Minority interest in variable interest entity income	473	-
Impairment on intangible assets	2,027	-
Changes in certain operating assets and liabilities:
Restricted cash	(1,150)	(138)
Accounts receivable	7,472	861
Costs and estimated earnings in excess of billings on uncompleted contracts	2,165	(3,462)
Inventory, net	(94)	616
Prepaid assets and other current assets	2,779	286
Other long-term assets	435	(274)
Accounts payable	(3,784)	1,000
Health and workers' compensation reserves	1,242	(753)
Accrued expenses and other current liabilities	1,117	(2,337)
Billings in excess of costs and estimated earnings on uncompleted contracts	(215)	198
Net Cash Provided by (Used in) Operating Activities	7,775	(998)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(905)	(2,139)
Sale (purchase) of marketable securities, net	1,225	(24)
Acquisition of productive assets and businesses, net of cash received	(8,397)	(262)
Net Cash Used in Investing Activities	(8,077)	(2,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under line of credit	9,601	(1,387)
Payments on short and long-term debt	(1,479)	(2,089)
Variable interest entity payments on long-term debt	(297)	-
Borrowings (payments) from convertible debentures	(1,596)	6,808
Dividends on preferred stock	(372)	(207)
Proceeds from variable interest entity member contributions	88	-
Distributions to variable interest entity members	(239)	-
Net Cash Provided by Financing Activities	5,706	3,125

Effect of exchange rate changes on cash	49	66

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	5,453	(232)

CASH AND EQUIVALENTS
Beginning of Period	3,632	3,787

End of Period	$9,085	$3,555

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Month Period Ended
	May 31, 2007 (Restated)	May 31, 2006

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,921	$1,679

Income taxes paid	$134	$44

Unrealized net gain (loss) on marketable equity securities	$23	$(149)

Acquisition of Employer Solutions Group, Inc.
Fair value of assets acquired	$11,524
Common stock consideration	2,424
Cash paid	$9,100

Acquisition of Precision Employee Management, LLC
Fair value of assets acquired	$2,376
Common stock consideration	1,276
Cash paid	$1,100

Consolidation of Variable Interest Entity
Cash	$25
Prepaid expenses	10
Property, plant and equipment	6,675
Other long-term assets	3
Total Assets	$6,713

Line of credit	$2,200
Current maturities of long-term debt	504
Long-term debt	4,684
Minority interest	840
Less: Treasury Stock	(1,515)
Total Liabilities and Minority Interest	$6,713

Non-cash investing and financing activities:
Issuance of preferred stock for debt extinguishment		$6,618
Issuance of warrants in connection with loan refinancing		266
		$6,884

Acquisition of Audio Video Revolution, Inc.
Fair value of assets acquired		$262
Cash paid		262
Liabilities recorded		$-

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

NOTE 2 - ACQUISITIONS AND PRO FORMA RESULTS

Acquisitions

Employer Solutions Group, LLC.

The Company acquired all membership units of ESG and acquired certain assets and assumed certain liabilities through a unit purchase agreement entered into effective March 1, 2007 by and among ESG, a Utah company, Craig Allred, Dee Henderson, Garth Allred, David Dyches, Kurt Robinson and Kira Reisch, the Company, Carter Fortune and John Fisbeck. The Company’s acquisition of ESG enabled the Company to expand its geographic presence in the professional employment organization (“PEO”) marketplace. The purchase price of approximately $11,520 includes cash paid by the Company of $9,100 and issuance of 577,143 shares of the Company’s common stock valued at the closing price of the Company’s stock on the date of purchase at $4.20 per share. Of the 577,143 total shares issued; 217,143 shares were issued to the sellers at closing and 360,000 contingent shares are held in escrow and may be earned based on the EBITDA schedule below. The Company entered into an agreement in which the sellers may put (put option) the 217,143 shares issued at closing to the

Company during the thirty (30) day period that begins on March 1, 2010. The Company recorded $814 related to the put option on the 217,143 shares as other long term liabilities, since the Company is not able to control whether such options can be put to the Company during the required time period. The contingent shares are earned based on the table below:

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

	Three Month Period Ended		Nine month Period Ended
	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$42,286	$48,359	$135,117	$123,749

Operating income (loss)	$(286)	$979	$(5,743)	$3,507

Net income (loss) available to common shareholders	$(1,355)	$332	$(9,075)	$1,827

Basic income (loss) per common share	$(0.12)	$0.03	$(0.84)	$0.17

Diluted income (loss) per common share	$(0.10)	$0.03	$(0.73)	$0.16

NOTE 3 - INVESTMENTS IN MARKETABLE EQUITY SECURITIES

The amortized cost and approximate fair values of marketable equity securities held are summarized as follows:

	May 31, 2007 (Unaudited, Restated)	August 31, 2006 (Audited)
Amortized cost	$79	$1,297
Net unrealized loss	-	(16)
Estimated fair value	$79	$1,281

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

Amortization expense on intangible assets currently owned by the Company at May 31, 2007 for each of the next five fiscal years is as follows:

2007	$297
2008	1,195
2009	1,205
2010	942
2011	942
2012 and thereafter	2,580
Total	$7,161

NOTE 8 - DEBT ARRANGEMENTS

The Company’s debt liabilities consisted of the following:

	May 31,	August 31, 2006 (Audited)
	2007
	(Unaudited, Restated)

Notes payable:

Revolving line of credit promissory note due August 31, 2008. Interest at LIBOR plus 1.75% or 1.50% upon achievement of certain financial performance criteria. The loan is secured by the business assets of the Company.	$12,931	$3,330

Term loan due in monthly installments of $167 plus interest at LIBOR plus 1.75% or 1.50% upon achievement of certain financial performance criteria through maturity date, August 31, 2011. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two majority shareholders (the Chairman of the Board and the CEO of the Company).	18,667	20,000

Various term notes due in monthly installments of $13, including interest at ranges from 4.9% to 9.03% through April 2010. The loans are secured by vehicles and equipment.	364	173

Convertible Term Note:

Convertible term note due in monthly installments of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan is guaranteed by the Company’s two majority shareholders.	5,904	7,500

Debt with shareholder:

Term note due in monthly installments of $3 including interest at 4.0% through September 2008. The loan is secured by vehicles and equipment.	36	63

Variable Interest Entity

Revolving line of credit promissory note due September 30, 2007. Interest at LIBOR plus 1.6%. The loan is secured by real estate and personal guarantees of the Company’s two majority shareholders.	2,200	-

Various term loans due in monthly installments totaling $44 plus interest at ranges from LIBOR plus 1.5% to LIBOR plus 1.6%. The loans mature at dates ranging from February 2009 through April 2011. The notes are secured by real estate and personal guarantees of the Company’s two majority shareholders.	5,188	-

Capital leases:

Various notes due in monthly installments of $6 including interest at ranges from 2.3% to 11.6% through June 2010. The loans are secured by computers and equipment.	120	101
Total debt	45,410	31,167
Less current maturities	(36,372)	(3,488)
Long-term portion of outstanding debt	$9,038	$27,679

Fiscal year principal payments due on long-term debt outstanding (including convertible term note) at May 31, 2007 are approximately as follows:

2007	$32,474
2008	5,656
2009	6,439
2010	548
2011	293
2012 and thereafter	-
$45,410

Credit Facility Loan and Security Agreement

The Company maintains a $35,000 credit facility with Fifth Third Bank. The facility includes a $20,000 term loan evidenced by a term loan note, which matures on August 31, 2011 and a $15,000 revolving line of credit promissory note, which matures on August 31, 2008. Availability under the revolving line of credit is the lesser of $15,000 or the borrowing base amount, which is calculated monthly as a percentage of the Company's eligible assets. Interest is charged on the loans at LIBOR plus 1.75%, which may be reduced to LIBOR plus 1.5% if the Company meets certain performance criteria. The line of credit and term loan are secured by assets of the Company and the term loan is additionally secured by personal guarantees of the Company’s two majority shareholders (the Chairman of the Board of Directors and the CEO). Outstanding borrowings on the line of credit amounted to $12,931 and $3,330 at May 31, 2007 and August 31, 2006, respectively. Total unused borrowings under the line of credit amounted to $2,069 and $11,670 at May 31, 2007 and August 31, 2006, respectively.

Covenant terms of the Company’s loan agreement require the maintenance of certain ratios including debt (not including subordinated debt) to EBITDA and fixed charge coverage. Additionally, the Company must maintain $1,000 in tangible net worth and the personal guarantor (the Company’s Chairman of the Board) of the agreement must meet certain liquidity tests.

As of May 31, 2007, the Company was not in compliance with certain covenants. The Company is currently in discussions with its bank to obtain a waiver related to these covenant violations. Under terms of the Agreement, the bank may call the loan if the Company is in violation of any restrictive covenants. In the absence of waivers from the bank and in accordance with FAS 78, the Company reclassified the related notes payable as current debt. This reclassification totaled $29,598 as of May 31, 2007.

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

The real estate owned by the VIE consists of land, buildings and building improvements, which were subject to mortgages under which the lender has no recourse to the Company. The non-cash consolidation of the assets and liabilities of the variable interest entity at May 31, 2007, consisted of the following:

Assets
Cash	$25
Prepaid expenses	10
Property, plant and equipment	6,675
Other assets	3
$6,713

Liabilities and Members Equity
Line of credit	$2,200
Current maturities of long-term debt	504
Long-term debt, net of current maturities	4,684
7,388

Members equity	840
Less: Treasury Stock	(1,515)
(675)
$6,713

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

	Wireless Infrastructure	Business Solutions (1)	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
3-Months Ended May 31, 2007
Revenue	$5,100	$22,012	$8,882	$3,378	$2,912	$42,284
Cost of revenue	3,621	18,590	7,664	1,950	2,432	34,257
Gross profit	1,479	3,422	1,218	1,428	480	8,027
Operating expenses
Selling, general and administrative	1,455	3,010	787	1,226	557	7,035
Depreciation and amortization	48	347	4	6	18	423
Impairment	-	-	-	-	-	-
Total operating expenses	1,503	3,357	791	1,232	575	7,458

Segment operating income (loss)	$(24)	$65	$427	$196	$(95)	$569

	Holding Company	Consolidated VIE	VIE Elimination	Segment Totals
3-Months Ended May 31, 2007 (continued)
Revenue	$-	$470	$(468)	$42,286
Cost of revenue	-	-	-	34,257
Gross profit	-	470	(468)	8,029
Operating expenses
Selling, general and administrative	1,127	8	(468)	7,702
Depreciation and amortization	140	50	-	613
Impairment	-	-	-	-
Total operating expenses	1,267	58	(468)	8,315

Segment operating income (loss)	$(1,267)	$412	$-	$(286)

(1) Gross billings of $156,933 less worksite employee payroll costs of $134,922.

	Wireless Infrastructure	Business Solutions (1)	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
3-Months Ended May 31, 2006 (restated)
Revenue	$6,922	$11,123	$15,144	$3,297	$2,982	$39,468
Cost of revenue	5,685	8,793	13,187	1,824	2,409	31,898
Gross profit	1,237	2,330	1,957	1,473	573	7,570
Operating expenses
Selling, general and administrative	1,555	1,533	811	1,103	789	5,791
Depreciation and amortization	113	158	128	98	21	518
Total operating expenses	1,668	1,691	939	1,201	810	6,309

Segment operating income (loss)	$(431)	$639	$1,018	$272	$(237)	$1,261

	Holding Company	Consolidated VIE	VIE Elimination	Segment Totals
3-Months Ended May 31, 2006 (continued, restated)
Revenue	$-	$-	$-	$39,468
Cost of revenue	-	-	-	31,898
Gross profit	-	-	-	7,570
Operating expenses
Selling, general and administrative	391	-	-	6,182
Depreciation and amortization	78	-	-	596
Total operating expenses	469	-	-	6,778

Segment operating income (loss)	$(469)	$-	$-	$792

(1) Gross billings of $69,689 less worksite employee payroll costs of $58,566.

	Wireless Infrastructure	Business Solutions (1)	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
9-Months Ended May 31, 2007
Revenue	$18,790	$47,103	$29,514	$9,340	$10,454	$115,201
Cost of revenue	14,870	38,968	25,596	5,511	8,932	93,877
Gross profit	3,920	8,135	3,918	3,829	1,522	21,324
Operating expenses
Selling, general and administrative	5,580	6,387	2,293	3,426	1,954	19,640
Depreciation and amortization	346	664	287	223	98	1,618
Impairment	1,815	-	-	-	212	2,027
Total operating expenses	7,741	7,051	2,580	3,649	2,264	23,285

Segment operating income (loss)	$(3,821)	$1,084	$1,338	$180	$(742)	$(1,961)

	Holding Company	Consolidated VIE	VIE Elimination	Segment Totals
9-Months Ended May 31, 2007 (continued)
Revenue	$-	$1,054	$(1,046)	$115,209
Cost of revenue	-	-	-	93,877
Gross profit	-	1,054	(1,046)	21,332
Operating expenses
Selling, general and administrative	3,170	51	(1,046)	21,815
Depreciation and amortization	649	148	-	2,415
Impairment	-	-	-	2,027
Total operating expenses	3,819	199	(1,046)	26,257

Segment operating income (loss)	$(3,819)	$855	$-	$(4,925)

(1) Gross billings of $346,343 less worksite employee payroll costs of $299,240.

	Wireless Infrastructure	Business Solutions (1)	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
9-Months Ended May 31, 2006 (restated)
Revenue	$19,508	$32,186	$38,871	$8,876	$9,826	$109,267
Cost of revenue	14,993	24,179	34,829	5,128	7,796	86,925
Gross profit	4,515	8,007	4,042	3,748	2,030	22,342
Operating expenses
Selling, general and administrative	3,901	4,568	2,291	3,113	1,770	15,643
Depreciation and amortization	271	469	334	288	103	1,465
Total operating expenses	4,172	5,037	2,625	3,401	1,873	17,108

Segment operating income (loss)	$343	$2,970	$1,417	$347	$157	$5,234

	Holding Company	Consolidated VIE	VIE Elimination	Segment Totals
9-Months Ended May 31, 2006 (continued, restated)
Revenue	$-	$-	$-	$109,267
Cost of revenue	-	-	-	86,925
Gross profit	-	-	-	22,342
Operating expenses
Selling, general and administrative	2,078	-	-	17,721
Depreciation and amortization	155	-	-	1,620
Total operating expenses	2,233	-	-	19,341

Segment operating income (loss)	$(2,233)	$-	$-	$3,001

(1) Gross billings of $217,635 less worksite employee payroll costs of $185,449.

	Wireless Infrastructure	Business Solutions	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
As of May 31, 2007 (Unaudited, Restated)
Current Assets
Cash and equivalents	$42	$8,309	$256	$619	$(15)	$9,127
Restricted cash	-	4,612	-	-	-	4,612
Marketable equity securities	-	10	-	-	-	10
Accounts receivable, net	5,135	3,236	7,528	2,068	1,360	19,327
Costs and estimated earnings in excess of billings on uncompleted contracts	1,353	-	982	-	-	2,335
Inventory, net	78	24	3,551	1,794	1,408	6,855
Deferred tax asset	-	876	659	-	-	1,535
Prepaid expenses and other current assets	232	650	185	287	69	1,423
Total Current Assets	6,840	17,717	13,161	4,768	2,822	45,224

Other Assets
Property, plant & equipment, net	877	635	1,650	1,944	158	5,264
Accounts receivable – long term	-	-	872	-	-	872
Goodwill	-	12,473	152	4,695	1,276	18,596
Other intangible assets, net	-	7,167	-	584	-	7,751
Other long term assets	-	28	-	17	9	54
Total Other Assets	877	20,303	2,674	7,240	1,443	32,537

Total Assets	$7,717	$38,020	$15,835	$12,008	$4,265	$77,761

	Holding Company	Consolidated VIE	Segment Totals
As of May 31, 2007 (Unaudited, Restated)
Current Assets
Cash and equivalents	$(67)	$25	$9,085
Restricted cash	-	-	4,612
Marketable equity securities	69	-	79
Accounts receivable, net	(109)	-	19,218
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	2,335
Inventory, net	-	-	6,855
Deferred tax asset	-	-	1,535
Prepaid expenses and other current assets	156	-	1,579
Total Current Assets	49	25	45,298

Other Assets
Property, plant & equipment, net	526	6,675	12,465
Accounts receivable – long term	-	-	872
Goodwill	-	-	18,596
Other intangible assets, net	-	-	7,751
Other long term assets	1,072	3	1,129
Total Other Assets	1,598	6,678	40,813

Total Assets	$1,647	$6,703	$86,111

	Wireless Infrastructure	Business Solutions	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
As of August 31, 2006 (Audited)
Current Assets
Cash and equivalents	$(791)	$4,308	$78	$594	$(187)	$4,002
Restricted cash	-	3,462	-	-	-	3,462
Marketable equity securities	-	1,246	-	-	-	1,246
Accounts receivable, net	9,632	1,858	10,701	1,884	2,260	26,335
Costs and estimated earnings in excess of billings on uncompleted contracts	2,269	-	2,231	-	-	4,500
Inventory, net	218	30	3,154	1,721	1,638	6,761
Deferred tax asset	-	876	659	-	-	1,535
Prepaid expenses and other current assets	255	623	424	286	22	1,610
Total Current Assets	11,583	12,403	17,247	4,485	3,733	49,451

Other Assets
Property, plant & equipment, net	1,311	448	1,686	1,997	299	5,741
Accounts receivable - long term	-	-	1,276	-	-	1,276
Goodwill	1,497	4,153	152	4,695	1,487	11,984
Other intangible assets, net	359	3,289	-	651	-	4,299
Other long term assets	-	28	-	14	87	129
Total Other Assets	3,167	7,918	3,114	7,357	1,873	23,429

Total Assets	$14,750	$20,321	$20,361	$11,842	$5,606	$72,880

	Holding Company	Consolidated VIE	Segment Totals
As of August 31, 2006 (continued, Audited)
Current Assets
Cash and equivalents	$(370)	$-	$3,632
Restricted cash	-	-	3,462
Marketable equity securities	35	-	1,281
Accounts receivable, net	(604)	-	25,731
Costs and estimated earnings in excess
of billings on uncompleted contracts	-	-	4,500
Inventory, net	-	-	6,761
Deferred tax asset	-	-	1,535
Prepaid expenses and
other current assets	312	-	1,922
Total Current Assets	(627)	-	48,824

Other Assets
Property, plant & equipment, net	582	-	6,323
Accounts receivable - long term	-	-	1,276
Goodwill	-	-	11,984
Other intangible assets, net	-	-	4,299
Other long term assets	1,450	-	1,579
Total Other Assets	2,032	-	25,461

Total Assets	$1,405	$-	$74,285

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

Gross Profit

Gross profit for the three month period ended May 31, 2007 was $3.422 million, representing 16% of revenue, compared to $2.330 million, representing 21% of revenue for the three month period ended May 31, 2006, an increase of $1.092 million or 47%. Gross profit for the nine month period ended May 31, 2007 was $8.135 million, representing 17% of revenue, compared to $8.007 million, representing 25% of revenue for the nine month period ended May 31, 2006, an increase of $0.128 million or 2%. Gross profit increased due to the acquisitions of ESG and Precision offset by higher health and workers compensation claims related to our insurance programs. Gross profit as a percentage of revenue decreased as a result of higher health and workers compensation claims. The Company's self-funded liability within certain of these programs is limited to $0.180 in health insurance and $0.250 or $0.750 in workers compensation insurance.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents, marketable equity securities and proceeds from debt borrowings. We had cash and equivalents and marketable equity securities of $9.139 million (excluding $25 thousand variable interest entity cash) at May 31, 2007 and $4.913 million at August 31, 2006.

We had working capital of $(14.253) million (excluding variable interest entity working capital which includes current assets of $.025 million and current liabilities of $2.693 million) at May 31, 2007 compared with $23.383 million at August 31, 2006. The decrease in working capital was due primarily to the decrease in accounts receivable and to the reclassification of debt from long term to current. Current assets are comprised primarily of cash and equivalents, net accounts receivable, marketable equity securities, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts.

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

Cash Flows

Cash flows provided by operations for the nine month period ended May 31, 2007 were $7.775 million as compared to cash flow used in operations of $0.983 million for the nine month period ended May 31, 2006. This increase in operating cash flows was due primarily to increased collections of outstanding accounts receivable.

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

Net cash flow provided by financing activities was $5.706 million for the nine month period ended May 31, 2007 compared to $3.125 million for the nine month period ended May 31, 2006. The increase was primarily the result of additional borrowing used to finance the acquisitions of Precision and ESG.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations as of May 31, 2007:

	Payments Due By
Contractual obligation	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(Dollars in thousands)
Long-term debt and capital	$38,022	$34,563	$3,444	$15	$-
Variable interest entity debt	7,388	2,703	4,271	414	-
Operating lease (1)	6,418	2,719	2,075	133	1,491

Total	$51,828	$39,985	$9,790	$562	$1,491

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

Fortune Industries, Inc.
(Registrant)

Date: July 3, 2008	By: /s/ John F. Fisbeck
John F. Fisbeck,
Chief Executive Officer

Date: July 3, 2008	By: /s/ John F. Fisbeck
John F. Fisbeck,
Principal Financial Officer (acting)