Form 10-K/A
period 2007-08-31
FORTUNE INDUSTRIES, INC.
filed 2008-07-11
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 0-19049
Fortune Industries, Inc.
 (Exact name of registrant as specified in its charter)

Indiana	20-2803889
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6402 Corporate Drive, Indianapolis, Indiana	46278
(Address of principal executive offices)	(Zip Code)

(317) 532-1374
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($0.10 par value per share) (“Common Stock”);	American Stock Exchange

Series A Cumulative Preferred Stock ($0.10 par value per share) (“Preferred Stock”)	American Stock Exchange
(Title of Class)	(Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a large accelaerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ (Do not check if  a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of February 28, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock and Preferred Stock held by non-affiliates, based upon the closing price per share for the registrant’s common stock as reported on the American Stock Exchange, was approximately $8.3 million.

The number of shares of the registrant’s Common Stock, outstanding as of December 6, 2007 was 11,391,823. The number of shares of the registrant’s Preferred Stock, outstanding as of December 6, 2007 was 66,180

For the purpose of calculating the aggregate market value of the Company’s Common Stock held by non-affiliates, the Company utilized the definition of “affiliates’ provided by Rule 12b-2 of the Exchange Act. In applying that definition, the Company has considered all individual members of the “Control Group” as designated in the Schedule 13D filed by the Company on August 7, 2000 and on any amendments thereto to be affiliates, as well as all then current directors and officers. As used for purposes of determining the aggregate market value of the Voting Common Stock held by non-affiliates, “beneficial ownership” of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this calculation, a person is deemed to have beneficial ownership of any security that such person had the right to acquire within 60 days after February 28, 2007. The Company then multiplied the beneficial ownership of the non-affiliates by the closing price of the Company’s Common Stock, as of the date stated above, to derive the market value, or ‘float.’

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

The purpose of Amendment No. 1 to the Company’s Annual Report for the year ended August 31, 2007 is to reclassify long term debt from our credit facility loan to current debt as a result of covenant violations, reclassify our temporary equity component related to the ESG acquisition to liabilities, and disclose put options related to our ESG acquisition.

For convenience, this amended Annual Report on Form 10-K/A sets forth the original filing in its entirety, as amended where necessary to reflect the restatement. The following sections were revised to reflect this restatement:

•	Part II, Item 6. Selected Financial Data,
•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and
•	Part II, Item 8. Financial Statements and Supplementary Data

The financial statements and other disclosures in the amended Annual Report on Form 10-K/A do not reflect any events that have occurred after the Annual Report on Form 10-K was initially filed on December 14, 2007. The following table sets forth the effects of the restatement on previously reported consolidated financial statements as of, and for the year ended, August 31, 2007:

	August 31, 2007
	As Previously Reported	Restated

Consolidated Balance Sheet Data:
Short-term debt and current maturities of long-term debt (Note 10)	$2,249	$18,416
Total Current Liabilities	$48,117	$64,284
Long-Term Debt, less current maturities (Note 8)	$16,375	$208
Other long-term liabilities	$215	$1,029
Total Long-Term Liabilities	$25,099	$9,746
Total Liabilities	$73,216	$74,030
Temporary Equity (Note 14)	$814	$-

PART I

Item 1. Business

General

Fortune Industries, Inc. is a holding company of various product and service entities which operate in diverse market segments.  The terms “we,” “our,” “us,” “the Company,” and “management,” as used herein refers to Fortune Industries, Inc. and its subsidiaries unless the context otherwise requires.  We provide a variety of services and products for selected market segments, which are classified under five operating segments: Business Solutions; Wireless Infrastructure; Transportation Infrastructure; Ultraviolet Technologies; and Electronics Integration.

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

The companies in the Business Solutions segment also provide partially self-funded workers’ compensation insurance coverage for their customers worksite employees through Wausau Insurance (“Wausau”) and high deductible workers compensation insurance coverage through Lumberman’s Underwriting Alliance (“LUA”). Under the partially self-funded policy with Wausau, our PEOs are liable for the first $250,000 of claims per occurrence, with Wausau held liable for all excess claims.  Under the LUA policy, the Company is liable for the first $750,000 of claims per occurrence, with LUA held liable for all excess claims.  The LUA policy has no limit on the aggregate amount of all claims per policy year.  The Wausau and LUA workers compensation policies provide coverage in most all states with the exception of those states that are “monopolistic” in coverage and therefore require employers to use their respective state insurance funds for coverage.

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

Wireless Infrastructure Segment

We have invested in wireless infrastructure businesses since July 2001, and have completed six acquisitions primarily related to infrastructure products and service offerings related to the development, marketing, management, maintenance and upgrading of wireless telecommunications sites.  In 2005, we began marketing the consolidated services of these subsidiaries under the Fortune Wireless name brand to promote our “turn-key” service offerings whereby the companies in our Wireless Infrastructure segment assist with multiple areas of wireless infrastructure under integrated contracting arrangements, in addition to providing those services.  Wireless infrastructure services include site acquisition, engineering, architecture and design, construction management, and technical consulting.

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

Under customer service agreements in our Business Solutions segment, we become a co-employer of worksite employees and assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such worksite employees. Our obligations include responsibility for:

•	payment of the salaries and wages for work performed by worksite employees, regardless of whether the client timely pays us the associated service fee; and

•	providing benefits to worksite employees even if our costs to provide such benefits exceed the fees the client pays us.

If a client does not pay us, or if the costs of benefits we provide to worksite employees exceed the fees a client pays us, our ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on our financial condition or results of operations.

We may face operational challenges as a result of changes in federal, state and local regulations.

As a major employer, our operations in the Business Solutions segment are affected by numerous federal, state and local laws and regulations relating to labor, tax and employment matters. By entering into a co-employer relationship with employees of our clients, we assume certain obligations and responsibilities of an employer under these laws. However, many of these laws (such as ERISA and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of “employer” under these laws is not uniform. In addition, some  of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. Any adverse application of these other federal or state laws to the PEO relationship with our worksite employees could have a material adverse effect on our results of operations or financial condition.   However, due to the strong legislative efforts of the National Association of Professional Employer Organizations (NAPEO), much of this risk is being mitigated, as NAPEO has put in place in many states, via legislation, regulations that satisfy most state legislatures.  These self-imposed industry regulations also help to clarify or define the PEO co-employment relationship in various areas of state employment law and have greatly reduced the risk of legislative change negatively affecting PEO’s at the state level.

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

We record our state unemployment tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Should our claim experience increase, our unemployment tax rates could increase. In addition, states have the ability under law to increase unemployment tax rates to cover deficiencies in the unemployment tax fund. Some states have implemented retroactive cost increases.   Some client contractual arrangements limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees.   The PEO contracts for the PEM office in Arizona limits their ability to pass on SUTA rate increases.   However, the financial position of the Arizona office is not material in relation to the Business Solutions Segment as a whole.  In addition these contracts are being revised with the provision being changed during the 2008 year.  PEO Contracts for clients in the states of Utah and Colorado do not limit the PEOs ability to raise SUTA rates on an as needed basis.  PEO contracts in the States of Indiana and Tennessee are also non restrictive regarding the PEOs ability to raise SUTA rates on an as needed basis   As a result, most increases to a PEOs SUTA rate can be past on to their clients and will not  have a material adverse effect on our financial condition or results of operations.

Our operating results may vary significantly from quarter-to-quarter.

During the winter months and at other times of year, demand for our services (including, but not limited to the services provided by the Wireless Infrastructure and Transportation Infrastructure segments) may be lower due to inclement weather.  In addition, inclement weather could cause delays in the issuance or completion of projects.  Further, our quarterly results may also be materially affected by:

•	the timing and volume of work under new agreements;
•	the termination of existing agreements;
•	regional or general economic conditions;
•	a change in the mix of our customers, contracts and business;
•	the budgetary spending patterns of customers;
•	variations in the margins of projects performed during any particular quarter;
•	increases in construction and design costs;
•	the availability of products to sell;
•	changes to the cost of available products;
•	changes in bonding requirements applicable to new agreements;
•	losses experienced in our operations not otherwise covered by insurance;
•	payment risk associated with the financial condition of our customers;

•	costs we incur to support growth internally or through acquisitions or otherwise;
•	the timing of acquisitions; and
•	the magnitude of acquisition assimilation costs.

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

We may not successfully integrate the companies that we have acquired or that we may acquire with our existing operations without substantial costs, delays or other operational or financial problems.  Failure to implement proper overall business controls could result in inconsistent operating and financial practices at the companies that we acquire, and our overall profitability could be adversely affected.  Integrating our acquired companies involves a number of special risks which could materially and adversely affect our business, financial condition and results of operations, including:

•	failure of acquired companies to achieve the results that we expect;
•	diversion of management's attention from operational matters;
•	difficulties integrating the operations and personnel of acquired companies;

•	inability to retain key personnel of the acquired companies;
•	risks associated with unanticipated events or liabilities;
•	the potential disruption of business; and
•	the difficulty of maintaining uniform standards, controls, procedures and policies.

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

	Year Ended August 31,
	2007 (1)	2006	2005 (2)	2004 (3)	2003 (4)
	(Dollars in thousands, except per share data)
Total Revenues	$158,349	$157,113	$113,096	$66,882	$15,470

Net Income (Loss)	(7,286)	2,219	(2,317)	2,402	115

Net Income (Loss) Available to Common Shareholders	(7,782)	1,888	(2,317)	2,402	115

Net Income (Loss) per Share:
Basic	$(0.72)	$0.18	$(0.22)	$0.23	$0.01

Diluted	$(0.63)	$0.16	$(0.22)	$0.23	$0.01

Weighted Average Shares Outstanding:
Basic	10,841	10,582	10,496	10,209	7,739
Diluted	12,394	11,845	10,501	10,249	7,829

Consolidated Balance Sheet Data:
Cash and Short-Term Investments	$9,830	$4,913	$5,986	$5,486	$1,222
Working Capital	(15,896)	23,383	1,200	9,174	3,358
Goodwill and Intangibles, net	25,911	16,283	16,385	12,303	7,219
Total Assets	88,355	74,285	65,086	51,569	18,033
Long-Term Obligations and Redeemable Preferred Stock	16,364	34,512	11,585	12,881	7,210
Shareholders’ Equity	14,089	20,950	12,073	12,818	5,654

(1)	Includes the acquisition of Precision Employee Management, LLC in February 2007 and Employer Solutions Group., Inc. in March 2007.

(2)	Includes the acquisition of CSM, Inc. in April 2005.

(3)	Includes the acquisition of Professional Staff Management, Inc. in October 2003 and the James H. Drew Corp. in April 2004.

(4)	Includes the acquisition of Nor-Cote International, Inc. in July 2003.

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

•
Earnings are dependant on a number of factors including our ability to execute operational strategies and integrate acquired companies into our existing operations.  Our historical growth has been due to several significant acquisitions over the past five years.  Future growth in revenues and earnings may not increase at the same rate as historical growth.

•
We have current and long-term debt liabilities of $47.6 million.  Principal payments of $22.7 million and estimated interest payments of approximately $3.57 million are due within 12 months. The ability to meet financing needs may affect future management strategies.

•
Certain of our expenses, such as wages, benefits and rent, are subject to normal inflationary pressures.  Inflation for medical costs can impact both our reserves for self-funded medical plans as well as our reserves for workers' compensation claims.

•	Typically, the first, third and fourth quarter represent the best quarters for our consolidated financial results. These results are attained due to our investment in the construction industry.
•
We maintain a solid working relationship with all of our unions and good employee relations are a focus of our management.  Although we believe we have good employee relations, there can be no assurances that work stoppages can be avoided in future periods.

•
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

Business Solutions

We continue to expand service offerings in addition to our payroll services, including human resource outsourcing, employment training and testing.  While the majority of customer operations are concentrated in the Arizona, Colorado, Indiana, Tennessee and Utah markets, we intend to expand service offerings through acquisitions or new offices in the next twelve to twenty-four months.  We are in the process of installing a universal software platform among all of our PEOs.  We believe this universal platform will result in operational efficiencies and save on audit and compliance fees.  Financial results may be affected by changes in the state regulatory environments, results under our partially self-funded health and partially self-funded workers compensation insurance plans, and economic conditions.

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

The following factors contributed to the increases and decreases in revenues in fiscal year 2007:

•	The Wireless Infrastructure decreases were due mainly to decreased demand for products and services offered by our companies and our decision to downsize this business.
•	The Business Solutions increases were due to the acquisition of PEM in February 2007 and ESG in March 2007 as well as an increased customer base.
•	The Transportation Infrastructure decreases were due to the inability to replace certain large jobs that existed in the prior year and the timing of the release of federal highway funds.
•	The Ultraviolet Technologies lack of change was due to new product offerings offset by lost sales due to certain quality issues.
•	The Electronics Integration decreases were due to personnel changes and decreased sales to integrators, distributors and restaurant chains.

The following factors contributed to the increases and decreases in net income in fiscal year 2007:

•
Increased expenses relating to impairment charges on certain intangible assets of $1.815 million recognized in the Wireless Infrastructure segment and $0.212 million recognized in the Electronics Integration segment.

•	Increased expenses resulting from the inability to match the number of employees with the work available in the Wireless Infrastructure segment.
•	Increased expenses resulting from product quality issues in the Ultraviolet Technologies segment.
•	Unfavorable claims experience related to our health and workers’ compensation plans in the Business Solutions segment.
•	Increase in interest expense of approximately $1.0 million due to the funding of acquisitions, the funding of the Company’s net losses and rate increases.

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

•
The Wireless Infrastructure increases were mainly due to increased demand for products and services offered by our companies due to the cellular communication industry’s investment in expansion of their networks and increased marketing of our services.

•	The Business Solutions increases were due to the acquisition of CSM in April 2005 as well as increased customer base.
•	The Transportation Infrastructure increases were due to improved market conditions due to the release of federal highway funds and due to favorable weather conditions.
•	The Ultraviolet Technologies increases were due to new product offerings and expanded revenue streams in the Asian marketplace.
•	The Electronics Integration increases were due to the acquisition of AVR in November 2005, which created our entry into the custom home theatre market.

The increase in net income in fiscal year 2006 was attributed to the increase in revenues discussed above.  Also, items which contributed to the increase in net income include the following:

•	Decreased expenses relating to impairment charges on certain intangible assets of $0.6 million recognized in the Electronics Integration and Wireless Infrastructure segments in fiscal year 2005.
•	Increased productivity as a result of more favorable weather conditions and a change in job mix where we acted as general contractor in our Transportation Infrastructure segment.
•	Expansion of television product offerings through new vendor relationships at more competitive pricing in our Electronics Integration segment.
•	Implementation of a more stringent credit policy and an improved inventory management system in our Electronics Integration segment.
•	Favorable claims experience related to our health and workers compensation plans in the Business Solutions segment.
•
Income tax benefit of $0.5 million due to the release of a portion of our valuation allowance related to our net operating loss carryforward based on conservative projections of taxable earnings in fiscal 2006.

Additionally, items which offset the increase in net income include the following items:

•	Increase in expenses related to hiring of new management and sales personnel in the Wireless Infrastructure and Business Solutions segments.
•	Increase in expenses related to new offices in the Wireless Infrastructure and Ultraviolet Technologies segments.
•
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

We had working capital of ($15.9) million at August 31, 2007 compared with $23.4 million at August 31, 2006. The decrease in working capital was due mainly to the inclusion of the variable interest entity line of credit, the reclassification of the bank line of credit and term note from long-term to current, the increase in health and workers’ compensation reserves, an increase in accrued expenses, a decrease in accounts receivable, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts and a decrease in marketable equity securities.  We had $1.2 million in working capital at August 31, 2005.  Current assets are composed primarily of cash and equivalents, net accounts receivable, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts.

Total debt at August 31, 2007 was $47.6 million including a $5.7 million convertible term note, $33.6 million in bank debt, $1.0 million in debt to a related party and $7.3 million in the variable interest entity’s debt.  Total debt at August 31, 2006 was $31.2 million.  The increase in debt was due to the new debt to a related party, the inclusion of the variable interest entity’s debt and the full use of the Company’s line of credit with the bank.  Total debt at August 31, 2005 was $33.2 million. On August 31, 2006, we negotiated a $35 million credit facility with Fifth Third Bank.  Under terms of this loan agreement, the term loan component was personally guaranteed by our two major shareholders, while the revolving note was secured by assets of the Company.  On October 18, 2007, we amended some of the terms of this loan agreement.  Under the new agreement, the term loan component and the revolving note are both personally guaranteed by our two major shareholders.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of August 31, 2007:

	Payments Due By
Contractual obligation	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt and capital lease obligations	$47,563	$38,846	$6,821	$1,896	$0
Operating lease (1)	18,324	3,304	2,446	5,761	6,813

Total	$65,887	$42,150	$9,267	$7,657	$6,813

(1)	Operating leases represent the total future minimum lease payments.

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

The PEOs report revenues in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The PEOs report revenues on a gross basis, the total amount billed to clients for service fees which includes health and welfare benefit plan fees, workers’ compensation insurance, unemployment insurance fees, and employment-related taxes. The PEOs report revenues on a gross basis for such fees because the PEOs are the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19.  The PEOs report revenues on a net basis for the amount billed to clients for worksite employee salaries and wages. This accounting policy of reporting revenue net as an agent versus gross as a principal has no effect on gross profit, operating income, or net income.

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections “ a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 was effective in our current fiscal year. There was no impact of adoption in fiscal 2007 as there were no accounting changes or corrections of errors.

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

In November 2006, the FASB ratified the consensuses of Emerging Issues Task Force (EITF) Issue No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”  (EITF 06-6). This consensus supersedes EITF Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues and applies to modifications or exchanges of debt instruments that occur during interim or annual reporting periods for our fiscal year beginning September 1, 2008. We are currently evaluating the impact of EITF 06-6 on our consolidated financial statements. We do not anticipate that the adoption of this pronouncement will have a material effect on our consolidated financial statements.

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

/s/ Somerset CPAs, P.C.

Indianapolis, Indiana
December 13, 2007

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	August 31,	August 31,
	2007 (Restated)	2006

ASSETS
CURRENT ASSETS
Cash and equivalents	$9,830	$3,632
Restricted cash (Note 1)	5,091	3,462
Marketable equity securities (Note 4)	-	1,281
Accounts receivable, net (Note 5)	21,157	25,731
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 6)	1,279	4,500
Inventory, net (Note 7)	6,656	6,761
Deferred tax asset (Note 12)	1,535	1,535
Prepaid expenses and other current assets	2,840	1,922
Total Current Assets	48,388	48,824

OTHER ASSETS
Property, plant & equipment, net (Note 8)	12,238	6,323
Long-term accounts receivable (Note 5)	770	1,276
Goodwill (Note 9)	18,461	11,984
Other intangible assets, net (Note 9)	7,450	4,299
Other long-term assets	1,048	1,579
Total Other Assets	39,967	25,461

TOTAL ASSETS	$88,355	$74,285

See Accompanying Notes to Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	August 31,	August 31,
	2007 (Restated)	2006

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit (Note 10)	$15,000	$-
Short term debt and current maturities of long-term debt (Note 10)	18,416	2,124
Current maturities of convertible term note (Note 10)	2,727	1,364
Variable interest entity line of credit (Note 10)	2,200	-
Variable interest entity current maturities of long-term debt (Note 10)	503	-
Accounts payable	9,168	9,324
Health and workers' compensation reserves	5,128	3,363
Accrued expenses	9,239	5,449
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 6)	1,178	1,968
Other current liabilities	725	1,849
Total Current Liabilities	64,284	25,441

LONG-TERM LIABILITIES
Line of credit (Note 10)	-	3,330
Long-term debt, less current maturities (Note 10)	208	18,213
Convertible term note (Note 10)	2,950	6,136
Line of credit term note - majority shareholder (Note 10)	1,000	-
Variable interest entity long-term debt, less current maturities (Note 10)	4,559	-
Other long-term liabilities	1,029	215
Total Long-Term Liabilities	9,746	27,894

Total Liabilities	74,030	53,335

MINORITY INTEREST IN VARIABLE INTEREST ENTITY (NOTE 12)	236	-

SHAREHOLDERS' EQUITY (NOTE 14)
Common stock, $0.10 par value; 150,000,000 authorized; 11,391,823 and 10,522,722 issued and outstanding at August 31, 2007 and August 31, 2006, respectively	1,117	1,053
Preferred stock, $0.10 par value; 1,000,000 authorized; 66,180 issued and outstanding at August 31, 2007 and August 31, 2006, respectively	6,618	6,618
Additional paid-in capital and warrants outstanding	19,317	17,633
Accumulated deficit	(12,300)	(4,518)
Accumulated other comprehensive income	260	164
	15,012	20,950
Less: Treasury stock, 384,500 shares of common stock outstanding at August 31, 2007	(923)	-

Total Shareholders’ Equity	14,089	20,950

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$88,355	$74,285

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

See Accompanying Notes to Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

	Common Stock	Treasury Stock	Preferred Stock	Additional Paid-in Capital and Warrants Outstanding	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Comprehensive Income

BALANCE AT AUGUST 31, 2004	$1,008	$-	$-	$15,893	$(4,089)	$6	$12,818
Issuance of 223,450 shares of common stock for acquisitions	23	-	-	1,012	-	-	1,035	$-
Exercise of stock options	2	-	-	-	-	-	2	-
Reclassification of 80,000 shares of common stock for contingency settlements	8	-	-	176	-	-	184	-
Other stock compensation	5	-	-	259	-	-	264	-
Net income	-	-	-	-	(2,317)	-	(2,317)	(2,317)
Foreign currency translation
adjustments, net of tax	-	-	-	-	-	(17)	(17)	(17)
Unrealized gains (losses) on investments, net of tax	-	-	-	-	-	64	64	64
Reclassification adjustments for realized gains & losses included in net income, net of tax	-	-	-	-	-	40	40	40

Total comprehensive loss	-	-	-	-	-	-	-	$(2,230)

BALANCE AT AUGUST 31, 2005	$1,046	$-	$-	$17,340	$(6,406)	$93	$12,073
Issuance of 64,459 shares of common stock for acquisitions	7	-	-	293	-	-	300	$-
Retirement of 101,580 shares of common stock	(2)	-	-	(98)	-	-	(100)	-
Issuance of 66,180 shares of preferred stock	-	-	6,618	-	-	-	6,618	-
Stock compensation	2	-	-	98	-	-	100	-
Net income	-	-	-	-	2,219	-	2,219	2,219
Preferred Stock Dividends	-	-	-	-	(331)	-	(331)	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	80	80	80
Unrealized gains (losses) on investments, net of tax	-	-	-	-	-	(16)	(16)	(16)
Reclassification adjustments for realized gains & losses included in net income, net of tax	-	-	-	-	-	7	7	7

Total comprehensive income	-	-	-	-	-	-	-	$2,290

BALANCE AT AUGUST 31, 2006	$1,053	$-	$6,618	$17,633	$(4,518)	$164	$20,950
Issuance of 883,026 shares of common stock for acquisitions	66	-	-	1,738	-	-	1,804	-
Issuance of 22,000 shares of common stock for compensation	2	-	-	88	-	-	90	-
Retirement of 35,926 shares of common stock	(4)	-	-	(142)	-	-	(146)	-
Net loss	-	-	-	-	(7,286)	-	(7,286)	(7,286)
Preferred Stock Dividends	-	-	-	-	(496)	-	(496)	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	64	64	64
Unrealized gains on investments, net of tax	-	-	-	-	-	24	24	24
Reclassification adjustments for realized gains & losses included in net income, net of tax	-	-	-	-	-	8	8	8
Variable interest entity investment in 384,500 shares of common stock of the Company	-	(923)	-	-	-	-	(923)	-

Total comprehensive loss	-	-	-	-	-	-	-	$(7,190)

BALANCE AT AUGUST 31, 2007	$1,117	$(923)	$6,618	$19,317	$(12,300)	$260	$14,089

See Accompanying Notes to Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Year Ended
	August 31,	August 31,	August 31,
	2007 (restated)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(7,286)	$2,219	$(2,317)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,686	2,269	2,301
Provision for losses on accounts receivable	(184)	(98)	400
Loss on sale of investments	8	7	40
Loss on disposal of assets	381	-	5
Stock based compensation	90	100	264
Minority interest in variable interest entity income	724	-	-
Deferred income taxes	-	(521)	-
Impairment on intangible assets	2,027	-	-
Changes in certain operating assets and liabilities:
Restricted cash	(406)	(1,978)	(987)
Accounts receivable	6,059	(4,179)	(5,192)
Costs and estimated earnings in excess of billings on uncompleted contracts	3,221	(1,819)	(802)
Inventory, net	105	1,567	1,537
Prepaid assets and other current assets	295	(130)	29
Other long-term assets	565	(809)	(830)
Accounts payable	(728)	2,181	1,109
Health and workers' compensation reserves	(80)	(637)	(457)
Accrued expenses and other current liabilities	(852)	727	(548)
Billings in excess of costs and estimated earnings on uncompleted contracts	(790)	(133)	189
Net Cash Provided by (Used in) Operating Activities	5,835	(1,234)	(5,259)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,020)	(2,754)	(1,932)
Purchases of marketable securities	-	(204)	(176)
Proceeds from sales of marketable securities	1,225	1,050	-
Acquisition of productive assets and businesses, net of cash received	(7,317)	(502)	(2,758)
Net Cash Used in Investing Activities	(7,112)	(2,410)	(4,866)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under line of credit	11,670	(15,668)	11,050
Variable interest entity net borrowings (payments) under line of credit	-	-	-
Borrowings on short-term debt - majority shareholder	1,000	-	800
Payment on short-term debt - majority shareholder	-	-	(827)
Borrowings on long-term debt	-	20,000	1,880
Payments on short and long-term debt	(2,041)	(7,236)	(2,496)
Variable interest entity payments on long-term debt	(463)	-	-
Debt issuance costs	-	(856)	-
Borrowings (payments) from convertible debentures	(1,822)	7,500	-
Dividends on preferred stock	(496)	(331)	-
Proceeds from variable interest entity member contributions	129	-	-
Distributions to variable interest entity members	(566)	-	-
Other	-	-	(5)
Net Cash Provided by Financing Activities	7,411	3,409	10,402

Effect of exchange rate changes on cash	64	80	(17)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	6,198	(155)	260

CASH AND EQUIVALENTS
Beginning of Period	3,632	3,787	3,527

End of Period	$9,830	$3,632	$3,787

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Year Ended
	August 31,	August 31,	August 31,
	2007 (restated)	2006	2005
SUPPLEMENTAL DISCLOSURES
Interest paid	$3,183	$2,431	$1,398

Income taxes paid	$229	$85	$116

Unrealized net gain (loss) on marketable equity securities	$24	$(16)	$22

Non-cash investing and financing activities:
Issuance of preferred stock for debt extinguishment		$6,618
Issuance of warrants in connection with loan refinancing		266
		$6,884

Acquisitions (See Note 3)
Cash and equivalents	$2,883	$15	$2,704
Restricted cash	1,223	-	-
Accounts receivable	1,301	96	672
Inventory	-	13	106
Prepaid expenses and other current assets	1,213	2	1,303
Property, plant & equipment, net	421	77	-
Goodwill and other intangible assets	12,731	658	4,982
Other non-current assets	-	1	195
Accounts payable	(572)	(48)	(1,290)
Accrued expenses and other current liabilities	(3,127)	(12)	(4,121)
Health and workers compensation reserves	(1,845)	-	-
Notes payable	(328)	-	-
	13,900	802	4,551
Common stock consideration	3,700	300	1,039
Cash paid	$10,200	$502	$3,512

Consolidation of Variable Interest Entity (Note 2)
Cash	$79
Prepaid Expenses	10
Property, plant and equipment	6,626
Other long-term assets	3
Total Assets	$6,718

Line of credit	2,200
Current maturities of long-term debt	503
Accrued expenses	143
Long-term debt, net of current maturities	4,559
Minority interest	236
Less: Treasury Stock	(923)
Total Liabilities and Minority Interest	$6,718

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

The PEOs report revenues in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The PEOs report revenues on a gross basis, the total amount billed to clients for service fees which includes health and welfare benefit plan fees, workers’ compensation insurance, unemployment insurance fees, and employment-related taxes. The PEOs report revenues on a gross basis for such fees because the PEOs are the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19.  The PEOs report revenues on a net basis for the amount billed to clients for worksite employee salaries and wages. This accounting policy of reporting revenue net as an agent versus gross as a principal has no effect on gross profit, operating income, or net income.

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

Marketable Securities: Marketable securities include common stocks classified as available for sale investments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are carried at fair value based on current market quotations. Unrealized holding gains and losses, net of tax, are not included in “net income,”  but are accounted for as “other comprehensive income”and reflected as a separate component of changes in shareholders’equity. The cost of securities used to compute realized gains and losses is based on specifically identified securities. The fair value of investment securities is determined by currently available market prices. Dividends on marketable equity securities are recognized in income when declared.

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

Stock-based Compensation: On September 1, 2005, the Company adopted the provisions of SFAS 123R, “Share-Based Payment” using the modified prospective method.  Prior to fiscal 2006, the Company elected to follow APB 25 and to adopt the disclosure-only provisions as required under SFAS 123, and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.  The adoption of this statement resulted in increased salaries, wages, and related expenses.  The amount of the impact was immaterial to the Company for the years ended August 31, 2007 and 2006.

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

The real estate owned by the VIE consists of land, buildings and building improvements, which were subject to mortgages under which the lender has no recourse to the Company.  The non-cash consolidation of the assets and liabilities of the variable interest entity at August 31, 2007, consisted of the following:

Assets
Cash	$79
Prepaid expenses	10
Property, plant and equipment	6,626
Other assets	3
$6,718

Liabilities and Members Equity
Line of credit	$2,200
Current maturities of long-term debt	503
Accrued expenses	143
Long-term debt, net of current maturities	4,559
7,405

Members equity	$236
Less: Treasury Stock	(923)
$6,718

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

Amortization expense on intangible assets currently owned by the Company at August 31, 2007 for each of the next five fiscal years is as follows:

2008	$1,169
2009	1,180
2010	916
2011	916
2012	899
2013 and thereafter	1,780

Total	$6,860

NOTE 10 - DEBT ARRANGEMENTS

The Company’s debt obligations consisted of the following:

	August 31,	August 31,
	2007 (Restated)	2006
Notes payable:

Revolving line of credit promissory note due August 31, 2008. Interest at LIBOR plus 2.0% or 1.75% upon achievement of certain financial performance criteria. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two major shareholders (the Chairmen of the Board and the CEO of the Company). The loan is further secured by certain marketable securities of the major shareholder.	$15,000	$3,330

Term loan note due in monthly installments of $167 plus interest at LIBOR plus 2.0% or 1.75% upon achievement of certain financial performance criteria through maturity date, August 31, 2011. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two major shareholders. The loan is further secured by certain marketable securities of the major shareholder.	18,167	20,000

Various term notes due in monthly installments of $14, including interest ranging from 4.9% to 9.03% through April 2010. The loans are secured by vehicles and equipment.	314	173

Convertible term note:

Convertible term note due in monthly installments of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan is guaranteed by the Company’s two major shareholders.	5,678	7,500

Debt with majority shareholder:

Unsecured line of credit promissory note due December 1, 2010. Interest at the one-month LIBOR plus 3% with $8,000 available borrowings.	1,000	-

Term note due in monthly installments of $3 including interest at 4.0% through September 2008. The loan is secured by vehicles and equipment.	30	63

Variable interest entity:

Revolving line of credit promissory note due September 30, 2007. Interest at LIBOR plus 1.6%. The loan is secured by real estate and personal guarantees of the Company’s two majority shareholders.	2,200	-

Various term loans due in monthly installments totaling $44 plus interest at ranges from LIBOR plus 1.5% to LIBOR plus 1.6%. The loans mature at dates ranging from February 2009 through April 2011. The notes are secured by real estate and personal guarantees of the Company’s two majority shareholders.	5,062	-

Capital leases:

Various notes due in monthly installments of $4 including interest at ranges from 2.3% to 11.6% through November 2010. The loans are secured by computers and equipment.	112	101

Total debt obligation	47,563	31,167

Less current maturities	(38,846)	(3,488)

Long-term portion of outstanding debt	$8,717	$27,679

Fiscal year principal payments due on long-term debt outstanding (including convertible term note) at August 31, 2007 are approximately as follows:

2008	$38,846
2009	6,821
2010	571
2011	1,325
2012 and thereafter	-

$47,563

Credit Facility Loan and Security Agreement

Effective August 31, 2006 and as amended by the “First Amendment to the Loan and Security Agreement” (the “Agreement”) on October 18, 2007, the Company entered into a $35,000 credit facility with Fifth Third Bank.  The credit facility replaced the parties’  $25,000 credit facility, which expired on August 31, 2006. The facility includes a $20,000 term loan evidenced by a term loan note, which matures on August 31, 2011 and a $15,000 revolving loan evidenced by a revolving line of credit promissory note, which matures on August 31, 2008. Availability under the revolving loan is the lesser of $15,000 or the borrowing base amount, which is calculated monthly as a percentage of the Company's eligible assets. Interest is charged on the loans at LIBOR plus 2.0%, which may be reduced to LIBOR plus 1.75% if the Company meets certain performance criteria. The line of credit is secured by assets of the Company and the term loan is secured by personal guarantees of the Company’s two major shareholders (the Chairman of the Board of Directors and CEO).  Outstanding borrowings on this line of credit amounted to $15,000 at August 31, 2007.  The Company had $0 availability under the line of credit at August 31, 2007.

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

Under terms of the Agreement, the bank may call the loan if the Company is in violation of any restrictive covenants.  Due to the consolidation of the variable interest entity described in Note 2, at August 31, 2007, the Company was in breach of (a) the Minimum Shareholders’ Equity covenant requirement of $15,000 and (b) the Maximum Funded Debt/Total Capitalization Ratio covenant of .75 to 1.00. In the absence of of waivers from the bank and in accordance with FAS 78, the Company reclassified the related notes payable as current debt.  This reclassification totaled $16,167 as of August 31, 2007.

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

Other Related Party Transactions

The Company’s major shareholders have entered into various put/call option agreements (“option agreements”) with the Company’s common stock over the last five years.  Option agreements with these shareholders are included in the acquisitions of Nor-Cote, PSM, CSM and PEM. The put/ call options range in price from $1 to $10.33 per common share.  During fiscal 2007, the majority shareholders acquired 2,489,000 shares of the Company’s common stock related to option agreements with Nor-Cote and PSM for approximately $12,050.

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

NOTE 22 “ QUARTERLY FINANCIAL DATA (UNAUDITED)

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
The segments are organized as follows:

Segment & Entity	Business Activity

Wireless Infrastructure
Fortune Wireless, Inc.; PDH, Inc.; Innovative Telecommunications Consultants, Inc.; Magtech Services, Inc.; Cornerstone Wireless Construction Services, Inc.; James Westbrook & Associates, LLC	Installer and service provider of cell phone tower sites

Business Solutions
Professional Staff Management, Inc. and subsidiaries; CSM, Inc. and subsidiaries and related entities; Employer Solutions Group, LLC and subsidiaries; Precision Employee Management, LLC	Provider of outsourced human resource services

Transportation Infrastructure
James H. Drew Corp. and subsidiaries	Installer of highway construction safety products

Ultraviolet Technologies
Nor-Cote International, Inc. and subsidiaries	Manufacturer of UV curable screen printing ink products

Electronics Integration
Kingston Sales Corporation and subsidiaries; Commercial Solutions, Inc.; Audio-Video Revolution, Inc. and subsidiaries	Distributor and installer of home and commercial electronics

Variable Interest Entity
Fortune Fisbeck Development, LLC	Land , buildings and building improvements that are utilized solely by the Company

The following tables report data by segment and exclude revenues from transactions with other operating segments:

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions (1)	Infrastructure	Technologies	Integration	Total
Year Ended August 31, 2007
Net revenues	$23,162	$69,170	$40,110	$12,421	$13,450	$158,313
Cost of revenues	18,919	54,824	35,044	7,419	11,608	127,814
Gross profit	4,243	14,346	5,066	5,002	1,842	30,499
Operating expenses
Selling, general and administrative	6,337	9,365	3,205	4,580	2,103	25,590
Depreciation and amortization	302	992	17	293	102	1,706
Impairment loss on intangible assets	1,815	-	-	-	212	2,027
Total operating expenses	8,454	10,357	3,222	4,873	2,417	29,323

Segment operating income (loss)	$(4,211)	$3,989	$1,844	$129	$(575)	$1,176

	Holding	Consolidated	VIE
	Company	VIE	Elimination	Totals
Year Ended August 31, 2007 (continued)
Net revenues	$-	$1,493	$(1,457)	$158,349
Cost of revenues	-	-	-	127,814
Gross profit	-	1,493	(1,457)	30,535
Operating expenses
Selling, general and administrative	4,712	51	(1,457)	28,896
Depreciation and amortization	782	198		2,686
Impairment loss on intangible assets	-	-	-	2,027
Total operating expenses	5,494	249	(1,457)	33,609

Segment operating income (loss)	$(5,494)	$1,244	$-	$(3,074

(1) Gross billings of $512,755 less worksite employee payroll costs of $443,585.

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions (1)	Infrastructure	Technologies	Integration	Total
Year Ended August 31, 2006
Net revenues	$27,859	$44,543	$57,931	$12,437	$14,343	$157,113
Cost of revenues	21,898	34,084	51,137	7,177	11,913	126,209
Gross profit	5,961	10,459	6,794	5,260	2,430	30,904
Operating expenses
Selling, general and administrative	5,680	6,437	3,340	4,175	2,397	22,029
Depreciation and amortization	405	599	484	418	124	2,030
Total operating expenses	6,085	7,036	3,824	4,593	2,521	24,059

Segment operating income (loss)	$(124)	$3,423	$2,970	$667	$(91)	$6,845

	Holding	Consolidated	VIE	Segment
	Company	VIE	Elimination	Totals
Year Ended August 31, 2006 (continued)
Net revenues	$-	$-	$-	$157,113
Cost of revenues	-	-	-	126,209
Gross profit	-	-	-	30,904
Operating expenses
Selling, general and administrative	2,956	-	-	24,985
Depreciation and amortization	239	-	-	2,269
Total operating expenses	3,195	-	-	27,254

Segment operating income (loss)	$(3,195)	$-	$-	$3,650

(1) Gross billings of $293,367 less worksite employee payroll costs of $248,824.

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions (1)	Infrastructure	Technologies	Integration	Total
Year Ended August 31, 2005
Net revenues	$14,911	$28,458	$46,549	$10,771	$12,407	$113,096
Cost of revenues	11,597	21,646	42,268	5,934	10,626	92,071
Gross profit	3,314	6,812	4,281	4,837	1,781	21,025
Operating expenses
Selling, general and administrative	3,496	4,107	2,814	4,663	2,243	17,323
Depreciation and amortization	202	336	459	393	216	1,606
Impairment loss on intangible assets	219	-	-	-	417	636
Total operating expenses	3,917	4,443	3,273	5,056	2,876	19,565

Segment operating income (loss)	$(603)	$2,369	$1,008	$(219)	$(1,095)	$1,460

	Holding	Consolidated	VIE
	Company	VIE	Elimination	Totals
Year Ended August 31, 2005 (continued)
Net revenues	$-	$-	$-	$113,096
Cost of revenues	-	-	-	92,071
Gross profit	-	-	-	21,025
Operating expenses
Selling, general and administrative	2,362	-	-	19,685
Depreciation and amortization	103			1,709
Impairment loss on intangible assets	-	-	-	636
Total operating expenses	2,465	-	-	22,030

Segment operating income (loss)	$(2,465)	$-	$-	$(1,005

(1) Gross billings of $193,136 less worksite employee payroll costs of $164,678.

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions	Infrastructure	Technologies	Integration	Total
As of August 31, 2007
Current Assets
Cash and equivalents	$(134)	$9,104	$498	$519	$(77)	$9,910
Restricted cash	-	5,091	-	-	-	5,091
Marketable equity securities	-	-	-	-	-	-
Accounts receivable, net	5,193	3,330	9,913	1,856	1,614	21,906
Costs and estimated earnings in excess of billings on uncompleted contracts	560	-	719	-	-	1,279
Inventory, net	78	9	3,339	1,759	1,471	6,656
Deferred tax asset	-	922	613	-	-	1,535
Prepaid expenses and other current assets	713	731	399	232	238	2,313
Total Current Assets	6,410	19,187	15,481	4,366	3,246	48,690

Other Assets
Property, plant & equipment, net	790	636	1,614	1,869	139	5,048
Accounts receivable - long term	-	-	770	-	-	770
Goodwill	-	12,338	152	4,695	1,276	18,461
Other intangible assets, net	-	6,888	-	562	-	7,450
Other long term assets	-	38	-	15	4	57
Total Other Assets	790	19,900	2,536	7,141	1,419	31,786

Total Assets	$7,200	$39,087	$18,017	$11,507	$4,665	$80,476

	Holding	Consolidated	Segment
	Company	VIE	Totals
As of August 31, 2007 (continued)
Current Assets
Cash and equivalents	$(159)	$79	$9,830
Restricted cash	-	-	5,091
Marketable equity securities	-	-	-
Accounts receivable, net	(749)	-	21,157
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	1,279
Inventory, net	-	-	6,656
Deferred tax asset	-	-	1,535
Prepaid expenses and other current assets	517	10	2,840
Total Current Assets	(391)	89	48,388

Other Assets
Property, plant & equipment, net	564	6,626	12,238
Accounts receivable - long term	-	-	770
Goodwill	-	-	18,461
Other intangible assets, net	-	-	7,450
Other long term assets	988	3	1,048
Total Other Assets	1,552	6,629	39,967

Total Assets	$1,161	$6,718	$88,355

	Wireless	Business	Transportation	Ultraviolet	Electronics	Operating
	Infrastructure	Solutions	Infrastructure	Technologies	Integration	Total
As of August 31, 2006
Current Assets
Cash and equivalents	$(791)	$4,308	$78	$594	$(187)	$4,002
Restricted cash	-	3,462	-	-	-	3,462
Marketable equity securities	-	1,246	-	-	-	1,246
Accounts receivable, net	9,632	1,858	10,701	1,884	2,260	26,335
Costs and estimated earnings in excess of billings on uncompleted contracts	2,269	-	2,231	-	-	4,500
Inventory, net	218	30	3,154	1,721	1,638	6,761
Deferred tax asset	-	876	659	-	-	1,535
Prepaid expenses and other current assets	255	623	424	286	22	1,610
Total Current Assets	11,583	12,403	17,247	4,485	3,733	49,451

Other Assets
Property, plant & equipment, net	1,311	448	1,686	1,997	299	5,741
Accounts receivable - long term	-	4,153	1,276	-	-	5,429
Goodwill	1,497	3,289	152	4,695	1,487	11,120
Other intangible assets, net	359	-	-	651	-	1,010
Other long term assets	-	28	-	14	87	129
Total Other Assets	3,167	7,918	3,114	7,357	1,873	23,429

Total Assets	$14,750	$20,321	$20,361	$11,842	$5,606	$72,880

	Holding	Consolidated	Segment
	Company	VIE	Totals
As of August 31, 2006 (continued)
Current Assets
Cash and equivalents	$(370)	$-	$3,632
Restricted cash	-	-	3,462
Marketable equity securities	35	-	1,281
Accounts receivable, net	(604)	-	25,731
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	4,500
Inventory, net	-	-	6,761
Deferred tax asset	-	-	1,535

Prepaid expenses and other current assets	312	-	1,922
Total Current Assets	(627)	-	48,824

Other Assets
Property, plant & equipment, net	582	-	6,323
Accounts receivable - long term	-	-	5,429
Goodwill	-	-	11,120
Other intangible assets, net	-	-	1,010
Other long term assets	1,450	-	1,579
Total Other Assets	2,032	-	25,461

Total Assets	$1,405	$-	$74,285

NOTE 24 - SUBSEQUENT EVENTS

Line of Credit Promissory Note “ Majority Shareholder”

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

The Company, due to its status as a “Controlled Company” under the regulations of The American Stock Exchange, is not required to have separate nominating or compensation committees and does not have such committees. The Company’s full Board of Directors regularly meets to analyze whether the compensation for the Company’s executive officers is aligned with the Company’s objectives for executive compensation. In the event the compensation of Mr. Fisbeck is under consideration then, because Mr. Fisbeck is also a Company Director as well as Chief Executive Officer, he is excluded from those discussions. Currently, the Company’s only executive officers are its Chief Executive Officer and its Chief Financial Officer.

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

(4)   As described in the Compensation Disclosure and Analysis set forth above, Mr. Fisbeck also received a total of approximately $394,000 in guarantee fees from the Company in relation to commercial loans benefiting the Company. This amount is not reflected in the Executive Compensation Table because the full amount has been repaid to the Company by Mr. Fisbeck.

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

Outstanding Equity Awards

There were no outstanding equity awards for the named executive officers as of the end of the fiscal year ended August 31, 2007.

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

POLICIES RELATED TO PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has pre-approval policies and procedures, pursuant to which the Audit Committee approves the audit and permissible non-audit services provided by Somerset. The Audit Committee’s pre-approval policy is as follows: consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee, some such services require specific approvals, whereas other services are granted general pre-approval. All requests or applications for services to be provided by the independent registered public accounting firm that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer and must include a detailed description of the services to be rendered. The Chief Financial Officer will determine whether such services are included within the list of services that have received the general pre-approval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor. Requests or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the Securities and Exchange Commission’s (“SEC’s”) rules on auditor independence. The Chief Financial Officer will immediately report any breach of this policy that comes to the attention of the Chief Financial Officer or any member of management to the chairman of the Audit Committee. Pursuant to these procedures, the Audit Committee approved the foregoing audit and permissible non-audit services provided by Somerset in fiscal 2007.

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

Date: July 3, 2008		/s/ John F. Fisbeck
John F. Fisbeck, Chief Executive Officer
and Director

Date: July 3, 2008		/s/ Carter M. Fortune
Carter M. Fortune, Chairman of the Board

Date: July 3, 2008		/s/ P. Andy Rayl
P. Andy Rayl, Director

Date: July 3, 2008		/s/ David A. Berry
David A. Berry, Director

Date: July 3, 2008		/s/ Nolan R. Lackey
Nolan R. Lackey, Director