Form 10-Q/A
period 2007-11-30
FORTUNE INDUSTRIES, INC.
filed 2008-07-11
CIK 851249

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

Explanatory Note

The purpose of Amendment No. 1 to the Company’s Quarterly Report for the quarter ended November 30, 2007 is to reclassify long term debt from our credit facility loan to current debt as a result of covenant violations, reclassify our temporary equity component related to the ESG acquisition to liabilities, and disclose put options related to our ESG acquisition.

For convenience, this amended Quarterly Report on Form 10-Q/A sets forth the original filing in its entirety, as amended where necessary to reflect the restatement. The following sections were revised to reflect this restatement:

•	Part I, Item 1. Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Notes to the Consolidated Financial Statements, and

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial statements and other disclosures in the amended Quarterly Report on Form 10-Q/A do not reflect any events that have occurred after the Quarterly Report on Form 10-Q was initially filed on January 14, 2008. The following table sets forth the effects of the restatement on previously reported consolidated financial statements as of, and for the three months ended, November 30, 2007:

	November 30, 2007

	As Previously Reported	Restated

Consolidated Balance Sheet Data:
Short-term debt and current maturities of long-term debt (Note 9)	$1,682	$17,769

Total Current Liabilities	$43,356	$59,443

Long-Term Debt, less current maturities (Note 9)	$16,299	$212

Other long-term liabilities	$215	$1,029

Total Long-Term Liabilities	$25,158	$9,885

Temporary Equity (Note 13)	$814	$-

FORTUNE INDUSTRIES, INC.
FORM 10-Q/A
For The Quarterly Period Ended November 30, 2007

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	November 30, 2007 (Unaudited, Restated)	August 31, 2007 (Audited, Restated)

ASSETS
CURRENT ASSETS
Cash and equivalents	$5,893	$9,830
Restricted cash (Note 1)	5,205	5,091
Accounts receivable, net (Note 4)	20,355	21,157
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 5)	3,332	1,279
Inventory, net (Note 6)	6,016	6,656
Deferred tax asset (Note 11)	1,535	1,535
Prepaid expenses and other current assets	2,147	2,840
Total Current Assets	44,483	48,388

OTHER ASSETS
Property, plant & equipment, net (Note 7)	11,740	12,238
Long-term accounts receivable (Note 4)	770	770
Goodwill (Note 8)	18,461	18,461
Other intangible assets, net (Note 8)	7,142	7,450
Other long-term assets	1,107	1,048
Total Other Assets	39,220	39,967

TOTAL ASSETS	$83,703	$88,355

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	November 30, 2007 (Unaudited, Restated)	August 31, 2007 (Audited, Restated)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit (Note 9)	$14,695	$15,000
Short-term debt and current maturities of long-term debt (Note 9)	17,769	18,416
Current maturities of convertible term note (Note 9)	2,045	2,727
Variable interest entity line of credit (Note 9)	2,200	2,200
Variable interest entity current maturities of long-term debt (Note 9)	365	503
Accounts payable	5,701	9,168
Health and workers' compensation reserves	4,911	5,128
Accrued expenses	9,568	9,239
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 5)	1,757	1,178
Other current liabilities	432	725
Total Current Liabilities	59,443	64,284

LONG-TERM LIABILITIES
Long-term debt, less current maturities (Note 9)	212	208
Convertible term note (Note 9)	3,405	2,950
Line of credit term note - majority shareholder (Note 9)	1,000	1,000
Variable interest entity long-term debt, less current maturities (Note 9)	4,239	4,559
Other long-term liabilities	1,029	1,029
Total Long-Term Liabilities	9,885	9,746

Total Liabilities	69,328	74,030

MINORITY INTEREST IN VARIABLE INTEREST ENTITY (NOTE 2)	351	236

SHAREHOLDERS' EQUITY (NOTE 13)
Common stock, $0.10 par value; 150,000,000 authorized; 11,391,823 issued and outstanding at November 30, 2007 and August 31, 2007, respectively	1,117	1,117
Preferred stock, $0.10 par value; 1,000,000 authorized; 66,180 issued and outstanding at November 30, 2007 and August 31, 2007, respectively	6,618	6,618
Additional paid-in capital and warrants outstanding	19,317	19,317
Accumulated deficit	(12,290)	(12,300)
Accumulated other comprehensive income	300	260
	15,062	15,012
Less: Treasury stock, 384,500 shares of common stock outstanding at November 30, 2007 and August 31, 2007, respectively	(1,038)	(923)
Total Shareholders' Equity	14,024	14,089

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$83,703	$88,355

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

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Month Period Ended
	November 30, 2007 (Restated)	November 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$134	$850
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	897	718
Provision for losses on accounts receivable	(216)	(21)
Gain on sale of investments	-	(17)
Loss on disposal of assets	46	-
Minority interest in variable interest entity income	195	40
Changes in certain operating assets and liabilities:
Restricted cash	(114)	-
Accounts receivable	1,018	(433)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,053)	240
Inventory, net	640	182
Prepaid assets and other current assets	693	400
Other long-term assets	(48)	67
Accounts payable	(3,467)	(3,244)
Health and workers' compensation reserves	(217)	338
Accrued expenses and other current liabilities	36	284
Billings in excess of costs and estimated earnings on uncompleted contracts	579	715
Net Cash Provided by (Used in) Operating Activities	(1,877)	119

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(465)	(330)
Variable interest entity proceeds from sale of assets	430	-
Purchases of marketable securities	-	11
Net Cash Used in Investing Activities	(35)	(319)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under line of credit	(305)	4,395
Payments on short and long-term debt	(643)	(366)
Variable interest entity payments on long-term debt	(458)	(102)
Debt issuance costs	(113)	-
Payments from convertible debentures	(227)	(227)
Dividends on preferred stock	(124)	(124)
Proceeds from variable interest entity member contributions	70	85
Distributions to variable interest entity members	(265)	-
Net Cash Provided by (Used in) Financing Activities	(2,065)	3,661

Effect of exchange rate changes on cash	40	11

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(3,937)	3,472

CASH AND EQUIVALENTS
Beginning of Period	9,830	3,632

End of Period	$5,893	$7,104

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Month Period Ended
	November 30, 2007 (Restated)	November 30, 2006

SUPPLEMENTAL DISCLOSURES
Interest paid	$917	$561

Income taxes paid	$27	$9

Unrealized net gain on marketable equity securities	$-	$24

Non-cash investing and financing activities:
Issuance of preferred stock for debt extinguishment	$-	$6,618
Issuance of warrants in connection with loan refinancing	-	266
	$-	$6,884

Consolidation of Variable Interest Entity (Note 2)
Cash	$20	$23
Prepaid expenses and other current assets	-	5
Property, plant and equipment	6,144	6,773
Other long-term assets	2	5
Total Assets	$6,166	$6,806

Line of credit	$2,200	$2,200
Current maturities of long-term debt	365	503
Accrued expenses	49	43
Other current liabilities	-	-
Long-term debt	4,239	4,937
Minority interest	351	738
Less: Treasury Stock	(1,038)	(1,615)
Total Liabilities and Minority Interest	$6,166	$6,806

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

The real estate owned by the VIE consists of land, buildings and building improvements, which were subject to mortgages under which the lender has no recourse to the Company.  The non-cash consolidation of the assets and liabilities of the variable interest entity at November 30, 2007 and August 31, 2007 consisted of the following:

	November 30, 2007 (Unaudited)	August 31, 2007 (Audited)

Assets
Cash	$20	$79
Prepaid expenses and other current assets	-	10
Property, plant and equipment	6,144	6,626
Other assets	2	3
	$6,166	$6,718

Liabilities and Members Equity
Accounts payable	$7	$-
Line of credit	2,200	2,200
Current maturities of long-term debt	365	503
Accrued expenses	42	143
Long-term debt, net of current maturities	4,239	4,559
	6,853	7,405

Members equity	351	236
Less: Treasury Stock	(1,038)	(923)
	$6,166	$6,718

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

The Company acquired Employer Solutions Group in March 2007 details of which are included in previous filings. Of the 577,143 total shares issued; 217,143 shares were issued to the sellers at closing and 360,000 contingent shares are held in escrow and may be earned based on the EBITDA schedule below. The Company entered into an agreement in which the sellers may put (put option) the 217,143 shares issued at closing to the Company during the thirty (30) day period that begins on March 1, 2010. The Company recorded $814 related to the put option on the 217,143 shares as other long term liabilities, since the Company is not able to control whether such options can be put to the Company during the required time period. The contingent shares are earned based on the table below:

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

Amortization expense on intangible assets currently owned by the Company at November 30, 2007 for each of the next five fiscal years is as follows:

2008	$924
2009	1,158
2010	1,083
2011	986
2012	818
2013 and thereafter	2,173
Total	$7,142

NOTE 9 - DEBT ARRANGEMENTS

The Company’s debt liabilities consisted of the following:

	November 30, 2007 (Unaudited, Restated)	August 31, 2007 (Audited, Restated)
Notes payable:

Revolving line of credit promissory note due August 31, 2008. Interest at LIBOR plus 2.0% or 1.75% upon achievement of certain financial performance criteria. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two majority shareholders (the Chairman of the Board and the CEO of the Company). The loan is further secured by certain marketable securities of the Company’s major shareholder, the Company’s Chairman of the Board.	$14,695	$15,000

Term loan due in monthly installments of $167 plus interest at LIBOR plus 2.0% or 1.75% upon achievement of certain financial performance criteria through maturity date, August 31, 2011. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two majority shareholders. The loan is further secured by certain marketable securities of the Company’s major shareholder.	17,587	18,167

Various term notes due in monthly installments of $14, including interest ranging from 4.9% to 9.03% through April 2010. The loans are secured by vehicles and equipment.	278	314

Convertible Term Note:

Convertible term note due in monthly installments of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan is guaranteed by the Company’s two majority shareholders.	5,450	5,678

Debt with majority shareholder:

Unsecured line of credit promissory note due December 1, 2010. Interest at the one-month LIBOR plus 3.0% with $8,000 available borrowings.	1,000	1,000

Term note due in monthly installments of $3 including interest at 4.0% through September 2008. The loan is secured by vehicles and equipment.	23	30

Variable Interest Entity

Revolving line of credit promissory note due February 29, 2008. Interest at LIBOR plus 1.6%. The loan is secured by real estate and personal guarantees of the Company’s two majority shareholders.	2,200	2,200

Various term loans due in monthly installments totaling $44 plus interest at ranges from LIBOR plus 1.5% to LIBOR plus 1.6%. The loans mature at dates ranging from February 2009 through April 2011. The notes are secured by real estate and personal guarantees of the Company’s two majority shareholders.	4,604	5,062

Capital leases:

Various notes due in monthly installments of $6 including interest at ranges from 2.3% to 11.6% through November 2010. The loans are secured by computers and equipment.	93	112
Total debt obligation	45,930	47,563
Less current maturities	(37,074)	(38,846)
Long-term portion of outstanding debt	$8,856	$8,717

Fiscal year principal payments due on long-term debt outstanding (including convertible term note) at November 30, 2007 are approximately as follows:

2008	$37,074
2009	7,314
2010	539
2011	1,003
2012	-
2013 and thereafter	-
$45,930

Credit Facility Loan and Security Agreement

Effective August 31, 2006 and as amended by the “First Amendment to the Loan and Security Agreement” (the “Agreement”) on October 18, 2007, the Company entered into a $35,000 credit facility with Fifth Third Bank.  The credit facility replaced the parties' $25,000 credit facility, which expired on August 31, 2006. The facility includes a $20,000 term loan evidenced by a term loan note, which matures on August 31, 2011 and a $15,000 revolving loan evidenced by a revolving line of credit promissory note, which matures on August 31, 2008. Availability under the revolving loan is the lesser of $15,000 or the borrowing base amount, which is calculated monthly as a percentage of the Company's eligible assets. Interest is charged on the loans at LIBOR plus 2.0%, which may be reduced to LIBOR plus 1.75% if the Company meets certain performance criteria. The line of creditand the term loan aresecured by assets of the Company and are secured by personal guarantees of the Company’s two majority shareholders (the Chairman of the Board of Directors and CEO).  Outstanding borrowings on this line of credit amounted to $14,695at November 30, 2007.  The Company had $305availability under the line of credit at November 30, 2007.

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

Under terms of the Agreement, the bank may call the loan if the Company is in violation of any restrictive covenants. At November 30, 2007 and August 31, 2007, the Company was in breach of (a) the Minimum Shareholders’ Equity covenant requirement of $15,000 and (b) the Maximum Funded Debt/Total Capitalization Ratio covenant requirements. Under terms of the Agreement, the bank may call the loan if the Company is in violation of any restrictive covenants. In the absence of waivers from the bank and in accordance with FAS 78, the Company reclassified the related notes payable as current debt. This reclassification totaled $16,087 and $16,167 as of November 30 and August 31, 2007, respectively.

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

On November 30, 2005, the Company issued 66,180 shares of $0.10 par value non-voting preferred stock to the Company’s majority shareholder as consideration for cancellation of certain debt obligations owed by the Company under a line of credit promissory note dated May 25, 2005. The shares are not convertible to common stock and have various restrictions pertaining to their transferability as they are not registered under the Securities Act of 1933.  The shares issued are single class and pay on a monthly basis an annual cash dividend of $7.50 per share. Dividends of $124were paid for the three months ended November 30, 2007 and 2006, respectively.

Treasury Stock

The Company’s related party consolidated variable interest entity described in Note 2 holds 384,500 shares of the Company’s common stock at November 30, 2007.  The Company’s securities valued at $1,038 as of November 30, 2007 are required to be recorded as treasury stock for purposes of the consolidation.

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

The installment notes payable represents loans for equipment and vehicle purchases by the Company’s majority shareholder.  The loans are secured by the respective assets acquired and expire no later than August 31, 2008.  Interest expense is immaterial.  See Note 9 for further details.

The following is a summary of related party amounts included in the consolidated statements of operations for the three months ending November 30, 2007 and 2006, respectively:

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
(2)
The Company maintains an operating lease agreement for the rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders.  A majority of the Company’s subsidiaries maintain offices and or warehouse space in the facility. The lease agreement includes a ten-year term with one option to extend the lease term for a one-year period. The agreement provides for a monthly base rent of $108per month. The base rent shall be adjusted annually to fair market value. In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $255 and $359were recognized for the three months ended November 30, 2007and 2006, respectively.

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

(5)
The Company’s PSM subsidiary holds a lease for an office building in Richmond, IN from a former Chief Operating Officer of the Company. The lease is for a period of five years and expires in May 2008. The agreement provides for base rent of $4 per month with nominal annual increases.  Rent and related expense of $12 was recognized for the three months ending November30, 2007and 2006, respectively.  The Company’s ESG subsidiary entered into a lease agreement for an office building in Provo, Utah which is leased from a limited liability company in which an employee is a member of the limited liability company.  The lease is due to expire January 31, 2011.  Rent and related expense of $75 and $0 was recognized for the three months ending November 30, 2007and 2006, respectively.

(6)
The Company’s JH Drew subsidiary maintains an operating lease agreement for rental of three buildings located in Indiana, Tennessee and Missouri with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period and provides for base rent of $25per month. The base rent shall be adjusted annually to fair market value. In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $117and $86were recognized for the three months ending November 30, 2007and 2006, respectively.

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

(9)
As described in Note 14, the Company entered into various unsecured line of credit agreements with its major shareholder. Interest expense booked on these agreements amounted to $18 and $12 for the three months ending November30, 2007and 2006, respectively.

Other Related Party Transactions

The Company’s majority shareholders have entered into various put/call option agreements (“option agreements”) with the Company’s common stock over the last five years.  Option agreements with these shareholders are included in the acquisitions of Nor-Cote, PSM, CSM, and PEM. The put/ call options range in price from $1 to $10.33 per common share.  During the three months ending November 30, 2007, the majority shareholders did not acquire any shares of the Company’s common stock related to option agreements with shareholders.

Guaranties

A significant portion of the Company’s debt and surety bonds are personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer.  Future changes to these guaranties would affect financing capacity of the Company.

NOTE 18- SIGNIFICANT ESTIMATES

Significant estimates have been made by management with respect to the realizability of the Company’s deferred tax assets. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term. The net decrease in the valuation allowance for deferred income tax assets was $181and $61 at November 30, 2007and 2006, respectively. The valuation allowance relates primarily to net operating loss carry forwards, tax credit carry forwards, and net deductible temporary differences. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company’s earnings history and the Company’s near-term earnings expectations. At November 30, 2007, management believes it is more likely than not that the majority of net deferred income tax assets will not be realized.

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

We had working capital of ($15) million at November 30, 2007 compared with ($16) million at August 31, 2007. The increase in working capital was primarily due to the increase in costs and estimated earnings in excess of billings on uncompleted contracts and a decrease in accounts payable somewhat offset by a decrease in cash and equivalents and a decrease in account receivable.  Current assets are primarily comprised of cash and equivalents, net accounts receivable, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts. Current liabilities are primarily comprised of the line of credit, accounts payable and accrues expenses.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations as of November 30, 2007:

	Payments Due By
Contractual obligation	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt and capital lease obligations	$45,930	$37,074	$7,314	$1,542	$-
Operating lease (1)	15,716	2,097	1,997	5,189	6,433
Total	$61,646	$39,171	$9,311	$6,731	$6,433

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

We lease a total of five facilities from aVIE as described earlier in this filing. The VIE’s primary purpose is to own and lease these properties to the Company. The VIE does not have any other significant assets.  Effective, September 1, 2006, the Company elected to consolidate the VIE through its evaluation of Financial Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R").

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

Cash and cash equivalents as of November 30, 2007 was $5.893 millionand is primarily insubsidiary operating accounts. A hypothetical 10% adverse change in the average interest rate on the Company’s investments would not have had a material effect on net income for the three month period ended November 30, 2007. We do not currently utilize any derivative financial instruments to hedge interest rate risks.

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

Fortune Industries, Inc.
(Registrant)

Date: July 3, 2008	By: /s/ John F. Fisbeck
John F. Fisbeck,
Chief Executive Officer

Date: July 3, 2008	By: /s/ Garth A. Allred
Garth A Allred,
Chief Financial Officer