Form 10-Q/A
period 2008-02-29
FORTUNE INDUSTRIES, INC.
filed 2008-07-11
CIK 851249

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

FORTUNE INDUSTRIES, INC.
FORM 10-Q/A
For The Quarterly Period Ended February 29, 2008

Explanatory Note

The purpose of Amendment No. 1 to the Company’s Quarterly Report for the quarter ended February 29, 2008 is to reclassify long term debt from our credit facility loan to current debt as a result of covenant violations and disclose put options related to our ESG acquisition.

For convenience, this amended Quarterly Report on Form 10-Q/A sets forth the original filing in its entirety, as amended where necessary to reflect the restatement. The following sections were revised to reflect this restatement:

•	Part I, Item 1. Consolidated Balance Sheets, and Notes to the Consolidated Financial Statements, and
•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial statements and other disclosures in the amended Quarterly Report on Form 10-Q/A do not reflect any events that have occurred after the Quarterly Report on Form 10-Q was initially filed on April 14, 2008. The following table sets forth the effects of the restatement on previously reported consolidated financial statements as of, and for the six months ended, February 29, 2008:

	February 29, 2008
	As Previously Reported	Restated
Consolidated Balance Sheet Data:
Short-term debt and current maturities of long-term debt (Note 9)	$2,213	$17,299
Total Current Liabilities	$47,074	$62,160
Long-Term Debt, less current maturities (Note 9)	$15,339	$253
Total Long-Term Liabilities	$20,998	$5,912

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	February 29, 2008 (Unaudited Restated)	August 31, 2007 (Audited Restated)

ASSETS
CURRENT ASSETS
Cash and equivalents	$4,341	$9,830
Restricted cash (Note 1)	5,611	5,091
Accounts receivable, net (Note 4)	17,570	21,157
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 5)	5,155	1,279
Inventory, net (Note 6)	4,955	6,656
Deferred tax asset (Note 11)	1,535	1,535
Prepaid expenses and other current assets	1,503	2,840
Total Current Assets	40,670	48,388

OTHER ASSETS
Property, plant & equipment, net (Note 7)	11,790	12,238
Long-term accounts receivable (Note 4)	1,064	770
Goodwill (Note 8)	18,461	18,461
Other intangible assets, net (Note 8)	6,834	7,450
Other long-term assets	806	1,048
Total Other Assets	38,955	39,967

TOTAL ASSETS	$79,625	$88,355

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	February 29, 2008 (Unaudited Restated)	August 31, 2007 (Audited Restated)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit (Note 9)	$15,000	$15,000
Short-term debt and current maturities of long-term debt (Note 9)	17,299	18,416
Current maturities of convertible term note (Note 9)	2,727	2,727
Variable interest entity line of credit (Note 9)	2,200	2,200
Variable interest entity current maturities of long-term debt (Note 9)	2,694	503
Accounts payable	5,753	9,168
Health and workers' compensation reserves	5,137	5,128
Accrued expenses	10,031	9,239
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 5)	845	1,178
Other current liabilities	474	725
Total Current Liabilities	62,160	64,284

LONG-TERM LIABILITIES
Long-term debt, less current maturities (Note 9)	253	208
Convertible term note (Note 9)	2,041	2,950
Line of credit term note - majority shareholder (Note 9)	1,000	1,000
Variable interest entity long-term debt, less current maturities (Note 9)	1,788	4,559
Other long-term liabilities	830	1,029
Total Long-Term Liabilities	5,912	9,746

Total Liabilities	68,072	74,030

MINORITY INTEREST IN VARIABLE INTEREST ENTITY (NOTE 2)	(658)	236

SHAREHOLDERS' EQUITY (NOTE 13)
Common stock, $0.10 par value; 150,000,000 authorized; 11,391,823 issued and outstanding at February 29, 2008 and August 31, 2007, respectively	1,117	1,117
Preferred stock, $0.10 par value; 1,000,000 authorized; 66,180 issued and outstanding at February 29, 2008 and August 31, 2007, respectively	6,618	6,618
Additional paid-in capital and warrants outstanding	19,317	19,317
Accumulated deficit	(15,129)	(12,300)
Accumulated other comprehensive income	288	260
	12,211	15,012
Less: Treasury stock, - and 384,500 shares of common stock outstanding at February 29, 2008 and August 31, 2007, respectively	-	(923)
Total Shareholders' Equity	12,211	14,089

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$79,625	$88,355

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

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Month Period Ended
	February 29, 2008	February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,581)	$(6,781)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,845	1,802
Provision for (gains) losses on accounts receivable	(23)	423
Gain on sale of investments	-	(9)
Loss on disposal of assets	47	411
Stock based compensation	-	50
Minority interest in variable interest entity income	468	164
Impairment on intangible assets	-	2,027
Changes in certain operating assets and liabilities:
Restricted cash	(520)	245
Accounts receivable	3,610	6,333
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,876)	2,293
Inventory, net	1,701	(122)
Prepaid assets and other current assets	1,337	773
Other long-term assets	(329)	564
Accounts payable	(3,415)	(4,934)
Health and workers' compensation reserves	9	1,020
Accrued expenses and other current liabilities	541	(1,162)
Billings in excess of costs and estimated earnings on uncompleted contracts	(333)	459
Net Cash Provided by (Used in) Operating Activities	(1,519)	3,556

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(989)	(798)
Variable interest entity proceeds from sale of assets	390	-
Proceeds from sales of marketable securities	-	1,153
Acquisition of productive assets and businesses, net of cash received	-	(719)
Net Cash Used in Investing Activities	(599)	(364)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line of credit	-	2,581
Payments on short and long term debt	(1,072)	(912)
Variable interest entity payments on long-term debt	(580)	(80)
Debt issuance costs	(150)	-
Payments from convertible debentures	(909)	(914)
Dividends on preferred stock	(248)	(248)
Proceeds from variable interest entity member contributions	70	87
Distributions to variable interest entity members	(510)	(59)
Net Cash Provided by (Used in) Financing Activities	(3,399)	455

Effect of exchange rate changes on cash	28	15

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(5,489)	3,662

CASH AND EQUIVALENTS
Beginning of Period	9,830	3,632

End of Period	$4,341	$7,294

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

The real estate owned by the VIE consists of land, buildings and building improvements, which were subject to mortgages under which the lender has no recourse to the Company.  The non-cash consolidation of the assets and liabilities of the variable interest entity at February 29, 2008 and August 31, 2007 consisted of the following:

	February 29, 2008 (Unaudited)	August 31, 2007 (Audited, Restated)

Assets
Cash	$57	$79
Prepaid expenses and other current assets	-	10
Property, plant and equipment	6,097	6,626
Other assets	2	3
	$6,156	$6,718

Liabilities and Members Equity (Deficit)
Accounts payable	$7	$-
Line of credit	2,200	2,200
Current maturities of long-term debt	2,694	503
Accrued expenses	125	143
Long-term debt, net of current maturities	1,788	4,559
	6,814	7,405

Members equity (deficit)	$(658)	236
Less: Treasury Stock	-	(923)
	$6,156	$6,718

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

Amortization expense on intangible assets currently owned by the Company at February 29, 2008 for each of the next five fiscal years is as follows:

2008	$616
2009	1,158
2010	1,083
2011	986
2012	818
2013 and thereafter	2,173
Total	$6,834

NOTE 9 - DEBT ARRANGEMENTS

The Company’s debt liabilities consisted of the following:

	February 29, 2008 (Unaudited)	August 31, 2007 (Audited)
Notes payable:

Revolving line of credit promissory note due August 31, 2008. Interest at LIBOR plus 2.0% or 1.75% upon achievement of certain financial performance criteria. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two majority shareholders (the Chairman of the Board and the CEO of the Company). The loan is further secured by certain marketable securities of the Company’s majority shareholder, and Chairman of the Board.	$15,000	$15,000

Term loan due in monthly installments of $167 plus interest at LIBOR plus 2.0% or 1.75% upon achievement of certain financial performance criteria through maturity date, August 31, 2011. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two majority shareholders. The loan is further secured by certain marketable securities of the Company’s majority shareholder.	17,087	18,167

Various term notes due in monthly installments of $14, including interest ranging from 4.9% to 9.03% through April 2010. The loans are secured by vehicles and equipment.	361	314

Convertible Term Note:

Convertible term note due in monthly installments of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan is guaranteed by the Company’s two majority shareholders.	4,768	5,678

Debt with majority shareholder:

Unsecured line of credit promissory note due December 1, 2010. Interest at the one-month LIBOR plus 3.0% with $8,000 available borrowings.	1,000	1,000

Term note due in monthly installments of $3 including interest at 4.0% through September 2008. The loan is secured by vehicles and equipment.	16	30

Variable Interest Entity

Revolving line of credit promissory note due May 29, 2008. Interest at LIBOR plus 1.6%. The loan is secured by real estate and personal guarantees of the Company’s two majority shareholders.	2,200	2,200

Various term loans due in monthly installments totaling $44 plus interest at ranges from LIBOR plus 1.5% to LIBOR plus 1.6%. The loans mature at dates ranging from February 2009 through April 2011. The notes are secured by real estate and personal guarantees of the Company’s two majority shareholders.	4,482	5,062

Capital leases:

Various notes due in monthly installments of $6 including interest at ranges from 2.3% to 11.6% through November 2010. The loans are secured by computers and equipment.	88	112
Total debt obligation	45,002	47,563
Less current maturities	(39,920)	(38,846)
Long-term portion of outstanding debt	$5,082	$8,717

Fiscal year principal payments due on long-term debt outstanding (including convertible term note) at February 29, 2008 are approximately as follows:

2008	$39,920
2009	3,423
2010	583
2011	1,037
2012 and thereafter	38
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

The Company is in breach of (a) the Minimum Shareholders’ Equity covenant requirement of $15,000, (b) the Maximum Funded Debt/Total Capitalization Ratio and (c) Fixed Charge Coverage Ratio covenant requirements.   Under terms of the Agreement, the bank may call the loan if the Company is in violation of any restrictive covenants. In the absence of waivers from the bank and in accordance with FAS 78, the Company reclassified the related notes payable as current debt. This reclassification totaled $15,086 and $16,167 as of February 29, 2008 and August 31, 2007, respectively.

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
·
R educed volumes of work associated with the Wireless Infrastructure operational changes enacted in the three month period ended February 28, 2007, and a decrease in Electronics Integration revenue due primarily to a lower volume of sales of television products.

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

We had working capital of ($21.490) million at February 29, 2008 compared with ($15.896) million at August 31, 2007. The decrease in working capital was primarily due to a decrease in cash and equivalents and a decrease in accounts receivable somewhat offset by the increase in costs and estimated earnings in excess of billings on uncompleted contracts and a decrease in accounts payable.  Current assets are primarily comprised of cash and equivalents, net accounts receivable, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts. Current liabilities are primarily comprised of the line of credit, accounts payable and accrued expenses.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations as of February 29, 2008:

	Payments Due By
Contractual obligation	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt and capital lease obligations	$45,002	$39,920	$4,006	$1,076	$-
Operating lease (1)	15,898	1,506	4,429	3,534	6,429
Total	$60,900	$41,426	$8,435	$4,610	$6,429

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