Form 10-Q
period 2008-05-31
FORTUNE INDUSTRIES, INC.
filed 2008-07-16
CIK 851249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Large accelerated filer	□	Accelerated filer	□

Non-accelerated filer	□	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of July 14, 2008, 11,391,823 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.

FORM 10-Q

For The Quarterly Period Ended May 31, 2008

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	May 31,	August 31,
	2008	2007
	(Unaudited)	(Audited, Restated)

ASSETS
CURRENT ASSETS
Cash and equivalents	$ 3,097	$ 9,830
Restricted cash (Note 1)	5,383	5,091
Accounts receivable, net (Note 4)	19,605	21,157
Costs and estimated earnings in excess of billings
on uncompleted contracts (Note 5)	3,540	1,279
Inventory, net (Note 6)	4,480	6,656
Deferred tax asset (Note 11)	1,535	1,535
Prepaid expenses and other current assets	1,212	2,840
Total Current Assets	38,852	48,388

OTHER ASSETS
Property, plant & equipment, net (Note 7)	11,569	12,238
Long-term accounts receivable (Note 4)	829	770
Goodwill (Note 8)	18,461	18,461
Other intangible assets, net (Note 8)	6,526	7,450
Other long-term assets	511	1,048
Total Other Assets	37,896	39,967

TOTAL ASSETS	$ 76,748	$ 88,355

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(DOLLARS IN THOUSANDS)

	May 31,	August 31,
	2008	2007
	(Unaudited)	(Audited, Restated)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit (Note 9)	$ 15,000	$ 15,000
Short- term debt and current maturities of long-term debt (Note 9)	16,758	18,416
Current maturities of convertible term note (Note 9)	4,086	2,727
Variable interest entity line of credit (Note 9)	2,200	2,200
Variable interest entity current maturities of long-term debt (Note 9)	2,694	503
Accounts payable	7,850	9,168
Health and workers' compensation reserves	4,368	5,128
Accrued expenses	9,732	9,239
Billings in excess of costs and estimated earnings on
uncompleted contracts (Note 5)	1,177	1,178
Other current liabilities	339	725
Total Current Liabilities	64,204	64,284

LONG-TERM LIABILITIES
Long-term debt, less current maturities (Note 9)	218	208
Convertible term note (Note 9)	-	2,950
Variable interest entity long-term debt, less current maturities (Note 9)	1,664	4,559
Line of credit term note - majority shareholder (Note 9)	1,300	1,000
Other long-term liabilities	831	1,029
Total Long-Term Liabilities	4,013	9,746

Total Liabilities	68,217	74,030

MINORITY INTEREST IN VARIABLE INTEREST ENTITY (NOTE 2)	(609)	236

SHAREHOLDERS' EQUITY (NOTE 13)
Common stock, $0.10 par value; 150,000,000 authorized;
11,391,823 issued and outstanding at May 31, 2008
and August 31, 2007, respectively	1,117	1,117
Preferred stock, $0.10 par value; 1,000,000 authorized;
66,180 issued and outstanding at February 29, 2008
and August 31, 2007, respectively	6,618	6,618
Additional paid-in capital and warrants outstanding	19,317	19,317
Accumulated deficit	(18,209)	(12,300)
Accumulated other comprehensive income (Note 14)	297	260
	9,140	15,012
Less: Treasury stock, 0 and 384,500 shares of common stock
outstanding at May 31, 2008 and August 31, 2007, respectively	-	(923)
Total Shareholders' Equity	9,140	14,089

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 76,748	$ 88,355

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Month Period Ended		Nine Month Period Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007
REVENUES
Service revenues	$ 21,978	$ 24,727	$ 68,278	$ 55,372
Product revenues	18,222	17,559	57,605	59,837
TOTAL REVENUES	40,200	42,286	125,883	115,209

COST OF REVENUES
Service cost of revenues	17,467	20,341	54,451	44,629
Product cost of revenues	15,785	13,916	49,047	49,248
TOTAL COST OF REVENUES	33,252	34,257	103,498	93,877

GROSS PROFIT	6,948	8,029	22,385	21,332

OPERATING EXPENSES
Selling, general and administrative expenses	8,149	7,702	22,529	21,815
Depreciation and amortization	844	613	2,262	2,415
Impairment (Note 1)	-	-	-	2,027
Total Operating Expenses	8,993	8,315	24,791	26,257

OPERATING LOSS	(2,045)	(286)	(2,406)	(4,925)

OTHER INCOME (EXPENSE)
Interest income	40	115	197	302
Interest expense	(629)	(843)	(2,357)	(2,498)
Gain (loss) on disposal of assets	14	40	(33)	(371)
Gain on investments in marketable securities, net (Note 1)	-	(25)	-	(8)
Exchange rate gain (loss)	3	20	42	11
Other income (expense)	15	82	28	94
Total Other Income (Expense)	(557)	(611)	(2,123)	(2,470)

LOSS BEFORE MINORITY INTEREST IN
VARIABLE INTEREST ENTITY	(2,602)	(897)	(4,529)	(7,395)

Minority Interest in Variable Interest Entity (Note 2)	306	309	774	473

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,908)	(1,206)	(5,303)	(7,868)

Provision for income taxes (Note 11)	48	25	234	144

NET LOSS	(2,956)	(1,231)	(5,537)	(8,012)

Preferred stock dividends	124	124	372	372

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$ (3,080)	$ (1,355)	$ (5,909)	$ (8,384)

BASIC LOSS PER COMMON SHARE	$ (0.27)	$ (0.12)	$ (0.52)	$ (0.78)

Basic weighted average shares outstanding	11,391,823	11,417,748	11,391,823	10,810,765

DILUTED LOSS PER COMMON SHARE	$ (0.24)	$ (0.10)	$ (0.46)	$ (0.67)

Diluted weighted average shares outstanding	12,771,670	13,221,883	12,890,962	12,463,326

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)

(UNAUDITED)

				Additional		Accumulated
				Paid-in Capital		Other	Total
	Common	Treasury	Preferred	and Warrants	Accumulated	Comprehensive	Shareholders'	Comprehensive
	Stock	Stock	Stock	Outstanding	Deficit	Income	Equity	Loss

BALANCE AT AUGUST 31, 2007 (Restated)	$ 1,117	$ (923)	$ 6,618	$ 19,317	$ (12,300)	$ 260	$ 14,089
Net Loss	-	-	-	-	(5,537)	-	(5,537)	(5,537)
Preferred Stock Dividends	-	-	-	-	(372)	-	(372)	-
Foreign currency translation
adjustments, net of tax	-	-	-	-	-	37	37	37
Distribution of 384,500 shares from								-
variable interest entity		923	-	-	-	-	923	-

Total comprehensive loss	-	-	-	-	-	-	-	$ (5,500)

BALANCE AT MAY 31, 2008	$ 1,117	$ -	$ 6,618	$ 19,317	$ (18,209)	$ 297	$ 9,140

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Nine Month Period Ended
	May 31,	May 31,
	2008	2007 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (5,537)	$ (8,012)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,925	2,415
Provision for (gains) losses on accounts receivable	22	342
Gain on sale of investments	-	8
Loss on disposal of assets	33	506
Stock based compensation	-	49
Minority interest in variable interest entity income	774	473
Impairment on intangible assets	-	2,027
Changes in certain operating assets and liabilities:
Restricted cash	(292)	(1,150)
Accounts receivable	1,530	7,472
Costs and estimated earnings in excess of billings on
uncompleted contracts	(2,261)	2,165
Inventory, net	2,176	(94)
Prepaid assets and other current assets	1,628	2,779
Other long-term assets	(32)	435
Accounts payable	(1,318)	(3,784)
Health and workers' compensation reserves	(760)	1,242
Accrued expenses and other current liabilities	107	1,117
Billings in excess of costs and estimated earnings on
uncompleted contracts	(1)	(215)
Net Cash Provided by (Used in) Operating Activities	(1,006)	7,775

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,307)	(905)
Variable interest entity proceeds from sale of assets	390	-
Proceeds from sale of assets	24	-
Proceeds from sales of marketable securities	-	1,225
Acquisition of productive assets and businesses, net of cash received	-	(8,397)
Net Cash Used in Investing Activities	(893)	(8,077)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line of credit	-	9,601
Borrowings on long-term debt - majority shareholder	300	-
Payments on short and long-term debt	(1,648)	(1,479)
Variable interest entity payments on long-term debt	(704)	(297)
Debt issuance costs	(150)	-
Payments from convertible debentures	(1,591)	(1,596)
Dividends on preferred stock	(372)	(372)
Proceeds from variable interest entity member contributions	70	88
Distributions to variable interest entity members	(776)	(239)
Net Cash Provided by (Used in) Financing Activities	(4,871)	5,706

Effect of exchange rate changes on cash	37	49

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(6,733)	5,453

CASH AND EQUIVALENTS
Beginning of Period	9,830	3,632

End of Period	$ 3,097	$ 9,085

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(DOLLARS IN THOUSANDS)

(UNAUDITED)

Nine Month Period Ended
	May 31,	May 31,
	2008	2007 (Restated)
SUPPLEMENTAL DISCLOSURES
Interest paid	$ 2,343	$ 1,921

Income taxes paid	$ 229	$ 134

Unrealized net gain on marketable equity securities	$ -	$ 23

Stock distribution to variable interest entity members	$ 1,846	$ -

Acquisition of Employer Solutions Group, Inc.
Fair value of assets acquired	$ -	$ 11,524
Common stock consideration	-	2,424
Cash paid	$ -	$ 9,100

Acquisition of Precision Employee Management, LLC
Fair value of assets acquired	$ -	$ 2,376
Common stock consideration	-	1,276
Cash paid	$ -	$ 1,100

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,

EXCEPT PER SHARE DATA)

(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2007 Annual Report on Form 10-K/A filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”).  The purpose of Amendment No. 1 to the Company’s Annual Report for the year ended August 31, 2007 is to reclassify long term debt from our credit facility loan to current debt as a result of covenant violations, reclassify our temporary equity component related to the ESG acquisition to liabilities, and disclose put options related to our ESG acquisition. The accompanying unaudited consolidated financial statements have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The operating results for the nine month period ended May 31, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of Fortune Industries, Inc. and its wholly-owned subsidiaries, and a variable interest entity (“VIE”) as described in Note 2. Nor-Cote International, Inc. (“Nor-Cote”), a wholly-owned subsidiary, contains foreign subsidiaries from the United Kingdom, China, Singapore, and Mexico, which have been eliminated in consolidation at the Nor-Cote subsidiary level. All significant inter-company accounts and transactions of the Company have been eliminated.

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

In the Electronics Integration segment, revenue from the sale of products at Kingston and Commercial Solutions is recognized according to the terms of the sales arrangement. Revenue is recognized when title and principal ownership transfers to the customer, which is generally when products are shipped to customers. Products are generally sold on open account under credit terms customary to the geographic region of distribution. Ongoing credit evaluations are performed on customers and Kingston and Commercial Solutions do not generally require collateral to secure accounts receivable.

Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

Cash and Equivalents: Cash and equivalents may include money market fund shares, bank time deposits, certificates of deposits, and other instruments with original maturities of three months or less.

Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued as collateral under its health and accident benefit program, its workers' compensation program, and certain general insurance coverage related to the Company’s Business Solutions segment. At May 31, 2008, the Company had $5,383 in total restricted cash.  Of this, $1,760 is restricted for employer contributions to various health and accident benefit programs established under third party actuarial analysis, $2,021 is restricted for various workers compensation programs in accordance with terms of insurance carrier agreements, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.

Marketable Securities: Marketable securities include common stocks classified as available for sale investments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are carried at fair value based on current market quotations. Unrealized holding gains and losses, net of tax, are not included in "net income," but are accounted for as "other comprehensive income" and reflected as a separate component of the change in shareholders’ equity. The cost of securities used to compute realized gains and losses is based on specifically identified securities. The fair value of investment securities is determined by currently available market prices. Dividends on marketable equity securities are recognized in income when declared.  The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax asset or accumulated other comprehensive income.  There were $0 and ($25) of realized gains and losses for the three month period ended May 31, 2008 and 2007, respectively. For the nine month period ended May 31, 2008 and 2007 there were $0 and ($8), respectively, of realized gains from the sale of marketable securities.

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

Research and Development Costs: Research and development costs are expensed as incurred and totaled $199 and $179 for the three month periods ended May 31, 2008 and 2007, respectively.  Research and development costs are expensed as incurred and totaled $442 and $468 for the nine month periods ended May 31, 2008 and 2007, respectively.  Research and development expense is recorded in the Company’s Ultraviolet Technologies segment.

Advertising Costs:  Advertising costs including marketing, advertising, publicity, promotion and other distribution costs are expensed as incurred and totaled $114 and $288 for the three months ended May 31, 2008 and 2007, respectively. Advertising costs including marketing, advertising, publicity, promotion and other distribution costs are expensed as incurred and totaled $396 and $411 for the nine months ended May 31, 2008 and 2007, respectively.

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

Debt and equity issuances may have features, which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the case of preferred stock instruments.  No issuances have beneficial conversion terms during the three and nine months ended May 31, 2008 and 2007.

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

Workers’ Compensation: The Company’s PSM and CSM subsidiaries maintain partially self-funded workers’ compensation insurance programs. Under the insurance policies established at each company, PSM and CSM’s deductible liability is limited to $250 per incident, with an aggregate liability limit of approximately $1,300.  Under the insurance policy established at ESG, the deductible liability is limited to $350 per incident, with no aggregate liability limit.

New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 was effective during our three month period ending May 31, 2008.  The adoption of this statement did not have a material impact on our financial position or results of operations during the three month period ending May 31, 2008.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities.  SFAS 157 only applies when other standards require or permit the fair value measurement of assets and liabilities and does not expand the use of fair value to new circumstances. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect this statement to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows companies to choose to measure certain financial instruments and other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are in the process of determining the effect, if any, that the potential adoption of SFAS 159 will have on our consolidated financial statements.

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

The Company leases a total of five facilities from a consolidated variable interest entity, a related-party referenced earlier whose primary purpose is to own and lease these properties to the Company. As of May 31, 2008, the VIE is wholly owned by the Company’s Chairman of the Board and its Chief Executive Officer.  The VIE does not have any other significant assets.  Although the Company does not have direct ownership interests in the VIE, it is considered the primary beneficiary as interpreted by FIN 46R due to implicit interests generated from personal guarantees from the Company’s majority shareholders on certain debt instruments and leasing arrangements of the VIE.

The real estate owned by the VIE consists of land, buildings and building improvements, which were subject to mortgages under which the lender has no recourse to the Company.  The non-cash consolidation of the assets and liabilities of the variable interest entity at May 31, 2008 and August 31, 2007 consisted of the following:

	May 31, 2008 (Unaudited)	August 31, 2007(Audited)

Assets
Cash	$40	$79
Prepaid expenses and other current assets	-	10
Property, plant and equipment	6,050	6,626
Other assets	1	3
	$6,091	$6,718

Liabilities and Members Equity (Deficit)
Accounts payable	$11	$-
Line of credit	2,200	2,200
Current maturities of long-term debt	2,694	503
Accrued expenses	131	143
Long-term debt, net of current maturities	1,664	4,559
	6,700	7,405

Members equity (deficit)	(609)	236
Less: Treasury Stock	-	(923)
	$6,091	$6,718

For the three month period ended May 31, 2008, the consolidation of the VIE included income of $306 comprised of $429 in rental income, offset by a $67 charge to interest expense, a $48 charge to depreciation expense and $8 in administrative and other miscellaneous expenses.  For the three month period ended May 31, 2007, the consolidation of the VIE included income of $309 comprised of $470 in rental income, offset by a $103 charge to interest expense, a $50 charge to depreciation expense, and $8 in administrative and other miscellaneous expenses. For the nine month period ended May 31, 2008, the consolidation of the VIE included income of $774 comprised of $1,283 in rental income, offset by a $293 charge to interest expense, a $144 charge to depreciation expense, a $47 loss on disposal of property, plant, and equipment, and $25 in administrative and other miscellaneous expenses.  For the nine month period ended May 31, 2007, the consolidation of the VIE included income of $473 comprised of $1,054 in rental income, offset by a $382 charge to interest expense, a $148 charge to depreciation expense, and $51 in administrative and other miscellaneous expenses.

NOTE 3 - ACQUISITIONS AND PRO FORMA RESULTS

Acquisitions

During the nine month period ended May 31, 2008, the Company had no acquisitions.

The Company acquired Employer Solutions Group in March 2007 details of which are included in previous filings. Of the 577,143 total shares issued; 217,143 shares were issued to the sellers at closing and 360,000 contingent shares are held in escrow and may be earned based on the EBITDA schedule below.  During the three month period ended May 31, 2008, the sellers earned 120,000 shares based on their annual EBITDA. The Company entered into an agreement in which the sellers may put (put option) the 217,143 shares issued at closing to the Company during the thirty (30) day period that begins on March 1, 2010.  The Company recorded $814 related to the put option on the 217,143 shares as other long term liabilities, since the Company is not able to control whether such options can be put to the Company during the required time period.  The contingent shares are earned based on the table below:

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

Pro Forma Results

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the ESG acquisition that was described in the Company’s prior periodic filings had been completed as of the beginning of the periods presented.  The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense and income taxes.  No effect has been given to cost reductions or operating synergies in this presentation.  These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future.

	Three Month Period Ended		Nine Month Period Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$ 40,200	$ 42,286	$ 125,883	$ 135,117

Operating loss	$ (1,905)	$ (286)	$ (2,266)	$ (5,743)

Net loss available to common shareholders	$ (2,940)	$ 1,355)	$ (5,769)	$ (9,075)

Basic loss per common share	$ (0.27)	$ (0.12)	$ (0.52)	$ (0.84)

Diluted loss per common share	$ (0.24)	$ (0.10)	$ (0.46)	$ (0.73)

NOTE 4 - ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Accounts receivable and contracts receivable are summarized as follows:

	May 31, 2008(Unaudited)	August 31, 2007(Audited)

Accounts receivable	$14,374	$17,572
Contracts receivable
Progress billing	5,643	4,576
Retainages	981	239
	20,998	22,387
Less allowance for doubtful accounts and sales returns	(1,393)	(1,230)

	$19,605	$21,157

Long-term accounts receivable	$829	$770

NOTE 5 – CONTRACTS IN PROGRESS

Information related to contracts in progress is summarized as follows:

	May 31, 2008 (Unaudited)	August 31, 2007 (Audited)

Costs incurred on uncompleted contracts	$19,603	$10,999
Estimated earnings recognized to date on uncompleted contracts	3,800	2,511
	23,403	13,510
Less billings on uncompleted contracts	(21,040)	(13,409)
	$2,363	$101

The net amount is included in the accompanying consolidated balance sheets under the following captions:

	May 31, 2008(Unaudited)	August 31, 2007(Audited)

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,540	$1,279
Billings in excess of costs and estimated earnings on uncompleted contracts	1,177	1,178
	$2,363	$101

NOTE 6 – INVENTORY

Inventories are summarized as follows:

	May 31, 2008 (Unaudited)	August 31, 2007 (Audited)

Raw materials	$755	$691
Work-in-process	58	29
Finished goods	4,439	6,317
	5,252	7,037

Less inventory reserve	(772)	(381)
	$4,480	$6,656

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including capital leases, are comprised of the following:

	May 31, 2008 (Unaudited)	August 31, 2007 (Audited)

Land and building	$8,960	$9,440
Machinery and equipment	7,176	6,926
Research equipment	371	270
Office equipment	6,311	5,616
Vehicles	3,249	3,299
Leasehold improvements	480	342
	26,547	25,893
Less accumulated depreciation	(14,978)	(13,655)
	$11,569	$12,238

The provision for depreciation amounted to $537, of which $235 is included in cost of revenues, and $516, of which $290 is included in cost of revenues, for the three month periods ended May 31, 2008 and 2007, respectively.  The provision for depreciation amounted to $1,536, of which $662 is included in cost of revenues, and $1,643, of which $290 is included in cost of revenues, for the nine month periods ended May 31, 2008 and 2007, respectively.  Gains on disposal of assets totaling $14 and $40 were recorded for the three month periods ended May 31, 2008 and 2007, respectively, related to various building, office equipment, and vehicle disposals.  Losses on disposal of assets totaling ($33) and ($371) were recorded for the nine month periods ended May 31, 2008 and 2007, respectively, related to various building, office equipment, and vehicle disposals. A total of $6,050 net of $776 of accumulated depreciation and $6,675 net of $595 of accumulated depreciation is included in the property, plant and equipment at May 31, 2008 and 2007, respectively, related to a consolidated variable interest entity.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill, as recorded under SFAS 142 for the three and nine month periods ended May 31, 2008.

The total amount of goodwill that is deductible for tax purposes is $9,476 and $1,276 at May 31, 2008 and 2007, respectively.

The following tables set forth the gross carrying amount and accumulated amortization of the Company's other intangible assets:

	May 31, 2008 (Unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (in years)

Customer relationships	$6,294	$1,716	$4,578	10
Non-compete	200	73	127	5
Non-compete	930	233	697	5
Non-compete	1,485	951	534	5
Total	8,909	2,973	5,936
Tradename (not subject to amortization)	590	-	590
Total	$9,499	$2,973	$6,526

	August 31, 2007 (Audited)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (in years)

Customer relationships	$6,294	$1,169	$5,124	10
Non-compete	200	58	142	5
Non-compete	930	93	837	5
Non-compete	1,485	729	757	5
Total	8,909	2,049	6,860
Tradename (not subject to amortization)	590	-	590
Total	$9,499	$2,049	$7,450

Intangible asset amortization expense is $542 and $387 for the three month periods ended May 31, 2008 and May 31, 2007, respectively, which includes $233 and $83 of amortization related to loan origination fees, respectively. Intangible asset amortization expense is $1,388 and $1,062 for the nine month periods ended May 31, 2008 and 2007, respectively, which includes $462 and $422 of amortization related to loan origination fees, respectively.

Amortization expense on intangible assets currently owned by the Company at May 31, 2008 for each of the next five fiscal years is as follows:

2008	$308
2009	1,158
2010	1,083
2011	986
2012	818
2013 and thereafter	2,173
Total	$6,526

NOTE 9 - DEBT ARRANGEMENTS

The Company’s debt liabilities consisted of the following:

	May 31, 2008 (Unaudited)	August 31, 2007 (Audited, Restated)
Notes payable:

Revolving line of credit promissory note due August 31, 2008. Interest at LIBOR plus 2.0% or 1.75% upon achievement of certain financial performance criteria. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two majority shareholders (the Chairman of the Board and the CEO of the Company). The loan is further secured by certain marketable securities of the Company’s majority shareholder and Chairman of the Board.	$15,000	$15,000

Term loan due in monthly installments of $167 plus interest at LIBOR plus 2.0% or 1.75% upon achievement of certain financial performance criteria through maturity date, August 31, 2011. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two majority shareholders. The loan is further secured by certain marketable securities of the Company’s majority shareholder.	16,587	18,167

Various term notes due in monthly installments of $14, including interest ranging from 4.9% to 9.03% through November 2012. The loans are secured by vehicles and equipment.	297	314

Convertible Term Note:

Convertible term note due in monthly installments of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan is guaranteed by the Company’s two majority shareholders.	4,086	5,678

Debt with majority shareholder:

Unsecured line of credit promissory note due December 1, 2010. Interest at the one-month LIBOR plus 3.0% with $8,000 available borrowings.	1,300	1,000

Term note due in monthly installments of $3 including interest at 4.0% through September 2008. The loan is secured by vehicles and equipment.	9	30

Variable Interest Entity

Revolving line of credit promissory note due August 29, 2008. Interest at LIBOR plus 2.5%. The loan is secured by real estate and personal guarantees of the Company’s two majority shareholders.	2,200	2,200

Various term loans due in monthly installments totaling $44 plus interest at ranges from LIBOR plus 1.5% to LIBOR plus 1.6%. The loans mature at dates ranging from February 2009 through April 2011. The notes are secured by real estate and personal guarantees of the Company’s two majority shareholders.	4,358	5,062

Capital leases:

Various notes due in monthly installments of $6 including interest at ranges from 2.3% to 11.6% through November 2010. The loans are secured by computers and equipment.	83	112
Total debt obligation	43,920	47,563
Less current maturities	(40,738)	(38,846)
Long-term portion of outstanding debt	$3,182	$8,717

Fiscal year principal payments due on long-term debt outstanding (including convertible term note) at May 31, 2008 are approximately as follows:

2008	$34,658
2009	7,303
2010	583
2011	1,337
2012 and thereafter	39
$43,920

Credit Facility Loan and Security Agreement

Effective August 31, 2006 and as amended by the “First Amendment to the Loan and Security Agreement” (the “Agreement”) on October 18, 2007, the Company entered into a $35,000 credit facility with Fifth Third Bank.  The credit facility replaced the parties' $25,000 credit facility, which expired on August 31, 2006. The facility includes a $20,000 term loan evidenced by a term loan note, which matures on August 31, 2011 and a $15,000 revolving loan evidenced by a revolving line of credit promissory note, which matures on August 31, 2008. Availability under the revolving loan is the lesser of $15,000 or the borrowing base amount, which is calculated monthly as a percentage of the Company's eligible assets. Interest is charged on the loans at LIBOR plus 2.0%, which may be reduced to LIBOR plus 1.75% if the Company meets certain performance criteria. The line of credit and the term loan are secured by assets of the Company and by personal guarantees of the Company’s two majority shareholders (the Chairman of the Board of Directors and CEO).  The loan is further secured by certain marketable securities of the Chairman of the Board. Outstanding borrowings on this line of credit amounted to $15,000 at May 31, 2008.  The Company had no availability under the line of credit at May 31, 2008.

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

As of May 31, 2008 and August 31, 2007, the Company was not in compliance with certain covenants. Under terms of the Agreement, the bank may call the loan if the Company is in violation of any restrictive covenants. The Company is in breach of (a) the Minimum Shareholders’ Equity covenant requirement of $15,000, (b) the Maximum Funded Debt/Total Capitalization Ratio and (c) Fixed Charge Coverage Ratio covenant requirements.  In the absence of waivers from the bank and in accordance with SFAS 78, the Company reclassified the related notes payable as current debt. This reclassification totaled $14,753 as of May 31, 2008 and $16,167 as of August 31, 2008. On June 2, 2008, the Company’s majority shareholder and Chairman of the Board of Directors funded a $32,000 term loan note to the Company which replaced the Company’s Term Loan Note and the Revolving Line of Credit Promissory Note with a $32,000 term loan note with its majority shareholder. Refer to Note 22 for further details.

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

If the above criteria are not met, the Company must pay that portion or all of the monthly principal payment in cash at a rate of 102% of the respective monthly amortization amounts.  The Company had the option to postpone payment of any 12 principal payments due.  As of May 31, 2008, the Company has postponed all 12 months of principal payments.  These deferred principal amounts shall be due and payable, at the Company’s option, on any subsequent payment date or on the maturity date of the Note.

The Company may prepay the Note at any time by paying 130% of the principal amount then outstanding, together with accrued but unpaid interest thereon. Upon an event of default under the Note, Laurus may demand repayment in full at a rate of 105% of the outstanding principal amount of the Note. If the Note remains outstanding after an event of default that is not cured, the interest rate increases an additional 1.0% per month. Events of default include:

•	a failure to make payments under the Note when due;

•	a material breach of the transaction documents by the Company;

•	bankruptcy-related events;

•	a change of control transaction without prior approval; and

•	events of default under certain other agreements to which the Company is a party.

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

The Warrants were recorded at fair value and classified as a liability.  Any discount accretion is considered immaterial based on the Black-Scholes model.  The Company recorded $856 for debt issue costs, including $308 paid to affiliates of Laurus, $475 to CB Capital, and $73 for legal and professional fees. The debt issue costs are included in other assets in the accompanying consolidated balance sheet as of May 31, 2008.

NOTE 10 - RETIREMENT PLAN

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

NOTE 11 - INCOME TAXES

The reconciliation for 2008 and 2007 of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income rate is as follows:

	May 31, 2008 (Unaudited)	August 31, 2007(Audited)

Tax at U.S. Federal statutory rate	34.0%	34.0%
State and local taxes, net of federal benefit	5.6	5.6
Other	-	-
Change in valuation allowance	(39.6)	(39.6)
	0.0%	(0.0)%

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows:

	May 31, 2008 (Unaudited)	August 31, 2007 (Audited)
Current:
Federal	$(1,659)	$(1,652)
State	(274)	(273)
	(1,933)	(1,925)
Deferred:
Federal	(305)	(96)
State	(47)	(15)
	(353)	(111)

Change in valuation allowance	2,520	2,193

Net income tax (benefit)	$234	$157

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

	May 31, 2008 (Unaudited)	August 31, 2007(Audited)
Deferred Tax Assets:
Current:
Allowances for doubtful accounts and inventory	$855	$637
Accrued liabilities and other	1,384	1,494
Noncurrent:
Amortization of covenants	126	270
Depreciation	(566)	(246)
Net operating losses and other carryforwards	6,560	3,684
	8,359	5,839

Valuation allowance	(6,824)	(4,304)

	$1,535	$1,535

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, at May 31, 2008, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative, management has determined that a $6,824 valuation allowance at May 31, 2008 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $2,520.  At May 31, 2008, the Company has federal net operating loss carryforwards of approximately $15,000, which expire between 2020 and 2023. The state tax operating loss carryforwards are approximately $18,000.  The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period.  The Company's capital loss carryforward is approximately $47, which expires during the fiscal year ending August 31, 2010 and 2012.  The Company also incurred net operating losses related to European operations that can be carried forward indefinitely.

NOTE 12 – EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to one million shares of common stock.  During the period ended May 31, 2008, no restricted share units were issued under this plan.

Warrants

At May 31, 2008, the Company had 5,000 warrants issued and outstanding that are each convertible into one share of common stock with an exercise price of $10.00 per share. The remaining contractual term on these warrants is through June 30, 2008.

NOTE 13 - SHAREHOLDERS’ EQUITY

Common Stock

The following are the details of the Company's common stock as of May 31, 2008 and August 31, 2007:

	Number of Shares
	Authorized	Issued	Outstanding	Amount

Common stock, $0.10 par value	150,000,000	11,391,823	11,391,823	$1,117

There were no share issuances or retirements for the period ended May 31, 2008.

Preferred Stock

The following are the details of the Company's non-voting preferred stock as of May 31, 2008 and August 31, 2007:

	Number of Shares
	Authorized	Issued	Outstanding	Amount

Preferred stock, $0.10 par value	1,000,000	66,180	66,180	$6,618

On November 30, 2005, the Company issued 66,180 shares of $0.10 par value non-voting preferred stock to the Company’s majority shareholder as consideration for cancellation of certain debt obligations owed by the Company under a line of credit promissory note dated May 25, 2005. The shares are not convertible to common stock and have various restrictions pertaining to their transferability as they are not registered under the Securities Act of 1933.  The shares issued are single class and pay on a monthly basis an annual cash dividend of $7.50 per share. Dividends of $124 were paid for the three months ended May 31, 2008 and 2007, respectively. Dividends of $372 were paid for the nine months ended May 31, 2008 and 2007, respectively.

Treasury Stock

The Company’s related party consolidated variable interest entity described in Note 2 held 384,500 shares of the Company’s common stock at August 31, 2007.  The shares were distributed to the members during the period ending February 29, 2008.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Significant components of accumulated other comprehensive income (loss) is as follows:

	Foreign Currency Adjustments	Unrealized Gains (Losses) on Securities	Reclassification of Realized Gains (Losses) included in Net Income	Accumulated Other Comprehensive Income

Balance at August 31, 2007	$259	$(41)	$42	$260

Period change	37	-	-	37

Balance at May 31, 2008	$296	$(41)	$42	$297

The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax assets or accumulated other comprehensive income (loss).

NOTE 15 - PER SHARE DATA

The following presents the computation of basic income per common share and diluted income per common share:

	Three Month Period Ended		Nine Month Period Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Loss Available to Common Shareholders	$ (3,080)	$ (1,355)	$ (5,909)	$ (8,384)

Basic Loss Per Common Share	$ (0.27)	$ (0.12)	$ (0.52)	$ (0.78)

Basic weighted average number of common shares outstanding	11,391,823	11,417,748	11,391,823	10,810,765

Diluted Loss Per Common Share:	$ (0.24)	$ (0.10)	$ (0.46)	$ (0.67)

Diluted weighted average number of common shares outstanding	12,771,670	13,221,883	12,890,962	12,463,326

At May 31, 2008, diluted shares represent 742,976 shares obtainable through the Laurus convertible term note and 272,727 shares obtainable through the Laurus Warrant, 13,636 shares obtainable through the CB Capital Warrant, and 5,000 shares obtainable through warrants issued as stock compensation. The remainder of diluted shares is obtainable through acquisition agreements and employee stock compensation plans.

NOTE 16 - OPERATING LEASE COMMITMENTS

Property Lease Commitments

Segment	Location(s)	Description
Corporate and various Wireless Infrastructure & Electronics Integration subsidiaries	Indianapolis, IN (1)	Corporate offices, various subsidiary offices and warehouse facilities

Wireless Infrastructure	Cleveland, OH, Kansas City, MO, Alpharetta, GA, Fort Mitchell, KY (2); Ft. Wayne, IN (3)	Offices, warehouse facilities

Business Solutions	Richmond, IN (4); Indianapolis, IN (5); Brentwood, TN (6); Provo, UT (10); Tucson, AZ (12); Loveland, CO (11)	Offices

Transportation Infrastructure	Indianapolis, IN, Sedalia, MO, Knoxville, TN (7)	Offices, equipment yard, warehouse, storage

Ultraviolet Technologies	Crawfordsville, IN (8); United Kingdom, Singapore, Shenzhen, China and Guangdong, China (9)	Offices, warehouse and manufacturing facilities

(1)

The leases on these properties are with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders.   The operating lease agreement provides for monthly base rent of $111 per month for office and warehouse facilities through February 2017, adjusted annually to fair market value. The agreement also includes a one-year renewal option. The lease is an “Absolute Triple Net Lease” which provides for the lessee to pay most expenses related to the building including repairs and maintenance, insurance, and property taxes.

(2)

The Company maintains various operating lease agreements that provide for monthly base rents between $1 and $8 that expire between March 2009 and November 2013 and may be adjusted annually to fair market value or to increases defined in the agreements. The agreements include various multi-year renewal options and the lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes.

(3)

The Company maintains a sublease obligation that provides for monthly base rent of $3 through December 31, 2010 and may be adjusted annually to fair market value or to increases defined in the agreement. The agreement includes a one year renewal option and the lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes.

(4)

The lease on this property is with the former Chief Operating Officer of the Company.  The operating lease agreement provides for monthly base rent of $4 through August 31, 2010 with nominal annual increases. The agreement also includes a one-year renewal option.

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

(10)

The Company maintains an operating lease agreement that provides for monthly base rent of $25 through January 31, 2012 and is increased 5% annually.  The lessee pays most expenses related to repairs, maintenance, property taxes, and insurance.  The lessor is required to carry minimal amounts of insurance.  The lease is with a limited liability company in which an employee is a member.

(11)

The Company maintains an operating lease agreement that provides for monthly base rent of $3 through January 31, 2009.  The lessee pays most expenses related to repairs, maintenance, property taxes, and insurance.  The lessor is required to carry minimal amounts of insurance.

(12)

The Company maintains an operating lease agreement that provides for monthly base rent of $5 through January 31, 2010.  The lessee pays most expenses related to repairs, maintenance, property taxes, and insurance.  The lessor is required to carry minimal amounts of insurance.  The lease includes two three-year lease renewal options for a total of six years.

Rent expense under these agreements amounted to $642 and $1,966 for the three and nine months ending May 31, 2008, respectively.

Equipment

The Company leases a fleet of trucks and trailers, support vehicles, specialty construction equipment, and office equipment.  As of May 31, 2008, the Company had approximately 300 units of rolling-stock fleet. Lease expense under these agreements amounted to approximately $277 for the nine months ending May 31, 2008 and leases expire in various years through 2012. Most operating leases provide for a one-year term per vehicle with an option to purchase or continue leasing on a month-to-month basis.

Future fiscal minimum commitments under these agreements at May 31, 2008 are approximately as follows:

	Facilities	Vehicles and Equipment
2008	$663	$80
2009	2,514	65
2010	2,255	39
2011	2,177	32
2012	1,879	12
2013 and thereafter	6,662	-

	$16,150	$228

NOTE 17 - RELATED PARTY TRANSACTIONS

The following is a summary of related party amounts included in the consolidated financial statements at May 31, 2008 and 2007, respectively:

	May 31, 2008 (Unaudited)	August 31, 2007 (Audited)
Assets:
Note receivable from former subsidiary employee	$300	$300

Liabilities:
Long-term line of credit	(1,300)	(1,000)
Installment notes payable	(9)	(30)

Net assets (liabilities)	$(1,009)	$(730)

The note receivable represents a loan with a former subsidiary employee in connection with the acquisition of the subsidiary.  The loan is secured by restricted stock and expires June 30, 2008.

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

The following is a summary of related party amounts included in the consolidated statements of operations for the nine months ending May 31, 2008 and 2007, respectively:

	May 31, 2008 (Unaudited)	May 31, 2007 (Unaudited)
Revenues:
Electronics Integration (1)	$13	$3
Total	13	3

Expenses:
Wireless Infrastructure (2) (3) (4)	166	293
Business Solutions (5) (6) (7)	305	156
Transportation Infrastructure (8)	225	225
Ultraviolet Technologies (9)	63	63
Electronics Integration (2)	107	180
Holding Company (10) (11)	787	255
Total	1,653	1,172

(1)	During the nine months ending May 31, 2008 and 2007, the Company’s TTC subsidiary performed $13 and $3, respectively, worth of services for businesses owned by the Company’s two majority shareholders.
(2)

The Company maintains an operating lease agreement for the rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders.  A majority of the Company’s subsidiaries maintain offices and or warehouse space in the facility. The lease agreement includes a ten-year term with one option to extend the lease term for a one-year period. The agreement provides for a monthly base rent of $30 per month. The base rent shall be adjusted annually to fair market value. In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $260 and $432 were recognized for the nine months ended May 31, 2008 and 2007, respectively.

(3)

The Company maintains a debt obligation to its majority shareholder for the purchase of vehicles and equipment. The loans are secured by the assets and pay interest at 6%.  Interest expense of $1 and $5 was recognized for the nine months ending May 31, 2008 and 2007, respectively.

(4)

The Company’s Fortune Wireless subsidiary maintained an operating lease agreement for rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders. The operating lease agreement provided for monthly base rent of $4 through April 30, 2011, adjusted annually to fair market value. The building was sold during November 2007. Rent and related expenses of $12 and $36 were recognized for the nine months ending May 31, 2008 and 2007, respectively.

(5)

The Company’s PSM subsidiary holds a lease for an office building in Richmond, IN from a former Chief Operating Officer of the Company. The lease is for a period of 27 months and expires in August 2010. The agreement provides for base rent of $3 per month with nominal annual increases.  Rent and related expense of $27 was recognized for the nine months ending May 31, 2008 and 2007, respectively.

(6)

The Company’s ESG subsidiary entered into a lease agreement for an office building in Provo, Utah which is leased from a limited liability company in which an employee is a member of the limited liability company.  The lease is due to expire January 31, 2011.  Rent and related expense of $224 and $75 was recognized for the nine months ending May 31, 2008 and 2007, respectively.

(7)

The Company’s ESG subsidiary entered into a lease agreement for an office building in Tucson, Arizona which is leased from a Company owned by a former employee. The lease is due to expire January 31, 2010. Rent and related expense of $45 was recognized for the nine months ending May 31, 2008 and 2007, respectively.

(8)

The Company’s JH Drew subsidiary maintains an operating lease agreement for rental of three buildings located in Indiana, Tennessee and Missouri with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period and provides for base rent of $25 per month. The base rent shall be adjusted annually to fair market value. In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $225 were recognized for the nine months ending May 31, 2008 and 2007, respectively.

(9)

The Company’s Nor-Cote subsidiary maintains an operating lease agreement for rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders.  The agreement provides for monthly base rent of $7 and expires in August 2009. The base rent shall be adjusted annually to fair market value. The agreement also includes one renewal option, which allows the Company to extend the lease term for an additional year.  Rent and related expenses of $63 were recognized for the nine months ending May 31, 2008 and, 2007, respectively.

(10)

The Company maintains an operating lease agreement for the rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders.  The lease agreement includes a ten-year term with one option to extend the lease term for a one-year period. The agreement provides for a monthly base rent of $86 per month. The base rent shall be adjusted annually to fair market value. In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $727 and $255 were recognized for the nine months ending May 31, 2008 and 2007, respectively.

(11)

As described in Note 9, the Company entered into various unsecured line of credit agreements with its majority shareholder. Interest expense booked on these agreements amounted to $60 and $0 for the nine months ending May 31, 2008 and 2007, respectively.

Other Related Party Transactions

The Company’s majority shareholders have entered into various put/call option agreements (“option agreements”) with the Company’s common stock over the last five years.  Option agreements with these shareholders are included in the acquisitions of CSM.  The put/ call options range in price from $1 to $10.33 per common share.  During the nine months ending May 31, 2008, the majority shareholders did not acquire any shares of the Company’s common stock related to option agreements with shareholders.

Guaranties

A significant portion of the Company’s debt and surety bonds are personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer.  Future changes to these guaranties would affect financing capacity of the Company.

NOTE 18 - SIGNIFICANT ESTIMATES

Significant estimates have been made by management with respect to the realizability of the Company’s deferred tax assets. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term. The net increase in the valuation allowance for deferred income tax assets was $2,520 and $2,219 at May 31, 2008 and 2007, respectively. The valuation allowance relates primarily to net operating loss carryforwards, tax credit carryforwards, and net deductible temporary differences. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company’s earnings history and the Company’s near-term earnings expectations. At May 31, 2008, management believes it is more likely than not that the majority of net deferred income tax assets will not be realized.

Company subsidiaries in the Business Solutions Segment establish reserves for workers' compensation and health insurance claims by estimating unpaid losses and loss expenses with respect to claims occurring on or before the balance sheet date. Such estimates include provisions for reported claims and provisions for incurred-but-not-reported claims. The estimates of unpaid losses are established and continually reviewed by the Company using a variety of statistical and analytical techniques. Reserve estimates reflect past claims experience, currently known factors and trends and estimates of future claim trends.

Irrespective of the techniques used, estimation error is inherent in the process of establishing unpaid loss reserves as of any given date. Uncertainties in projecting ultimate claim amounts are enhanced by the time lag between when a claim actually occurs and when it becomes reported and settled. The majority of these policies contain aggregate limits of indemnification, so the risks of additional claims under the contracts are limited. For the reasons previously discussed, the amounts of the reserves established as of a given balance sheet date and the subsequent actual losses and loss expenses paid will likely differ, perhaps by a material amount. There is no guarantee that the recorded reserves will prove to be adequate. Changes in unpaid loss estimates arising from the review process are charged or credited, as applicable, to earnings in the period of the change.

Certain portions of the Company’s business (including, Wireless Infrastructure and Transportation Infrastructure Segments) recognize revenues using the percentage-of-completion method of accounting.  This accounting method results in the Company recognizing contract revenues and earnings ratably over the contract term in proportion to its incurrence of contract costs.  The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability that require considerable judgment. If in any period the Company significantly increases its estimate of the total costs to complete a given project, the Company may recognize very little or no additional revenues with respect to that project.  If the total contract cost estimates indicate that there is a loss, such loss is recognized in the period such determination is made.  To the extent that the Company’s cost estimates fluctuate over time or differ from actual costs, its operating results may be materially affected.  As a result, the Company’s gross profit in future periods may be significantly reduced or eliminated.

NOTE 19 - CONCENTRATION OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, including marketable securities, and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions. At times, such amounts may be in excess of the FDIC insured limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

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

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to the Company’s vendors under health insurance and workers compensation contracts and to guarantee performance under the Company’s contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. The Company does not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of May 31, 2008, the Company had approximately $5.4 million in restricted cash primarily to secure obligations under its PEO contracts in the Business Solutions segment.

Payment and Performance Bonds

Within the Company’s Wireless Infrastructure and Transportation Infrastructure segments, certain customers, particularly in connection with new construction, require the Company to post payment or performance bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. Under the Company’s continuing indemnity and security agreement with the surety, the Company has posted letters of credit in the amount of $5 million in favor of the surety and, with the consent of the Company’s lenders under its credit facility, the Company has granted security interests in certain of its assets to collateralize its obligations to the surety. The Company expects these letters of credit in favor of the surety to be reduced in the future. To date, the Company has not been required to make any reimbursements to the surety for bond-related costs. The

Company believes that it is unlikely that it will have to fund claims under its surety arrangements in the foreseeable future.

NOTE 21 - SEGMENT INFORMATION

The Company’s reportable business segments are organized in a manner that reflects how management reviews and evaluates those business activities.  Certain businesses have been grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics.

The segments are organized as follows:

Segment & Entity	Business Activity

Business Solutions
Professional Staff Management, Inc. and subsidiaries; CSM, Inc. and subsidiaries and related entities; Employer Solutions Group, Inc. and related entities	Provider of outsourced human resource services

Wireless Infrastructure
Fortune Wireless, Inc.; Magtech Services, Inc.; Cornerstone Wireless Construction Services, Inc.; James Westbrook & Associates, LLC	Provider turnkey development services for the deployment of wireless networks

Transportation Infrastructure
James H. Drew Corp. and subsidiaries	Installer of fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel

Ultraviolet Technologies
Nor-Cote International, Inc. and subsidiaries	Manufacturer of UV curable screen printing ink products

Electronics Integration
Kingston Sales Corporation; Commercial Solutions, Inc.; Telecom Technology, Corp.	Distributor and installer of home and commercial electronics

Variable Interest Entity
Fortune Fisbeck Development, LLC	Land, buildings and building improvements that are utilized solely by the Company

The following tables report data by segment and exclude revenues from transactions with other operating segments:

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Total
3-Months Ended May 31, 2008
Revenue	$ 20,286	$ 2,913	$ 10,581	$ 2,826	$ 3,592	$ 40,198
Cost of revenue	16,572	2,417	9,282	1,594	3,387	33,252
Gross profit	3,714	496	1,299	1,232	205	6,946
Operating expenses
Selling, general and administrative	3,827	1,103	873	1,185	652	7,640
Depreciation and amortization	359	38	8	86	11	502
Total operating expenses	4,186	1,141	881	1,271	663	8,142

Segment operating income (loss)	$ (472)	$ (645)	$ 418	$ (39)	$ (458)	$ (1,196)

	Holding	Consolidated	VIE	Segment
	Company	VIE	Elimination	Totals
3-Months Ended May 31, 2008
Revenue	$ -	$ 429	$ (427)	$ 40,200
Cost of revenue	-	-	-	33,252
Gross profit	-	429	(427)	6,948
Operating expenses
Selling, general and administrative	928	8	(427)	8,149
Depreciation and amortization	294	48	-	844
Total operating expenses	1,222	56	(427)	8,993

Segment operating income (loss)	$ (1,222)	$ 373	$ -	$ (2,045)

(1) Gross billings of $148,232 less worksite employee payroll costs of $127,946.

	Business Solutions (1)	Wireless Infrastructure	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
3-Months Ended May 31, 2007
Revenue	$22,012	$5,100	$8,882	$3,378	$2,912	$42,284
Cost of revenue	18,590	3,621	7,664	1,950	2,432	34,257
Gross profit	3,422	1,479	1,218	1,428	480	8,027
Operating expenses
Selling, general and administrative	3,010	1,455	787	1,226	557	7,035
Depreciation and amortization	347	48	4	6	18	423
Total operating expenses	3,357	1,503	791	1,232	575	7,458

Segment operating income (loss)	$65	$(24)	$427	$196	$(95)	$(569)

	Holding Company	Consolidated VIE	VIE Elimination	Segment Totals
3-Months Ended May 31, 2007
Revenue	$-	$470	$(468)	$42,286
Cost of revenue	-	-	-	34,257
Gross profit	-	470	(468)	8,029
Operating expenses
Selling, general and administrative	1,127	8	(468)	7,702
Depreciation and amortization	140	50	-	613
Total operating expenses	1,267	58	(468)	8,315

Segment operating income (loss)	$(1,267)	$412	$-	$(286)

(1) Gross billings of $156,933 less worksite employee payroll costs of $134,921.

(2) Beginning in fiscal year 2008, the Company began allocating selling, general, and administrative expenses to the segments. The effect of this change in period ending May 31, 2007 would be $678 of unallocated selling, general and administrative expenses.

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Total
9-months ended May 31, 2008
Revenue	$ 62,913	$ 12,693	$ 32,208	$ 8,903	$ 9,161	$ 125,878
Cost of revenue	51,415	9,816	28,768	5,097	8,402	103,498
Gross profit	11,498	2,877	3,440	3,806	759	22,380
Operating expenses						-
Selling, general and administrative	10,486	3,295	2,712	3,671	1,553	21,717
Depreciation and amortization	1,066	120	17	239	36	1,478
Total operating expenses	11,552	3,415	2,729	3,910	1,589	23,195

Segment operating income (loss)	$ (54)	$ (538)	$ 711	$ (104)	$ (830)	$ (815)

	Holding	Consolidated	VIE	Segment
	Company	VIE	Elimination	Totals
9-months ended May 31, 2008
Revenue	$ -	$ 1,283	$ (1,278)	$ 125,883
Cost of revenue	-	-	-	103,498
Gross profit	-	1,283	(1,278)	22,385
Operating expenses
Selling, general and administrative	2,065	25	(1,278)	22,529
Depreciation and amortization	639	145	-	2,262
Total operating expenses	2,704	170	(1,278)	24,791

Segment operating income (loss)	$ (2,704)	$ 1,113	$ -	$ (2,406)

(1) Gross billings of $464,761 less worksite employee payroll costs of $401,848.

	Business Solutions (1)	Wireless Infrastructure	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
9-Months Ended May 31, 2007
Revenue	$47,103	$18,790	$29,514	$9,340	$10,454	$115,201
Cost of revenue	38,968	14,870	25,596	5,511	8,932	93,877
Gross profit	8,135	3,920	3,918	3,829	1,522	21,324
Operating expenses
Selling, general and administrative	6,387	5,580	2,293	3,426	1,954	19,640
Depreciation and amortization	664	346	287	223	98	1,618
Impairment	-	1,815	-	-	212	2,027
Total operating expenses	7,051	7,741	2,580	3,649	2,264	23,285

Segment operating income (loss)	$1,084	$(3,821)	$1,338	$180	$(742)	$(1,961)

	Holding Company	Consolidated VIE	VIE Elimination	Segment Totals
9-Months Ended May 31, 2007
Revenue	$-	$1,054	$(1,046)	$115,209
Cost of revenue	-	-	-	93,877
Gross profit	-	1,054	(1,046)	21,332
Operating expenses
Selling, general and administrative	3,170	51	(1,046)	21,815
Depreciation and amortization	649	148	-	2,415
Impairment	-	-	-	2,027
Total operating expenses	3,819	199	(1,046)	26,257

Segment operating income (loss)	$(3,819)	$855	$-	$(4,925)

(1) Gross billings of $346,343 less worksite employee payroll costs of $299,240.

(2) Beginning in fiscal year 2008, the Company began allocating selling, general, and administrative expenses to the segments. The effect of this change in period ending May 31, 2007 would be $1,936 of unallocated selling, general and administrative expenses.

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
	Solutions	Infrastructure	Infrastructure	Technologies	Integration	Total
As of May 31, 2008 (unaudited)
Current Assets
Cash and equivalents	$ 3,081	$ (618)	$ 51	$ 641	$ (75)	$ 3,080
Restricted cash	5,383	-	-	-	-	5,383
Accounts receivable, net	3,899	3,274	9,075	1,804	1,762	19,814
Costs and estimated earnings in excess						-
of billings on uncompleted contracts	-	213	3,327	-	-	3,540
Inventory, net	14	109	2,032	1,767	558	4,480
Deferred tax asset	922	-	613	-	-	1,535
Prepaid expenses and						-
other current assets	311	401	373	177	47	1,309
Total Current Assets	13,610	3,379	15,471	4,389	2,292	39,141

Other Assets
Property, plant & equipment, net	821	618	1,492	1,990	118	5,039
Accounts receivable - long term	-	21	808	-	-	829
Goodwill	12,338	-	152	4,695	1,276	18,461
Other intangible assets, net	6,031	-	-	495	-	6,526
Other long term assets	12	-	-	14	6	32
Total Other Assets	19,202	639	2,452	7,194	1,400	30,887

Total Assets	$ 32,812	$ 4,018	$ 17,923	$ 11,583	$ 3,692	$ 70,028

	Holding	Consolidated	Segment
	Company	VIE	Totals
As of May 31, 2008 (unaudited, continued)
Current Assets
Cash and equivalents	$ (23)	$ 40	$ 3,097
Restricted cash	-	-	5,383
Accounts receivable, net	(209)	-	19,605
Costs and estimated earnings in excess
of billings on uncompleted contracts	-	-	3,540
Inventory, net	-	-	4,480
Deferred tax asset	-	-	1,535
Prepaid expenses and
other current assets	18	(115)	1,212
Total Current Assets	(214)	(75)	38,852

Other Assets
Property, plant & equipment, net	480	6,050	11,569
Accounts receivable - long term	-	-	829
Goodwill	-	-	18,461
Other intangible assets, net	-	-	6,526
Other long term assets	478	1	511
Total Other Assets	958	6,051	37,896

Total Assets	$ 744	$ 5,976	$ 76,748

	Business Solutions	Wireless Infrastructure	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
As of August 31, 2007 (audited)
Current Assets
Cash and equivalents	$9,104	$(134)	$498	$519	$(77)	$9,910
Restricted cash	5,091	-	-	-	-	5,091
Accounts receivable, net	3,330	5,193	9,913	1,856	1,614	21,906
Costs and estimated earnings in excess of billings on uncompleted contracts	-	560	719	-	-	1,279
Inventory, net	9	78	3,339	1,759	1,471	6,656
Deferred tax asset	922	-	613	-	-	1,535
Prepaid expenses and other current assets	731	713	399	232	238	2,313
Total Current Assets	19,187	6,410	15,481	4,366	3,246	48,690

Other Assets
Property, plant & equipment, net	636	790	1,614	1,869	139	5,048
Accounts receivable - long term	-	-	770	-	-	770
Goodwill	12,338	-	152	4,695	1,276	18,461
Other intangible assets, net	6,888	-	-	562	-	7,450
Other long term assets	38	-	-	15	4	57
Total Other Assets	19,900	790	2,536	7,141	1,419	31,786

Total Assets	$39,087	$7,200	$18,017	$11,507	$4,665	$80,476

	Holding Company	Consolidated VIE	Segment Totals
As of August 31, 2007 (continued, audited)
Current Assets
Cash and equivalents	$(159)	$79	$9,830
Restricted cash	-	-	5,091
Accounts receivable, net	(749)	-	21,157
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	1,279
Inventory, net	-	-	6,656
Deferred tax asset	-	-	1,535
Prepaid expenses and other current assets	517	10	2,840
Total Current Assets	(391)	89	48,388

Other Assets
Property, plant & equipment, net	564	6,626	12,238
Accounts receivable - long term	-	-	770
Goodwill	-	-	18,461
Other intangible assets, net	-	-	7,450
Other long term assets	988	3	1,048
Total Other Assets	1,552	6,629	39,967

Total Assets	$1,161	$6,718	$88,355

NOTE 22 - SUBSEQUENT EVENTS

On June 2, 2008, the Company’s majority shareholder and Chairman of the Board of Directors funded a $32,000 term loan note to the Company. The new term loan note replaced the Company’s Term Loan Note in the amount of $16,648 in principal and interest and the Revolving Line of Credit Promissory Note in the amount of $15,056 in principal and interest. The term loan note matures on May 5, 2011 and bears interest at the one year LIBOR plus 1.75% adjusted on June 1 of each year until maturity. In addition, the term loan note requires a guarantee fee of 1.88% beginning June 5, 2008. The term loan note is secured by substantially all assets of the Company and a 50% personal guarantee by the Chief Executive Officer of the Company.

On June 10, 2008, the Company’s wholly-owned subsidiary, James H. Drew Corporation, entered into a $6 million revolving line of credit with KeyBank. Availability under the credit facility is the lesser of $6 million or the borrowing base amount, which is calculated monthly as a percentage of the Company’s eligible assets. The revolving line of credit incurs interest at the Prime Rate minus 0.5% and matures on May 31, 2010. The revolving line of credit is secured by certain assets of the Company and limited personal guaranties of Fortune’s two majority shareholders. The revolving line of credit is subject to certain covenants including a minimum tangible net worth and current ratio requirements.

On June 30, 2008, the Company exchanged 66,180 shares of non-voting preferred stock with $0.10 par value and a dividend of $7.50 per share for 66,180 shares of non-voting preferred stock with $0.10 par value and a dividend of $10.00 per share.

Effective June 30, 2008, the Company issued 13,000 shares of non-voting preferred stock with a par value of $0.10 per share and a dividend of $10.00 per share in consideration for the termination of the Company’s term loan note in the amount of $1,300 with its majority shareholder. The unsecured Term Loan Note was due on November 1, 2010 and paid interest at LIBOR plus 3.0%.

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

Actual events and results involve risks and uncertainties and may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors.  Factors that might cause or contribute to such differences, include, but are not limited to, the risks and uncertainties that are discussed under the heading “Risk Factors” disclosed within Form 10-K/A for the year ended August 31, 2007.  Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission.

OVERVIEW

As a holding company of various product and service entities, we have historically invested in businesses that are undervalued or underperforming, and/or in operations that are poised for significant growth.  Management’s strategic focus is to support the growth of its operations by increasing revenue and revenue streams, managing costs and creating earnings growth. Additionally, we continually seek and evaluate strategic acquisitions that expand core offerings and drive incremental revenue and earnings growth.

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

Business Solutions Segment

The Business Solutions segment provides full-service human resource services through PEO relationships.  Business Solutions services are performed by Professional Staff Management, Inc. and its affiliated entities (“PSM”), CSM, Inc. and its affiliated entities (“CSM”), Employer Solutions Group, Inc. and its affiliated entities (“ESG”). PSM was acquired in October 2003, CSM was acquired in April 2005, and ESG was acquired effective as of March 1, 2007.  As of January 1, 2008, PEM is included in the operation of ESG. Our PEOs provide services typically managed by a company’s internal human resources and accounting departments, including payroll and tax processing and management, worker’s compensation and risk management, benefits administration, unemployment administration, human resource compliance services, 401(k) and retirement plan administration and employee assessments.  Clients represent a wide variety of industries including healthcare, professional services, manufacturing logistics, telemarketing and blue-collar services. Combined, these organizations provide co-employment services to approximately 17,200 employees in 44 states.

Wireless Infrastructure Segment

We have invested in wireless infrastructure businesses since July 2001, and have completed six acquisitions primarily related to infrastructure products and service offerings related to the development, marketing, management, maintenance and upgrading of wireless telecommunications sites, as well as development of commercial and residential land development projects.  The telecommunications industry includes cellular, personal communication services (PCS), specialized mobile radio (SMR), enhanced specialized mobile radio (ESMR), microwave systems, fixed wireless, broadband and fiber optics technologies for carriers, tower consolidators and utilities.  While the wireless services are still offered under certain subsidiaries, in November 2005 we began marketing the consolidated services of these subsidiaries under the Fortune Wireless name brand to promote our ‘turn-key’ service offerings whereby we assist with multiple areas of wireless infrastructure under integrated contracting arrangements.  Turn-key services include site acquisition, engineering, architecture and design, and construction/technical services.

Site Acquisition

Site acquisition services are performed for the wireless telecommunications industry and include program management, site leasing, land use planning, co-location facilitation, lease renegotiation, site marketing and asset management.

Engineering, Architecture and Design

Engineering, architecture and design services are performed for the wireless, telecommunications, real estate development, municipal, and petroleum industries. Services also include structural analysis and design of improvements to telecommunications towers, the structural design and analysis of buildings, and commercial and residential land development projects, including re-zoning of properties.

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

Transportation Infrastructure Segment

The Transportation Infrastructure segment assists customers with the development, maintenance and upgrading of transportation infrastructure and commercial construction projects.  Transportation infrastructure products and services are performed by the James H. Drew Corp. and its subsidiaries (JH Drew).  JH Drew was acquired in April 2004 and has been operating for over fifty years servicing contractors and state departments of transportation throughout Midwest portion of the United States.  JH Drew is a leading specialty contractor in the field of transportation infrastructure, including guardrail, electrical components, and the fabrication and installation of structural steel for commercial buildings.

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

Kingston and Commercial Solutions are distributors for prominent national companies in the electronic, sound, security, and video markets. Customers include businesses in the hospitality, healthcare, education, transportation and retail industries.  Product offerings include the latest technology in HDTV displays, including LCDs and plasma televisions, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems.  The Electronics Integration segment also includes mobile audio products for the RV and marine industry as well as telecommunications products for commercial and residential applications.   Kingston was acquired in July 2002.  Commercial Solutions began operations in December 2003.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies, which are in compliance with accounting principles generally accepted in the United States, require application of methodologies, estimates and judgments that have a significant impact on the results reported in the Company’s financial statements.  Those policies that, in the belief of management, are critical and require the use of complex judgment in their application, are disclosed in the Company’s Form 10-K/A for the year ended August 31, 2007.  The purpose of Amendment No. 1 to the Company’s Annual Report for the year ended August 31, 2007 is to reclassify long term debt from our credit facility loan to current debt as a result of covenant violations, reclassify our temporary equity component related o the ESG acquisition to liabilities, and disclose put options related to our ESG acquisition.  Other than the Amendment discussed, there have been no material changes to the Company’s critical accounting policies since August 31, 2007.

RESULTS OF OPERATIONS:  COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2008 AND 2007

Executive Overview of Financial Results

Results of operations for the three month period ended May 31, 2008 and 2007 are as follows:

	Revenue for the		Operating income (loss) for the
	3-months ended May 31,		3-months ended May 31,
	2008	2007	2008	2007
	(Dollars in thousands)
Business Solutions	$ 20,286	$ 22,012	$ (472)	$ 65
Wireless Infrastructure	2,913	5,100	(645)	(24)
Transportation Infrastructure	10,581	8,882	418	427
Ultraviolet Technologies	2,826	3,378	(39)	196
Electronics Integration	3,592	2,912	(458)	(95)
Holding Company	-	-	(1,222)	(1,267)
Variable Interest Entity	429	470	373	412
Variable Interest Entity Elimination	(427)	(468)	-	-
Segment Totals	$ 40,200	$ 42,286	$ (2,045)	$ (286)

Net Income (Loss) Available to Common Shareholders			$ (3,080)	$ (1,355)

Results of operations for the nine month period ended May 31, 2008 and 2007 are as follows:

	Revenue for the		Operating income (loss) for the
	9-months ended May 31,		9-months ended May 31,
	2008	2007	2008	2007
	(Dollars in thousands)
Business Solutions	$ 62,913	$ 47,103	$ (54)	$ 1,084
Wireless Infrastructure	12,693	18,790	(538)	(3,821)
Transportation Infrastructure	32,208	29,514	711	1,338
Ultraviolet Technologies	8,903	9,340	(104)	180
Electronics Integration	9,161	10,454	(830)	(742)
Holding Company	-	-	(2,704)	(3,819)
Variable Interest Entity	1,283	1,054	1,113	855
Variable Interest Entity Elimination	(1,278)	(1,046)	-	-
Segment Totals	$ 125,883	$ 115,209	$ (2,406)	$ (4,925)

Net Loss Available to Common Shareholders			$ (5,909)	$ (8,384)

Net loss available to common stock shareholders was ($3.080) million or ($0.24) per diluted share on revenue of $40.200 million for the three month period ended May 31, 2008 compared with net loss available to common stock shareholders of ($1.355) million or ($0.10) per diluted share on revenue of $42.286 million for the three month period ended May 31, 2007.  This represents a 5% decrease in revenue and a 127% percent decrease in net loss available to common stock shareholders.

Net loss available to common stock shareholders was ($5.909) million or ($0.46) per diluted share on revenue of $125.883 million for the nine month period ended May 31, 2008 compared with net loss available to common stock shareholders of ($8.384) million or ($0.67) per diluted share on revenue of $115.209 million for the nine month period ended May 31, 2007.  This represents a 9% increase in revenue and a 30% percent increase in net income available to common stock shareholders.

The following factors primarily contributed to the decrease in revenue for the three month period ended May 31, 2008 compared to the three month period ended May 31, 2007:

•

A decrease in revenue at PSM in the Business Solutions segment due to a loss in worksite employees; reduced volumes of work in the construction division of the Wireless Infrastructure segment due to operational changes that took place in the three month period ended February 28, 2007; and a decrease in ink sales in Ultraviolet Technologies; offset by

•

An increase in revenue in Transportation Infrastructure and an increase in Electronics Integration revenue due to increased availability of television products and an increased demand from existing customers.

The following factors primarily contributed to the increase in revenue for the nine month period ended May 31, 2008 compared to the nine month period ended May 31, 2007:

•	Organic growth and the acquisition of ESG on March 1, 2007 within the Business Solutions segment and an increase in revenue in Transportation Infrastructure; offset by
•

Reduced volumes of work associated with the Wireless Infrastructure operational changes that took place during the three month period ended February 28, 2007; a decrease in ink sales in Ultraviolet Technologies; and a decrease in Electronics Integration revenue due primarily to a lower volume of sales of television products.

The following factors primarily contributed to the increase in net loss available to common stock shareholders for the three month period ended May 31, 2008 compared to the three month period ended May 31, 2007:

•

An increase in doubtful accounts allowances and contingent liability reserves in the Business Solutions segment; decreased revenues in the Wireless Infrastructure and Ultraviolet Technologies segments; and defective merchandise in the Electronics Integration segment.

The following factors primarily contributed to the decrease in net loss available to common stock shareholders for the nine month period ended May 31, 2008 compared to the nine month period ended May 31, 2007:

•

Operational changes and a non-recurring impairment charge in the Wireless Infrastructure segment during the three month period ended February 28, 2007, and a decrease in interest expense in the Holding Company; offset by

•

An increase in doubtful accounts allowances and contingent liability reserves in the Business Solutions segment; reduced ink sales in Ultraviolet Technologies; and defective merchandise and lack of available product in the Electronics Integration segment.

Results by segment are described in further detail as follows:

Business Solutions

Business Solutions segment operating results for three and nine month period ended May 31, 2008 and 2007 are as follows:

	Three Month Period Ended				Nine Month Period Ended
	May 31, 2008		May 31, 2007		May 31, 2008		May 31, 2007
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$ 20,286	100%	$ 22,012	100%	$ 62,913	100%	$ 47,103	100%
Cost of revenues	16,572	81.7%	18,590	84.5%	51,415	81.7%	38,968	82.7%
Gross profit	3,714	18.3%	3,422	15.5%	11,498	18.3%	8,135	17.3%

Operating expenses
Selling, general and administrative	3,827	18.9%	3,010	13.7%	10,486	16.7%	6,387	13.6%
Depreciation and amortization	359	1.8%	347	1.6%	1,066	1.7%	664	1.4%
Total operating expenses	4,186	20.6%	3,357	15.3%	11,552	18.4%	7,051	15.0%

Segment operating income (loss)	$ (472)	-2.3%	$ 65	0.3%	$ (54)	-0.1%	$ 1,084	2.3%

Revenue

Revenue for the three month period ended May 31, 2008 was $20.286 million, compared to $22.012 million for the three month period ended May 31, 2007, a decrease of $1.726 million or 8%.  Revenue for the nine month period ended May 31, 2008 was $62.913 million, compared to $47.103 million for the nine month period ended May 31, 2007, an increase of $15.810 million or 34%.  Revenue decreased for the three month period ended May 31, 2008 due to a loss in worksite employees in PSM and the slow-down in the home construction industry affecting the customer base of ESG. Revenue increased for the nine month period ended May 31, 2008 primarily due to organic growth and the acquisitions of ESG and Precision.  As such, administrative fees, workers compensation premiums, employee benefit premiums and income taxes collected have increased.

Gross Profit

Gross profit for the three month period ended May 31, 2008 was $3.714 million, representing 18% of revenue, compared to $3.422 million, representing 16% of revenue for the three month period ended May 31, 2007, an increase of $0.292 million or 9%.  Gross profit for the nine month period ended May 31, 2008 was $11.498 million, representing 18% of revenue, compared to $8.135 million, representing 17% of revenue for the nine month period ended May 31, 2007, an increase of $3.363 million or 41%.  Gross profit increased for the three month period ended May 31, 2008 due to a reduction in workers compensation claims, and increased for the nine month period ended May 31, 2008 due to the acquisitions of ESG and Precision.

Operating Income

Operating loss for the three month period, ended May 31, 2008 was ($0.472) million, compared to an operating income of $0.065 million for the three month period ended May 31, 2007, a decrease of $0.537 million or 826%.  Operating loss for the nine month period, ended May 31, 2008 was ($0.054) million, compared to operating income of $1.084 million for the nine month period ended May 31, 2007, a decrease of $1.138 million or 105%.  Operating income decreased as a result of the Company increasing the reserve for doubtful accounts allowances and contingent liability reserves in respons to current market conditions.

Wireless Infrastructure

Wireless Infrastructure segment operating results for the three and nine month periods ended May 31, 2008 and 2007 are as follows:

	Three Month Period Ended				Nine Month Period Ended
	May 31, 2008		May 31, 2007		May 31, 2008		May 31, 2007
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$ 2,913	100%	$ 5,100	100%	$ 12,693	100%	$ 18,790	100%
Cost of revenues	2,417	83.0%	3,621	71.0%	9,816	77.3%	14,870	79.1%
Gross profit (loss)	496	17.0%	1,479	29.0%	2,877	22.7%	3,920	20.9%

Operating expenses
Selling, general and administrative	1,103	37.9%	1,455	28.5%	3,295	26.0%	5,580	29.7%
Depreciation and amortization	38	1.3%	48	0.9%	120	0.9%	346	1.8%
Impairment	-	0.0%	-	0.0%	-	0.0%	1,815	9.7%
Total operating expenses	1,141	39.2%	1,503	29.5%	3,415	26.9%	7,741	41.2%

Segment operating loss	$ (645)	-22.1%	$ (24)	-0.5%	$ (538)	-4.2%	$ (3,821)	-20.3%

Revenue

Revenue for the three month period ended May 31, 2008 was $2.913 million compared to $5.100 million for the three month period ended May 31, 2007, a decrease of $2.187 million or 43%.  The decrease in revenues is primarily due to the decline and/or suspension of capital budgets by clients, the consolidation in the industry and the decision to downsize operations in the construction division.

Revenue for the nine month period ended May 31, 2008 was $12.693 million compared to $18.790 million for the nine month period ended May 31, 2007, a decrease of $6.097 million or 32%.  The decrease in revenues is primarily due to the decline and/or suspension of capital budgets by clients, the consolidation in the industry and our decision to downsize operations in the construction division.

Gross Profit

Gross profit for the three month period ended May 31, 2008 was $0.496 million, representing 17% of revenue, compared to $1.479 million representing 29% of revenue for the three month period ended May 31, 2007, a decrease of $0.983 million or 67%.  Gross profit for the nine month period ended May 31, 2008 was $2.877 million, representing 23% of revenue, compared to $3.920 million representing 21% of revenue for the nine month period ended May 31, 2007, a decrease in gross profit of $1.043 million or 27%.  Gross profit decreased for the three month period ended May 31, 2008 due to operating inefficiencies and estimate corrections on two major projects in the construction division. These projects were closed during the three month period ended May 31, 2008. Gross profit as a dollar amount decreased for the nine month period ended May 31, 2008 due to the decrease in revenue discussed above. Gross profit as a percentage of revenue increased for the nine month period ended May 31, 2008 due to improved pricing models and performance in the site acquisition and engineering divisions. Additionally, the increase for the nine month period ended May 31, 2008 is partially due to the non-recurring impairment charge during the three month period ended February 28, 2007.

Operating Income

The operating loss for the three month period, ended May 31, 2008 was ($0.645) million, compared to operating loss of ($0.024) million for the three month period ended May 31, 2007, an increase in operating loss of $0.621 million or 26%. Operating loss for the nine month period, ended May 31, 2008 was ($0.538) million, compared to operating loss of ($3.821) million for the nine month period ended May 31, 2007, an increase in operating income of $3.283 million or 86%. Operating income decreased for the three month period ended May 31, 2008 due to the decrease in gross profit discussed above. Operating income increased for the nine month period ended May 31, 2008 as a result of initiated management team changes, better aligning asset and labor base with market conditions, and evaluating and adjusting ongoing customer contract negotiations and purchasing procedures. Additionally, the increase is partially due to a non-recurring impairment charge during the three month period ended February 28, 2007.

Transportation Infrastructure

Transportation Infrastructure segment operating results for the three and nine month periods ended May 31, 2008 and 2007 are as follows:

	Three Month Period Ended				Nine Month Period Ended
	May 31, 2008		May 31, 2007		May 31, 2008		May 31, 2007
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$ 10,581	100%	$ 8,882	100%	$ 32,208	100%	$ 29,514	100%
Cost of revenues	9,282	87.7%	7,664	86.3%	28,768	89.3%	25,596	86.7%
Gross profit	1,299	12.3%	1,218	13.7%	3,440	10.7%	3,918	13.3%

Operating expenses
Selling, general and administrative	873	8.3%	787	8.9%	2,712	8.4%	2,293	7.8%
Depreciation and amortization	8	0.1%	4	0.0%	17	0.1%	287	1.0%
Total operating expenses	881	8.3%	791	8.9%	2,729	8.5%	2,580	8.7%

Segment operating income	$ 418	4.0%	$ 427	4.8%	$ 711	2.2%	$ 1,338	4.5%

Revenue

Revenue for the three month period ended May 31, 2008 was $10.581 million compared to $8.882 million for the three month period ended May 31, 2007, an increase of $1.699 million or 19%. Revenue for the nine month period ended May 31, 2008 was $32.208 million compared to $29.514 million for the nine month period ended May 31, 2007, an increase of $2.694 million or 9%. Revenue increased primarily due to the Company beginning work on new specialty projects during the three month period ended May 31, 2008.

Gross Profit

Gross profit for the three month period ended May 31, 2008 was $1.299 million, representing 12% of revenue, compared to $1.218 million representing 14% of revenue for the three month period ended May 31, 2007, an increase of $0.0081 million or 7%. Gross profit for the nine month period ended May 31, 2008 was $3.440 million, representing 11% of revenue, compared to $3.918 million representing 13% of revenue for the nine month period ended May 31, 2007, a decrease of $0.478 million or 12%. Gross profit decreased primarily due to an increase in raw material and diesel fuel costs.

Operating Income

Operating income for the three month period ended May 31, 2008 was $0.418 million, compared to $0.427 million for the three month period ended May 31, 2007, a decrease in operating income of $0.009 million or 2%. Operating income for the nine month period ended May 31, 2008 was $0.711 million, compared to $1.338 million for the nine month period ended May 31, 2007, a decrease of $0.627 million or 47%. Operating income decreased due to the decrease in gross profit discussed above.

Ultraviolet Technologies

Ultraviolet Technologies segment operating results for the three and nine month periods ended May 31, 2008 and 2007 are as follows:

	Three Month Period Ended				Nine Month Period Ended
	May 31, 2008		May 31, 2007		May 31, 2008		May 31, 2007
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$ 2,826	100%	$ 3,378	100%	$ 8,903	100%	$ 9,340	100%
Cost of revenues	1,594	56.4%	1,950	57.7%	5,097	57.3%	5,511	59.0%
Gross profit (loss)	1,232	43.6%	1,428	42.3%	3,806	42.7%	3,829	41.0%

Operating expenses
Selling, general and administrative	1,185	41.9%	1,226	36.3%	3,671	41.2%	3,426	36.7%
Depreciation and amortization	86	3.0%	6	0.2%	239	2.7%	223	2.4%
Total operating expenses	1,271	45.0%	1,232	36.5%	3,910	43.9%	3,649	39.1%

Segment operating income (loss)	$ (39)	-1.4%	$ 196	5.8%	$ (104)	-1.2%	$ 180	1.9%

Revenue

Revenue for the three month period ended May 31, 2008 was $2.826 million compared to $3.378 million for the three month period ended May 31, 2007, a decrease of $0.552 million or 16%. Revenue for the nine month period ended May 31, 2008 was $8.903 million compared to $9.340 million for the nine month period ended May 31, 2007, a decrease of $0.437 million or 5%. Revenue decreased for the three month period ended May 31, 2008 as a result of a decline in sales of specialty inks in the US, a decline in sales of conductive inks in the UK, a decline in sales of CD inks in South Africa, and a decrease in nameplate ink sales in Asia.

Gross Profit

Gross profit for the three month period ended May 31, 2008 was $1.232 million representing 44% of revenue, compared to $1.428 million representing 42% of revenue for the three month period ended May 31, 2007, a decrease of $0.196 or 14%.  Gross profit for the nine month period ended May 31, 2008 was $3.806 million representing 43% of revenue, compared to $3.829 million representing 41% of revenue for the nine month period ended May 31, 2007, a decrease of $0.023 or 1%.  Gross profit as a dollar amount decreased for the three month period ended May 31, 2008 due to the decrease in revenue discussed above. Gross profit as a percentage of revenue increased due to new sales of an additive at a high margin. Gross profit did not change significantly for the nine month period ended May 31, 2008.

Operating Income

Operating loss for the three month period ended May 31, 2008 was ($0.039) million, compared to operating income of $0.196 million for the three month period ended May 31, 2007, a decrease in operating income of $0.235 million or 120%. Operating loss for the nine month period ended May 31, 2008 was ($0.104) million, compared to operating income of $0.180 million for the nine month period ended May 31, 2007, a decrease in operating income of $0.284 million or 158%. Operating income decreased for the three month period ended May 31, 2008 primarily due to lower revenue.

Electronics Integration

Electronics Integration segment operating results for the three and nine month periods ended May 31, 2008 and 2007 are as follows:

	Three Month Period Ended				Nine Month Period Ended
	May 31, 2008		May 31, 2007		May 31, 2008		May 31, 2007
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$ 3,592	100%	$ 2,912	100%	$ 9,161	100%	$ 10,454	100%
Cost of revenues	3,387	94.3%	2,432	83.5%	8,402	91.7%	8,932	85.4%
Gross profit	205	5.7%	480	16.5%	759	8.3%	1,522	14.6%

Operating expenses
Selling, general and administrative	652	18.2%	557	19.1%	1,553	17.0%	1,954	18.7%
Depreciation and amortization	11	0.3%	18	0.6%	36	0.4%	98	0.9%
Impairment	-	0.0%	-	0.0%	-	0.0%	212	2.0%
Total operating expenses	663	18.5%	575	19.7%	1,589	17.3%	2,264	21.7%

Segment operating loss	$ (458)	-12.8%	$ (95)	-3.3%	$ (830)	-9.1%	$ (742)	-7.1%

Revenue

Revenue for the three month period ended May 31, 2008 was $3.592 million compared to $2.912 million for the three month period ended May 31, 2007, an increase of $0.680 million or 23%. Revenue for the nine month period ended May 31, 2008 was $9.161 million compared to $10.454 million for the nine month period ended May 31, 2007, a decrease of $1.293 million or 12%.

Revenue increased for the three month period ended May 31, 2008 primarily due to the availability of healthcare products and an increase in sales volume with two existing customers. Revenue decreased for the nine month period ended May 31, 2008 due to the completion of a large contract, as well as a shortage of healthcare sets due to manufacturing issues within the period.

Gross Profit

Gross profit for the three month period ended May 31, 2008 was $0.205 million representing 6% of revenue, compared to $0.480 million representing 17% of revenue for the three month period ended May 31, 2007, a decrease of $0.275 million or 57%.  Gross profit for the nine month period ended May 31, 2008 was $0.759 million representing 8% of revenue, compared to $1.522 million representing 15% of revenue for the nine month period ended May 31, 2007, a decrease of $0.763 million or 50%.  Gross profit decreased for the three and nine month periods ended May 31, 2008 due to an increase in the inventory allowance related to defective inventory, and operating at a lower margin as a result of competition from a manufacturer.

Operating Income

Operating loss for the three month period ended May 31, 2008 was ($0.458) million, compared to ($0.95) million for the three month period ended May 31, 2007, an increase in operating loss of $0.363 million or 382%. Operating loss for the nine month period ended May 31, 2008 was ($0.830) million, compared to an operating loss of ($0.742) million for the nine month period ended May 31, 2007, an increase in operating loss of $0.088 million or 12%. The increase in operating loss was due to the decrease in revenue and gross profit discussed above.

Holding Company

Operating Expense

The Holding Company does not have any income-producing operating assets. As such, the operating loss was equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the three month period ended May 31, 2008 were $1.222 million, compared to $1.267 million for the three month period ended May 31, 2007, a decrease in operating expense of $0.045 million or 4%. Operating expenses for the nine month period ended May 31, 2008 were $2.704 million, compared to $3.819 million for the nine month period ended May 31, 2007, a decrease of $1.115 million or 29%.  Beginning September 1, 2007, the Company becan allocating selling general and administrative expenses to the segments, resulting in a decrease of $0.367 million and $1.256 million for the three and nine month periods ended May 31, 2008 from the Holding company.

Interest Expense

Interest expense was $0.553 million for the three month period ended May 31, 2008, compared to $0.843 million for the three month period ended May 31, 2007, a decrease of $0.290 million or 34%. Interest expense was $2.029 million for the nine month period ended May 31, 2008, compared to $2.498 million for the nine month period ended May 31, 2007, a decrease of $0.469 million or 19%. The decrease was primarily due to decreasing interest rates on the variable interest rate notes.

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

Variable Interest Entity

The Company leases a total of five facilities from a consolidated variable interest entity, whose primary purpose is to own and lease these properties to the Company. The VIE had ownership of 384,500 shares of the Company’s stock and is wholly owned by the Company’s Chairman of the Board of Directors and the Chief Executive Officer.  During the period ending February 29, 2008, the VIE transferred the 384,500 shares to the members. The VIE does not have any other significant assets. For the three month period ended May 31, 2008, the consolidation of the VIE comprised of $0.429 million in rental income, offset by a $0.067 million charge to interest expense, a $0.048 million charge to depreciation expense, and $0.008 million in administrative and other miscellaneous expenses.  For the three month period ended May 31, 2007, the consolidation of the VIE comprised of $0.470 million in rental income, offset by a $0.103 million charge to interest expense, a $0.050 million charge to depreciation expense, and $0.008 administrative and other miscellaneous expenses.

For the nine month period ended May 31, 2008, the consolidation of the VIE comprised of $1.283 million in rental income, offset by a $0.293 million charge to interest expense, a $0.144 million charge to depreciation expense, $0.047 loss on disposal of building, $0.025 million in administrative and other miscellaneous expenses.  For the nine month period ended May 31, 2007, the consolidation of the VIE comprised of $1.054. million in rental income, offset by a $0.382 million charge to interest expense, a $0.148 million charge to depreciation expense, and $0.051 administrative and other miscellaneous expenses.

Refer to Note 2 of the accompanying consolidated financial statements for detailed information regarding the variable interest entity.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents and proceeds from debt borrowings.  We had cash and equivalents of $3.097 million at May 31, 2008 and $9.830 million at August 31, 2007.  At May 31, 2008, we had no borrowings available on our line of credit with the bank.

We had working capital of ($25) million at May 31, 2008 compared with ($16) million at August 31, 2007. The decrease in working capital was primarily due to a decrease in cash and equivalents and a decrease in accounts receivable.  Current assets are primarily comprised of cash and equivalents, net accounts receivable, inventories, and costs and estimated earnings in excess of billings on uncompleted contracts. Current liabilities are primarily comprised of the line of credit, accounts payable and accrued expenses.

Total debt at May 31, 2008 was $44.00 million including a $4.1 million convertible term note, $32 million in bank debt, $1.3 million in debt to a related party, and $6.6 million in the variable interest entity’s debt.  Total debt at August 31, 2007 was $47.6 million.  There were no unused borrowings under the line of credit at May 31, 2008 and August 31, 2007. The various debt agreements contain restrictive covenants that limit, among other things, certain mergers and acquisitions, redemptions of common stock, and payment of dividends. In addition, we must meet certain financial ratios.  Total capital expenditures were approximately $0.318 million and $0.1 million for the three month periods ended May 31, 2008 and 2007, respectively.  Total capital expenditures were approximately $1.3 million and $0.9 million for the nine month periods ended May 31, 2008 and 2007, respectively.  Sources of funds for these expenditures have primarily been from additional borrowings from the bank.

As of May 31, 2008, the Company was not in compliance with certain bank debt covenants.  As stated in Note 22, the Company refinanced this debt subsequent to the quarter ended May 31, 2008.

Cash Flows

Cash flows provided by (used in) operations for the nine month period ended May 31, 2008 and 2007 were ($1.006) million and $7.775 million, respectively.  This decrease in operating cash flows was due primarily to increased costs and estimated earning in excess of billings on uncompleted contracts.

Net cash flow used in investing activities was ($0.893) million for the nine month period ended May 31, 2008 compared to ($8.077) million for the nine month period ended May 31, 2007.  The decrease was primarily due to not acquiring any new companies.

Net cash flow provided by (used in) financing activities was ($4.871) million for the nine month period ended May 31, 2008 compared to $5.706 million for the nine month period ended May 31, 2007.  The decrease was primarily the result of less borrowing and more debt repayment.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations as of May 31, 2008:

	Payments Due By
Contractual obligation	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt and capital lease obligations	$43,920	$40,738	$1,660	$1,522	$-
Operating lease (1)	16,279	2,643	2,347	9,624	1,665
Total	$60,199	$43,381	$4,007	$11,146	$1,665

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

Transactions with Related Parties

We have entered into various acquisition agreements over the past three years which contain option agreements or rights between the sellers of the acquired entities and our majority shareholder, Mr. Carter Fortune, related to the Company’s stock provided as consideration under the acquisitions.  The option agreements provide for put/call options on the Company’s common stock held by the sellers of the acquired companies.   Total estimated cash outlays by the Company’s majority shareholder subsequent to May 31, 2008 for these options are estimated between $2.4 million and $4.0 million and are expected to be exercised over the next three months.

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

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under health insurance and workers compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this situation were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of May 31, 2008, we had approximately $5.4 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.

Payment and Performance Bonds

Within our Wireless Infrastructure and Transportation Infrastructure segments, certain customers, particularly in connection with new construction, require us to post payment or performance bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or fail to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, we have posted letters of credit in the amount of $5.0 million in favor of the surety and, with the consent of our lender under our credit facility, we have granted security interests in certain of our assets to collateralize our obligations to the surety. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future. As of May 31, 2008, an aggregate of approximately $5.0 million in original face amount of bonds issued by the surety were outstanding.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on its variable rate line of credit and convertible term note as described in Note 9 to the consolidated financial statements.  Almost all of the Company’s debt as of May 31, 2008 bears interest at variable rates. Based on amounts outstanding at May 31, 2008, if the interest rate on the Company’s variable debt were to increase by 1.0%, annual interest expense would increase by approximately $0.466 million.

Cash and cash equivalents as of May 31, 2008 were $3.097 million and are primarily in subsidiary operating accounts. A hypothetical 10% adverse change in the average interest rate on the Company’s investments would not have had a material effect on net income for the three or nine month periods ended May 31, 2008. We do not currently utilize any derivative financial instruments to hedge interest rate risks.

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our European, Singaporean, Chinese, and Mexican foreign subsidiaries. A hypothetical 10% adverse change in the foreign currency translation would not have had a material effect on net income for the three or nine month periods ended May 31, 2008. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on May 31, 2008 in providing reasonable assurance that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that (i) additional accounting personnel were needed both at the parent company level and at certain subsidiaries at May 31, 2008 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures. The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel. Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced. Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.

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

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on Form 10-K/A.

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

Fortune Industries, Inc.
(Registrant)

Date: July 15, 2008	By: /s/ John F. Fisbeck
John F. Fisbeck,
Chief Executive Officer

Date: July 15, 2008	By: /s/ Garth A. Allred
Garth A Allred,
Chief Financial Officer