Form 10-K/A
period 2007-08-31
FORTUNE INDUSTRIES, INC.
filed 2008-10-14
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 2 to Form 10-K (this “Second Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended August 31, 2007, filed on December 14, 2007 (the “Original 10-K”) as subsequently amended by Amendment No. 1 to Form 10-K filed on July 11, 2008 (the “First Amendment”) of Fortune Industries, Inc. and subsidiaries (the “Company”). We are filing this Second Amendment to include a properly dated audit report of Somerset CPAs, P.C. and a footnote disclosure regarding the purpose of Amendment No. 1, the purpose of which was to amend the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007 to reclassify long term debt from our credit facility loan to current debt as a result of covenant violations, reclassify our temporary equity component related to the ESG acquisition to liabilities, and disclose put options related to our ESG acquisition.

For convenience, this amended Annual Report on Form 10-K/A sets forth the original filing in its entirety, as amended where necessary to reflect Amendment No. 1 and Amendment No. 2.  The following sections were revised to reflect the restatements:

•	Part II, Item 6. Selected Financial Data,
•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and
•	Part II, Item 8. Financial Statements and Supplementary Data

This Second Amendment should be read in conjunction with the Original 10-K, as amended by the First Amendment, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on December 14, 2007. The Original 10-K has not been amended or updated to reflect events occurring after December 14, 2007, except as specifically set forth in the First Amendment and the Second Amendment.

The following table sets forth the effects of Amendment No. 1 on the previously reported consolidated financial statements as of, and for the year ended, August 31, 2007:

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

We record our state unemployment tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Should our claim experience increase, our unemployment tax rates could increase. In addition, states have the ability under law to increase unemployment tax rates to cover deficiencies in the unemployment tax fund. Some states have implemented retroactive cost increases.   Some client contractual arrangements limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees.   The PEO contracts for the PEM office in Arizona limit its ability to pass on SUTA rate increases.   However, the financial position of the Arizona office is not material in relation to the Business Solutions Segment as a whole.  In addition these contracts are being revised with the provision being changed during the 2008 year.  PEO contracts for clients in the states of Utah and Colorado do not limit the PEO's ability to raise SUTA rates on an as-needed basis.  PEO contracts in the states of Indiana and Tennessee are also non-restrictive regarding the PEO's ability to raise SUTA rates on an as-needed basis   As a result, most increases to a PEO's SUTA rate can be passed on to its clients and will not  have a material adverse effect on our financial condition or results of operations.

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

Transactions with Related Parties

We have entered into various acquisition agreements over the past four  years that  contain option agreements between the sellers and our majority shareholder, Mr. Carter Fortune, related to the Company’s stock obtained by the sellers through the acquisitions.  The option agreements provide for put/call options on the Company’s common stock held by the sellers.  The put/call options range in price from $1 to $10 per common share.  Harlan Schafir and certain PSM employees exercised their  put sale rights by executing the sale of his shares of Company stock to Mr. Fortune and Mr. Fisbeck during the first and second fiscal quarters of the 2007 fiscal year. Norman Wolcott and the former shareholders of Magtech Services, Inc. sold shares of Company Common Stock to Carter M. Fortune and John Fisbeck pursuant to option rights associated with the Nor-Cote and Magtech acquisitions.  The members of PEM currently have put rights in regards to 258,824 shares.  The put price is $3.75 per share.  Upon exercise, the Company’s two major shareholders must purchase the shares.  Similarly, the Company’s two major shareholders have call rights in regards to the same shares at a price of $6.00 per share.  The shareholders of CSM currently have put rights in regards to approximately 150,000 shares.  The exact number depends on a vesting schedule.  The put price is $10.33 per share.  Upon exercise, the Company’s major shareholder must purchase the shares.  Refer to Note 3 of the accompanying consolidated financial statements for detailed information regarding the put/call rights.

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

Valuation of Accounts Receivable and Inventory Reserves

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

Goodwill and Other Intangible Assets

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

Impairment of Long-Lived Assets

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

Income Taxes

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

Accrued Insurance and Workmen’s Compensation Reserves

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

Forward-Looking Statements

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

As described in Note 25, the consolidated financial statements referred to above have been restated to reclassify long term debt as a result of covenant violations, as well as to reclassify and disclose put options related to an acquisition.

/s/ Somerset CPAs, P.C.

Indianapolis, Indiana
December 13, 2007, except for Note 25,
as to which the date is October 10, 2008

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

Acquisitions

During the fiscal year 2007, the Company had the following material acquisitions:

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

Intangible asset amortization expense is $1,448, $646, and $601 for the years ended August 31, 2007, 2006, and 2005, respectively, which includes $477, $20, and $30 of amortization related to loan origination fees, respectively.

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

Amortization expense on intangible assets currently owned by the Company at August 31, 2007 for each of the next five fiscal years is as follows:

2008	$1,169
2009	1,180
2010	916
2011	916
2012	899
2013 and thereafter	1,780

Total	$6,860

NOTE 10 - DEBT ARRANGEMENTS

The Company’s debt obligations consisted of the following:

	August 31,	August 31,
	2007 (Restated)	2006
Notes payable:

Revolving line of credit promissory note due August 31, 2008. Interest at LIBOR plus 2.0% or 1.75% upon achievement of certain financial performance criteria. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two major shareholders (the Chairman of the Board and the CEO of the Company). The loan is further secured by certain marketable securities of the major shareholder.	$15,000	$3,330

Term loan note due in monthly installments of $167 plus interest at LIBOR plus 2.0% or 1.75% upon achievement of certain financial performance criteria through maturity date, August 31, 2011. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two major shareholders. The loan is further secured by certain marketable securities of the major shareholder.	18,167	20,000

Various term notes due in monthly installments of $14, including interest ranging from 4.9% to 9.03% through April 2010. The loans are secured by vehicles and equipment.	314	173

Convertible term note:

Convertible term note due in monthly installments of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan is guaranteed by the Company’s two major shareholders.	5,678	7,500

Debt with majority shareholder:

Unsecured line of credit promissory note due December 1, 2010. Interest at the one-month LIBOR plus 3% with $8,000 available borrowings.	1,000	-

Term note due in monthly installments of $3 including interest at 4.0% through September 2008. The loan is secured by vehicles and equipment.	30	63

Variable interest entity:

Revolving line of credit promissory note due September 30, 2007. Interest at LIBOR plus 1.6%. The loan is secured by real estate and personal guarantees of the Company’s two majority shareholders.	2,200	-

Various term loans due in monthly installments totaling $44 plus interest at ranges from LIBOR plus 1.5% to LIBOR plus 1.6%. The loans mature at dates ranging from February 2009 through April 2011. The notes are secured by real estate and personal guarantees of the Company’s two majority shareholders.	5,062	-

Capital leases:

Various notes due in monthly installments of $4 including interest at ranges from 2.3% to 11.6% through November 2010. The loans are secured by computers and equipment.	112	101

Total debt obligation	47,563	31,167

Less current maturities	(38,846)	(3,488)

Long-term portion of outstanding debt	$8,717	$27,679

Fiscal year principal payments due on long-term debt outstanding (including convertible term note) at August 31, 2007 are approximately as follows:

2008	$38,846
2009	6,821
2010	571
2011	1,325
2012 and thereafter	-

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

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

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

As described in Note 10, the Company amended its Credit Facility on October 18, 2007.

NOTE 25 – RESTATEMENT OF FINANCIAL STATEMENTS

We amended our Company’s Annual Report for the year ended August 31, 2007 to reclassify long term debt from our credit facility loan to current debt as a result of covenant violations, reclassify our temporary equity component related to the ESG acquisition to liabilities, and disclose put options related to our ESG acquisition.

The following table sets forth the effects of the restatement on previously reported consolidated financial statements as of, and for the year ended August 31, 2007:

	As Previously
	Reported	Restated
	August 31,	August 31,
	2007	2007

ASSETS
CURRENT ASSETS
Cash and equivalents	$ 9,830	$ 9,830
Restricted cash (Note 1)	5,091	5,091
Marketable equity securities (Note 4)	-	-
Accounts receivable, net (Note 5)	21,157	21,157
Costs and estimated earnings in excess of billings
on uncompleted contracts (Note 7)	1,279	1,279
Inventory, net	6,656	6,656
Deferred tax asset (Note 12)	1,535	1,535
Prepaid expenses and other current assets	2,840	2,840
Total Current Assets	48,388	48,388

OTHER ASSETS
Property, plant & equipment, net (Note 8)	12,238	12,238
Long-term accounts receivable (Note 5)	770	770
Goodwill (Note 9)	18,461	18,461
Other intangible assets, net (Note 9)	7,450	7,450
Other long-term assets	1,048	1,048
Total Other Assets	39,967	39,967

TOTAL ASSETS	$ 88,355	$ 88,355

See Accompanying Notes to Consolidated Financial Statements

	As Previously
	Reported	Restated
	August 31,	August 31,
	2007	2007

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit (Note 10)	$ 15,000	$ 15,000
Short-term debt and current maturities of long-term debt (Note 10)	2,249	18,416
Current maturities of convertible term note (Note 10)	2,727	2,727
Variable interest entity line of credit (Note 10)	2,200	2,200
Variable interest entity current maturities of long-term debt (Note 10)	503	503
Accounts payable	9,168	9,168
Health and workers' compensation reserves	5,128	5,128
Accrued expenses	9,239	9,239
Billings in excess of costs and estimated earnings on
uncompleted contracts (Note 6)	1,178	1,178
Other current liabilities	725	725
Total Current Liabilities	48,117	64,284

LONG-TERM LIABILITIES
Line of credit (Note 10)	-	-
Long-term debt, less current maturities (Note 10)	16,375	208
Convertible term note (Note 10)	2,950	2,950
Line of credit term note - majority shareholder (Note 10)	1,000	1,000
Variable interest entity long-term debt, less current maturities (Note 10)	4,559	4,559
Other long-term liabilities	215	1,029
Total Long-Term Liabilities	25,099	9,746

Total Liabilities	73,216	74,030

MINORITY INTEREST IN VARIABLE INTEREST ENTITY (NOTE 2)	236	236
TEMPORARY EQUITY (NOTE 14)	814	-

SHAREHOLDERS' EQUITY (NOTE 14)
Common stock, $0.10 par value; 150,000,000 authorized;
11,391,823 and 10,522,722 issued and outstanding at
August 31, 2007 and August 31, 2006, respectively	1,117	1,117
Preferred stock, $0.10 par value; 1,000,000 authorized;
66,180 issued and outstanding at August 31, 2007
and August 31, 2006, respectively	6,618	6,618
Additional paid-in capital and warrants outstanding	19,317	19,317
Accumulated deficit	(12,300)	(12,300)
Accumulated other comprehensive income	260	260
	15,012	15,012
Less: Treasury stock, 384,500 shares of common stock
outstanding at August 31, 2007	(923)	(923)

Total Shareholders' Equity	14,089	14,089

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 88,355	$ 88,355

See Accompanying Notes to Consolidated Financial Statements

No changes were made to the Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders’ Equity, and the Consolidated Statements of Cash Flows for the year ended August 31, 2007.

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

None.

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

FORTUNE INDUSTRIES, INC.

Date: October 13, 2008	By:	/s/ John F. Fisbeck
John F. Fisbeck,
Chief Executive Officer

Date: October 13, 2008	By:	/s/ Garth Allred
Garth Allred
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 13, 2008		/s/ John F. Fisbeck
John F. Fisbeck, Chief Executive Officer
and Director

Date: October 13, 2008		/s/ Carter M. Fortune
Carter M. Fortune, Chairman of the Board

Date: October 13, 2008		/s/ P. Andy Rayl
P. Andy Rayl, Director

Date: October 13, 2008		/s/ David A. Berry
David A. Berry, Director

Date: October 13, 2008		/s/ Nolan R. Lackey
Nolan R. Lackey, Director