Form 10-K
period 2008-08-31
FORTUNE INDUSTRIES, INC.
filed 2008-12-15
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 0-19049

FORTUNE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	20-2803889
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6402 Corporate Drive, Indianapolis, Indiana	46278
(Address of principal executive offices)	(Zip Code)

(317) 532-1374
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($0.10 par value per share) (“Common Stock”);	American Stock Exchange

Series B Cumulative Preferred Stock ($0.10 par value per share) (“Preferred Stock”)	American Stock Exchange
(Title of Class)	(Name of Exchange on Which Registered)

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

Non-accelerated filer        ☒                                     Smaller reporting company             ☐
         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of February 29, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock and Preferred Stock held by non-affiliates, based upon the closing price per share for the registrant’s common stock as reported on the American Stock Exchange, was approximately $6.8 million.

The number of shares of the registrant’s Common Stock, outstanding as of December 12, 2008 was 12,032,173. The number of shares of the registrant’s Preferred Stock, outstanding as of December 12, 2008 was 296,180.

For the purpose of calculating the aggregate market value of the Company’s Common Stock held by non-affiliates, the Company utilized the definition of “affiliates” provided by Rule 12b-2 of the Exchange Act. In applying that definition, the Company has considered all individual members of the “Control Group” as designated in the Schedule 13D filed by the Company on August 7, 2000 and on any amendments thereto to be affiliates, as well as all then current directors and officers. As used for purposes of determining the aggregate market value of the Voting Common Stock held by non-affiliates, “beneficial ownership” of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this calculation, a person is deemed to have beneficial ownership of any security that such person had the right to acquire within 60 days after December 12, 2008. The Company then multiplied the beneficial ownership of the non-affiliates by the closing price of the Company’s Common Stock, as of the date stated above, to derive the market value, or ‘float.’

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

General

Fortune Industries, Inc. is a holding company of various product and service entities which operate in diverse market segments.  The terms “we,” “our,” “us,” “the Company,” and “management” as used herein refers to Fortune Industries, Inc. and its subsidiaries unless the context otherwise requires.  We provide a variety of services and products for selected market segments, which are classified under five operating segments: Business Solutions; Wireless Infrastructure; Transportation Infrastructure; Ultraviolet Technologies; and Electronics Integration.

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

Recent Developments

Effective November 30, 2008, the Company completed a transaction to sell all of the outstanding shares of common stock of the following wholly-owned subsidiaries: James H Drew Corporation, Nor-Cote International, Inc., Fortune Wireless, Inc. and Commercial Solutions, Inc.  The subsidiaries were sold to related parties entities owned by the Company’s majority shareholders in exchange for a $10,000,000 reduction in the outstanding balance of the term loan note due to the majority shareholder and a three-year term note in the amount of $3,500,000.  The transaction also included the conversion of the remaining term loan note balance to Preferred Stock and the issuance of additional warrants.  For further discussion of this transaction, see Note 24 - Subsequent Events in the Notes to the Consolidated Financial Statements.

Effective November 30, 2008, the Company will no longer be operating in the Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integration Segments.

Effective December 1, 2008, the Company will devote substantially all its resources on the growth and profitability of the Business Solutions segment.

Business Solutions Segment

The Business Solutions segment is comprised of Professional Employer Organizations (PEOs) which provide full-service human resources outsourcing services through co-employment relationships with their clients.  Companies operating in the Business Solutions Segment include Professional Staff Management, Inc. and subsidiaries (“PSM”); CSM, Inc. and subsidiaries and related entities (“CSM”); Precision Employee Management, LLC (“PEM”); and Employer Solutions Group, Inc. and related entities (“ESG”).

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

Through the co-employment contractual relationship, the Companies in the Business Solutions segment become the statutory employer and, as such, all payroll-related taxes are filed on these Companies’ federal, state, and local tax identification numbers.  The clients are not required to file any payroll related taxes on their own behalf.  The calculations of amounts the Companies in this segment owe and pay the various government and employment insurance vendors are based on the experience levels and activity of the companies in this segment.

The services rendered by this segment accounted for 47% of our consolidated revenues in fiscal year 2008, 44% of our consolidated revenues in 2007, and 28% of our consolidated revenues in 2006.

Customers

Customers in this segment represent a wide variety of industries including healthcare, professional services, software development, manufacturing logistics, telemarketing and construction. Combined, these organizations provide co-employment services to over 16,700 employees in all 50 states. Management’s focus is on providing PEO services to small and medium-sized businesses with 10 to 1,000 employees.  The Business Solutions segment’s customer base is diverse with no significant customer or group of customers.  While worksite employees are located throughout the United States, the segment’s client operations are primarily headquartered in Utah, Colorado, Arizona, Indiana, and Tennessee.

Competition

The Companies in our Business Solutions segment compete with other PEOs, third-party payroll processing and human resources consulting companies, and in-house human resources divisions.  The PEO industry is highly fragmented between local, regional and national PEO operators.

Vendor Relationships

The Companies in the Business Solutions segment provide employee benefits to worksite employees under arrangements with a variety of vendors. These companies provide group health insurance coverage to the customers’ worksite employees through a partially self-funded health plan using the vendor AIG (“AIG”) and other health networks, through a fully insured group health plan using Healthspring, Inc. (“Healthspring”) and through various other fully-insured policies or service contracts.

Under the partially self-funded policy with AIG, our PEOs are liable for the first $200,000 of claims per individual, with AIG being liable for all excess claim amounts.  There is an additional limit for aggregate claims incurred based on the number of participants in the plan.

The Companies in the Business Solutions segment also provide partially self-funded workers’ compensation insurance coverage for their customers’ worksite employees through Wausau Insurance (“Wausau”) and high-deductible workers’ compensation insurance coverage through Lumberman’s Underwriting Alliance (“LUA”). Under the partially self-funded policy with Wausau, our PEOs are liable for the first $250,000 of claims per occurrence, with Wausau held liable for all excess claims.  Under the LUA policy, the Company is liable for the first $350,000 of claims per occurrence, with LUA held liable for all excess claims.  The LUA policy has no limit on the aggregate amount of all claims per policy year.  The Wausau and LUA workers’ compensation policies provide coverage in most all states with the exception of those states that are “monopolistic” in coverage and therefore require employers to use their respective state insurance funds for coverage.

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

In addition, compliance with COBRA, HIPAA and ERISA (for employee benefit plans sponsored solely by our PEOs) regulations are required.  Certain states also have varying regulations regarding licensing, registration or certification requirements for PEOs.

Wireless Infrastructure Segment

We have invested in wireless infrastructure businesses since July 2001, and have completed six acquisitions primarily related to infrastructure products and service offerings related to the development, marketing, management, maintenance and upgrading of wireless telecommunications sites.  In 2005, we began marketing the consolidated services of these subsidiaries under the Fortune Wireless name brand to promote our “turn-key” service offerings whereby the companies in our Wireless Infrastructure segment assist with multiple areas of wireless infrastructure under integrated contracting arrangements, in addition to providing those services.  The telecommunications industry includes cellular, personal communication services (PCS), specialized mobile radio (SMR), enhanced specialized mobile radio (ESMR), microwave systems, fixed wireless, broadband and fiber optics technologies for carriers, tower consolidators and utilities.  Wireless infrastructure services include: site acquisition; engineering, architecture and design; construction services; and technical consulting.

In September 2006, we incorporated Fortune Wireless, Inc. (Fortune Wireless), and have since merged PDH, Inc. (PDH) and Innovative Telecommunications Consultants, Inc. (ITC) into the entity.  Subsidiaries now operating in the Wireless Infrastructure segment include Fortune Wireless, Magtech Services, Inc. (Magtech), James Westbrook & Associates, LLC (JWA) and Cornerstone Wireless Construction Services, Inc.

The products and services rendered by this segment accounted for 10% of our consolidated revenues in fiscal year 2008, 15% of our consolidated revenues in fiscal year 2007, and 18% of our consolidated revenues in fiscal year 2006.

Site Acquisition

Site acquisition services are performed for the wireless telecommunications industry and include program management, site leasing, land use planning, architectural & engineering design, co-location facilitation, environmental services coordination, lease renegotiation, site marketing and asset management.

Engineering, Architecture and Design

Engineering, architecture and design services are performed for the wireless telecommunications, real estate development, municipal, and petroleum industries.  Services also include structural analysis and design of improvements to telecommunications towers, the structural design and analysis of buildings, commercial and residential land development projects, including re-zoning of properties.

Construction Services

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

Customers and Backlog

Four customers accounted for approximately 45% of revenues in the Wireless Infrastructure segment in fiscal year 2008.  While not material to the consolidated Company, the loss of any of these customers could have a material adverse effect on the segment.  Our Wireless Infrastructure operations are primarily focused in the central United States, though a number of contracts are performed outside of that region or on a national basis.  Revenues and operating results may be subject to seasonal variations due mainly to weather and customer spending patterns.  The revenues in this segment are typically greatest in our first, third and fourth quarters.  Revenues are lowest in the second quarter due to adverse weather conditions, which may cause project delays. Additionally, the volume of revenues and operating results in the Wireless Infrastructure segment may be highly cyclical as a result of changes in geographic spending habits and the financial condition of our customers and their access to capital.

As of August 31, 2008 and 2007, the Wireless Infrastructure segment backlog was approximately $1.678 million and $1.633 million, respectively.  The Company currently anticipates completing backlog orders by August 31, 2009.  Management defines backlog as the value of work to be done where the following conditions are met: (i) the price of the work to be done is fixed; (ii)  the scope of the work (both in definition and amount) to be done is fixed (i.e. the number of sites has been determined); and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed.  These backlog amounts may not result in actual receipt of revenue in the originally anticipated period or at all.  This segment has experienced variances in the realization of its backlog because of project delays or cancellations resulting from external market factors and economic factors beyond its control and we may experience such delays or cancellations in the future.

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

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure segment and will no longer be active in this segment.  The Wireless Infrastructure entities will continue operations as wholly-owned subsidiaries of the acquiring entity.

Transportation Infrastructure Segment

The Transportation Infrastructure segment assists customers with the development, maintenance and upgrading of transportation infrastructure and commercial construction projects.  Transportation infrastructure products and services are performed by James H Drew Corp. and subsidiaries (JH Drew).  JH Drew was acquired in April 2004 and has been operating for over fifty years servicing contractors and state departments of transportation throughout the Midwestern United States.  JH Drew is a leading specialty contractor in the field of transportation infrastructure, including guardrail, electrical components, and the fabrication and installation of structural steel for commercial buildings.

The products and services rendered by this segment accounted for 28% of our consolidated revenues in fiscal year 2008, 25% of our consolidated revenues in 2007, and 37% of our consolidated revenues in 2006.

Customers and Backlog

Two customers accounted for 25% of revenues in the Transportation Infrastructure segment in fiscal year 2008. While not material to the consolidated Company, the loss of any of these customers could have a material adverse effect on the segment.  Revenues and operating results may be subject to seasonal variations due mainly to weather and customer spending patterns.  Revenues from this segment are typically greatest in the first, third and fourth quarters.  Revenues are lowest in the second quarter due to the nature of the construction industry and due to adverse weather conditions, which may cause project delays. Additionally, the volume of revenues and operating results in the Transportation Infrastructure segment may be highly cyclical as a result of changes in federal and state funding of highway construction projects.

The Transportation Infrastructure segment backlog was approximately $22 million and $27 million at August 31, 2008 and 2007, respectively.  The Company currently anticipates completing the majority of the backlog orders by August 31, 2009.

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

Competition

The transportation infrastructure markets in which the companies in this segment operate are highly competitive, requiring substantial resources and skilled and experienced personnel. The companies in this segment compete with other companies in most of the geographic markets in which they operate.  The segment is experiencing an increase in new out-of-state competitors entering into our geographic markets due to the lack of available budgets in their home markets.  A majority of contracts are completed under unit price contracts and are derived from direct bidding on projects.

Government Regulation

Companies in the Transportation Infrastructure segment are subject to various federal and state laws and regulations for contractors including licensing requirements and regulations relating to worker safety and environmental protection.

Effective November 30, 2008, the Company sold its subsidiary operating in the Transportation Infrastructure segment and will no longer be active in this segment.  The Transportation Infrastructure entity will continue operations as a wholly-owned subsidiary of the acquiring entity.

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

The products produced by this segment accounted for 8% of our consolidated revenues in fiscal year 2008, 2007, and 2006.

Research and development expenses are incurred within the Ultraviolet Technologies segment. These expenses primarily relate to research regarding improvements to existing ultraviolet inks and the development of new ultraviolet ink products.  The success or failure of research and development projects has a major impact on this segment’s revenues and operating income. It is essential that the segment’s ultraviolet ink products perform according to specifications and the customer’s expectations. Any failure to perform in accordance with specifications and expectations could result in decreased revenues and additional costs to remedy quality issues.

Customers

The customer base in this segment is diverse with no significant customer or group of customers.  While not material to the consolidated Company, thirty-four percent of Nor-Cote’s revenues are derived from overseas customers.  Sales to these customers are typically made through distributor relations or through European, Asian and Latin American sales office personnel.

Competition

Competition comes from new technologies and other suppliers of similar products.  The companies in this segment compete with numerous other ink-related companies that are located throughout the world.  Several competitors are large companies that have greater financial, technical and marketing resources than the companies in this segment.

Raw Materials

The companies in this segment use various resins and pigments in the manufacture of their ink products.  The UV Technologies segment is subject to risks including shortage and discontinuance of raw materials.  The companies in this segment purchase materials from a variety of sources which helps mitigate these risks.

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

Effective November 30, 2008, the Company sold its subsidiary operating in the Ultraviolet Technology segment and will no longer be active in this segment.  The Ultraviolet Technology entity will continue operations as a wholly-owned subsidiary of the acquiring entity.

Electronics Integration Segment

The Electronics Integration segment sells and installs a variety of electronic products and equipment, including video, sound and security products.  Subsidiaries include Kingston Sales Corporation (Kingston), Commercial Solutions, Inc. (Commercial Solutions) and Telecom Technologies, Corp. (TTC).

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

The products and services rendered by this segment accounted for 8% of our consolidated revenues in fiscal year 2008, 9% of our consolidated revenues in 2007, and 8% of our consolidated revenues in 2006.

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

Effective November 30, 2008, the Company sold Commercial Solutions, and Kingston and TTC ceased operations.  The Company will no longer be active in the Electronics Integration segment.  Commercial Solutions will continue operations as a wholly-owned subsidiary of the acquiring entity.

Employees

As of December 1, 2008, we employed approximately 464 full-time employees, of which approximately 114 were represented by union contracts within the Transportation Infrastructure segment.  Additionally, within the Business Solutions segment, we had approximately 16,700 co-employees under customer-contract relationships.  Our in-house staff is supplemented with contract personnel on an as-needed basis. Management believes that its relationships with its employees are generally satisfactory.

Control Group

At September 1, 2007, a Control Group held 74.2% or 8,454,874 shares of our outstanding common stock. Members of the control group included our CEO, Mr. John F. Fisbeck, and our Chairman of the Board, Mr. Carter M. Fortune. Individually, each of the above persons or entities had the sole voting and dispositive power over the following number of shares of the Company’s Common Stock as of September 1, 2007: John F. Fisbeck, 2,786,487 (or 24.5%) and Carter M. Fortune, 5,283,797 (or 46.4%). In addition to the above shares, Messrs. Fisbeck and Fortune shared dispositive control over 384,500 (or 3.4%) shares of the Company’s Common Stock held by Fisbeck Fortune Development, LLC.

As of August 31, 2008, the Control Group held 74.3% or 8,454,784 shares of our outstanding common stock.  Members of the Control Group as of this date include John F. Fisbeck and Carter M. Fortune.  Individually, each of the above persons had the sole voting and dispositive power over the following number of shares of the Company’s Common Stock as of August 31, 2008: John F. Fisbeck, 1,637,701 (or 14.4%) and Carter M. Fortune, 4,135,010 (or 36.3%). In addition to the above shares, Messrs. Fisbeck and Fortune equally share dispositive control over 2,682,073 (or 23.6%) shares of the Company’s Common Stock held by 14 West, LLC as of August 31, 2008.

Fisbeck Fortune Development, LLC

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

The Company leases a total of five facilities from Fisbeck Fortune Development, LLC (“FFD”), a related-party referenced earlier whose primary purpose is to own and lease these properties to the Company. FFD is wholly-owned equally by the Company’s Chairman of the Board and its Chief Executive Officer.  FFD does not have any other significant assets.  Although the Company does not have direct ownership interests in FFD, it is considered the primary beneficiary as interpreted by FIN 46R due to implicit interests generated from personal guarantees from the Company’s majority shareholders on certain debt instruments and leasing arrangements of FFD solely to the Company.

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

We could have unfavorable health insurance and workers’ compensation claim experiences.

The Business Solutions segment calculates reserves for workers’ compensation and health insurance claims by estimating unpaid losses and loss expenses with respect to claims occurring on or before the balance sheet date, and in certain instances, we carry high deductibles on these policies. Such estimates include provisions for reported claims and provisions for incurred-but-not-reported claims. The estimates of unpaid losses are established and continually reviewed by the Company using a variety of statistical and analytical techniques. Reserve estimates reflect past claims experience, currently known factors and trends and estimates of future claim trends.  We cannot be certain that future claims will be consistent with past experience.

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

As a major employer, our operations in the Business Solutions segment are affected by numerous federal, state and local laws and regulations relating to labor, tax and employment matters. By entering into a co-employer relationship with employees of our clients, we assume certain obligations and responsibilities of an employer under these laws. However, many of these laws (such as ERISA and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of “employer” under these laws is not uniform. In addition, some of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. Any adverse application of these other federal or state laws to the PEO relationship with our worksite employees could have a material adverse effect on our results of operations or financial condition.  However, due to the strong legislative efforts of the National Association of Professional Employer Organizations (NAPEO), much of this risk is being mitigated, as NAPEO has put in place in many states, via legislation, regulations that satisfy most state legislatures.  These self-imposed industry regulations also help to clarify or define the PEO co-employment relationship in various areas of state employment law and have greatly reduced the risk of legislative change negatively affecting PEOs at the state level.

In the states of Utah, Colorado, and Arizona, NAPEO has taken an active role during 2008 and will continue during 2009 to settle the legislative landscape in those states.

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

We record our state unemployment tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Should our claim experience increase, our unemployment tax rates could increase. In addition, states have the ability under law to increase unemployment tax rates to cover deficiencies in the unemployment tax fund. Some states have implemented retroactive cost increases.  Some client contractual arrangements limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees.  The PEO contracts for the PEM office in Arizona limits their ability to pass on SUTA rate increases.  For clients acquired after January 1, 2008, the Arizona office contracts allow the PEO to raise SUTA rates on an as needed basis.  PEO Contracts for clients in the states of Utah and Colorado do not limit the PEOs ability to raise SUTA rates on an as needed basis.  PEO contracts in the States of Indiana and Tennessee are also non restrictive regarding the PEO’s ability to raise SUTA rates on an as needed basis.  As a result, most increases to a PEOs SUTA rate can be passed on to their clients and will not have a material adverse effect on our financial condition or results of operations.

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

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure and Transportation Infrastructure segments, whose operating results vary significantly from quarter-to-quarter based on seasonality and other factors.

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

Effective November 30. 2008, the Company sold its subsidiary operating in the Wireless Infrastructure segment, which is affected by its ability to maintain appropriate staffing levels.

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

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure and Transportation Infrastructure segments, which do business under fixed price contracts.

Our unionized workforce could adversely affect our operations.

As of August 31, 2008, approximately 72% of our employees within our Transportation Infrastructure segment were covered by multi-employer bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could cause us to lose business and decrease our revenue.

Effective November 30, 2008, the Company sold its subsidiary operating in the Transportation Infrastructure segment, which utilizes unionized workforces.

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

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure and Transportation Infrastructure segments, which have high exposure to occupational health and safety matters.

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

Effective November 30, 2008, the Company sold its subsidiary operating in the Wireless Infrastructure segment, which depends on growth in the wireless industry.

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

Effective November 30, 2008, the Company sold its subsidiary operating in the Wireless Infrastructure segment, which is affected by telecommunications consolidation.

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

Effective November 30, 2008, the Company sold its subsidiary operating in the Ultraviolet Technologies segment, which holds intellectual property rights.

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

We may not be able to successfully achieve the expected benefits of acquisitions, which expose us to risks associated with these transactions.

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

In addition, our loan agreements contain restrictions that may limit our ability to engage in activities that may be in our long-term best interests such as selling assets, strategic acquisitions, paying dividends, stock repurchases and borrowing additional funds. Our failure to comply with these restrictions could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt which could leave us unable to meet some or all of our obligations. See the notes to the audited consolidated financial statements included elsewhere in this Form 10-K.

The departure of key personnel could disrupt our business, and few of our key personnel have employment contracts requiring a service commitment.

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

As described in Item 9A of this Report, certain control deficiencies constitute a material weakness in our internal control over financial reporting as of August 31, 2008. In particular, we have concluded that (i) additional accounting personnel were needed at certain subsidiaries at August 31, 2008 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures.

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

As a public company we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules of the American Stock Exchange (AMEX). The requirements of these rules and regulations have increased, and may further increase in the future, our legal and financial compliance costs, make some activities more difficult, time consuming or costly and may also place undue strain on our systems and resources. The Securities Exchange Act of 1934 requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosure controls and procedures, and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures, and internal controls over financial reporting, significant resources and management oversight will be required. In addition, beginning with our 2011 fiscal year, we will be required to comply with Section 404 of the Sarbanes-Oxley Act. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our Board of Directors and qualified members of our management team.

A control group owns a substantial majority of our common stock.

As of August 31, 2008, the Control Group held 74.3% or 8,454,784 shares of our outstanding common stock.  Members of the Control Group as of this date include John F. Fisbeck and Carter M. Fortune.  Individually, each of the above persons had the sole voting and dispositive power over the following number of shares of the Company’s Common Stock as of August 31, 2008: John F. Fisbeck, 1,637,701 (or 14.4%) and Carter M. Fortune, 4,135,010 (or 36.3%). In addition to the above shares, Messrs. Fisbeck and Fortune equally share dispositive control over 2,682,073 (or 23.6%) shares of the Company’s Common Stock held by 14 West, LLC as of August 31, 2008.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of August 31, 2008, we maintained the following operating facilities:

Segment	Location(s)	Description	Owned / Leased	Approximate Square Footage

Corporate and various Wireless Infrastructure & Electronics Integration subsidiaries	Indianapolis, IN	Corporate offices, various subsidiary offices, and warehouse facilities	Leased (1)	171,000

Business Solutions	Richmond, IN	Offices	Leased (3)	10,000
	Indianapolis, IN	Offices	Leased	7,000
	Brentwood, TN	Offices	Leased	10,000
	Provo, UT	Offices	Leased	13,000
	Tucson, AZ	Offices	Leased	4,200
	Loveland, CO	Offices	Leased	1,400

Wireless Infrastructure	Cleveland, OH, Kansas City, MO, Fort Wayne, IN, and Atlanta, GA	Offices and warehouse facilities	Leased (1), (2)	26,000

Transportation Infrastructure	Indianapolis, IN, Sedalia, MO, Knoxville, TN	Offices, equipment yard, warehouse, storage and vehicle shop	Leased (1)	41,000 (4)
	Indianapolis, IN	Offices	Owned	2,160

Ultraviolet Technologies	Crawfordsville, IN	Offices	Leased (1)	20,000
	Crawfordsville, IN	Manufacturing facility	Owned	34,000
	United Kingdom, Singapore, Shenzhen, China and Guangdong, China	Offices, warehouse and manufacturing facilities	Leased	11,000

(1)
The leases on these properties are with a consolidated variable interest entity equally owned by the Company’s two majority shareholders. Refer to the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2008.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock of Fortune Industries, Inc. is traded on the American Stock Exchange (Symbol: FFI). As of December 12, 2008, there were 167 holders of record of the common stock.  This number does not include shareholders for whom shares were held in “nominee” or “street name.”  Prior to June 23, 2005, our stock traded on the NASD OTC Bulletin Board under the symbol "FDVI" for the period June 17, 2001 through June 1, 2005 and under the symbol "FDVF" for the period June 2, 2005 through June 22, 2005. High and low quotations reported by the NASD OTC Bulletin Board or the American Stock Exchange, as applicable, during the periods indicated are shown below. These quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not represent actual transactions. All share prices presented in this Annual Report on Form 10-K have been restated to reflect the 1-for-10 stock split effective June 2, 2005.

	High	Low
Fiscal Year Ending August 31, 2008
Fourth Quarter	$1.45	$1.05
Third Quarter	2.15	1.30
Second Quarter	2.90	1.95
First Quarter	3.90	2.25

Fiscal Year Ending August 31, 2007
Fourth Quarter	$3.50	$2.20
Third Quarter	5.13	3.21
Second Quarter	6.40	3.66
First Quarter	4.45	3.52

The Company has never declared or paid any dividends on its Common Stock.  Future dividends, if any, will be at the discretion of the Board of Directors and will depend upon our operating performance, capital requirements, contractual restrictions, and other factors deemed relevant by the Board of Directors.

Unregistered Shares Issuances

There were no issuances of unregistered shares of Company stock that were not reported by the Company in a Current Report on Form 8-K or in a Quarterly Report on Form 10-Q during the fiscal year ended August 31, 2008.

Item 6. Selected Financial Data

The following selected financial data as of and for each of the previous five fiscal years ending August 31, which have been derived from our consolidated financial statements.

	Year Ended August 31,
	2008	2007 (1)	2006 (2)	2005 (3)	2004 (4)
	(Dollars in thousands, except per share data)
Total Revenues	$158,399	$158,349	$157,113	$113,096	$66,882

Net Income (Loss)	(19,035)	(7,286)	2,219	(2,317)	2,402

Net Income (Loss) Available to Common Shareholders	(19,581)	(7,782)	1,888	(2,317)	2,402

Net Income (Loss) per Share:
Basic	$(1.72)	$(0.72)	$0.18	$(0.22)	$0.23
Diluted	$(1.72)	$(0.72)	$0.16	$(0.22)	$0.23

Weighted Average Shares Outstanding:
Basic	11,391	10,841	10,582	10,496	10,209
Diluted	11,720	12,394	11,845	10,501	10,249

Consolidated Balance Sheet Data:
Cash and Short-Term Investments	$4,740	$9,830	$4,913	$5,986	$5,486
Working Capital	3,694	(15,896)	23,383	1,200	9,174
Goodwill and Intangibles, net	16,093	25,911	16,283	16,385	12,303
Total Assets	66,112	88,355	74,285	65,086	51,569
Long-Term Obligations and Redeemable Preferred Stock	43,389	16,364	34,512	11,585	12,881
Shareholder’s Equity	(3,413)	14,089	20,950	12,073	12,818

(1)	Includes the acquisition of PEM in February 2007 and ESG in March 2007.

(2)	Includes the acquisition of CSM in April 2005 and James Westbrook and Associates, LLC in June 2006.

(3)	Includes the acquisition of PSM in October 2003 and JH Drew in April 2004.

(4)	Includes the acquisition of Nor-Cote in July 2003.

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

We classify our businesses under five operating segments:  Business Solutions; Wireless Infrastructure; Transportation Infrastructure; Ultraviolet Technologies; and Electronics Integration. Effective November 30, 2008, we approved the sale of all of our remaining operating subsidiaries within four of our five segments (Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Infrastructure, and Electronics Integration).  Consequently, as of the effective date of the transaction, our Business Solutions segment is the Company’s remaining operating segment.  The sales transaction combined with other significant events disclosed in Note 24 of our financial statements in Item 8, will change the focus of our Company in fiscal 2009 and thereafter.  This operational change in our Company will impact the comparability of our financial information compared to historical data presented in past filings.

Key Factors Affecting or Potentially Affecting Results of Operations and Financial Condition

Management considers the following factors, events, trends and uncertainties to be important to understanding its results of operations and financial condition:

Holding Company

Over the past five fiscal years, we have completed six key acquisitions.  Four of these key acquisitions have been in the PEO industry.  In February 2007, the Company acquired PEM, a PEO located in Arizona.  In March 2007, the Company acquired ESG, a PEO located in Utah and Colorado.  The Company’s acquisition of ESG enabled the Company to expand its geographic presence in the PEO marketplace, and has made the Company one of the three largest public PEOs in the country.  In April 2005, we acquired CSM, a PEO located in Nashville, Tennessee.  This acquisition of the oldest PEO in the state expanded our Business Solutions segment service offerings.  In April 2004, we acquired JH Drew, a construction installer of highway-products and commercial structural steel.  This acquisition allowed us to gain entry into the transportation infrastructure business in the Midwestern United States.  In October 2003 we acquired PSM, a PEO located in Indianapolis, Indiana.  This acquisition allowed us to gain entry into the PEO market.  In July 2003 we acquired Nor-Cote, a specialty ink manufacturer with worldwide distribution channels.  This acquisition allowed us to gain entry into the ultraviolet ink business.

There are several key factors that have affected or potentially may affect our results of operations including the following:

▪
Earnings are dependent on a number of factors including our ability to execute operational strategies and integrate acquired companies into our existing operations.  Our historical growth has been due to several significant acquisitions over the past five years.  Future growth in revenues and earnings may not increase at the same rate as historical growth.

▪
We have current and long-term debt liabilities of $45.4 million.  Principal payments of $10.8 million and estimated interest payments of approximately $1.9 million are due within 12 months. The ability to meet financing needs may affect future management strategies.

▪
Certain expenses, such as wages, benefits and rent, are subject to normal inflationary pressures.  Inflation for medical costs can impact both our reserves for self-funded medical plans as well as our reserves for workers' compensation claims.

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

▪
A control group, which includes our two majority shareholders, owns 72.8% of the outstanding Common Stock of the Company as of December 12, 2008.  As a result, these people could have a controlling influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations, election of directors and any other significant corporate actions.  The interests of these shareholders may differ from the interests of the Company’s other shareholders and their stock ownership may thereby limit the ability of other shareholders to influence the management and affairs of the Company.

Business Solutions

We continue to expand service offerings in addition to our payroll services, including human resource outsourcing, employment training and testing.  The majority of customer operations are concentrated in the Arizona, Colorado, Indiana, Tennessee and Utah markets. Financial results may be affected by changes in the state regulatory environments, results under our partially self-funded health and partially self-funded workers’ compensation insurance plans, and economic conditions.

Wireless Infrastructure

We deliberately reduced the size and scope of these businesses due to the large losses incurred by these businesses.  The losses were incurred primarily due to our inability to efficiently match our number of employees with the construction and technical services workload.  We did not receive the anticipated number of jobs and the jobs that we did receive were often delayed or cancelled.  These businesses are beginning to perform successfully and we believe they will continue to grow in the future.

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

Ultraviolet Technologies

We expect continued growth in our Ultraviolet Technologies segment.  Future growth is dependent on raw material and product availability and pricing, research and development initiatives, attracting new customers with new products, and our ability to continue to deliver consistent, high-quality product.  The increased competition in our domestic and foreign markets requires us to stay price competitive.  We are also affected by our ability to attract and retain qualified management and other technical personnel.  Our new chemist has assisted with some product quality issues.  In his short tenure, he has already made a positive impact.  We are also in the process of expanding our manufacturing capacity in Singapore.  We see major growth opportunities in China and Singapore.

Electronics Integration

We expect continued growth in our Electronics Integration segment by expanding our distribution business to include non-electronic products.  We have developed many contacts in China as a result of trips to China as part of our Ultraviolet Technologies business. We believe that we can import various products from China and sell these products using our existing distribution network.

Our future financial success will largely be dependent on our ability to maintain preferred pricing with our vendors, availability of products from our vendors, industry consolidation, economic conditions, and the ability to attract and retain qualified management and other personnel.

Results of Operations

Results of operations for the years ended August 31, 2008, 2007 and 2006 are as follows:

	Revenue for the			Operating income (loss) for the
	Year ended August 31,			year ended August 31,
	2008	2007	2006	2008	2007	2006
	(Dollars in thousands)
Business Solutions	$74,894	$69,170	$44,543	$(4,207)	$3,989	$3,423
Wireless Infrastructure	15,683	23,162	27,859	(638)	(4,211)	(124)
Transportation Infrastructure	43,757	40,110	57,931	867	1,844	2,970
Ultraviolet Technologies	11,965	12,421	12,437	(5,385)	129	667
Electronics Integration	12,094	13,450	14,343	(2,648)	(575)	(91)
Holding Company	—	—	—	(4,187)	(5,494)	(3,195)
Variable Interest Entity	1,725	1,493	—	1,495	1,244	—
Variable Interest Entity Elimination	(1,719)	(1,457)	—	—	—	—
Segment Totals	$158,399	$158,349	$157,113	$(14,703)	$(3,074)	$3,650

Year ended August 31, 2008 versus August 31, 2007

Net loss allocable to common stock shareholders was $19.6 million, or $1.72 per diluted share on revenues of $158.4 million for the year ended August 31, 2008 compared with a net loss of $7.8 million, or $0.72 per diluted share on revenues of $158.3 million for the year ended August 31, 2007.  This represents an insignificant change in revenues and a 151% increase in net loss.  The decrease in net income for the year was primarily due to impairment losses on certain intangibles in our Business Solutions, Ultraviolet Technologies, and Electronics Integration segments.

The following factors contributed to the increases and decreases in revenues in fiscal year 2008:

▪	The Business Solutions increases were due to the acquisition of ESG in the prior year as well as growth in CSM due to increased sales and additional worksite employees.
▪	The Wireless Infrastructure decreases were due to downsizing operations during 2007 and an overall industry slowdown.
▪	The Transportation Infrastructure increases were due to the influx of certain large jobs that did not exist in the prior year.
▪	The Electronics Integration decreases were due to decreases in commercial sales due to the inability to timely obtain products from certain vendors.

The following factors contributed to the increases and decreases in net loss in fiscal year 2008:

▪
The Business Solutions increases are due to unfavorable claims related to health and workers’ compensation plans, additional expenses related to the PEO software conversion platform, and an impairment of certain intangible assets of $2.3 million.

▪
The Wireless Infrastructure decreases are due to the downsizing of operations, performing more work with internal labor, obtaining better pricing matrix with new customers, and no impairment charges during the current fiscal year.

▪	The Transportation Infrastructure increases are due to significant increases in material and fuel costs in the current fiscal year.
▪	The Ultraviolet Technologies increases are due to increased research and development initiatives and an impairment of goodwill and intangible assets of $5.2 million.
▪
The Electronics Integration increases are a result of an increase in inventory reserves due to known product issues and slow moving inventory, lower profit margins on key products, and an impairment of goodwill of $1.3 million.

▪	The Holding Company decreases are due to the Holding Company pushing down increased levels of corporate overhead to its subsidiaries.

Year ended August 31, 2007 versus August 31, 2006

Net loss allocable to common stock shareholders was $7.8 million, or $0.72 per diluted share on revenues of $158.3 million for the year ended August 31, 2007 compared with net income of $1.9 million, or $0.16 per diluted share on revenues of $157.1 million for the year ended August 31, 2006.  This represents a 0.8% increase in revenues and 510% percent decrease in net income.  The increase in revenues for the year was due to increases in our Business Solutions segment and the decrease in net income for the year was primarily due to losses in our Wireless Infrastructure segment.

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

The following factors contributed to the increases and decreases in net income in fiscal year 2007:

▪
Increased expenses relating to impairment charges on certain intangible assets of $1.82 million recognized in the Wireless Infrastructure segment and $0.22 million recognized in the Electronics Integration segment.

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

Results by segment are described in further details as follows:

Business Solutions

Business Solutions segment operating results for the years ended August 31, 2008, 2007 and 2006 are as follows:

	Year Ended
	August 31, 2008		August 31, 2007		August 31, 2006
	(Dollars in thousands)
Revenues	$74,894	100%	$69,170	100%	$44,543	100%
Cost of revenues	61,459	82.1%	54,824	79.3%	34,084	76.5%
Gross profit	13,435	17.9%	14,346	20.7%	10,459	23.5%

Operating expenses
Selling, general and administrative	14,079	18.8%	9,365	13.5%	6,437	14.5%
Depreciation and amortization	1,267	1.7%	992	1.4%	599	1.3%
Impairment	2,296	3.1%	—	0.0%	—	0.0%
Total operating expenses	17,642	23.6%	10,357	15.0%	7,036	15.8%

Segment operating income (loss)	$(4,207)	(5.6%)	$3,989	5.8%	$3,423	7.7%

Revenues

Revenues for the year ended August 31, 2008 were $74.9 million, compared to $69.2 million for the year ended August 31, 2007, an increase of $5.7 million, or 8%.  The primary reason for the revenue increase is the acquisition of ESG in March 2007.  We reported revenues of $28.4 million and $21.8 million for the years ended August 31, 2008 and 2007, respectively, related to ESG.  These increases were offset due to a slight overall decrease in the total number of worksite employees as a result of the overall downturn in economic conditions specifically in the residential construction channel.

Revenues for the year ended August 31, 2007 were $69.2 million, compared to $44.5 million for the year ended August 31, 2006, an increase of $24.7 million, or 56%.  The primary reason for the revenue increase was the acquisition of PEM in February 2007 and ESG in March 2007.  We reported seven months of revenues for the year ended August 31, 2007 of $3.7 million related to PEM and six months of revenues for the year ended August 31, 2007 of $18.1 million related to ESG.  The remaining increase in revenues was due to an overall increase in the customers resulting in the total number of co-employees increasing 45% from 7,806 at August 31, 2006 as compared to 17,290 at August 31, 2007, including additions due to the aforementioned acquisitions.

Gross Profit

Gross profit for the year ended August 31, 2008 was $13.4 million, representing 18% of revenue, compared to $14.3 million, representing 21% of revenues for the year ended August 31, 2007.  The decrease is due to the loss of worksite employees, the increase in health claims paid for PSM and an increase in workers’ compensation claims paid for ESG.

Gross profit for the year ended August 31, 2007 was $14.3 million, representing 20.7% of revenue, compared to $10.5 million, representing 24% of revenues for the year ended August 31, 2006, an increase of $3.8 million, or 37%.  The primary reason for the gross profit increase was the acquisition of PEM in February 2007 and ESG in March 2007.  PEM reported gross profit of $.7 million for the seven months ended August 31, 2007 and ESG reported gross profit of $4.7 million for the six months ended August 31, 2007.

Operating Income

Operating loss for the year ended August 31, 2008 was $(4.2) million, compared to operating income of $4.0 million for the year ended August 31, 2007, a decrease of $8.2 million, or 205%.  Operating income decreased for the year ended August 31, 2008 due to an impairment of certain intangible assets, personnel changes at PSM, and attrition of customers. The impairment of intangible assets related to the loss of customers due to economic conditions and the violation of non-compete agreements and the related costs of trying to enforce them.

Operating income for the year ended August 31, 2007 was $4.0 million, compared to $3.4 million for the year ended August 31, 2006, an increase of $0.6 million, or 17%.  Operating income increased for the year ended August 31, 2007 due to the acquisitions of PEM and ESG.  PEM reported seven months of operating income of $.03 million for the year ended August 31, 2007 and ESG reported six months of operating income of $1.6 million for the year ended August 31, 2007.  The increase in operating income due to the acquisitions was offset by a decrease in operating income at PSM that resulted from a large reduction in health reserve credits and a decrease in operating income at CSM resulting from a catastrophic workers’ compensation claim.

Wireless Infrastructure

Wireless Infrastructure segment operating results for the year ended August 31, 2008, 2007 and 2006 are as follows:

	Year Ended
	August 31, 2008		August 31, 2007		August 31, 2006
	(Dollars in thousands)
Revenues	$15,683	100%	$23,162	100%	$27,859	100%
Cost of revenues	11,991	76.5%	18,919	81.7%	21,898	78.6%
Gross profit	3,692	23.5%	4,243	18.3%	5,961	21.4%

Operating expenses
Selling, general and administrative	4,177	26.6%	6,337	27.4%	5,680	20.4%
Depreciation and amortization	153	1.0%	302	1.3%	405	1.5%
Impairment	—	0.0%	1,815	7.8%	—	0.0%
Total operating expenses	4,330	27.6%	8,454	36.5%	6,085	21.8%

Segment operating loss	$(638)	(4.1%)	$(4,211)	(18.2%)	$(124)	(0.4%)

Revenues

Revenues for the year ended August 31, 2008 were $15.7 million compared to $23.2 million for the year ended August 31, 2007, a decrease of $7.5 million, or 32%.  The decrease in revenues was mainly due to the decline and/or suspension of capital budgets for some of our major clients, our decision to downsize our operations, and the consolidation of our technical services and construction divisions.

Revenues for the year ended August 31, 2007 were $23.2 million compared to $27.9 million for the year ended August 31, 2006, a decrease of $4.7 million, or 17%.  The decrease in revenues was mainly due to the decline and/or suspension of capital budgets for some of our major clients, the acquisitions and mergers in the industry and our decision to downsize our operations.

Gross Profit

Gross profit for the year ended August 31, 2008 was $3.7 million, representing 24% of revenues, compared to $4.2 million representing 18% of revenues for the year ended August 31, 2007, a decrease of $0.5 million, or 12%.  The gross profit decrease was due to decreased revenues; however, gross profit as a percentage of revenue increased, as a result of increased profit margins on available work.

Gross profit for the year ended August 31, 2007 was $4.2 million, representing 18% of revenues, compared to $6 million representing 21% of revenues for the year ended August 31, 2006, a decrease of $1.7 million, or 29%.  The gross profit decrease was due to decreased revenues and lower profit margins on available work.

Operating Income (Loss)

There was an operating loss for the year ended August 31, 2008 of ($0.6) million, compared to an operating loss of ($4.2) million for the year ended August 31, 2007, a decrease in operating loss of $3.6 million, or 86%. Operating income increased due to aligning the asset and labor base in line with market conditions by downsizing operations, obtaining new contracts at a higher profit margin, performing more work with internal labor, and evaluating and adjusting ongoing customer contract negotiations and purchasing procedures.

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

Transportation Infrastructure

Transportation Infrastructure segment operating results for the year ended August 31, 2008, 2007 and 2006 are as follows:

	Year Ended
	August 31, 2008		August 31, 2007		August 31, 2006
	(Dollars in thousands)
Revenues	$43,757	100%	$40,110	100%	$57,931	100%
Cost of revenues	39,005	89.1%	35,044	87.4%	51,137	88.3%
Gross profit	4,752	10.9%	5,066	12.6%	6,794	11.7%

Operating expenses
Selling, general and administrative	3,861	8.8%	3,205	8.0%	3,340	5.8%
Depreciation and amortization	24	0.1%	17	0.0%	484	0.8%
Total operating expenses	3,885	8.9%	3,222	8.0%	3,824	6.6%

Segment operating income (loss)	$867	2.0%	$1,844	4.6%	$2,970	5.1%

Revenues

Revenues for the year ended August 31, 2008 were $43.8 million compared to $40.1 million for the year ended August 31, 2007, an increase of $3.7 million, or 9%. Revenues increased mainly due to the completion of certain large jobs in the Midwest market in the current fiscal year versus the prior fiscal year.

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

Gross Profit

Gross profit for the year ended August 31, 2008 was $4.8 million, representing 11% of revenues, compared to $5.1 million, representing 13% of revenues for the year ended August 31, 2007, a decrease of $0.3 million, or 6%. The decrease in gross profit was mainly due to a significant increase in the cost of materials and fuel in the current fiscal year.

Gross profit for the year ended August 31, 2007 was $5.1 million, representing 13% of revenues, compared to $6.8 million, representing 12% of revenues for the year ended August 31, 2006, a decrease of $1.7 million, or 25%. The decrease in gross profit was mainly due to the decrease in revenues.  Gross profit as a percentage of revenues increased due to improved results in one of our operating divisions and favorable closings of certain jobs within one of our operating divisions.

Operating Income

Operating income for the year ended August 31, 2008 was $0.9 million, compared to operating income of $1.8 million for the year ended August 31, 2007, a decrease of $0.9 million, or 50%. Operating income for the year ending August 31, 2008 as compared to the same periods ending August 31, 2007 decreased mainly due to the lower gross profit margins discussed above.

Operating income for the year ended August 31, 2007 was $1.8 million, compared to operating income of $3.0 million for the year ended August 31, 2006, a decrease of $1.2 million, or 40%. Operating income for the year ending August 31, 2007 as compared to the same periods ending August 31, 2006 decreased mainly due to the decrease in revenues discussed above.

Ultraviolet Technologies

Ultraviolet Technologies segment operating results for the year ended August 31, 2008, 2007 and 2006 are as follows:

	Year Ended
	August 31, 2008		August 31, 2007		August 31, 2006
	(Dollars in thousands)
Revenues	$11,965	100%	$12,421	100%	$12,437	100%
Cost of revenues	6,904	57.7%	7,419	59.7%	7,177	57.7%
Gross profit	5,061	42.3%	5,002	40.3%	5,260	42.3%

Operating expenses
Selling, general and administrative	4,956	41.4%	4,580	36.9%	4,175	33.6%
Depreciation and amortization	322	2.7%	293	2.4%	418	3.4%
Impairment	5,168	43.2%	—	0.0%	—	0.0%
Total operating expenses	10,446	87.3%	4,873	39.2%	4,593	36.9%

Segment operating income (loss)	$(5,385)	(45.0%)	$129	1.0%	$667	5.4%

Revenues

Revenues for the year ended August 31, 2008 were $12.0 million compared to $12.4 million for the year ended August 31, 2007, a decrease of $0.4 million or 3%.  The slight decrease in revenue is primarily due to the overall economic conditions during the fourth quarter of the current fiscal year.

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

Gross Profit

Gross profit for the year ended August 31, 2008 was $5.1 million representing 42% of revenue, compared to $5.0 million representing 40% of revenues for the year ended August 31, 2007, an increase of $0.1 million, or 2%.  Gross profit remains consistent with the prior year.

Gross profit for the year ended August 31, 2007 was $5.0 million representing 40% of revenue, compared to $5.3 million representing 42% of revenues for the year ended August 31, 2006, a decrease of $0.3 million, or 5%.  Gross profit decreased slightly mainly due to increased sales of lower margin items.

Operating Income

Operating loss for the year ended August 31, 2008 was ($5.4) million, compared to operating income of $0.1 million for the year ended August 31, 2007, a decrease of $5.5 million, or 5500%. The decrease in operating income was due to an impairment of goodwill and certain intangible assets. Based on an independent third party valuation of the operating segments assets and discounted cash flows it was determined that the goodwill and related intangibles were fully impaired as of August 31, 2008.

Operating income for the year ended August 31, 2007 was $0.1 million, compared to $0.7 million for the year ended August 31, 2006, a decrease of $0.6 million, or 86%. The decrease in operating income was due to increased expenses relating to product quality issues and increased expenses, including trade show and personnel expenses.

Electronics Integration

Electronics Integration segment operating results for the year ended August 31, 2008, 2007 and 2006 are as follows:

	Year Ended
	August 31, 2008		August 31, 2007		August 31, 2006
	(Dollars in thousands)
Revenues	$12,094	100%	$13,450	100%	$14,343	100%
Cost of revenues	11,119	91.9%	11,608	86.3%	11,913	83.1%
Gross profit	975	8.1%	1,842	13.7%	2,430	16.9%

Operating expenses
Selling, general and administrative	2,300	19.0%	2,103	15.6%	2,397	16.7%
Depreciation and amortization	47	0.4%	102	0.8%	124	0.9%
Impairment	1,276	10.6%	212	1.6%	—	0.0%
Total operating expenses	3,623	30.0%	2,417	18.0%	2,521	17.6%

Segment operating loss	$(2,648)	(21.9%)	$(575)	(4.3%)	$(91)	(0.6%)

Revenues

Revenues for the year ended August 31, 2008 were $12.1 million compared to $13.5 million for the year ended August 31, 2007, a decrease of $1.4 million, or 10%.  Revenues decreased mainly due to reduced sales to integrators and distributors, a suspension of capital budgets for one major customer, and an overall reduction in sales and service work in the residential market due to the downward trend in the economy.  These declines were somewhat offset by increased sales to hospitals and lodging facilities, through new and existing customers.

Revenues for the year ended August 31, 2007 were $13.5 million compared to $14.3 million for the year ended August 31, 2006, a decrease of $0.9 million, or 6%.  Revenues decreased mainly due to fewer sales to integrators, distributors and restaurant chains.  These declines were somewhat offset by increased sales to hospitals and lodging facilities.

Gross Profit

Gross profit for the year ended August 31, 2008 was $1.0 million representing 8% of revenue, compared to $1.8 million representing 14% of revenues for the year ended August 31, 2007, a decrease of $0.8 million, or 44%.  Gross profit decreased as a result of an increase in the inventory reserve and competitive market conditions in this segment.

Gross profit for the year ended August 31, 2007 was $1.8 million representing 14% of revenue, compared to $2.4 million representing 17% of revenues for the year ended August 31, 2006, a decrease of $0.6 million, or 24%.  Gross profit decreased mainly due to changes in the product mix and decreases in revenues.

Operating Income (Loss)

There was an operating loss for the year ended August 31, 2008 of ($2.6) million, compared to an operating loss of ($0.6) million for the year ended August 31, 2007, an increased loss of ($2.0) million, or 333%.  The increased operating loss is primarily a result of the impairment of goodwill, the disposal of fixed assets, and the write down of inventory to fair market value.

There was an operating loss for the year ended August 31, 2007 of ($0.6) million, compared to an operating loss of ($0.1) million for the year ended August 31, 2006, an increased loss of ($0.5) million, or 532%.  The loss was due to additional charges incurred by the Company related to the disposal of fixed assets, write down of inventory to fair market value and impairment of goodwill and other intangible assets as a result of the management changes and losses incurred within the Electronics Integration segment.  As part of the operating loss, a non-recurring impairment charge on certain intangible assets of $0.212 million was recognized in the year ended August 31, 2007.

Holding Company

Operating Expense

The Holding Company does not have any income producing operating assets. As such, the operating loss was equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the year ended August 31, 2008 were $4.2 million, compared to $5.5 million for the year ended August 31, 2007, a decrease of $1.3 million, or 24%. The decrease was mainly due to the Holding Company pushing down increased levels of corporate overhead to its subsidiaries.

Operating expenses for the year ended August 31, 2007 were $5.5 million, compared to $3.2 million for the year ended August 31, 2006, an increase of $2.3 million, or 72%. The increase was mainly due to the hiring of additional corporate executive and accounting personnel; as well as increased audit, accounting and legal expenses primarily resulting from Company growth.

Interest Expense

Interest expense was $3.1 million for the year ended August 31, 2008, compared to $3.5 million for the year ended August 31, 2007, a decrease of $0.4 million or 11%.  The decrease was due mainly to falling interest rates and the refinancing of our line of credit facility with debt to our majority shareholder.

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

Income Taxes

There was $0.1 million and $0.2 million of income tax expense for the years ended August 31, 2008 and 2007, respectively.  A valuation allowance is necessary to reduce the deferred tax assets, if the Company had a federal tax operating loss and based on the weight of the evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management has determined that an $8.5 million valuation allowance at August 31, 2008 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.  The change in the valuation allowance for the current period is $4.2 million.

There was $0.2 million of income tax expense for the year ended August 31, 2007.  There was $0.4 million of income tax benefit for the year ended August 31, 2006.  A valuation allowance is necessary to reduce the deferred tax assets, if the Company had a federal tax operating loss and based on the weight of the evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management has determined that a $4.0 million valuation allowance at August 31, 2007 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

Liquidity and Capital Resources

Our principal sources of liquidity include cash and equivalents, marketable securities and proceeds from debt borrowings.  We had $4.7 million, $9.8 million, and $4.9 million of cash and equivalents and marketable securities at August 31, 2008, 2007, and 2006, respectively.  At August 31, 2008 we had $2.8 million available on our line of credit with the bank. On November 21, 2008, the Company utilized the remaining availability on its line of credit to pay off the remaining balance of the convertible term note to Laurus Master Fund.

We had working capital of $3.7 million at August 31, 2008 compared with ($15.9) million at August 31, 2007. The increase in working capital was due mainly to the refinancing our bank line of credit and term note with our majority shareholder. We had $23.4 million in working capital at August 31, 2006.  Current assets are composed primarily of cash and equivalents, net accounts receivable, inventories, and costs & estimated earnings in excess of billings on uncompleted contracts.

Total debt at August 31, 2008 was $45.4 million including a $3.4 million convertible term note, $3.6 million in bank debt, $32.0 million in debt to a related party, and $6.4 million in the variable interest entity’s debt.  Total debt at August 31, 2007 was $47.6 million.  The decrease in debt was due to the repayment of principal on existing debt somewhat offset by borrowings under our new line of credit with KeyBank.  Total debt at August 31, 2006 was $31.2 million.

Effective June 2, 2008, the Company entered into a $32.0 million term loan note with its majority shareholder and Chairman of the Board of Directors.  The credit facility replaces the Company’s Term Loan Note in the amount of $16.6 million in principal and interest and the Revolving Line of Credit Promissory Note in the amount of $15.1 million in principal and interest.  The credit facility matures on May 5, 2011 and bears interest at the one year LIBOR plus 1.75% adjusted on June 1 of each year until maturity.  A mandatory principle payment of $1.28 million is due on May 5, 2009 and May 5, 2010, with the remaining balance due in a lump-sum payment on the maturity date.  In addition, the loan requires a guarantee fee of 1.88% beginning June 5, 2008.  The loan is secured by substantially all assets of the Company and personally guaranteed up to 50% by the Chief Executive Officer of the Company. Effective November 30, 2008, the balance on the term note was reduced to $0 due to the subsequent events described in Note 24 in Item No. 8.

The bank debt includes a $6 million revolving line of credit evidenced by a promissory note, which matures on May 31, 2010. Availability under the Revolving Line of Credit is the lesser of $6 million or the borrowing base amount, which is calculated monthly as a percentage of our eligible assets. The revolving line of credit incurs interest at the Prime Rate minus 0.5%.  The credit facility is secured by certain assets of the Company and limited personal guaranties of Fortune’s two majority shareholders.  The credit facility is subject to certain covenants including a minimum tangible net worth and current ratio requirements.  Outstanding borrowings under our line of credit amounted to $3.3 million at August 31, 2008.  Under the terms of our loan agreement, the bank may call the loan if we are in violation of any restrictive covenants.

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

Cash Flows

Cash flows provided by (used in) operating activities for the year ended August 31, 2008 was ($1.8) million as compared to $5.8 million at August 31, 2007. This decrease in operating cash flows was mainly due to a decrease in our accounts receivable, cost and estimated earnings in excess of billings, and accounts payable  Cash flows used in operating activities was ($1.2) million for the year ended August 31, 2006.

Net cash flow used in investing activities was $0.9 million for the year ended August 31, 2008 compared to $7.1 million for the year ended August 31, 2007.  The decrease was due mainly to the fact that we did not acquire any companies during the current fiscal year. Cash flows used in investing activities was $2.4 million for the year ended August 31, 2006.

Net cash flow provided by (used in) financing activities was ($2.3) million for the year ended August 31, 2008 compared to $7.4 million for the year ended August 31, 2007.  The decrease was mainly the result of paying down our line of credit and term loan with the bank.  Cash flows provided by financing activities was $3.4 million for the year ended August 31, 2006.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of August 31, 2008:

	Payments Due By
Contractual obligation	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt and capital lease obligations	$45,430	$10,790	$5,118	$29,522	$0
Operating lease (1)	16,800	2,726	2,532	6,482	5,060
Total	$62,230	$13,516	$7,650	$36,004	$5,060

(1)	Operating leases represent the total future minimum lease payments.

Excluded from the above table is interest associated with borrowings under our line of credit with our majority shareholder and our convertible note payable with Laurus because both the amount borrowed and applicable interest rate are variable.

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

Transactions with Related Parties

We have entered into various acquisition agreements over the past four years that contain option agreements between the sellers and our majority shareholder, Mr. Carter Fortune, related to the Company’s stock obtained by the sellers through the acquisitions.  The option agreements provide for put/call options on the Company’s common stock held by the sellers.  The put/call options range in price from $1 to $4 per common share.  The shareholders of CSM exercised their put sale rights by executing the sale of 102,843 shares of Company stock at $10.33 per share to Mr. Fortune and Mr. Fisbeck during the fourth quarter of the 2008 fiscal year.  The members of PEM currently have put rights in regards to 258,824 shares.  The put price is $3.75 per share.  Upon exercise, the Company’s two majority shareholders must purchase the shares.  Similarly, the Company’s two majority shareholders have call rights in regards to the same shares at a price of $6.00 per share.  Refer to Note 3 of the accompanying consolidated financial statements for detailed information regarding the put/call rights.

As of August 31, 2008, we leased five facilities from Fisbeck Fortune Development, LLC (“FFD”), a variable interest entity equally owned by the Company’s two majority shareholders.  The primary purpose of this entity is to own and lease these properties to the Company.  When these leases were originally executed, the leases contained provisions whereby the rental rates could be adjusted to fair market value. Refer to Note 16 of the accompanying consolidated financial statements for detailed information regarding the Company’s lease obligations. Effective November 30, 2008, we believe FFD will no longer be required to consolidate as a variable interest entity due to the triggering event described in Note 24 in Item No. 8.

Guaranties

A significant portion of our debt and surety bonds are personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer.  It is very unlikely that the Company could have obtained such debt without the personal guarantees.  If the Chairman of the Board and Chief Executive Officer decide not to continue their personal guarantees or decide not to make additional personal guarantees, it will significantly limit the Company’s ability to obtain financing and would have a material adverse effect upon the Company.  As of August 31, 2007, the Chairman of the Board and the Chief Executive Officer had personally guaranteed Company debt in the amount of $24.3 million.  As of August 31, 2008, the Chairman of the Board and the Chief Executive Officer had personally guaranteed Company debt in the amount of $29.1 million.  Prior to August 31, 2007, the Company had not paid any guarantee fees to the Chairman of the Board or the Chief Executive Officer for their personal guarantees of Company debt.  During the fiscal year ended August 31, 2008, the Board approved the payment of certain guarantee fees to the Chief Executive Officer in the amount of $0.2 million.

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under health insurance and workers’ compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of August 31, 2008, we had approximately $5.4 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.

Payment and Performance Bonds

Within our Wireless Infrastructure and Transportation Infrastructure segments, certain customers, particularly in connection with new construction, require us to post payment or performance bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, we have posted letters of credit in the amount of $22 million in favor of the surety and, with the consent of our lenders under our credit facility; we have granted security interests in certain of our assets to collateralize our obligations to the surety. We expect this letter of credit in favor of the surety to be reduced in the future. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future. As of August 31, 2008, an aggregate of approximately $3 million in original face amount of bonds issued by the surety were outstanding.

Control Group

As of August 31, 2008, the Control Group held 74.3% or 8,454,784 shares of our outstanding common stock.  Members of the Control Group as of this date include John F. Fisbeck and Carter M. Fortune.  Individually, each of the above persons had the sole voting and dispositive power over the following number of shares of the Company’s Common Stock as of August 31, 2008: John F. Fisbeck, 1,637,701 (or 14.4%) and Carter M. Fortune, 4,135,010 (or 36.3%). In addition to the above shares, Messrs. Fisbeck and Fortune equally share dispositive control over 2,682,073 (or 23.6%) shares of the Company’s Common Stock held by 14 West, LLC as of August 31, 2008.

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

Revenue and Cost Recognition: In the Business Solutions segment, PSM, CSM, and ESG and related entities bill clients under their Professional Services Agreement as licensed Professional Employer Organizations (collectively the “PEOs”), which includes each worksite employee’s gross wages, plus additional charges for employment related taxes, benefits, workers’ compensation insurance, administrative and record keeping, as well as safety, human resources, and regulatory compliance consultation. Most wages, taxes and insurance coverage are provided under the PEOs’ federal, state, and local or vendor identification numbers. No identification or recognition is given to the client when these monies are remitted or calculations are reported. Most calculations or amounts the PEOs owe the government and its employment insurance vendors are based on the experience levels and activity of the PEOs with no consideration to client detail. The PEOs bill the client their worksite employees’ gross wages plus an overall service fee that includes components of employment related taxes, employment benefits insurance, and administration of those items. The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to health, workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. Charges by the PEOs are invoiced along with each periodic payroll delivered to the client.

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

In the Electronics Integration segment, revenue from the sale of products at Kingston and Commercial Solutions is recognized according to the terms of the sales arrangement.  Revenues are recognized when title and principal ownership transfers to the customer, which is generally when products are shipped to customers. Products are generally sold on open account under credit terms customary to the geographic region of distribution. Ongoing credit evaluations are performed on customers and the Company does not generally require collateral to secure accounts receivable.  TTC enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most are made on a unit price basis in which the Company agrees to do the work for units of work performed. The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects within one month. The Company generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached.

Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

Valuation of Accounts Receivable and Inventory Reserves:

Collectability of accounts receivable is evaluated for each subsidiary based on the subsidiary’s industry and current economic conditions. Other factors include analysis of historical bad debts, projected losses, and current past due accounts. Inventories are valued at lower of cost or market using the first-in, first-out method based on average cost. The Company’s valuation of inventory includes both a markdown reserve for inventory that will be sold below original cost, and a usage reserve. The reserve values are evaluated by each subsidiary based upon historical information and assumptions about future demand and market conditions. The usage reserve value is based on historical information and assumptions as to usage of current product in inventory and related usage trends. The Company’s accounts receivable and inventory reserves increased by $0.6 million and decreased by $0.2 million respectively, at August 31, 2008 compared to August 31, 2007. It is possible that changes to the markdown and usage reserves could be required in future periods due to changes in market conditions.

Goodwill and Other Intangible Assets:

The Company has adopted SFAS No. 142. With the adoption of SFAS 142, material goodwill included in the Company’s Business Solutions, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integration segments was assessed for impairment. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Since management’s judgment is involved in performing goodwill and other intangible assets valuation analyses, there is risk that the carrying value of the goodwill and other intangible assets may be overstated or understated.

The Company has elected to perform the annual impairment test of recorded goodwill as required by SFAS 142 as of the end of fiscal fourth quarter. The results of this annual impairment test indicated that the fair value of recorded goodwill in the Ultraviolet Technologies and Electronics Integration segments were impaired as of August 31, 2008.  As a result the Company recognized goodwill and intangible asset impairment in Ultraviolet Technologies of $5.2 million and goodwill impairment in Electronics Integration of $1.3 million.  The annual impairment test indicated that the fair value of  the Business Solutions segment as of August 31, 2008, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill was not subject to impairment.

In the fiscal year ended August 31, 2008, the Company recognized impairment on certain intangible assets in its Business Solutions segment of $2.3 million.  Management determined the assets were impaired based upon violation of non-compete agreements with certain terminated employees, a substantial change in the customer mix and number of worksite employees within our Business Solutions segment.

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

Income Taxes:

Deferred tax assets are recognized for taxable temporary differences, tax credit and net operating loss carryforwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In 2006, the Company released 20% of the valuation allowance totaling $0.5 million. This amount was a release of 40% of the Transportation Infrastructure segment and 60% of the Business Solutions segment.  In 2008 and 2007, the Company recorded a 100% valuation allowance on additions to net deferred tax assets due to renewed uncertainty regarding future profitability of the Company based on its respective losses.  In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2008 would not have a material effect in the carrying value of the net deferred tax assets or liabilities.

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

Accrued Insurance and Workmen’s Compensation Reserves:

The Company’s Business Solutions segment recognizes significant reserves in relation to its partially self-funded worksite employees’ health and partially self-funded workers’ compensation programs based on (a) the amount of past claims incurred and (b) the estimated time lag to report and pay such claims. The Company’s policy for its partially self-funded health plan is to accrue estimated unpaid claims incurred during the fiscal year based on the weighted average historical claims paid over a 2-month to 3-month lag period. PSM is insured for losses under its health plan in excess of approximately $0.20 million per person with an aggregate liability limit of approximately $11.5 million at August 31, 2008. Our deductible under our workers’ compensation insurance at PSM and CSM is $0.25 million with an aggregate liability limit of approximately $1.75 million.  Our deductible under the ESG LUA policy is $0.35 million with no aggregate liability.  The combined reserve recognized for unpaid health and workers’ compensation benefits on the Company’s consolidated balance sheet is $5.4 million (for which approximately $5.4 million of cash is restricted on the Company’s consolidated balance sheet) for the year ended August 31, 2008.

New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141R “Business Combinations.”  SFAS 141R establishes the principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination.  SFAS 141R also requires certain disclosures to enable uses of the financial statements to evaluate the nature and financial effects of the business combination.  Acquisition costs associated with the business combination will generally be expensed as incurred.  SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS No. 141R.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective on November 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks arising from adverse changes in interest rates, due primarily to the potential effect of such changes on our variable rate line of credit with the bank and our convertible term note as described in Note 9 to the consolidated financial statements.  Almost all of the Company’s debt as of August 31, 2008 bears interest at variable rates. At August 31, 2008 and 2007, we have no outstanding interest rate swap agreements.  Based on amounts outstanding at August 31, 2008, if the interest rate on the Company’s variable debt were to increase by 1.0%, annual interest expense would be higher by approximately $0.4 million.

Cash and cash equivalents as of August 31, 2008 was $4.7 million and is primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on the Company’s investments would not have had a material effect on net income for the year ended August 31, 2008. We do not currently utilize any derivative financial instruments to hedge interest rate risks.

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our European, Singapore, Chinese, and Mexican foreign subsidiaries. A hypothetical 10% adverse change in the foreign currency translation would not have had a material effect on net income for the year ended August 31, 2008. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Item 8. Financial Statements and Supplementary Data

FORTUNE INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Fortune Industries, Inc. and Subsidiaries
Indianapolis, IN 46278

We have audited the accompanying consolidated balance sheets of Fortune Industries, Inc. and subsidiaries (the “Company”) as of August 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended August 31, 2008. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortune Industries, Inc. and subsidiaries as of August 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 23 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 23. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Somerset CPAs, P.C.

Indianapolis, Indiana
December 15, 2008

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	August 31,	August 31,
	2008	2007
		(Restated)

ASSETS
CURRENT ASSETS
Cash and equivalents	$4,740	$9,830
Restricted cash (Note 1)	5,370	5,091
Accounts receivable, net (Note 4)	17,205	21,157
Costs and estimated earnings in excess of billings
on uncompleted contracts (Note 5)	2,785	1,279
Inventory, net (Note 6)	4,367	6,656
Deferred tax asset (Note 11)	1,535	1,535
Prepaid expenses and other current assets	2,263	2,840
Total Current Assets	38,265	48,388

OTHER ASSETS
Property, plant & equipment, net (Note 7)	10,749	12,238
Long-term accounts receivable (Note 4)	865	770
Goodwill (Note 8)	12,491	18,461
Other intangible assets, net (Note 8)	3,602	7,450
Other long-term assets	140	1,048
Total Other Assets	27,847	39,967

TOTAL ASSETS	$66,112	$88,355

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	August 31,	August 31,
	2008	2007
		(Restated)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Line of credit (Note 9)	$—	$15,000
Current maturities of long-term debt-majority shareholder (Note 9)	1,280	—
Short- term debt and current maturities of long-term debt (Note 9)	153	18,416
Current maturities of convertible term note (Note 9)	3,405	2,727
Variable interest entity line of credit (Note 9)	2,200	2,200
Variable interest entity current maturities of long-term debt (Note 9)	3,752	503
Accounts payable	5,550	9,168
Health and workers' compensation reserves	5,435	5,128
Accrued expenses	11,752	9,239
Billings in excess of costs and estimated earnings on
uncompleted contracts (Note 5)	632	1,178
Other current liabilities	412	725
Total Current Liabilities	34,571	64,284

LONG-TERM LIABILITIES
Line of credit (Note 9)	3,250	—
Long-term debt, less current maturities (Note 9)	189	208
Convertible term note (Note 9)	—	2,950
Variable interest entity long-term debt, less current maturities (Note 9)	481	4,559
Line of credit term note - majority shareholder (Note 9)	30,720	1,000
Other long-term liabilities	831	1,029
Total Long-Term Liabilities	35,471	9,746

Total Liabilities	70,042	74,030

MINORITY INTEREST IN VARIABLE INTEREST ENTITY (NOTE 2)	(517)	236

SHAREHOLDERS' EQUITY (DEFICIT) (NOTE 13)
Common stock, $0.10 par value; 150,000,000 authorized;
11,383,373 and 11,391,823 issued and outstanding at August 31, 2008
and August 31, 2007, respectively	1,117	1,117
Preferred stock, $0.10 par value; 1,000,000 authorized;
79,180 and 66,180 issued and outstanding at August 31, 2008
and August 31, 2007, respectively	7,918	6,618
Additional paid-in capital and warrants outstanding	19,241	19,317
Accumulated deficit	(31,881)	(12,300)
Accumulated other comprehensive income (Note 14)	192	260
	(3,413)	15,012
Less: Treasury stock, 0 and 384,500 shares of common stock
outstanding at August 31, 2008 and August 31, 2007, respectively	—	(923)
Total Shareholders' Equity (Deficit)	(3,413)	14,089

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$66,112	$88,355

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended
	August 31,	August 31,	August 31,
	2008	2007	2006
REVENUES
Service revenues	$81,838	$80,108	$57,354
Product revenues	76,561	78,241	99,759
TOTAL REVENUES	158,399	158,349	157,113

COST OF REVENUES
Service cost of revenues	65,350	62,600	43,184
Product cost of revenues	65,128	65,214	83,025
TOTAL COST OF REVENUES	130,478	127,814	126,209

GROSS PROFIT	27,921	30,535	30,904

OPERATING EXPENSES
Selling, general and administrative expenses	31,102	28,896	24,985
Depreciation and amortization	2,782	2,686	2,269
Impairment (Note 1)	8,740	2,027	—
Total Operating Expenses	42,624	33,609	27,254

OPERATING INCOME (LOSS)	(14,703)	(3,074)	3,650

OTHER INCOME (EXPENSE)
Interest income	191	480	346
Interest expense	(3,062)	(3,470)	(2,483)
Loss on disposal of assets	(350)	(381)	—
Loss on investments in marketable securities, net (Note 1)	—	(8)	(7)
Exchange rate gain	36	17	5
Other income	27	31	285
Total Other Income (Expense)	(3,158)	(3,331)	(1,854)

INCOME (LOSS) BEFORE MINORITY INTEREST IN
VARIABLE INTEREST ENTITY	(17,861)	(6,405)	1,796

Minority Interest in Variable Interest Entity (Note 2)	1,095	724	—

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(18,956)	(7,129)	1,796

Provision for income taxes (Note 11)	79	157	(423)

NET INCOME (LOSS)	(19,035)	(7,286)	2,219

Preferred stock dividends	546	496	331

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(19,581)	$(7,782)	$1,888

BASIC INCOME (LOSS) PER COMMON SHARE	$(1.72)	$(0.72)	$0.18

Basic weighted average shares outstanding	11,391,130	10,841,296	10,582,203

DILUTED INCOME (LOSS) PER COMMON SHARE	$(1.72)	$(0.72)	$0.16

Diluted weighted average shares outstanding	11,719,806	12,393,539	11,845,284

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
(DOLLARS IN THOUSANDS)

				Additional		Accumulated
				Paid-in Capital		Other	Total
	Common	Treasury	Preferred	and Warrants	Accumulated	Comprehensive	Shareholders'	Comprehensive
	Stock	Stock	Stock	Outstanding	Deficit	Income	Equity (Deficit)	Loss

BALANCE AT AUGUST 31, 2005	$1,046	$—	$—	$17,340	$(6,406)	$93	$12,073
Issuance of 64,459 shares of common
stock for acquisitions	7	—	—	293			300	$—
Retirement of 101,580 shares of common
stock	(2)	—	—	(98)			(100)	—
Issuance of 66,180 shares of series A
preferred stock	—	—	6,618	—	—	—	6,618	—
Stock Compensation	2	—	—	98	—	—	100	—
Net Income	—	—	—	—	2,219	—	2,219	2,219
Preferred Stock Dividends	—	—	—	—	(331)	—	(331)	—
Foreign currency translation
adjustments, net of tax	—	—	—	—	—	80	80	80
Unrealized losses on investments, net of tax						(16)	(16)	(16)
Reclassification adjustments for realized								—
gains & losses included in net income, net of tax	—	—	—	—	—	7	7	7

Total comprehensive income	—	—	—	—	—	—	—	$2,290

BALANCE AT AUGUST 31, 2006	$1,053	$—	$6,618	$17,633	$(4,518)	$164	$20,950
Issuance of 883,026 shares of common
stock for acquisitions	66	—	—	1,738			1,804	$—
Issuance of 22,000 shares of common
stock for compensation	2	—	—	88	—	—	90	—
Retirement of 35,926 shares of common
stock	(4)	—	—	(142)	—	—	(146)	—
Net Loss	—	—	—	—	(7,286)	—	(7,286)	(7,286)
Preferred Stock Dividends	—	—	—	—	(496)	—	(496)	—
Foreign currency translation
adjustments, net of tax	—	—	—	—	—	64	64	64
Unrealized gains on investments, net of tax						24	24	24
Reclassification adjustments for realized
gains & losses included in net income, net of tax						8	8	8
Variable interest entity investment in 384,500								—
shares of common stock of the Company	—	(923)	—	—	—	—	(923)	—

Total comprehensive loss	—	—	—	—	—	—	—	$(7,190)

BALANCE AT AUGUST 31, 2007 (Restated)	$1,117	$(923)	$6,618	$19,317	$(12,300)	$260	$14,089
Issuance of 28,950 shares of common
stock for compensation	3	—	—	56	—	—	59	—
Retirement of 30,270 shares of common
stock	(3)	—	—	(132)	—	—	(135)	—
Net Loss	—	—	—	—	(19,035)	—	(19,035)	(19,035)
Retirement of 66,180 shares of series A preferred stock	—	—	(6,618)	—	—	—	(6,618)	—
Issuance of 79,180 shares of series B preferred stock	—	—	7,918	—	—	—	7,918	—
Preferred Stock Dividends	—	—	—	—	(546)	—	(546)	—
Foreign currency translation
adjustments, net of tax	—	—	—	—	—	(68)	(68)	(68)
Distribution of 384,500 shares from								—
variable interest entity	—	923	—	—	—	—	923	—

Total comprehensive loss	—	—	—	—	—	—	—	$(19,103)

BALANCE AT AUGUST 31, 2008	$1,117	$—	$7,918	$19,241	$(31,881)	$192	$(3,413)

See Accompanying Notes to Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Year Ended
	August 31,	August 31,	August 31,
	2008	2007 (Restated)	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(19,035)	$(7,286)	$2,219
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,675	2,686	2,269
Provision for (gains) losses on accounts receivable	325	(184)	(98)
Gain on sale of investments	—	8	7
Loss on disposal of assets	350	381	—
Stock based compensation	59	90	100
Unearned contingent stock consideration for acquisitions	(135)	—	—
Minority interest in variable interest entity income	1,095	724	—
Deferred income taxes	—	—	(521)
Impairment on intangible assets	8,740	2,027	—
Changes in certain operating assets and liabilities:
Restricted cash	(279)	(406)	(1,978)
Accounts receivable	3,627	6,059	(4,179)
Costs and estimated earnings in excess of billings on
uncompleted contracts	(1,506)	3,221	(1,819)
Inventory, net	2,289	105	1,567
Prepaid assets and other current assets	577	295	(130)
Other long-term assets	73	565	(809)
Accounts payable	(3,618)	(728)	2,181
Health and workers' compensation reserves	307	(80)	(637)
Accrued expenses and other current liabilities	2,200	(852)	727
Billings in excess of costs and estimated earnings on
uncompleted contracts	(546)	(790)	(133)
Other long-term liabilities	—	—	—
Net Cash Provided by (Used in) Operating Activities	(1,802)	5,835	(1,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,333)	(1,020)	(2,754)
Purchases of marketable securities	—	—	(204)
Variable interest entity proceeds from sale of assets	390	—
Proceeds from sale of assets	20	—	—
Proceeds from sales of marketable securities	—	1,225	1,050
Acquisition of productive assets and businesses, net of cash received	—	(7,317)	(502)
Net Cash Used in Investing Activities	(923)	(7,112)	(2,410)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under line of credit	(11,750)	11,670	(15,668)
Variable interest entity net borrowings (payments) under line of credit	—	—	—
Borrowings on long-term debt-majority shareholder	32,300	1,000	—
Payment on short-term debt - majority shareholder	—	—	—
Borrowings on long-term debt	—	—	20,000
Payments on short and long-term debt	(18,282)	(2,041)	(7,236)
Variable interest entity payments on long-term debt	(829)	(463)	—
Debt issuance costs	—	—	(856)
Borrowings (payments) from convertible debentures	(2,272)	(1,822)	7,500
Dividends on preferred stock	(546)	(496)	(331)
Proceeds from variable interest entity member contributions	160	129	—
Distributions to variable interest entity members	(1,078)	(566)	—
Other	—	—	—
Net Cash Provided by (Used in) Financing Activities	(2,297)	7,411	3,409

Effect of exchange rate changes on cash	(68)	64	80

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(5,090)	6,198	(155)

CASH AND EQUIVALENTS
Beginning of Period	9,830	3,632	3,787

End of Period	$4,740	$9,830	$3,632

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Year Ended
	August 31,	August 31,	August 31,
	2008	2007 (Restated)	2006
SUPPLEMENTAL DISCLOSURES
Interest paid	$2,735	$3,183	$2,431

Income taxes paid	$256	$229	$85

Unrealized net gain (loss) on marketable equity securities	$—	$24	$(16)

Stock distribution to variable interest entity members	$1,846	$—	$—

Non-cash investing and financing activities:
Issuance of series A preferred stock for debt extinguishment	$—	$—	$6,618
Retirement of series A Preferred stock as exchange for series B	(6,618)	—	—
Issuance of series B preferred stock for debt extinguishment	7,918	—	—
Issuance of warrants in connection with loan refinancing	—	—	266
	$1,300	$—	$6,884

Acquisitions (See Note 3)
Fair value of assets acquired	$—	$13,900	$802
Common stock consideration	—	3,700	300
Cash paid	$—	$10,200	$502

Consolidation of Variable Interest Entity (Note 2)
Cash	$—	$79	$—
Prepaid Expenses	—	10	—
Property, plant and equipment	—	6,626	—
Other long-term assets	—	3	—
Total Assets	$—	$6,718	$—

Line of credit	$—	$2,200	$—
Current maturities of long-term debt	—	503	—
Accrued expenses	—	143	—
Long-term debt, net of current maturities	—	4,559	—
Minority interest	—	236	—
Less: Treasury Stock	—	(923)	—
Total Liabilities and Minority Interest	$—	$6,718	$—

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
As disclosed in Note 23, effective November 30, 2008 the Company sold its subsidiaries in four of its five business segments to a related party. As of this date, management will focus all its financial and human capital resources on its subsidiaries in the Business Solutions segment. The effect of this sale will impact the comparability of the Company’s financial information in future filings.

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

Revenue and Cost Recognition: In the Business Solutions segment, PSM, CSM, and ESG and related entities bill clients under their Professional Services Agreement as licensed Professional Employer Organizations (collectively the “PEOs”), which includes each worksite employee’s gross wages, plus additional charges for employment related taxes, benefits, workers’ compensation insurance, administrative and record keeping, as well as safety, human resources, and regulatory compliance consultation. Most wages, taxes and insurance coverage are provided under the PEOs’ federal, state, and local or vendor identification numbers. No identification or recognition is given to the client when these monies are remitted or calculations are reported. Most calculations or amounts the PEOs owe the government and its employment insurance vendors are based on the experience levels and activity of the PEOs with no consideration to client detail. The PEOs bill the client their worksite employees’ gross wages plus an overall service fee that includes components of employment related taxes, employment benefits insurance, and administration of those items. The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to health, workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. Charges by the PEOs are invoiced along with each periodic payroll delivered to the client.

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

In the Ultraviolet Technologies segment, revenue from the sale of products at Nor-Cote is recognized according to the terms of the sales arrangement. Revenues are recognized, net of estimated costs of returns, allowances and sales incentives, title and principal ownership transfers to the customer, which is generally when products are shipped to customers. Products are generally sold on open account under credit terms customary to the geographic region of distribution. Ongoing credit evaluations are performed on customers and the Company does not generally require collateral to secure accounts receivable.

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

Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued to collateralize its obligations under its health and accident benefit program, its workers’ compensation program, and certain general insurance coverage related to the Company’s Business Solutions segment. At August 31, 2008, the Company had $5,370 in total restricted cash.  Of this, $1,651 is restricted for employer contributions to various health and accident benefit programs established under third party actuarial analysis, $3,258 is restricted for the Company’s workers’ compensation program in accordance with terms of its insurance carrier agreement, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.

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

As described in Note 8, the Company recognized impairment charges amounting to $8,740 during fiscal 2008 as a result of triggering events primarily within its Business Solutions, Ultraviolet Technologies and Electronics Integration segments.  Triggering events include a) blatant violation of non-compete agreements with certain terminated employees within the Business Solutions segment coupled with the Company’s inability or willingness to enforce such agreements, b) a substantial change in the customer mix and number of worksite employees within the Business Solutions segment, c) losses incurred within certain operating units, d) significant downsizing of personnel and operations, and e) restructuring of management.

The Company has elected to perform the annual impairment test of recorded goodwill and other indefinite-lived intangible assets as required by SFAS 142 as of the end of fiscal fourth quarter. The results of this annual impairment test indicated that the fair value of the Business Solutions segment, as of August 31, 2008, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill and other indefinite-lived intangible assets were not subject to impairment. The annual impairment test indicated that the fair value of the Ultraviolet Technologies and the Electronics Integration segments, as of August 31, 2008, were lower than the carrying, or book value, including goodwill and intangible assets, and therefore recorded goodwill and intangible assets were subject to impairment. The required annual impairment test may result in future periodic write-downs.

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

Stock-based Compensation: On September 1, 2005, the Company adopted the provisions of SFAS 123R, “Share-Based Payment” using the modified prospective method.  Prior to fiscal 2006, the Company elected to follow APB 25 and to adopt the disclosure-only provisions as required under SFAS 123, and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  The adoption of this statement resulted in increased salaries, wages, and related expenses.  The amount of the impact was immaterial to the Company for the years ended August 31, 2008, 2007 and 2006.

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

Research and Development Costs: Research and development costs are expensed as incurred and totaled $573, $577, and $538 for the years ended August 31, 2008, 2007, and 2006, respectively. Research and development expense is recorded in the Company’s Nor-Cote subsidiary.

Advertising Costs: Advertising costs including marketing, advertising, publicity, promotion and other distribution costs, are expensed as incurred and totaled $537, $438, and $328 for the years ended August 31, 2008, 2007, and 2006, respectively.

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

Debt and equity issuances may have features which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the case of preferred stock instruments.  No issuances have beneficial conversion terms for any of the three years ended August 31, 2008, 2007 and 2006.

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

The Company’s PSM subsidiary maintains a loss-sensitive worksite employees’ health and accident benefit program. Under the insurance policy, PSM’s self-funded liability is limited to $200 per employee, with an aggregate liability limit of approximately $11,500. The aggregate liability limits are adjusted annually, based on the number of participants.

Workers’ Compensation: The Company’s PSM and CSM subsidiaries maintain partially self-funded workers’ compensation insurance programs. Under the insurance policies established at each company, PSM and CSM’s deductible liability is limited to $250 per incident, with an aggregate liability limit of approximately $1,750.  Under the insurance policy established at ESG, the deductible liability is limited to $350 per incident, with no aggregate annual liability limit.

New Accounting Pronouncements:

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

FASB statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. As a result of the subsequent event detailed in Note 23, the Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations.”  SFAS 141R establishes the principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination.  SFAS 141R also requires certain disclosures to enable uses of the financial statements to evaluate the nature and financial effects of the business combination.  Acquisition costs associated with the business combination will generally be expensed as incurred.  SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS No. 141R.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective on November 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

The Company leases a total of five facilities from a consolidated variable interest entity, a related-party referenced earlier whose primary purpose is to own and lease these properties to the Company. The VIE is wholly-owned equally by the Company’s Chairman of the Board and its Chief Executive Officer.  The VIE does not have any other significant assets.  Although the Company does not have direct ownership interests in the VIE, it is considered the primary beneficiary as interpreted by FIN 46R due to implicit interests generated from personal guarantees from the Company’s majority shareholders on certain debt instruments and leasing arrangements of the VIE solely to the Company.

The real estate owned by the VIE consists of land, buildings and building improvements, which were subject to mortgages under which the lender has no recourse to the Company.  The non-cash consolidation of the assets and liabilities of the variable interest entity at August 31, 2008 and 2007 consisted of the following:

	August 31,	August 31,
	2008	2007
		(Restated)

Assets
Cash	$20	$79
Prepaid expenses	11	10
Property, plant and equipment	6,002	6,626
Other assets	1	3
Total Assets	$6,034	$6,718

Liabilities and Members Equity
Accounts Payable	$15	$—
Line of Credit	2,200	2,200
Accrued Expenses	104	143
Current maturities of long-term debt	3,752	503
Long-term debt	481	4,559
	6,552	7,405

Members Equity (Deficit)	(517)	236
Less: Treasury Stock	—	(923)
Total Liabilities and Members Equity (Deficit)	$6,034	$6,718

For the year ended August 31, 2008, the consolidation of the VIE included income of $1,095 comprising of $1,725 in rental income, offset by a $354 charge to interest expense, a $193 charge to depreciation expense, $36 in administrative and other miscellaneous expenses, and a $47 loss on disposal of property, plant and equipment.  For the year ended August 31, 2007, the consolidation of the VIE included income of $724 comprising of $1,493 in rental income, offset by a $522 charge to interest expense, a $198 charge to depreciation expense, and $49 in administrative and other miscellaneous expenses.

NOTE 3 - ACQUISITIONS AND PRO FORMA FINANCIAL STATEMENTS

Acquisitions

The Company had no acquisitions during fiscal year 2008.

During the fiscal year 2007 the Company had the following acquisitions.

Employer Solutions Group, Inc. (“ESG”) (Business Solutions segment)

The Company acquired ESG in March 2007 details of which are included in previous filings. Of the 577,143 total shares issued; 217,143 shares were issued to the sellers at closing and 360,000 contingent shares are held in escrow and may be earned based on the EBITDA schedule below.  During the year ended August 31, 2008, the sellers earned 120,000 shares based on their annual EBITDA.  The Company entered into an agreement in which the sellers may put (put option) the 217,143 shares issued at closing to the Company during the thirty (30) day period that begins on March 1, 2010.  The Company recorded $814 related to the put option on the 217,143 shares as other long term liabilities, since the Company is not able to control whether such options can be put to the Company during the required time period.  The contingent shares are earned based on the table below:

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

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of ESG at the acquisition date:

Assets
Cash	$2,502
Restricted Cash	1,223
Accounts receivable	1,250
Prepaid and other current assets	1,199
Property, plant and equipment, net	386
Goodwill	6,781
Intangible assets	3,640
Total Assets	16,981

Liabilities
Accounts payable	557
Health and workers’ compensation reserves	1,708
Accrued expenses and other liabilities	2,903
Debt	289
Total Liabilities	5,457
Net Assets	$11,524

Cash consideration	$9,100
Fair value of common stock consideration	2,424
$11,524

Precision Employee Management, LLC (“PEM”) (Business Solutions segment)

The Company acquired all membership units of PEM through a unit purchase agreement entered into as of February 1, 2007 by and among PEM, an Arizona company, Tom Lickliter, Larry Bailliere, Charmaine Hayes, the Company, Carter Fortune and John Fisbeck. The Company’s acquisition of PEM enabled the Company to expand its geographic presence in the PEO marketplace.  The purchase price of $2,376 includes cash paid by the Company of $1,100 and issuance of 305,883 shares of the Company’s common stock valued at the closing price of the Company’s stock on the date of purchase at $4.17 per share.  Of the 305,883 total shares issued; 258,824 shares were issued to the sellers at closing and 47,059 contingent shares are held in escrow and may be earned based on certain EBITDA criteria as defined in the agreement.  The Company’s two majority shareholders individually entered into an agreement in which the sellers may put (put option) the 258,824 shares issued at closing to the majority shareholders during the thirty (30) day period that begins on February 1, 2009.

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
$202

Pro Forma Financial Statements

The following pro forma data summarize the results of operations for the periods indicated as if the ESG, PEM, and AVR acquisitions had been completed as of the beginning of the periods presented.  The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, amortization of intangible assets and income taxes.  No effect has been given to cost reductions or operating synergies in this presentation.  These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the periods presented or that may be achieved in the future.

	Year Ended
	August 31, 2008	August 31, 2007	August 31, 2006

Net revenue	$158,399	$178,257	$176,469

Operating income (loss)	$(14,703)	$(3,877)	$4,261

Net income (loss)available to common shareholders	$(19,581)	$(8,464)	$2,472

Basic income (loss) per common share	$(1.72)	$(0.78)	$0.23

Diluted income (loss) per common share	$(1.72)	$(0.78)	$0.21

NOTE 4 - ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Accounts receivable and contracts receivable are summarized as follows:

	August 31,	August 31,
	2008	2007

Accounts receivable	$12,786	$17,572
Contracts receivable
Progress billings	5,077	4,576
Retainages	897	239
	18,760	22,387

Less allowance for doubtful accounts and sales returns	(1,555)	(1,230)
	$17,205	$21,157

Long-term accounts receivable	$865	$770

NOTE 5 - CONTRACTS IN PROGRESS

Information related to contracts in progress is summarized as follows:

	August 31,	August 31,
	2008	2007

Costs incurred on uncompleted contracts	$20,904	$10,999
Estimated earnings recognized to date on uncompleted contracts	3,910	2,511
	24,814	13,510

Less billings on uncompleted contracts	(22,661)	(13,409)
	$2,153	$101

The net amount is included in the accompanying consolidated balance sheets under the following captions:

	August 31,	August 31,
	2008	2007

Cost and estimated earnings in excess of billings on uncompleted contracts	$2,785	$1,279
Billings in excess of costs and estimated earnings on uncompleted contracts	632	1,178
	$2,153	$101

NOTE 6 - INVENTORY

Inventories are summarized as follows:

	August 31,	August 31,
	2008	2007

Raw materials	$766	$691
Work-in-process	21	29
Finished goods	4,190	6,317
	4,977	7,037

Less inventory reserve	(610)	(381)
	$4,367	$6,656

NOTE 7 - PROPERTY AND EQUIPMENT

Property, plant and equipment, including capital leases, are comprised of the following:

	August 31,	August 31,
	2008	2007

Land and building	$8,960	$9,440
Machinery and equipment	6,586	6,926
Research equipment	371	270
Office equipment	5,229	5,616
Vehicles	3,173	3,299
Leasehold improvements	454	342
	24,773	25,893

Less accumulated depreciation	(14,024)	(13,655)
	$10,749	$12,238

The provision for depreciation amounted to $2,053, of which $894 is included in cost of revenues, $2,126, of which $888 is included in cost of revenues, and $1,623 of which $0 is included in cost of revenues, for the years ended August 31, 2008, 2007, and 2006, respectively.  Losses on disposal of assets totaling ($350), ($381), and $0 was recorded for the years ended August 31, 2008, 2007,and 2006, respectively, related to various building, office equipment, and vehicle disposals.  A total of $6,826 net of $824 of accumulated depreciation and $7,270 net of $644 of accumulated depreciation is included in the property, plant and equipment at August 31, 2008 and 2007, respectively, related to a consolidated variable interest entity.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as recorded under SFAS 142, are summarized as follows:

	Wireless Infrastructure	Business Solutions	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Segment Totals

Goodwill at August 31, 2006	$1,497	$4,153	$152	$4,694	$1,488	$11,984

Goodwill acquisitions	—	8,186	—	—	—	8,186

Goodwill impairment	(1,497)	—	—	—	(212)	(1,709)

Goodwill at August 31, 2007	$—	$12,339	$152	$4,694	$1,276	$18,461

Goodwill impairment	—	—	—	(4,694)	(1,276)	(5,970)

Goodwill at August 31, 2008	$—	$12,339	$152	$—	$—	$12,491

The total amount of goodwill that is deductible for tax purposes is $9,476 at August 31, 2008 and 2007, respectively.  The Company recognized impairment on certain goodwill within its Ultraviolet Technologies segment of $4,694 and its Electronics Integration segment of $1,276 for the year ended August 31, 2008 based upon losses incurred within operating units and significant downsizing of personnel and operations.  The Company recognized impairment on certain goodwill in its Wireless Infrastructure segment of $1,497 and its Electronics Integration segment of $212 for the year ended August 31, 2007.

The following table sets forth the gross carrying amount and accumulated amortization of the Company's other intangible assets:

	August 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Period (in years)

Customer relationships	$4,063	$1,051	$3,012	10
Tradename (not subject to amortization)	590		590
Total	$4,653	$1,051	$3,602

	August 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Period (in years)

Customer relationships	$6,294	$1,169	$5,124	10
Non-compete	200	58	142	5
Non-compete	930	93	837	5
Non-compete	1,485	729	757	5
Total	8,909	2,049	6,860

Tradename (not subject to amortization)	590	—	590

Total	$9,499	$2,049	$7,450

Intangible asset amortization expense is $1,622, $1,448, and $646 for the years ended August 31, 2008. 2007, and 2006, respectively, which includes $542, $477, and $20 of amortization related to loan origination fees, respectively.

In fiscal year 2008, the Company recognized impairment on certain other intangible assets in its Business Solutions segment of $2,297.  Management determined the assets were impaired based upon (a) violation of non-compete agreements with certain terminated employees coupled with the Company’s lack of enforcement of such violations and (b) substantial change in the customer mix and number of worksite employees within the Business Solutions segment.  The Company also recognized impairment on other intangible assets in its Ultraviolet Technologies segment of $473.  Management determined the assets were impaired based upon the annual impairment testing performed as of August 31, 2008.

In fiscal year 2007, the Company recognized impairment on certain intangible assets in its Wireless Infrastructure segment of $318.  Management determined the assets were impaired based upon the changes in management and evaluations of customer contracts resulting from incurred losses.

Amortization expense on intangible assets currently owned by the Company at August 31, 2008 for each of the next five fiscal years is as follows:

2009	$406
2010	406
2011	406
2012	406
2013	406
2014 and thereafter	1,572
Total	$3,602

NOTE 9 - DEBT ARRANGEMENTS

The Company’s debt obligations consisted of the following:

	August 31,	August 31,
	2008	2007 (Restated)

Debt with majority shareholder

Term loan note due May 5, 2011. Interest at LIBOR plus 1.75% adjusted annually on June 1 until maturity. The loan requires a guarantee fee of 1.88% beginning June 5, 2008. The loan is secured by all assets and a personal guarantee of the Company’s Chief Executive Officer.	$32,000	$—

Unsecured line of credit promissory note due December 1, 2010. Interest at the one-month LIBOR plus 3% with $8,000 available borrowings. Converted to preferred stock on June 30, 2008.	—	1,000

Term note due in monthly installments of $3 including interest at 4.0% through September 2008. The loan is secured by vehicles and equipment.	2	30

Notes payable

Revolving line of credit due May 31, 2010. Availability is limited to the lesser of $6 million or the borrowing base amount which is calculated monthly. Interest at prime minus .5%. The loan is secured by certain assets of the Company and limited personal guaranties of the two majority shareholders (the Chairman of the Board and the CEO of the Company). The loan is subject to certain covenants including a minimum tangible net worth and current ratio requirements.	3,250	—

Revolving line of credit promissory note due August 31, 2008. Interest at LIBOR plus 2.0% or 1.75% upon achievement of certain financial performance criteria. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two majority shareholders (the Chairman of the Board and the CEO of the Company). The loan is further secured by certain marketable securities of the majority shareholder. The loan was repaid in June 2008.	—	15,000

Term loan note due in monthly installments of $167 plus interest at LIBOR plus 2.0% or 1.75% upon achievement of certain financial performance criteria through maturity date, August 31, 2011. The loan is secured by the business assets of the Company and personal guarantees of the Company’s two majority shareholders. The loan is further secured by certain marketable securities of the majority shareholder. The loan was repaid in June 2008.	—	18,167

Various term notes due in monthly installments of $18, including interest ranging from 4.9% to 8% through November 2012. The loans are secured by vehicles and equipment.	274	314

Convertible term note:

Convertible term note due in monthly installments of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan is guaranteed by the Company’s two majority shareholders.	3,405	5,678

Variable interest entity

Revolving line of credit promissory note due August 29, 2008. Interest at LIBOR plus 1.6%. The loan is secured by real estate and personal guarantees of the Company’s two majority shareholders.	2,200	2,200

Various term loans due in monthly installments totaling $44 plus interest at ranges from LIBOR plus 1.5% to LIBOR plus 1.6%. The loans mature at dates ranging from February 2009 through April 2011. The notes are secured by real estate and personal guarantees of the Company’s two majority shareholders.	4,233	5,062

Capital leases

Various notes due in monthly installments of $4 including interest at ranges from 2.3% to 11.6% through November 2010. The loans are secured by computers and equipment.	66	112

Total debt obligations	45,430	47,563

Less current maturities	(10,790)	(38,846)

Long-term portion of outstanding debt	$34,640	$8,717

Fiscal year principal payments due on long-term debt outstanding (including convertible term note) at August 31, 2008 are approximately as follows:

2009	$10,790
2010	5,118
2011	29,480
2012	31
2013	11
2014 and thereafter	—
$45,430

Credit Facility Loan and Security Agreement

Effective June 2, 2008, the Company entered into a $32,000 term loan note with its majority shareholder and Chairman of the Board of Directors.  The credit facility replaced the Company’s Term Loan Note in the amount of $16,648 in principal and interest and the Revolving Line of Credit Promissory Note in the amount of $15,056 in principal and interest.  The credit facility matures on May 5, 2011 and bears interest at the one year LIBOR plus 1.75% adjusted on June 1 of each year until maturity.  In addition, the loan requires a guarantee fee of 1.88% beginning June 5, 2008.  The loan is secured by substantially all assets of the Company and personally guaranteed up to 50% by the Chief Executive Officer of the Company.

On June 10, 2008, the Company’s wholly-owned subsidiary, James H. Drew Corporation, entered into a $6 million revolving line of credit with Key Bank.  Availability under the credit facility is the lesser of $6 million or the borrowing base amount, which is calculated monthly as a percentage of the Company’s eligible assets.  The revolving line of credit incurs interest at the Prime Rate minus 0.5% and matures on May 31, 2010.  The credit facility is secured by certain assets of the Company and limited personal guaranties of Fortune’s two majority shareholders.  The credit facility is subject to certain covenants including a minimum tangible net worth and current ratio requirements.  Outstanding borrowings on this line of credit amounted to $3,250 at August 31, 2008.  The Company had $2,750 availability under the line of credit at August 31, 2008.  Subsequent to August 31, 2008, the Company utilized borrowing availability under this line of credit to pay off the remaining balance due on the convertible notes with Laurus Master Fund.

Effective August 31, 2006 and as amended by the “First Amendment to the Loan and Security Agreement” (the “Agreement”) on October 18, 2007, the Company entered into a $35,000 credit facility with Fifth Third Bank. The facility includes a $20,000 term loan evidenced by a term loan note, which matures on August 31, 2011 and a $15,000 revolving loan evidenced by a revolving line of credit promissory note, which matures on August 31, 2008. Availability under the revolving loan is the lesser of $15,000 or the borrowing base amount, which is calculated monthly as a percentage of the Company's eligible assets. Interest is charged on the loans at LIBOR plus 2.0%, which may be reduced to LIBOR plus 1.75% if the Company meets certain performance criteria. The line of credit is secured by assets of the Company and the term loan is secured by personal guarantees of the Company’s two majority shareholders (the Chairman of the Board of Directors and CEO).  Outstanding borrowings on this line of credit amounted to $0 and $15,000 at August 31, 2008 and 2007, respectively.  Effective June 2, 2008, the Company liquidated the Company’s Term Loan Note and the Revolving Line of Credit Promissory Note with a $32,000 term loan note with its majority shareholder.

As of August 31, 2007, the Company was not in compliance with certain covenants within the Fifth Third Agreement.  Under terms of the Agreement, the bank may call the loan if the Company is in violation of any restrictive covenants.  The Company is in breach of (a) the Minimum Shareholders’ Equity covenant requirement of $15,000, (b) the Maximum Funded Debt/Total Capitalization Ratio and (c) Fixed Charge Coverage Ratio covenant requirements.  In the absence of waivers from the bank and in accordance with SFAS 78, the Company reclassified the related notes payable as current debt.  This reclassification totaled $16,167 as of August 31, 2007.   As previously disclosed, these amounts were paid in full during fiscal 2008.

Cancellation of Line of Credit - Related Party

As described in Note 13, on November 30, 2005, the Company issued 66,180 shares of $0.10 par value non-voting Series A Preferred Stock to the Company’s majority shareholder as consideration for cancellation of certain debt obligations owed by the Company under a line of credit promissory note dated May 25, 2005.  A total of $6,618 of debt was retired under the agreement.

On June 30, 2008, the Company exchanged 66,180 shares of non-voting Series A Preferred Stock with $0.10 par value and a dividend of $7.50 per share for 66,180 shares of non-voting pSeries B Preferred Stock with $0.10 par value and a dividend of $10.00 per share.

As described in Note 13 and Note 24, on June 30, 2008, the Company issued 13,000 shares of non-voting Series B Preferred Stock with a par value of $0.10 per share and a dividend of $10.00 per share in consideration for the termination of the Company’s Term Loan Note in the amount of $1,300 with its majority shareholder.  The unsecured Term Note was due on November 1, 2010 and paid interest at LIBOR plus 3.0%.

Convertible Term Note

On November 21, 2005 the Company issued a convertible term note (the “Note”) payable to an unrelated party, Laurus Master Fund Ltd., in the principal amount of $7,500.  The Note has a term of three years and is convertible into the Company’s common stock at an exercise price of $5.50 per share subject to certain adjustments contained in the Note.  Principal payments are payable monthly at $227 beginning March 1, 2006.  Interest is payable monthly in arrears beginning January 1, 2006 at prime plus 3.0% subject to a floor of 9.5%. This interest rate is subject to adjustments as later described and as fully set forth in the Note.  Additionally, the Company issued a warrant to Laurus (the “Laurus Warrant”) to purchase up to an aggregate of 272,727 shares of the Company's common stock.  The Company also issued a warrant (the “CB Capital Warrant”) exercisable for shares of the Company’s common stock to CB Capital Partners, Inc. (“CB Capital”), a financial advisor to purchase up to an aggregate of 13,363 shares of the Company’s common stock.  The Laurus and CB Capital warrants (collectively, “the Warrants”) have a term of five years and an exercise price of $6.60 per share. The Company used the proceeds from the offering of the Note and the Warrants for general working capital purposes.  The Note is unsecured by the Company, but guaranteed by the Company’s two majority shareholders.  The Company has registered the shares of common stock underlying the Note and Warrants.

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

If the above criteria are not met, the Company must pay that portion or all of the monthly principal payment in cash at a rate of 102% of the respective monthly amortization amounts.  The Company had the option to postpone payment of any 12 principal payments due.  As of August 31, 2008, the Company has postponed all 12 months of principal payments.  These deferred principal amounts shall be due and payable, at the Company’s option, on any subsequent payment date or on the maturity date of the Note.

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

Laurus also has the option to convert all or a portion of the Note into shares of the Company’s common stock at any time, at an initial fixed conversion price of $5.50 per share, subject to limitations and adjustment as described below. The Note is currently convertible into 619,009 shares of the Company’s common stock, excluding the conversion of any accrued interest. The conversion price is adjustable on a weighted average basis upon certain future issuances of securities by the Company at a price less than the conversion price then in effect. There are a number of limitations on Laurus’ ability to convert the Note and exercise the Laurus Warrant. These limitations include:

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

The Warrants were recorded at fair value and classified as a liability.  Any discount accretion is considered immaterial based on the Black-Scholes model.  The Company recorded $856 for debt issue costs, including $308 paid to affiliates of Laurus, $475 to CB Capital, and $73 for legal and professional fees. The debt issue costs are included in other assets in the accompanying consolidated balance sheet as of August 31, 2008.   Subsequent to August 31, 2008, the Company paid the Laurus note in full.

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

NOTE 11 - INCOME TAXES

The reconciliation for the 2008, 2007 and 2006 income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income rate is as follows:

	August 31,	August 31,	August 31,
	2008	2007	2006

Tax at U.S. Federal statutory rate	34.0%	34.0%	34.0%
State and local taxes, net of federal benefit	5.6	5.6	5.6
Change in valuation allowance	(39.6)	(39.6)	(39.6)
	0%	(0)%	0%

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows:

	Year Ended
	August 31, 2008	August 31, 2007	August 31, 2006
Current:
Federal	$(3,116)	$(1,652)	$753
State	(514)	(273)	124
	(3,630)	(1,925)	877

Deferred:
Federal	(378)	(96)	(328)
State	(109)	(15)	(54)
	(487)	(111)	(382)

Increase (decrease) in valuation allowance	4,196	2,193	(920)

Net income tax (benefit)	$79	$157	$(423)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

	August 31,	August 31,
	2008	2007

Current:
Allowances for doubtful accounts and inventory	$860	$637
Accrued liabilities and other	1,353	1,494
Noncurrent:
Amortization of covenants	56	270
Depreciation	(195)	(246)
Net operating losses and other carryforwards	7,961	3,684
	10,035	5,839

Valuation allowance	(8,500)	(4,304)
Total deferred tax assets	$1,535	$1,535

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, at August 31, 2008, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of the evidence, both positive and negative, management has determined that a $8,500 valuation allowance at August 31, 2008 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $4,196.  At August 31, 2008 the Company has federal net operating loss carryforwards of approximately $18,000 which expire between 2020 and 2028. The state tax operating loss carryforwards are approximately $16,000.  The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period.  The Company's capital loss carryforward is approximately $55, which expires during the fiscal year ending August 31, 2010 and 2012.  The Company also incurred net operating losses related to European operations that can be carried forward indefinitely.

NOTE 12 – EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock.  During the years-ended August 31, 2008 and 2007, 38,950 and 32,000 restricted share units, respectively, were issued under this plan.

NOTE 13 - SHAREHOLDERS’ EQUITY

Common Stock

The following are the details of the Company's common stock as of August 31, 2008 and August 31, 2007:

	Number of Shares
	Authorized	Issued	Outstanding	Amount

August 31, 2008
Common stock, $0.10 par value	150,000,000	11,383,373	11,383,373	$1,117

August 31, 2007
Common stock, $0.10 par value	150,000,000	11,391,823	11,391,823	$1,117

There was a total 30,270 shares that were retired or in the process of being retired during the year ended August 31, 2008.

At August 31, 2008 the Company had 28,950 shares of common stock under the terms of a restricted share unit agreement entered into as part of the Company’s Employee Stock Plan and 619,009 shares of common stock related to the Laurus convertible term note. Subsequent to August 31, 2008, the Laurus convertible note was paid off and therefore the 619,009 shares were no longer open for potential issuance.  The Company also had 286,090 outstanding warrants issued as part of the Laurus transaction.

Preferred Stock

The following are the details of the Company's non-voting preferred stock as of August 31, 2008 and August 31, 2007:

	Number of Shares
	Authorized	Issued	Outstanding	Amount

August 31, 2008
Preferred stock, Series A $0.10 par value	1,000,000	66,180	—	$—
Preferred stock, Series B $0.10 par value	1,000,000	79,180	79,180	$7,918

August 31, 2007
Preferred stock Series A, $0.10 par value	1,000,000	66,180	66,180	$6,618

On November 30, 2005, the Company issued 66,180 shares of $0.10 par value non-voting Series A Preferred Stock to the Company’s majority shareholder as consideration for cancellation of certain debt obligations owed by the Company under a line of credit promissory note dated May 25, 2005. The shares are not convertible to common stock and have various restrictions pertaining to their transferability as they are not registered under the Securities Act of 1933.  On June 30, 2008, the Company exchanged the 66,180 shares of non-voting Series A Preferred Stock with $0.10 par value and a dividend of $7.50 per share for 66,180 shares of non-voting Series B Preferred Stock with $0.10 par value and a dividend of $10.00 per share.

In addition on June 30, 2008, the Company issued 13,000 shares of non-voting Series B Preferred Stock with a par value of $0.10 per share and a dividend of $10.00 per share in consideration for the termination of the Company’s Term Loan Note in the amount of $1,300 with its majority shareholder.  The unsecured Term Loan Note was due on November 1, 2010 and paid interest at LIBOR plus 3.0%.

The shares issued are single class and pay on a monthly basis an annual cash dividend of $10.00 per share. Dividends of $546 and $496 were paid for the years ended August 31, 2008 and 2007, respectively.

Treasury Stock

The Company’s related party consolidated variable interest entity described in Note 2 held 384,500 shares of the Company’s common stock at August 31, 2007.  The shares were distributed to the members during the year ended August 31, 2008.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Significant components of accumulated other comprehensive income (loss) is as follows:

	Foreign Currency Adjustments	Unrealized (Gains) Losses on Securities	Reclassification of Realized Gains (Losses) included in Net Income	Accumulated Other Comprehensive Income

Balance at August 31, 2006	$196	$(24)	$(8)	$164

Period change	64	24	8	96

Balance at August 31, 2007	260	—	—	260

Period change	(68)	—	—	(68)

Balance at August 31, 2008	$192	$—	$—	$192

The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax assets or accumulated other comprehensive income (loss).

NOTE 15 - PER SHARE DATA

The following presents the computation of basic income (loss) per share and diluted income (loss) per share:

	Year Ended
	August 31,	August 31,	August 31,
	2008	2007	2006

Net Income (Loss) Available to Common Shareholders	$(19,581)	$(7,782)	$1,888

Basic Income (Loss) per Common Share	$(1.72)	$(0.72)	$0.18

Basic Weighted Average Shares Outstanding	11,391,130	10,841,296	10,582,203

Diluted Income (Loss) per Common Share	$(1.72)	$(0.72)	$0.16

Diluted Weighted Average Shares Outstanding	11,719,806	12,393,539	11,845,284

NOTE 16 - OPERATING LEASE COMMITMENTS

Property Lease Commitments

Segment	Location(s)	Description

Corporate and various Wireless Infrastructure & Electronics Integration subsidiaries	Indianapolis, IN (1)	Corporate offices, various subsidiary offices and warehouse facilities

Business Solutions	Richmond, IN (2), Indianapolis, IN (3), Brentwood, TN (4), Provo, UT (5), Tucson, AZ (6), Loveland, CO (7)	Offices

Wireless Infrastructure	Cleveland, OH, Kansas City, MO, Atlanta, GA, Ft. Wayne, IN (8)	Offices, warehouse facilities

Transportation Infrastructure	Indianapolis, IN, Sedalia, MO, Knoxville, TN (9)	Offices, equipment yard, warehouse storage

Ultraviolet Technologies	Crawfordsville, IN (10), United Kingdom, Singapore, Shenzhen, China and Guangdong, China (11)	Offices, warehouse and manufacturing facilities

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

(2)
The lease on this property is with the former Chief Operating Officer of the Company.  The operating lease agreement provides for monthly base rent of $4 through August 31, 2010, with nominal annual increases. The agreement also includes a one year renewal option.

(3)
The Company maintains a sublease obligation that provides for monthly base rent of $5 through December 31, 2008 and may be adjusted annually to fair market value or to increases defined in the agreement. The lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes. There is no renewal option.

(4)
The Company maintains an operating lease agreement that provides for monthly base rent of $10 through January 31, 2009. In addition to an escalating base monthly rent, the agreement requires the Company to pay any increase in operating costs, real estate taxes, or utilities over the base year.

(5)
The Company maintains an operating lease agreement that provides for monthly base rent of $26 through January 31, 2012 and is increased 5% annually.  The lessee pays most expenses related to repairs, maintenance, property taxes, and insurance.  The lessor is required to carry minimum amounts of insurance.

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

(8)
The Company maintains various operating lease agreements that provide for monthly base rents between $4 and $8 that expire between April 30, 2009 and November 30, 2013 and may be adjusted annually to fair market value or to increases defined in the agreements. The agreements include various multi-year renewal options and the lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes.

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

(10)
The leases on these properties are with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders.  The operating lease agreement provides for monthly base rent of $7 through August 31, 2009, adjusted annually to fair market value. The Agreement also includes one renewal option.

(11)
The Company maintains various operating leases in the United Kingdom, Singapore and China providing for monthly base rent of approximately $11 with various expirations through 2015, which may be adjusted annually to fair market value or to increases defined in the agreement. The agreement includes a one year renewal option and the lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes.

Rent expense under these agreements amounted to $2,643, $2,102, and $1,307 for the years ended August 31, 2008, 2007, and 2006, respectively.

Equipment

The Company leases a fleet of trucks and trailers, support vehicles and specialty construction equipment.  As of August 31, 2008, the Company had approximately 400 units of rolling-stock fleet. Lease expense under these agreements amounted to approximately $492, $974 and $1,735 for the years ended August 31, 2008, 2007 and 2006, respectively and leases expire in various years through 2012. Most operating leases provide for a one year term per vehicle with an option to purchase or continue leasing on a month-to-month basis.

Future minimum commitments under these agreements at August 31, 2008 are approximately as follows:

	Facilities	Vehicles and Equipment
2009	$2.661	$65
2010	2,493	39
2011	2,384	32
2012	2,102	12
2013	1,952	—
2014 and thereafter	5,060	—
	$16,652	$148

NOTE 17 - RELATED PARTY TRANSACTIONS

The following is a summary of related party amounts included in the consolidated balance sheets at August 31, 2008 and 2007, respectively:

	August 31,	August 31,
	2008	2007

Assets:
Note receivable from former subsidiary employee	$—	$300

Liabilities:
Term loan	(32,000)	—
Long-term line of credit	—	(1,000)
Installment notes payable	(2)	(30)
	$(32,002)	$(730)
The note receivable represents a loan with a former subsidiary employee in connection with the acquisition of the subsidiary.  The note receivable was repaid in August 2008.

The Company had $6,618 borrowed at August 31, 2005 under a long-term unsecured line of credit with the Company’s majority shareholder. Effective November 30, 2005, the Company issued 66,180 shares of $0.10 par value non-voting Series A Preferred Stock to the Company’s majority shareholder as consideration for cancellation of this debt obligation.

In addition, the Company had $1,300 borrowed at March 31, 2008 under a long-term unsecured line of credit with the Company’s majority shareholder.  Effective June 30, 2008, the Company issued 13,000 share of $0.10 par value preferred stock to the Company’s majority shareholder as consideration for cancellation of this debt obligation.

The term loan represents a loan from the Company’s majority shareholder and matures on May 5, 2011.  See Note 9 for further details.

The installment notes payable represents loans for equipment and vehicle purchases by the Company’s majority shareholder.  The loans are secured by the respective assets acquired and expire no later than September 30, 2008.  Interest expense is immaterial.  See Note 9 for further details.

The following is a summary of related party amounts included in the consolidated statements of operations for the years ending August 31, 2008, 2007 and 2006, respectively:

	August 31,	August 31,	August 31,
	2008	2007	2006

Revenues:
Electronics Integration (1)	$15	$—	$83
Total	$15	$—	$83

Expenses:
Business Solutions (2)	$412	$256	$47
Wireless Infrastructure (3) (4) (5)	204	439	292
Transportation Infrastructure (6)	300	250	180
Ultraviolet Technologies (7)	84	84	84
Electronics Integration (3)	156	200	281
Holding Company (8) (9) (10) (11)	1,564	946	192
Total	$2,720	$2,175	$1,076

(1)	The Company’s TTC subsidiary performed $15, $0, and $83 worth of services for businesses owned by the Company’s two majority shareholders.
(2)
The Company’s PSM subsidiary holds a lease for an office building in Richmond, IN from a former director of the Company. The lease is for a period of five years and expires in August 2010. The agreement provides for base rent of $4 per month with nominal annual increases.  Rent and related expense of $45, $47, and $47 were recognized for the years ended August 31, 2008, 2007 and 2006, respectively.  The Company’s ESG subsidiary is entered into a lease agreement for an office building in Provo, Utah which is leased from a limited liability company in which a former employee is a member of the limited liability company.  The lease is due to expire January 31, 2012.  Rent and related expense of $307 and $149 were recognized for the years ended August 31, 2008 and 2007, respectively.  The Company’s ESG subsidiary holds a lease for an office building in Tucson, AZ from a Company owned by a former employee.  The lease is for a period of three years and expires in January 2010.  Rent and related expenses of $60 were recognized for the years ended August 31, 2008 and 2007, respectively.

(3)
The Company maintains an operating lease agreement for the rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders.  A majority of the Company’s subsidiaries maintain offices and or warehouse space in the facility. The lease agreement includes a ten year term with one option to extend the lease term for a one year period. The agreement provides for a monthly base rent of $29 per month. The base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $348, $590, and $554 were recognized for the years ended August 31, 2008, 2007 and 2006, respectively.

(4)
The Company maintains a debt obligation to its majority shareholder for the purchase of vehicles and equipment. The loans are secured by the assets and pay interest at 6%.  Interest expense of $1, $2, and $3 was recognized for the years ended August 31, 2008, 2007 and 2006, respectively.

(5)
The Company’s Fortune Wireless subsidiary maintains an operating lease agreement for rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders. The operating lease agreement provides for monthly base rent of $4 through April 30, 2011, adjusted annually to fair market value. The building was sold and the lease was terminated in November 2007.  Rent and related expenses of $11, $46 and $16 were recognized for the years ended August 31, 2008, 2007, and 2006, respectively.

(6)
The Company’s JH Drew subsidiary maintains an operating lease agreement for rental of three buildings located in Indiana, Tennessee and Missouri with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders. The lease agreement includes a five year term with one option to extend the lease term for a one year period and provides for base rent of $25 per month. The base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $300, $250, and $180 were recognized for the years ended August 31, 2008, 2007 and 2006, respectively.

(7)
The Company’s Nor-Cote subsidiary maintains an operating lease agreement for rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders.  The agreement provides for monthly base rent of $7 and expires in August 2009. The base rent shall be adjusted annually to fair market value. The Agreement also includes one renewal option, which allows the Company to extend the lease term for an additional year.  Rent and related expenses of $84 were recognized for the years ended August 31, 2008, 2007, and 2006, respectively.

(8)
The Company maintains an operating lease agreement for the rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders.  The lease agreement includes a ten year term with one option to extend the lease term for a one year period. The agreement provides for a monthly base rent of $86 per month. The base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $976, $600, and $554 were recognized for the years ended August 31, 2008, 2007 and 2006, respectively.

(9)
Consulting services of $73 were paid to a related party company owned by the Company’s Chief Executive Officer during the fiscal year ending August 31, 2006.  These consulting services were recognized as compensation expense for disclosure purposes for the Chief Executive Officer.

(10)
Guarantee fees approved by the Company’s Board of Directors were paid during the fiscal year ending August 31, 2008 and 2007 to the Company’s Chief Executive Officer in the amount of $150 and $394.  The fees were associated with the Chief Executive Officer providing personal guarantees for a substantial portion of the Company’s debt obligations.  On August 31, the Company’s Board of Directors along with the Chief Executive Officer approved repayment of the $394 to the Company in response to the Company’s lower than expected operating results in fiscal 2007.  The fees were returned to the Company in September 2007.

(11)
As described in Note 9, the Company entered into various unsecured line of credit agreements with its majority shareholder. Interest expense booked on these agreements amounted to $438, $12, and $119 for the years ending August 31, 2008, 2007 and 2006, respectively.

Other Related Party Transactions

The Company’s majority shareholders have entered into various put/call option agreements (“option agreements”) with the Company’s common stock over the last five years.  Option agreements with these shareholders are included in the acquisitions of Nor-Cote, PSM, and CSM.  The put/ call options range in price from $1 to $10.33 per common share.  During fiscal year 2008, the majority shareholders acquired 102,843 shares of the Company’s commons stock related to option agreements with CSM for approximately $1,062.  During fiscal 2007, the majority shareholders acquired 2,489,000 shares of the Company’s common stock related to option agreements with Nor-Cote and PSM for approximately $12,050.

Guaranties

A significant portion of the Company’s debt and surety bonds are personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer.  Future changes to these guaranties may affect financing capacity of the Company.

NOTE 18 - SIGNIFICANT ESTIMATES

Significant estimates have been made by management with respect to the realizability of the Company’s deferred tax assets. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term. The net increase (decrease) in the valuation allowance for deferred income tax assets was $4,196, $2,193, and ($920) at August 31, 2008, 2007, and 2006, respectively. The valuation allowance relates primarily to net operating loss carryforwards, tax credit carryforwards, and net deductible temporary differences. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company’s earnings history and the Company’s near-term earnings expectations. At August 31, 2008, management believes it is more likely than not that the majority of net deferred income tax assets will not be realized.

Company subsidiaries in the Business Solutions Segment establish reserves for workers’ compensation and health insurance claims by estimating unpaid losses and loss expenses with respect to claims occurring on or before the balance sheet date. Such estimates include provisions for reported claims and provisions for incurred-but-not-reported claims. The estimates of unpaid losses are established and continually reviewed by the Company using a variety of statistical and analytical techniques. Reserve estimates reflect past claims experience, currently known factors and trends and estimates of future claim trends.

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

Restricted Cash

Certain states and vendors require the Company to post letters of credit to ensure payment of taxes or payments to the Company’s vendors under health insurance and workers’ compensation contracts and to guarantee performance under the Company’s contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. The Company does not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of August 31, 2008, the Company had approximately $5.4 million in restricted cash primarily to secure obligations under its PEO contracts in the Business Solutions segment.

Payment and Performance Bonds

Within the Company’s Wireless Infrastructure and Transportation Infrastructure segments, certain customers, particularly in connection with new construction, require the Company to post payment or performance bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. Under the Company’s continuing indemnity and security agreement with the surety, the Company has posted letters of credit in the amount of $3 million in favor of the surety and, with the consent of the Company’s lenders under its credit facility; the Company has granted security interests in certain of its assets to collateralize its obligations to the surety. The Company expects this letter of credit in favor of the surety to be reduced in the future. To date, the Company has not been required to make any reimbursements to the surety for bond-related costs. The Company believes that it is unlikely that it will have to fund claims under its surety arrangements in the foreseeable future.

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited consolidated operating results by quarter for the fiscal years ended August 31, 2008, 2007 and 2006:

	For the Three Month Ended
	November 30,	February 28,	May 31,	August 31,
2008:
Revenues	$43,757	$41,926	$40,200	$32,516
Gross Profit	8,910	6,527	6,948	5,536
Net income (loss) available to common shareholders	10	(2,839)	(3,080)	(13,672)
Basic earnings (loss) per share	0.00	(0.25)	(0.27)	(1.20)
Diluted earnings (loss) per share	0.00	(0.25)	(0.27)	(1.20)

2007:
Revenues	$40,684	$32,239	$42,286	$43,140
Gross Profit	8,774	4,529	8,029	9,203
Net income (loss) available to common shareholders	726	(7,755)	(1,355)	602
Basic earnings (loss) per share	0.07	(0.73)	(0.12)	0.06
Diluted earnings (loss) per share	0.06	(0.73)	(0.12)	0.06

2006:
Revenues	$36,443	$33,356	$39,468	$47,846
Gross Profit	7,238	7,534	7,570	8,562
Net income available to common shareholders	847	362	143	536
Basic earnings (loss) per share	0.08	0.03	0.01	0.06
Diluted earnings (loss) per share	0.08	0.03	0.01	0.04

NOTE 22 - SEGMENT INFORMATION

The Company’s reportable business segments are organized in a manner that reflects how management reviews and evaluates those business activities.  Certain businesses have been grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics. The segments are organized as follows:

Segment & Entity	Business Activity

Business Solutions
Professional Staff Management, Inc. and subsidiaries; CSM, Inc. and subsidiaries and related entities; Precision Employee Management, LLC; and Employer Solutions Group, Inc. and related entities	Provider of outsourced human resource services

Wireless Infrastructure
Fortune Wireless, Inc.; Magtech Services, Inc.; Cornerstone Wireless Construction Services, Inc.; James Westbrook & Associates, LLC	Installer and service provider of cell phone tower sites

Transportation Infrastructure
James H. Drew Corp. and subsidiaries	Installer of highway construction safety products

Ultraviolet Technologies
Nor-Cote International, Inc. and subsidiaries	Manufacturer of UV curable screen printing ink products

Electronics Integration
Kingston Sales Corporation and subsidiaries; Commercial Solutions, Inc.; Telecom Technology Corp.	Distributor and installer of home and commercial electronics

Variable Interest Entity
Fisbeck Fortune Development, LLC	Land , buildings and building improvements that are utilized solely by the Company

The following tables report data by segment and exclude revenues from transactions with other operating segments:

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Total
Year ended August 31, 2008
Revenue	$74,894	$15,683	$43,757	$11,965	$12,094	$158,393
Cost of revenue	61,459	11,991	39,005	6,904	11,119	130,478
Gross profit	13,435	3,692	4,752	5,061	975	27,915
Operating expenses
Selling, general and administrative	14,079	4,177	3,861	4,956	2,300	29,373
Depreciation and amortization	1,267	153	24	322	47	1,813
Impairment	2,296	—	—	5,168	1,276	8,740
Total operating expenses	17,642	4,330	3,885	10,446	3,623	39,926

Segment operating income (loss)	$(4,207)	$(638)	$867	$(5,385)	$(2,648)	$(12,011)

	Holding	Consolidated	VIE
	Company	VIE	Elimination	Totals
Year ended August 31, 2008 (Continued)
Revenue	$—	$1,725	$(1,719)	$158,399
Cost of revenue	—	—	—	130,478
Gross profit	—	1,725	(1,719)	27,921
Operating expenses
Selling, general and administrative	3,411	37	(1,719)	31,102
Depreciation and amortization	776	193	—	2,782
Impairment	—	—	—	8,740
Total operating expenses	4,187	230	(1,719)	42,624

Segment operating income (loss)	$(4,187)	$1,495	$—	$(14,703)

(1)	Gross billings of $610,453 less worksite employee payroll costs of $535,559.

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Total
Year Ended August 31, 2007
Revenue	$69,170	$23,162	$40,110	$12,421	$13,450	$158,313
Cost of revenue	54,824	18,919	35,044	7,419	11,608	127,814
Gross profit	14,346	4,243	5,066	5,002	1,842	30,499
Operating expenses
Selling, general and administrative	9,365	6,337	3,205	4,580	2,103	25,590
Depreciation and amortization	992	302	17	293	102	1,706
Impairment	—	1,815	—	—	212	2,027
Total operating expenses	10,357	8,454	3,222	4,873	2,417	29,323

Segment operating income (loss)	$3,989	$(4,211)	$1,844	$129	$(575)	$1,176

	Holding	Consolidated	VIE
	Company	VIE	Elimination	Totals
Year Ended August 31, 2007 (Continued)
Revenue	$—	$1,493	$(1,457)	$158,349
Cost of revenue	—	—	—	127,814
Gross profit	—	1,493	(1,457)	30,535
Operating expenses
Selling, general and administrative	4,712	51	(1,457)	28,896
Depreciation and amortization	782	198	—	2,686
Impairment	—	—	—	2,027
Total operating expenses	5,494	249	(1,457)	33,609

Segment operating income (loss)	$(5,494)	$1,244	$—	$(3,074)

(1)	Gross billings of $512,755 less worksite employee payroll costs of $443,585.

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
Year Ended August 31, 2006	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Total
Revenue	$44,543	$27,859	$57,931	$12,437	$14,343	$157,113
Cost of revenue	34,084	21,898	51,137	7,177	11,913	126,209
Gross profit	10,459	5,961	6,794	5,260	2,430	30,904
Operating expenses
Selling, general and administrative	6,437	5,680	3,340	4,175	2,397	22,029
Depreciation and amortization	599	405	484	418	124	2,030
Total operating expenses	7,036	6,085	3,824	4,593	2,521	24,059

Segment operating income (loss)	$3,423	$(124)	$2,970	$667	$(91)	$6,845

	Holding	Consolidated	VIE
Year Ended August 31, 2006 (continued)	Company	VIE	Elimination	Totals
Revenue	$—	$—	$—	$157,113
Cost of revenue	—	—	—	126,209
Gross profit	—	—	—	30,904
Operating expenses
Selling, general and administrative	2,956	—	—	24,985
Depreciation and amortization	239	—	—	2,269
Total operating expenses	3,195	—	—	27,254

Segment operating income (loss)	$(3,195)	$—	$—	$3,650

(1)	Gross billings of $293,367 less worksite employee payroll costs of $248,824.

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
	Solutions	Infrastructure	Infrastructure	Technologies	Integration	Total
As of August 31, 2008 (Audited)
Current Assets
Cash and equivalents	$2,055	$230	$1,029	$527	$48	$3,889
Restricted cash	5,370	—	—	—	—	5,370
Accounts receivable, net	3,093	2,760	8,147	1,859	1,442	17,301
Costs and estimated earnings in excess						—
of billings on uncompleted contracts	—	192	2,593	—	—	2,785
Inventory, net	17	39	2,312	1,646	353	4,367
Deferred tax asset	922	—	613	—	—	1,535
Prepaid expenses and						—
other current assets	1,263	233	361	302	65	2,224
Total Current Assets	12,720	3,454	15,055	4,334	1,908	37,471

Other Assets
Property, plant & equipment, net	641	306	1,418	1,916	42	4,323
Accounts receivable - long term	—	6	859	—	—	865
Goodwill	12,339	—	152	—	—	12,491
Other intangible assets, net	3,602	—	—	—	—	3,602
Other long term assets	23	—	—	13	—	36
Total Other Assets	16,605	312	2,429	1,929	42	21,317

Total Assets	$29,325	$3,766	$17,484	$6,263	$1,950	$58,788

	Holding	Consolidated
	Company	VIE	Totals
As of August 31, 2008 (Continued, Audited)
Current Assets
Cash and equivalents	$831	$20	$4,740
Restricted cash	—	—	5,370
Accounts receivable, net	(96)	—	17,205
Costs and estimated earnings in excess			—
of billings on uncompleted contracts	—	—	2,785
Inventory, net	—	—	4,367
Deferred tax asset	—	—	1,535
Prepaid expenses and			—
other current assets	114	(75)	2,263
Total Current Assets	849	(55)	38,265

Other Assets
Property, plant & equipment, net	424	6,002	10,749
Accounts receivable - long term	—	—	865
Goodwill	—	—	12,491
Other intangible assets, net	—	—	3,602
Other long term assets	103	1	140
Total Other Assets	527	6,003	27,847

Total Assets	$1,376	$5,948	$66,112

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
	Solutions	Infrastructure	Infrastructure	Technologies	Integration	Total
As of August 31, 2007 (Audited)
Current Assets
Cash and equivalents	$9,104	$(134)	$498	$519	$(77)	$9,910
Restricted cash	5,091	—	—	—	—	5,091
Accounts receivable, net	3,330	5,193	9,913	1,856	1,614	21,906
Costs and estimated earnings in excess						—
of billings on uncompleted contracts	—	560	719	—	—	1,279
Inventory, net	9	78	3,339	1,759	1,471	6,656
Deferred tax asset	922	—	613	—	—	1,535
Prepaid expenses and						—
other current assets	731	713	399	232	238	2,313
Total Current Assets	19,187	6,410	15,481	4,366	3,246	48,690

Other Assets
Property, plant & equipment, net	636	790	1,614	1,869	139	5,048
Accounts receivable - long term	—	—	770	—	—	770
Goodwill	12,338	—	152	4,695	1,276	18,461
Other intangible assets, net	6,888	—	—	562	—	7,450
Other long term assets	38	—	—	15	4	57
Total Other Assets	19,900	790	2,536	7,141	1,419	31,786

Total Assets	$39,087	$7,200	$18,017	$11,507	$4,665	$80,476

	Holding	Consolidated
	Company	VIE	Totals
As of August 31, 2007 (Continued, Audited)
Current Assets
Cash and equivalents	$(159)	$79	$9,830
Restricted cash	—	—	5,091
Accounts receivable, net	(749)	—	21,157
Costs and estimated earnings in excess		—	—
of billings on uncompleted contracts	—	—	1,279
Inventory, net	—	—	6,656
Deferred tax asset	—	—	1,535
Prepaid expenses and
other current assets	517	10	2,840
Total Current Assets	(391)	89	48,388

Other Assets
Property, plant & equipment, net	564	6,626	12,238
Accounts receivable - long term	—	—	770
Goodwill	—	—	18,461
Other intangible assets, net	—	—	7,450
Other long term assets	988	3	1,048
Total Other Assets	1,552	6,629	39,967

Total Assets	$1,161	$6,718	$88,355

NOTE 23 – GOING CONCERN

The accompanying consolidated financials statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $19,581, cash flow used in operations of $1,802, and a shareholders’ deficiency of $3,413 as of and during the year ended August 31, 2008.  These matters raise substantial doubt about its ability to continue as a going concern.  As described in Note 24, by selling the subsidiaries in four segments that overall have been underperforming and require a higher level of working capital investment, management believes they will be able to start generating positive cash flows immediately. The conversion of the outstanding debt to preferred stock by the Company’s majority shareholder will also result in a significant decrease in the debt service requirements in 2009. With the Company’s human capital and financial resources all focusing on the profitability of a segment that historically has generated operating income and strong cash flows from operations, management believes the Company will have adequate cash to fund anticipated needs through August 31, 2009.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 24 - SUBSEQUENT EVENTS

Effective November 30, 2008, the Company approved a transaction to sell all of the outstanding shares of common stock of its wholly owned subsidiaries, James H Drew Corporation, Nor-Cote International, Inc., Fortune Wireless, Inc. and Commercial Solutions, Inc. The subsidiaries were sold to related party entities owned by the Company’s majority shareholders in exchange for a $10,000,000 reduction in the outstanding balance of the term loan note due to the majority shareholder and a three year Term Loan Receivable in the amount of $3,500,000.  The Term Loan Receivable bears interest at prime plus 1% and is interest only for the first twelve months, with $50,000 and $100,000 monthly principal payments due in years two and three, respectively. The unpaid balance at maturity is due in lump sum payment.

As part of the terms of the sales transaction, the majority shareholder received 217,000 shares of Series C Preferred Stock in consideration for cancellation of the outstanding principal balance of the term note payable of $21.7 million. In addition, the Company converted 79,180 shares of Series B Preferred Stock previously issued to and held by the majority shareholder to 79,180 shares of Series C Preferred Stock. The Series C Preferred Stock is non-redeemable, non-voting cumulative preferred and bears annual dividends of $5 per share in years one and two subsequent to the transaction date, $6 per share in year three subsequent to the transaction date and $7 per share thereafter.

As part of the terms of the sales transaction, the Company issued the majority shareholder 2.2 million warrants with a ten year term and an exercise price of $ .40 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer recognizes that, because the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and also is subject to other inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2008. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on August 31, 2008 in providing reasonable assurance that information required to be disclosed in the reports the Company file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that (i) additional accounting personnel were needed at certain subsidiaries at August 31, 2008 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures. The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel. Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced.  Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Company

Directors of the Company

The following table sets forth the name and age of each Director, indicating all positions and offices with us currently held by each Director.

Name	Principle Position and Role (Age)	Director Since

John F. Fisbeck	Director, President and Chief Executive Officer (53)	2005
Carter M. Fortune	Treasurer, Chairman of the Board (67)	2002
P. Andy Rayl	Director, Chief Operating Officer (36)	2005
Nolan R. Lackey	Independent Director, Audit Committee Member (85)	2005
David A. Berry	Independent Director, Audit Committee Member (55)	2002

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

P. Andy Rayl was elected to the Company’s Board on May 17, 2005. Mr. Rayl also served as Chairman of the Company’s Audit Committee until May 8, 2008 when he was appointed as Chief Operating Officer. Mr. Rayl has served as the Chief Financial Officer and Director of Operations for Technuity, Inc. (“Technuity”) since October 2002 through May 2008. From October 2000 to October 2002, he served as Controller and Vice President of Finance of Technuity. Technuity is a virtual manufacturer of battery products and related accessories. Since its inception in 1999, Technuity, has experienced significant growth in the consumer electronics retail channel and along with winning distinction as an Ernst & Young Entrepreneur of the Year in 2002, was also named one of the ten fastest growing private companies in Indiana in both 2002 and 2004. Mr. Rayl has also served as Chief Financial Officer of Batteries.com, LLC (“Batteries.com”) since its formation in December 2004. Batteries.com is a retailer of battery products and accessories to the general public via the internet. Prior to joining Technuity, Mr. Rayl was employed as a Certified Public Accountant by Ernst & Young, LLP where he specialized in providing auditing and assurance services for fast growing private and public start-up companies. Mr. Rayl graduated with honors with a Bachelor of Science degree in accounting from Indiana University.

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

Executive Officers of the Company

The executive officers of the Company are as follows:

Name	Age	Position

John F. Fisbeck	53	President and Chief Executive Officer
Garth D. Allred	45	Chief Financial Officer
P. Andy Rayl	36	Chief Operating Officer

Each executive officer serves, in accordance with the by-laws of the Company, until the annual meeting of the Board of Directors.

John F. Fisbeck was elected President, Chief Executive Officer and Director of the Company on May 27, 2005 Mr. Fisbeck’s biographical information is set forth above.

Garth Allred became Chief Financial Officer on September 14, 2007, replacing Steve Hise who resigned as the Company’s Chief Financial Officer on September 14, 2007. Prior to his election as the Company’s Chief Financial Officer, Mr. Allred served as Chief Financial Officer and Chief Operating Officer of ESG and managed the areas of accounting, financial reporting, treasury management, payroll administration, employee benefits administration, workers’ compensation administration and IT for ESG. Mr. Allred has been employed by ESG for the past ten years.

P. Andy Rayl became Chief Operating Officer on May 8, 2008.  Mr. Rayl’s biographical information is set forth above.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain such reporting persons that no Form 5’s were required for such persons, the Company believes that, for the fiscal year ended August 31, 2008, its officers, Directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements.

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

SHAREHOLDER PROPOSALS

Any of our shareholders wishing to have a proposal considered for inclusion in our 2009 proxy solicitation materials must set forth such proposal in writing to be received at our corporate office no later than February 1, 2010. In addition, any shareholder wishing to nominate a candidate for Director or propose other business at the Annual Meeting must generally give us written notice on or before February 1, 2010, and the notice must provide certain specific information as pursuant to Rule 14a-8 of the rules promulgated under the Exchange Act must comply with the advance notice provisions and other requirements of our bylaws, which are on file with the SEC and may be obtained from our corporate office upon request. Our Board will review any shareholder proposals that are filed as required and will determine whether such proposals meet applicable criteria for inclusion in our 2009 proxy solicitation materials or consideration at the 2009 Annual Meeting. In addition, we retain discretion to vote proxies on matters of which we are not properly notified at our principal executive offices on or before the close of business on March 1, 2009, and also retain that authority under certain other circumstances. These procedures remain unchanged from those last reported in the Company’s Schedule 14A, except for the notice dates set forth above.

THE AUDIT COMMITTEE

The Company maintains an Audit Committee that is currently composed of two members, David A. Berry and Nolan R. Lackey, none of whom are officers or employees of the Company or any parent or subsidiary of the Company.  Further, no member of the Audit Committee has any other material relationship with the Company that would interfere with their exercise of independent judgment. The Board has determined that each of the members of the Audit Committee, David Berry and Nolan Lackey, are "independent" and "financially sophisticated" as such terms are defined by The American Stock Exchange.  The Company is currently searching for an Audit Committee Chairman that qualifies as an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K adopted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The Company, due to its status as a “Controlled Company’ under the regulations of The American Stock Exchange, is not required to have separate nominating or compensation committees and does not have such committees. The Company’s full Board of Directors regularly meets to analyze whether the compensation for the Company’s executive officers is aligned with the Company’s objectives for executive compensation. In the event the compensation of Mr. Fisbeck is under consideration then, because Mr. Fisbeck is also a Company Director as well as Chief Executive Officer, he is excluded from those discussions. Currently, the Company’s only executive officers are its Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer

Determination of Compensation

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

The base salary for the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer is determined based upon the responsibilities of the executive officer, the executive officer’s general contributions to the Company, and the skills, expertise and leadership qualities that the executive officer brings to the Company. As noted above, the base salaries for the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer are reviewed on a regular basis.

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

Chief Executive Officer Compensation

The Company’s Board of Directors considered a variety of factors when determining the compensation to be paid to the Company’s Chief Executive Officer, Mr. Fisbeck, during the fiscal year ended August 31, 2008. Among the factors considered by the Board of Directors was Mr. Fisbeck’s performance, the scope of his responsibilities to the Company, and his leadership value and skills. The primary element of Mr. Fisbeck’s compensation package for the fiscal year ended August 31, 2008 was his base salary. At the start of fiscal year 2008, Mr. Fisbeck was paid a base salary of $600,000.  Mr. Fisbeck also received additional amounts in association with certain personal guarantees taken on by Mr. Fisbeck, which related to Company financial obligations.

Chief Financial Officer Compensation

Garth Allred, who succeeded Steve Hise, as the Company’s Chief Financial Officer was paid $170,000 in salary during the fiscal year ended August 31, 2008. Mr. Allred also received a bonus of $65,000 related to achieving Company goals.  The Board of Directors based Mr. Allred’s compensation on his record of performance for other companies and for the skills and expertise that he offered the Company. The Board of Directors also considered salaries paid to comparable executives by peer companies.

Chief Operating Officer Compensation

P. Andy Rayl became the Company’s Chief Operating Officer on May 5, 2008.  As such, he was paid $58,731 in salary during the fiscal year ended August 31, 2008. Mr. Rayl and the Company entered into an employment agreement that will pay him an annual salary of $180,000.  Subsequent to August 31, 2008, Mr. Rayl also received 200,000 shares of restricted Company common stock as part of his employment agreement dated September 19, 2008.  The Board of Directors based Mr. Rayl’s compensation on his record of performance for other companies and for the skills and expertise that he offered the Company. The Board of Directors also considered salaries paid to comparable executives by peer companies.

Compensation for Named Executives

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company’s past three fiscal years ended August 31, 2008 by our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.  The Company had no other executive officers during fiscal year 2008.

EXECUTIVE COMPENSATION TABLE

	Fiscal Year
	Ended	Annual Salary	Annual Bonus	Stock		Other
Name and Principal Position	August 31,	Compensation	Compensation	Awards		Compensation		Total
John F. Fisbeck, CEO	2008	$600,000	$—	—		$150,400	(2)	$750,400
	2007	$495,000	$20,000	—		$20,000	(4)(5)	$535,000
	2006	$360,000		—		$73,000	(3)	$433,000
P. Andy Rayl, COO (1)	2008	$58,731	$—	—		$—		$58,731
	2007	$—	$—	—		$—		$—
	2006	$—	$—	—		$—		$—
Harlan M. Schafir, COO (6)	2008	$—	$—	—		$—		$—
	2007	$36,923	$—	—		$—		$36,923
	2006	$240,000	$—	—		$—		$240,000
Garth D. Allred, CFO (7)	2008	$170,000	$65,000	—		$—		$235,000
	2007	$—	$—	—		$—		$—
	2006	$—	$—	—		$—		$—
Steve Hise, CFO (8)	2008	$—	$—	—		$—		$—
	2007	$21,875	$—	10,000	(9)			$21,875
	2006	$—	$—	—		$—		$—
Amy E. Gallo, CFO (10)	2008	$—	$—	—		$—		$—
	2007	$83,333	$5,000	—		$—		$88,333
	2006	$100,000	$—	—		$—		$100,000

(1)	P. Andy Rayl began his term as the Company’s COO on May 8, 2008.

(2)	Mr. Fisbeck received guarantee fees in connection with his personal guarantees for Company debt benefiting the Company.

(3)	Consulting fees were paid to a company owned by the Company’s CEO. These consulting fees have been recognized as compensation expense for disclosure purposes for the CEO.

(4)	Mr. Fisbeck received, during the fiscal year ended August 31, 2007, other Compensation in an amount less than $10,000.

(5)
As described in the Compensation Disclosure and Analysis set forth above, Mr. Fisbeck also received a total of approximately $394,000 in guarantee fees from the Company in relation to commercial loans benefiting the Company. This amount is not reflected in the Executive Compensation Table because the full amount has been repaid to the Company by Mr. Fisbeck.

(6)	Harlan Schafir’s term as the Company’s COO ended on September 30, 2006, when his employment contract with the Company was not renewed.

(7)	Garth Allred began his term as the Company’s CFO on September 14, 2007.

(8)	Steve Hise was employed as the Company’s CFO during the period July 16, 2007 to September 14, 2007.

(9)
 Mr. Hise received 10,000 shares of Company Common Stock upon the beginning his term as Company CFO. Upon his resignation from the Company Mr. Hise agreed to return all of the 10,000 shares of Company Common Stock to the Company and those shares are in the process of being retired.

(10)	Prior to August 31, 2005, Amy Gallo’s salary did not exceed $100,000 and thus was not included in this table. Amy Gallo’s employment as the Company’s CFO terminated on June 29, 2007.

Grant of Plan Based Awards

No plan-based awards were made to the named executive officers during the fiscal year ended August 31, 2008.

Outstanding Equity Awards

There was no outstanding equity awards for the named executive officers as of the end of the fiscal year ended August 31, 2008.

Option Exercises and Vested Stock

There were no option/SAR exercises during the fiscal year ended August 31, 2008 by any of the named executive officers and there are currently no outstanding unexercised options or SARs held by any of the named executive officers.

Pension Benefits

None of the named executive officers held any pension benefits as of the end of the fiscal year ended August 31, 2008.

Non-Qualified Deferred Compensation Plans

None of the named executive officers was the beneficiary of any non-qualified deferred compensation plan during the fiscal year ended August 31, 2008.

Compensation of Directors

The following table sets forth the compensation paid to all Directors of the Company during the fiscal year ended August 31, 2008. The table does not include compensation paid to John Fisbeck in his role as CEO.  This compensation is set forth above in the Executive Compensation Table:

DIRECTOR COMPENSATION TABLE

	Fees Earned or	All Other
Name	paid in Cash	Compensation	Total

Carter M. Fortune	$—	$—	$—
P. Andy Rayl (1)	$12,000	$—	$12,000
Nolan Lackey	$—		$—
David A. Berry	$12,000		$12,000
John F. Fisbeck	$—	$—	$—

(1)	P. Andy Rayl received Director Fees until August 31, 2008. Subsequent to August 31, 2008, he ceased taking Director Fees due to his employment as the Company’s Chief Operating Officer.

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

Compensation Committee Interlocks and Insider Participation

There were no compensation committee interlocks or insider participation during the fiscal year ended August 31, 2008.

Compensation Committee Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis set forth above and based upon this review and discussions the Board of Directors has recommended inclusion of that Compensation Discussion and Analysis in this Annual Report on Form 10-K.

John F. Fisbeck
Carter M. Fortune
P. Andy Rayl
David A. Berry
Nolan R. Lackey

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Shares Authorized for Issuance under Equity Compensation Plans

The following information presents a summary of the Company’s equity compensation plans as of August 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity Compensation Plan Approved by Shareholders (1)	38,950	$0.00	961,050
Total	38,950	$0.00	961,050

(1)	Includes the 2006 Equity Incentive Plan
(2)	Includes shares to be issued upon the vesting of Restricted Stock Units (“RSUs”), for which no exercise price will be paid

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of December 12, 2008 with respect to the only persons or groups known to the Company who may be deemed to beneficially own more than five percent of the Company’s voting securities (i.e. Common Stock).

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Common Stock	Fortune Industries, Inc. Control Group (in the aggregate) 6402 Corporate Drive Indianapolis, IN 46278	8,757,626 (2)	72.8

Common Stock	John F. Fisbeck 6402 Corporate Drive Indianapolis, IN 46278	4,519,774 (3)	37.6

Common Stock	Carter M. Fortune 6402 Corporate Drive Indianapolis, IN 46278	6,919,925 (3)	57.5

(1)
As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after December 12, 2008. "Beneficial ownership" also includes that ownership of shares that may be imputed to any control group of the Company.

(2)
A control group comprised of Messrs. John F. Fisbeck and Carter M. Fortune may be deemed to beneficially own, as defined in Footnote No.1 of this table, 8,757,626 (72.8%) shares of Common Stock, as of December 12, 2008. Individually, each person within the control group has sole dispositive and voting power over the following shares of Common Stock: John F. Fisbeck, 1,837,701 (15.3%) and Carter M. Fortune, 4,237,852 (35.2%). Additionally, Messrs. Fortune and Fisbeck share dispositive power over 2,682,073 (22.3%) shares of the Company’s Common Stock held by 14 West, LLC.

(3)
As interest holders in 14 West, LLC, Carter M. Fortune and John F. Fisbeck also have shared voting and dispositive power over 2,682,073 (22.3%) shares of the Company is Common Stock held by that entity, therefore 2,682,073 shares are included within the beneficial holdings of both Mr. Fisbeck and Mr. Fortune in the above table.

Security Ownership of Management

The following table sets forth information as of December 12, 2008 with respect to (i) each current Director, (ii) all individuals currently serving as the Company’s executive officers (as defined in Item 402(a)(3) of Regulation S-K) as of the above date, and (iii) all current Directors and all such executive officers as a group. Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities. An asterisk (*) indicates beneficial ownership of less than one percent.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Common Stock	John F. Fisbeck 6402 Corporate Drive Indianapolis, IN 46278	4,519,774 (2)	37.6

Common Stock	Carter M. Fortune 6402 Corporate Drive Indianapolis, IN 46278	6,919,925 (2)	57.5

Common Stock	David A. Berry 6402 Corporate Drive Indianapolis, IN 46278	10,000	*

Common Stock	Garth Allred 6402 Corporate Drive Indianapolis, IN 46278	86,826	*

Common Stock	Nolan R. Lackey 6402 Corporate Drive Indianapolis, IN 46278	12,200	*

Common Stock	P. Andy Rayl 6402 Corporate Drive Indianapolis, IN 46278	200,900	1.7

Common Stock	All current executive officers and Directors as a group	9,067,012 (3)	75.4

(1)
As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after December 12, 2008.

(2)
As interest holders in 14 West, LLC, Carter M. Fortune and John F. Fisbeck also have shared voting and dispositive power over 2,682,073 (22.3%) shares of the Company’s Common Stock held by that entity, therefore 2,682,073 shares are included within the beneficial holdings of both Mr. Fisbeck and Mr. Fortune in the above table.

(3)
As a result of the conclusion that John F. Fisbeck and Carter M. Fortune share beneficial ownership over 2,682,073 (22.3%) shares of the Company’s Common Stock held by 14 West, LLC, that ownership is only reflected once in the group ownership total.

CHANGES IN CONTROL

The Company knows of no arrangements the operation of which may at a subsequent date result in a change of control.

Item 13. Certain Relationships and Related Transactions

The Company holds various operating leases for the rental of properties with its consolidated variable interest entity, Fisbeck Fortune Development, LLC. These leases are for five-year terms with options to extend terms.  The Company pays certain expenses including taxes, assessments, maintenance and repairs under terms of the leases.  Rent expense of $1,708,000 was recognized in fiscal year 2008 under these agreements.

The Company’s PSM subsidiary holds one lease for the rental of a property in Richmond, IN from Harlan M. Schafir, the Company’s former COO and Director. The lease is for five-year terms with options to extend terms.  The leases provide for base rent of $4,000 per month with nominal annual increases. Rent and related expense of $45,000 was recognized in fiscal year 2008 under these agreements.

The Company maintains a debt obligation to its majority shareholder for the purchase of vehicles and equipment. The loans are secured by the assets and pay interest at 6%. Interest expense of $1 was recognized in fiscal year 2008 under this agreement.

Effective December 13, 2007, the Company executed an $8,000,000 Line of Credit Promissory Note in favor of Carter M. Fortune.  Upon the execution of this note, the $1,000,000 Line of Credit Promissory Note was cancelled and the $1,000,000 outstanding balance was rolled-over to this new note.  Interest is payable at a rate of one-month LIBOR plus 3%.  The loan is unsecured.  On June 30, 2008, the Company issued 13,000 shares of non-voting preferred stock with a par value of $0.10 per share and a dividend of $10.00 per share in consideration for the termination of the Company’s Term Loan Note in the amount of $1,300 with its majority shareholder.  The unsecured Term Loan Note was due on November 1, 2010 and paid interest at LIBOR plus 3.0%.

Item 14. Principal Accountant Fees and Services.

Our financial statements for the fiscal year ended August 31, 2008 were certified by Somerset CPA’s, P.C. (“Somerset”).  The following table sets forth the aggregate fees billed to the Company by Somerset:

	Fiscal 2008	Fiscal 2007

Audit Fees	$550,000	$525,000
Audit Related Fees	100,000	150,000
Tax Fees	225,000	175,000
All Other Fees		—
	$875,000	$850,000

Audit Fees: The aggregate fees billed in each of the fiscal years ended August 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years. The Audit fees also include 10 stand alone subsidiary audits required by certain regulatory bodies on an annual basis.

Audit Related Fees: The aggregate fees billed in each of the fiscal years ended August 31, 2008 and 2007 for professional services rendered by the principal accountant for audit related fees including, primarily, consultations on various accounting and reporting matters.

Tax Fees: The aggregate fees billed in each of the fiscal years ended August 31, 2008 and 2007 for professional services rendered by the principal accountant for tax compliance Federal and State advice.

All Other Fees: For the fiscal years ended August 31, 2008 and 2007, the Company was not billed any additional fees for services by Somerset other than the services covered under the captions "Audit Fees", "Audit Related Fees" and "Tax Fees" above.

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

POLICIES RELATED TO PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has pre-approval policies and procedures, pursuant to which the Audit Committee approves the audit and permissible non-audit services provided by Somerset. The Audit Committee’s pre-approval policy is as follows: consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee, some such services require specific approvals, whereas other services are granted general pre-approval. All requests or applications for services to be provided by the independent registered public accounting firm that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer and must include a detailed description of the services to be rendered. The Chief Financial Officer will determine whether such services are included within the list of services that have received the general pre-approval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor. Requests or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the Securities and Exchange Commission‘s (“SEC’s”) rules on auditor independence. The Chief Financial Officer will immediately report any breach of this policy that comes to the attention of the Chief Financial Officer or any member of management to the chairman of the Audit Committee. Pursuant to these procedures, the Audit Committee approved the foregoing audit and permissible non-audit services provided by Somerset in fiscal 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following financial statements, schedules and exhibits are filed as part of this Report:

(1)	Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 31 of this Report.

(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3)	List of Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Share Exchange entered into April 13, 2007 (1)

3.1	Second Amended and Restated Articles of Incorporation (2)

3.2	Second Amended and Restated Code of Bylaws (3)

10.1	Term Loan Note (4)

21.1	List of subsidiaries (2)

31.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by John F. Fisbeck. (2)

31.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Garth Allred. (2)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John F. Fisbeck. (2)

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Garth Allred. (2)

Notes to Exhibits:

1.	This exhibit is incorporated by reference from the Company’s Current Report on Form 8-K, dated April 19, 2007.

2.	Attached hereto.

3.	This exhibit is incorporated by reference from the Company’s Current Report on Form 8-K, dated December 27, 2006.

4.	This exhibit is incorporated by reference from the Company’s Current Report on Form 8-K, dated June 5, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE INDUSTRIES, INC.

Date: December 15, 2008	By:	/s/ John F. Fisbeck
John F. Fisbeck,
Chief Executive Officer

Date: December 15, 2008	By:	/s/ Garth Allred
Garth Allred
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 15, 2008		/s/ John F. Fisbeck
John F. Fisbeck, Chief Executive Officer
and Director

Date: December 15, 2008		/s/ Carter M. Fortune
Carter M. Fortune, Chairman of the Board

Date: December 15, 2008		/s/ P. Andy Rayl
P. Andy Rayl, Director, Chief Operating Officer

Date: December 15, 2008		/s/ David A. Berry
David A. Berry, Director

Date: December 15, 2008		/s/ Nolan R. Lackey
Nolan R. Lackey, Director