Form 10-Q
period 2008-11-30
FORTUNE INDUSTRIES, INC.
filed 2009-01-14
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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
Yes ☐ No ☒

As of January 14, 2009, 11,682,173 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.
FORM 10-Q
For The Quarterly Period Ended November 30, 2008

INDEX

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	November 30,	August 31,
	2008	2008
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$2,533	$4,740
Restricted cash (Note 1)	5,578	5,370
Accounts receivable, net (Note 5)	2,610	17,205
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 6)	-	2,785
Inventory, net (Note 7)	13	4,367
Deferred tax asset	1,489	1,535
Prepaid expenses and other current assets	1,069	2,263
Assets of discontinued operations, net (Note 12)	708	-
Total Current Assets	14,000	38,265

OTHER ASSETS
Property, plant & equipment, net (Note 8)	1,033	10,749
Long-term accounts receivable (Note 5)	-	865
Goodwill (Note 9)	12,339	12,491
Other intangible assets, net (Note 9)	3,500	3,602
Term note receivable related party (Note 2)	3,240	-
Other long-term assets	43	140
Total Other Assets	20,155	27,847

TOTAL ASSETS	$34,155	$66,112

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	November 30,	August 31,
	2008	2008
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt-majority shareholder (Note 10)	$-	$1,280
Short- term debt and current maturities of long-term debt (Note 10)	38	153
Current maturities of convertible term note (Note 10)	-	3,405
Variable interest entity line of credit (Note 10)	-	2,200
Variable interest entity current maturities of long-term debt (Note 10)	-	3,752
Accounts payable	1,485	5,550
Health and workers' compensation reserves	5,447	5,435
Accrued expenses	7,892	11,752
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 6)	-	632
Other current liabilities	42	412
Liabilities of discontinued operations	125	-
Total Current Liabilities	15,029	34,571

LONG-TERM LIABILITIES
Line of credit (Note 10)	-	3,250
Long-term debt, less current maturities (Note 10)	27	189
Variable interest entity long-term debt, less current maturities (Note 10)	-	481
Line of credit term note - majority shareholder (Note 10)	-	30,720
Other long-term liabilities	831	831
Total Long-Term Liabilities	858	35,471

Total Liabilities	15,887	70,042

MINORITY INTEREST IN VARIABLE INTEREST ENTITY (NOTE 3)	-	(517)

SHAREHOLDERS' EQUITY (DEFICIT) (NOTE 14)
Common stock, $0.10 par value; 150,000,000 authorized; 11,632,173 and 11,383,373 issued and outstanding at November 30, 2008 and August 31, 2008, respectively	1,182	1,117
Preferred stock, $0.10 par value; 1,000,000 authorized; 296,180 and 79,180 issued and outstanding at November 30, 2008 and August 31, 2008, respectively	29,618	7,918
Additional paid-in capital and warrants outstanding	19,243	19,241
Accumulated deficit	(31,775)	(31,881)
Accumulated other comprehensive income (Note 15)	-	192
Total Shareholders' Equity (Deficit)	18,268	(3,413)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$34,155	$66,112

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
	Three Month Period Ended
	November 30,	November 30,
	2008	2007
REVENUES
Service revenues	$18,236	$22,455
Product revenues	17,929	21,302
TOTAL REVENUES	36,165	43,757

COST OF REVENUES
Service cost of revenues	14,109	17,315
Product cost of revenues	14,944	17,532
TOTAL COST OF REVENUES	29,053	34,847

GROSS PROFIT	7,112	8,910

OPERATING EXPENSES
Selling, general and administrative expenses	6,369	6,965
Depreciation and amortization	376	691
Total Operating Expenses	6,745	7,656

OPERATING INCOME	367	1,254

OTHER INCOME (EXPENSE)
Interest income	30	79
Interest expense	(144)	(923)
Gain (Loss) on disposal of assets	3	(46)
Exchange rate gain	1	19
Other income	73	5
Total Other Income (Expense)	(37)	(866)

INCOME BEFORE MINORITY INTEREST IN
VARIABLE INTEREST ENTITY	330	388

Minority Interest in Variable Interest Entity (Note 3)	-	195

INCOME BEFORE PROVISION FOR INCOME TAXES	330	193

Provision for income taxes	28	59

NET INCOME FROM CONTINUING OPERATIONS	302	134

DISCONTINUED OPERATIONS
Loss from discontinued operations (Note 12)	(60)	-

NET INCOME	242	134

Preferred stock dividends	198	124

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$44	$10

BASIC INCOME PER COMMON SHARE	$0.00	$0.00

Basic weighted average shares outstanding	11,388,222	11,391,823

DILUTED INCOME PER COMMON SHARE	$0.00	$0.00

Diluted weighted average shares outstanding	11,766,980	12,768,981

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

			Additional		Accumulated
			Paid-in Capital		Other	Total
	Common	Preferred	and Warrants	Accumulated	Comprehensive	Shareholders'	Comprehensive
	Stock	Stock	Outstanding	Deficit	Income	Equity (Deficit)	Loss

BALANCE AT AUGUST 31, 2008	$1,117	$7,918	$19,241	$(31,881)	$192	$(3,413)
Issuance of 658,800 shares of common stock for compensation	66	-	114	-	-	180	-
Retirement of 10,000 shares of common stock	(1)	-	(61)	62	-	-	-
Net income	-	-	-	242	-	242	242
Retirement of 79,180 shares of series B preferred stock	-	(7,918)	-	-	-	(7,918)	-
Issuance of 296,180 shares of series C preferred stock		29,618				29,618	-
Disposition of productive business assets	-	-	(51)	-	(192)	(243)	(192)
Preferred stock dividends	-	-	-	(198)	-	(198)	-

Total comprehensive loss	-	-	-	-	-	-	$50

BALANCE AT NOVEMBER 30, 2008	$1,182	$29,618	$19,243	$(31,775)	$-	$18,268

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	November 30,	November 30,
	2008	2007 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$242	$134
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	376	897
Provision for gains on accounts receivable	(4)	(216)
Loss (Gain) on disposal of assets	(3)	46
Stock based compensation	180	-
Minority interest in variable interest entity income	-	195
Deferred income taxes	-	-
Changes in certain operating assets and liabilities:
Restricted cash	(208)	(114)
Accounts receivable	560	1,018
Costs and estimated earnings in excess of billings on uncompleted contracts	-	(2,053)
Inventory, net	245	640
Prepaid assets and other current assets	326	693
Assets of discontinued operations	134	-
Other long-term assets	81	(48)
Accounts payable	1,019	(3,467)
Health and workers' compensation reserves	197	(217)
Accrued expenses and other current liabilities	(1,385)	36
Billings in excess of costs and estimated earnings on uncompleted contracts	-	579
Liabilities of discontinued operations	64	-
Net Cash Provided by (Used in) Operating Activities	1,824	(1,877)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(107)	(465)
Variable interest entity proceeds from sale of assets	-	430
Net Cash Used in Investing Activities	(107)	(35)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments under line of credit	-	(305)
Payments on long-term debt majority shareholder	(300)	-
Payments on short and long-term debt	(21)	(643)
Variable interest entity payments on long-term debt	-	(458)
Debt issuance costs	-	(113)
Payments on convertible debentures	(3,405)	(227)
Dividends on preferred stock	(198)	(124)
Proceeds from variable interest entity member contributions	-	70
Distributions to variable interest entity members	-	(265)
Net Cash Used in Financing Activities	(3,924)	(2,065)

Effect of exchange rate changes on cash	-	40

NET DECREASE IN CASH AND EQUIVALENTS	(2,207)	(3,937)

CASH AND EQUIVALENTS
Beginning of Period	4,740	9,830

End of Period	$2,533	$5,893

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	November 30,	November 30,
	2008	2007 (Restated)
SUPPLEMENTAL DISCLOSURES
Interest paid	$263	$917

Income taxes paid	$11	$27

Non-cash investing and financing activities:
Retirement of series B preferred stock in exchange for series C	$(7,918)	$-
Issuance of series C preferred stock as exchange for series B	7,918	-
Issuance of series C preferred stock for debt extinguishment	21,700	-
Term note receivable for disposition of assets	(3,240)	-
Reduction in term loan in exchange for disposition of assets	(10,000)	-
	$8,460	$-

Consolidation of Variable Interest Entity (Note 3)
Cash	$-	$20
Prepaid Expenses	-	-
Property, plant and equipment	-	6,144
Other long-term assets	-	2
Total Assets	$-	$6,166

Line of credit	$-	$2,200
Current maturities of long-term debt	-	365
Accrued expenses	-	49
Long-term debt	-	4,239
Minority interest	-	351
Less: Treasury Stock	-	(1,038)
Total Liabilities and Minority Interest	$-	$6,166

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2008 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”).  The accompanying unaudited consolidated financial statements have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The operating results for the three-month period ended November 30, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Nature of Business: Fortune Industries, Inc. is an Indiana corporation, originally incorporated in Delaware in 1988. The Company provides a variety of services and products for selected market segments, which are classified under five operating segments, Business Solutions, Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integration. As a holding company of various products and services, the Company has historically invested in businesses that are undervalued, underperforming, or in operations that are poised for significant growth. Management’s strategic focus is to support the revenue and earnings growth of its operations by creating synergies that can be leveraged to enhance the performance of the Company’s entities and by investing capital to fund expansion. Effective November 30, 2008 the Company sold its subsidiaries in its Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies, and Electronics Integration business segments to a related party.  Refer to Note 2 for further details.  As of this date, management will focus all its financial and human capital resources on its subsidiaries in the Business Solutions segment. The effect of this sale will impact the comparability of the Company’s financial information in future filings.

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of Fortune Industries, Inc. and its wholly-owned subsidiaries, and a variable interest entity (“VIE”) as described in Note 3. Nor-Cote International, Inc. (“Nor-Cote”), a wholly-owned subsidiary, contains foreign subsidiaries from the United Kingdom, China, and Singapore, which have been eliminated in consolidation at the Nor-Cote subsidiary level. As of November 30, 2008, the Company did not consolidate the VIE.  Refer to Note 3 for further details.  All significant inter-company accounts and transactions of the Company have been eliminated.

Foreign Currency Translation:  Assets and liabilities of the foreign subsidiaries of Nor-Cote are translated into U.S. dollars at the exchange rate in effect at the end of the period. Revenue and expense accounts are translated at a weighted-average of exchange rates in effect during the year. Translation adjustments that arise from translating the subsidiaries’ financial statements from local currency to U.S. dollars are accumulated and presented, net of tax, as a separate component of shareholders’ equity (deficit).

Comprehensive Income (Loss):  Comprehensive income (loss) refers to the change in an entity’s equity during a period resulting from all transactions and events other than capital contributed by and distributions to the entity’s owners. For the Company, comprehensive income (loss) is equal to net income plus the change in unrealized gains or losses on investments and the change in foreign currency translation adjustments. The Company reports comprehensive income (loss) in the consolidated statement of shareholders’ equity (deficit).

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

The PEOs report revenue in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The PEOs report revenue on a gross basis for the total amount billed to clients for service fees, which includes health and welfare benefit plan fees, workers’ compensation insurance, unemployment insurance fees, and employment-related taxes. The PEOs report revenue on a gross basis for such fees because the PEOs are the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19.  The PEOs report revenue on a net basis for the amount billed to clients for worksite employee salaries and wages. This accounting policy of reporting revenue net as an agent versus gross as a principal has no effect on gross profit, operating income, or net income.

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

Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued as collateral under its health and accident benefit program, its workers compensation program, and certain general insurance coverage related to the Company’s Business Solutions segment. At November 30, 2008, the Company had $5,578 in total restricted cash.  Of this, $1,891 is restricted for employer contributions to various health and accident benefit programs established under third party actuarial analysis, $3,227 is restricted for various workers compensation programs in accordance with terms of insurance carrier agreements, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.

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

As described in Note 9, the Company recognized impairment charges amounting to $8,740 during fiscal 2008 as a result of triggering events primarily within its Business Solutions, Ultraviolet Technologies and Electronics Integration segments.  Triggering events include a) blatant violation of non-compete agreements with certain terminated employees within the Business Solutions segment coupled with the Company’s inability or willingness to enforce such agreements, b) a substantial change in the customer mix and number of worksite employees within the Business Solutions segment, c) losses incurred within certain operating units, d) significant downsizing of personnel and operations, and e) restructuring of management.

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

Research and Development Costs: Research and development costs are expensed as incurred and totaled $131 and $115 for the three month periods ended November 30, 2008 and 2007, respectively.  Research and development expense is recorded in the Company’s Ultraviolet Technologies segment.

Advertising Costs:  Adverting costs including marketing, advertising, publicity, promotion and other distribution costs are expensed as incurred and totaled $94 and $151 for the three months ended November 30, 2008 and 2007, respectively.

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

Debt and equity issuances may have features, which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the case of preferred stock instruments.  No issuances have beneficial conversion terms during of the three months ended November 30, 2008 and 2007.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. The Statement is effective beginning in fiscal 2009. The adoption of SFAS 157 did not have a material effect on our financial statements.

In November 2006, the FASB ratified the consensuses of Emerging Issues Task Force (EITF) Issue No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (EITF 06-6). This consensus supersedes EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues and applies to modifications or exchanges of debt instruments that occur during interim or annual reporting periods for our fiscal year beginning September 1, 2008. We are currently evaluating the impact of EITF 06-6 on our consolidated financial statements.  The adoption of EITF 06-6 did not have a material effect on our financial statements.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, our fiscal 2009. The adoption of SFAS 159 did not have a material effect on our financial statements.

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

NOTE 2 – DISPOSITION OF ASSETS AND PRO FORMA RESULTS

On December 11, 2008, the Company completed a transaction with an effective date as of November 30, 2008 to sell all of the outstanding shares of common stock of the following wholly-owned subsidiaries: James H Drew Corporation; Nor-Cote International, Inc.; Fortune Wireless, Inc.; and Commercial Solutions, Inc. The subsidiaries were sold to related party entities owned by the Company’s two majority shareholders, the Chairman and the CEO. The shares were sold in exchange for a $10,000 reduction in the outstanding balance of the Term Loan Note due to the Chairman, and a three year Promissory Note receivable in the amount of $3,240 with a maturity date of November 30, 2011. The Promissory Note bears interest at the prime rate plus 1% and is interest-only for the first twelve months, with $50,000 and $100,000 monthly principal payments due beginning December 30, 2009 and December 30, 2010, respectively. The unpaid balance at maturity is due in a lump sum payment.

As part of the terms of the sales transaction, the Chairman received 217,000 shares of Series C Preferred Stock as consideration for cancellation of the Term Note Balance of $21,700. In addition, the Company converted 79,180 shares of Series B Preferred Stock previously issued to and held by the Chairman to 79,180 shares of Series C Preferred Stock. The Series C Preferred Stock with a par value of $0.10 per share is non-redeemable, non-voting cumulative preferred and bears annual dividends of $5 per share in years one and two subsequent to the transaction date, $6 per share in year three subsequent to the transaction date and $7 per share thereafter. The dividends will be paid on a pro-rata basis monthly. Additionally, as part of the terms of the sales transaction, the Company issued the Chairman 2,200,000 warrants with a ten-year term and an exercise price of $ .40 per share.

At the request of the independent Directors, the Company received a fairness opinion from an independent financial advisor concluding that the consideration received by the Company in connection with the transaction is fair to the Company’s shareholders as a group from a financial point of view.

The transaction was approved by the Company’s Board of Directors on December 10, 2008.

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of the sold subsidiaries at the disposition date:

Assets
Cash and equivalents	$556
Accounts receivable, net	12,927
Costs and estimated earnings in excess of billings on uncompleted contracts	3,292
Inventory, net	4,073
Deferred tax asset	46
Prepaid expenses and other current assets	790
Property, plant & equipment, net	3,527
Goodwill	152
Other long term assets	13
Total Assets	25,376

Liabilities
Accounts payable	4,248
Accrued expenses	1,510
Billings in excess of costs and estimated earnings on uncompleted contracts	402
Line of credit	5,500
Other liabilities	476
Total Liabilities	12,136

Net Assets	$13,240

Cash considertation - related party term note offset	$10,000
Term note receivable - three year	3,240

Total consideration	$13,240

Pro Forma Financial Statements

The accompanying unaudited pro forma consolidated statements of operations for the three months ended November 30, 2008 is presented as if the sale had been completed as of the beginning of the periods presented.  The unaudited pro forma consolidated statements of operations is presented for illustrative purposes only and is not necessarily indicative of the results of operations for the three months ended November 30, 2008, that would have actually been reported had the sales transaction occurred at the dates indicated, nor is it indicative of future financial position or results of operations. The unaudited pro forma condensed consolidated statements of operations are based upon the respective historical financial statements of the Company and the Subsidiaries.  The pro forma data give effect to actual operating results as if the previous acquisitions occurred as of the beginning of the period presented.  The pro forma data give effect to actual operating results prior to the dispositions and adjustments for the following:

•
To eliminate the impact of consolidating Fisbeck Fortune Development, LLC (“FFD”) which prior to completion of the sales transaction was considered a variable interest entity in conjunction with FIN 46R. With the sale of the Subsidiaries and the cancellation of the lease agreement between Fortune Industries, Inc. and FFD the primary beneficiary relationship between the entities ceased to exist.

•	To eliminate the results of operations of the Subsidiaries sold.
•	To adjust the dividends to the terms of the Series C Preferred shares that were issued in conjunction with the sales transaction.

	For the Three Months Ended
	November 30,	November 30,	November 30,
	2008	2007	2006

Revenues	$16,741	$20,369	$18,925
Cost of Revenues	13,340	16,255	15,046

Gross Profit	3,401	4,114	3,879

Operating Expenses
Selling, general and administrative expenses	3,148	3,473	3,237
Depreciation and amortization	169	353	142

Total Operating Expenses	3,317	3,826	3,379

Operating Income	84	288	500

Other Income (Expense)	31	78	(28)

Income Before Provision for Income Taxes	115	366	472

Provision for income taxes	24	55	28

Net Income	91	311	444

Preferred stock dividends	370	370	370

Net Income (Loss) available to common shareholder	$(279)	$(59)	$74

Basic income (loss) per common share	$(0.02)	$(0.01)	$0.01

Diluted income (loss) per common share	$(0.02)	$(0.01)	$0.01

NOTE 3 – VARIABLE INTEREST ENTITY

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

Effective November 30, 2008, the Company terminated its building lease for its corporate facilities with Fisbeck-Fortune Development, LLC.  No early termination penalties were incurred by the Company.  In addition, the Company sold its James H. Drew and Nor-cote subsidiaries which were leasing the remainder of the facilities from Fisbeck-Fortune Development, LLC.  Refer to Note 2 for further details.  The termination of the lease and the sale of the subsidiaries provided for a triggering event under FIN 46.  As a result, effective November 30, 2008, the Company is no longer considered the primary beneficiary of the variable interest entity and is not required to consolidate Fisbeck-Fortune Development as of this date.

The real estate owned by the VIE consists of land, buildings and building improvements, which were subject to mortgages under which the lender has no recourse to the Company.  The non-cash consolidation of the assets and liabilities of the variable interest entity at August 31, 2008 consisted of the following:

August 31,
2008
(Audited)

Assets
Cash	$20
Prepaid expenses	11
Property, plant and equipment	6,002
Other assets	1
Total Assets	$6,034

Liabilities and Members Equity
Accounts payable	$15
Line of credit	2,200
Current maturities of long-term debt	3,752
Accrued expenses	104
Long-term debt	481
6,552

Members equity (deficit)	(517)
Total Liabilities and Members Equity (Deficit)	$6,034

For the three month period ended November 30, 2007, the consolidation of the VIE included income of $195 comprised of $433 in rental income, offset by a $126 charge to interest expense, a $49 charge to depreciation expense, a $47 loss on disposal of property, plant, and equipment, and $16 in administrative and other miscellaneous expenses

NOTE 4 – ACQUISITIONS

Acquisitions

During the three month period ended November 30, 2008, the Company had no acquisitions.

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

Precision Employee Management, LLC (“PEM”) (Business Solutions segment)

The Company acquired all membership units of PEM through a unit purchase agreement entered into as of February 1, 2007 by and among PEM, an Arizona company, Tom Lickliter, Larry Bailliere, Charmaine Hayes, the Company, Carter Fortune and John Fisbeck details of which are included in previous filings. The Company’s acquisition of PEM enabled the Company to expand its geographic presence in the PEO marketplace.  The purchase price of $2,376 includes cash paid by the Company of $1,100 and issuance of 305,883 shares of the Company’s common stock valued at the closing price of the Company’s stock on the date of purchase at $4.17 per share.  Of the 305,883 total shares issued; 258,824 shares were issued to the sellers at closing and 47,059 contingent shares are held in escrow and may be earned based on certain EBITDA criteria as defined in the agreement.  The Company’s two majority shareholders individually entered into an agreement in which the sellers may put (put option) the 258,824 shares issued at closing to the majority shareholders during the thirty (30) day period that begins on February 1, 2009.

NOTE 5 - ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Accounts receivable and contracts receivable are summarized as follows:

	November 30, 2008 (Unaudited)	August 31, 2008 (Audited)

Account receivable	$2,907	$12,786
Contracts receivable
Progress billing	-	5,077
Retainages	-	897
	2,907	18,760
Less allowance for doubtful accounts and sales returns	(297)	(1,555)
	$2,610	$17,205

Long-term accounts receivable	$-	$865

NOTE 6 – CONTRACTS IN PROGRESS

Information related to contracts in progress is summarized as follows:

	November 30, 2008 (Unaudited)	August 31, 2008 (Audited)

Costs incurred on uncompleted contracts	$-	$20,904
Estimated earnings recognized to date on uncompleted contracts	-	3,910
	-	24,814
Less bilings on uncompleted contracts	-	(22,661)
	$-	$2,153

The net amount is included in the accompanying consolidated balance sheets under the following captions:

	November 30, 2008 (Unaudited)	August 31, 2008 (Audited)

Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$2,785
Billings in excess of costs and estimated earnings on uncompleted contracts	-	632
	$-	$2,153

NOTE 7 – INVENTORY

Inventories are summarized as follows:

	November 30, 2008 (Unaudited)	August 31, 2008 (Audited)

Raw materials	$-	$766
Work-in-process	-	21
Finished goods	13	4,190
	13	4,977
Less inventory reserve	-	(610)
	$13	$4,367

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including capital leases, are comprised of the following:

	November 30, 2008 (Unaudited)	August 31, 2008 (Audited)

Land and building	$-	$8,960
Machinery and equipment	-	6,586
Research equipment	-	371
Office equipment	2,565	5,229
Vehicles	394	3,173
Leasehold improvements	100	454
	3,059	24,773
Less accumulated depreciation	(2,026)	(14,024)
	$1,033	$10,749

The provision for depreciation amounted to $196, of which $0 is included in cost of revenues, and $487, of which $206 is included in cost of revenues, for the three-month periods ended November 30, 2008 and 2007, respectively.  Gains on disposal of assets totaled $3 for the three month period ended November 30, 2008 related to various office equipment disposals.  Losses on disposal of assets totaling $46 was recorded for the three-month period ended November 30, 2007 related to various building, office equipment, and vehicle disposals.  A total of $6,144 net of $682 of accumulated depreciation is included in the property, plant and equipment at November 30, 2007, related to a consolidated variable interest entity.  Effective November 30, 2008, the Company is no longer required to consolidate the variable interest entity.  Refer to Notes 2 and 3 for further details.

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as recorded under SFAS 142, are summarized as follows:

	Business Solutions	Transportation Infrastructure	Total

Goodwill at August 31, 2008	$12,339	$152	$12,491
Goodwill disposition with sale of division	-	(152)	(152)
Goodwill at November 30, 2008	$12,339	$-	$12,339

The total amount of goodwill that is deductible for tax purposes is $9,462 and $9,476 at November 30, 2008 and 2007, respectively.  The Company recognized impairment on certain goodwill within its Ultraviolet Technologies segment of $4,694 and its Electronics Integration segment of $1,276 for the year ended August 31, 2008 based upon losses incurred within operating units and significant downsizing of personnel and operations.

The following table sets forth the gross carrying amount and accumulated amortization of the Company's other intangible assets:

	November 30, 2008
	(Unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (in years)

Customer relationships	$4,063	$1,153	$2,910	10
Tradename (not subject to amortization)	590	-	590
	$4,653	$1,153	$3,500

	August 31, 2008
	(Audited)
	Gross Carrying Amount	Accumulated Amorization	Net Book Value	Weighted Average Amortization Period (in years)

Customer relationships	$4,063	$1,051	$3,012	10
Tradename (not subject to amortization)	590	-	590
	$4,653	$1,051	$3,602

Intangible asset amortization expense is $180 and $410 for the three month periods ended November 30, 2008 and 2007, respectively, which includes $78 and $102  of amortization related to loan origination fees, respectively.  The Company recognized impairment charges amounting to $2,770 during fiscal 2008 as a result of triggering events primarily within its Business Solutions and Ultraviolet Technologies.  Triggering events include a) blatant violation of non-compete agreements with certain terminated employees within the Business Solutions segment coupled with the Company’s inability or willingness to enforce such agreements, b) a substantial change in the customer mix and number of worksite employees within the Business Solutions segment, c) losses incurred within certain operating units, d) significant downsizing of personnel and operations, and e) restructuring of management.

Amortization expense on intangible assets currently owned by the Company at November 30, 2008 for each of the next five fiscal years is as follows:

2009	$305
2010	406
2011	406
2012	406
2013	406
2014 and thereafter	1,571
Total	$3,500

NOTE 10 - DEBT ARRANGEMENTS

The Company’s debt liabilities consisted of the following:

	November 30, 2008 (Unaudited)	August 31, 2008 (Audited)

Debt with majority shareholder
Term loan note due May 5, 2011. Interest at LIBOR plus 1.75% adjusted annually on June 1 until maturity. The loan requires a guarantee fee of 1.88% beginning June 5, 2008. The loan is secured by all assets and a personal guarantee of the Company’s Chief Executive Officer. Reduction in debt of $10,000 with disposition of divisions. Remainder converted to preferred stock on November 30, 2008.	$-	$32,000

Term note due in monthly installments of $3 including interest at 4.0% through September 2008. The loan is secured by vehicles and equipment. The loan was repaid in September 2008.	-	2

Notes payable
Revolving line of credit due May 31, 2010. Availability is limited to the lesser of $6 million or the borrowing base amount which is calculated monthly. Interest at prime minus .5%. The loan is secured by certain assets of the Company and limited personal guaranties of the two majority shareholders (the Chairman of the Board and the CEO of the Company). The loan is subject to certain covenants including a minimum tangible net worth and current ratio requirements. The note was sold on November 30, 2008. Refer to Note 2 for further details.	-	3,250

Term note due in monthly installments of $1, including interest at 4.3% through October 2009. The loan is secured by a vehicle. The remainder of the term notes were sold on November 30, 2008. Refer to Note 2 for further details.	10	274

Convertible Term Note
Convertible term note due in monthly installments of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan is guaranteed by the Company’s two majority shareholders. The loan was repaid in November 2008.	-	3,405

Variable interest entity
Revolving line of credit promissory note due August 29, 2008. Interest at LIBOR plus 1.6%. The loan is secured by real estate and personal guarantees of the Company’s two majority shareholders. Refer to Note 3 for further details.	-	2,200

Various term loans due in monthly installments totaling $44 plus interest at ranges from LIBOR plus 1.5% to LIBOR plus 1.6%. The loans mature at dates ranging from February 2009 through April 2011. The notes are secured by real estate and personal guarantees of the Company’s two majority shareholders. Refer to Note 3 for further details.	-	4,233

Capital leases
Various notes due in monthly installments of $2 including interest at ranges from 2.3% to 7.51% through November 2010. The loans are secured by equipment.	55	66

Total debt obligations	65	45,430

Less current maturities	(38)	(10,790)

Long-term portion of outstanding debt	$27	$34,640

Fiscal year principal payments due on long-term debt outstanding at November 30, 2008 are approximately as follows:

2009	$38
2010	21
2011	6
2012	-
2013	-
2014 and thereafter	-
$65

Credit Facility Loan and Security Agreement

Effective June 2, 2008, the Company entered into a $32,000 term loan note with its majority shareholder and Chairman of the Board of Directors.  The credit facility replaced the Company’s Term Loan Note in the amount of $16,648 in principal and interest and the Revolving Line of Credit Promissory Note in the amount of $15,056 in principal and interest.  The credit facility matures on May 5, 2011 and bears interest at the one year LIBOR plus 1.75% adjusted on June 1 of each year until maturity.  In addition, the loan requires a guarantee fee of 1.88% beginning June 5, 2008.  The loan is secured by substantially all assets of the Company and personally guaranteed up to 50% by the Chief Executive Officer of the Company.  On December 11, 2008, the Company terminated the $32,000 Term Loan Note with an outstanding balance of $21,700 after the completion of the debt reduction for the disposition of assets with the Company’s majority shareholder and Chairman of the Board of Directors of the Company (the “Chairman”).  This termination was effective as of November 30, 2008.  The Company satisfied the Note in connection with the disposition of assets as set forth in Note 2, and did not incur any early termination penalties.  Refer to Note 2 for further details.

On June 10, 2008, the Company’s wholly-owned subsidiary, James H. Drew Corporation, entered into a $6 million revolving line of credit with Key Bank.  Availability under the credit facility is the lesser of $6 million or the borrowing base amount, which is calculated monthly as a percentage of the Company’s eligible assets.  The revolving line of credit incurs interest at the Prime Rate minus 0.5% and matures on May 31, 2010. The credit facility is secured by certain assets of the James H. Drew and limited personal guaranties of Fortune’s two majority shareholders.  The credit facility is subject to certain covenants including a minimum tangible net worth and current ratio requirements.  Outstanding borrowings on this line of credit amounted to $3,250 at August 31, 2008.  The Company had $2,750 availability under the line of credit at August 31, 2008.  In November 2008, the Company utilized borrowing availability under this line of credit to pay off the remaining balance due on the convertible notes with Laurus Master Fund.  Effective November 30, 2008, James H. Drew Corporation was sold and the revolving line of credit with Key Bank was no longer a liability of the Company.  Refer to Note 2 for further details.

Cancellation of Line of Credit - Related Party

On June 30, 2008, the Company exchanged 66,180 shares of non-voting Series A Preferred Stock with $0.10 par value and a dividend of $7.50 per share for 66,180 shares of non-voting Series B Preferred Stock with $0.10 par value and a dividend of $10.00 per share.

As described in Note 14, on June 30, 2008, the Company issued 13,000 shares of non-voting Series B Preferred Stock with a par value of $0.10 per share and a dividend of $10.00 per share in consideration for the termination of the Company’s Term Loan Note in the amount of $1,300 with its majority shareholder.  The unsecured Term Note was due on November 1, 2010 and paid interest at LIBOR plus 3.0%.

On December11, 2008, the Company exchanged 79,180 shares of non-voting Series B Preferred Stock with $0.10 par value and a dividend of $10 per share for 79,180 shares of non-voting Series C Preferred Stock with $0.10 par value and a dividend of $5 per share in years one and two subsequent to the transaction date, $6 per share in year three subsequent to the transaction date and $7 per share thereafter.

As described in Note 14, on December 11, 2008 with an effective date of November 30, 2008, the Company issued 217,000 shares of non-redeemable, non-voting cumulative Series C preferred stock with a par value of $0.10 per share and an annual dividend of $5 per share in years one and two subsequent to the transaction date, $6 per share in year three subsequent to the transaction date and $7 per share thereafter. The shares were issued in consideration for the termination of the Company’s Term Loan Note in the amount of $21,700 with its majority shareholder.  Refer to Note 2 for further details.

Convertible Term Note

On November 21, 2005, the Company issued a convertible term note (the “Note”) payable to an unrelated party, Laurus Master Fund, Ltd. (“Laurus”), in the principal amount of $7,500.  The note was paid in full in November 2008.  The Note has a term of three years and is convertible into the Company’s common stock at an exercise price of $5.50 per share subject to certain adjustments contained in the Note.  Principal payments are payable monthly at $227 beginning March 1, 2006.  Interest is payable monthly in arrears beginning January 1, 2006 at prime plus 3.0% subject to a floor of 9.5%. This interest rate is subject to adjustments as later described and as fully set forth in the Note.  Additionally, the Company issued a warrant to Laurus (the “Laurus Warrant”) to purchase up to an aggregate of 272,727 shares of the Company's common stock.  The Company also issued a warrant (the “CB Capital Warrant”) exercisable for shares of the Company’s common stock to CB Capital Partners, Inc. (“CB Capital”), a financial advisor to purchase up to an aggregate of 13,636 shares of the Company’s common stock.  The Laurus and CB Capital warrants (collectively, “the Warrants”) have a term of five years and an exercise price of $6.60 per share. The Company used the proceeds from the offering of the Note and the Warrants for general working capital purposes.  The Note is unsecured by the Company, but guaranteed by the Company’s two majority shareholders.  The Company has registered the shares of common stock underlying the Note and Warrants.

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

Laurus also has the option to convert all or a portion of the Note into shares of the Company’s common stock at any time, at an initial fixed conversion price of $5.50 per share, subject to limitations and adjustment as described below. The Note was repaid in full on November 21, 2008 and therefore is not convertible into the Company’s common stock as of November 30, 2008.  The conversion price is adjustable on a weighted average basis upon certain future issuances of securities by the Company at a price less than the conversion price then in effect. There are a number of limitations on Laurus’ ability to convert the Note and exercise the Laurus Warrant. These limitations include:

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

NOTE 11- RETIREMENT PLAN

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

NOTE 12 - DISCONTINUED OPERATIONS

Effective November 30, 2008, the Company ceased its operations in Kingston Sales Corporation and Telecom Technology, Corporation, which were part of the Electronics Integration segment.  The results of the above are reported in discontinued operations in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows as of, and for the three months ending November 30, 2008.  The segment results in Note 22 for the three months ending November 30, 2008 reflect the reclassification of the discontinued operations.  Revenues from discontinued operations were $830 and $869 for the three months ending November 30, 2008 and 2007, respectively.  The net losses from discontinued operations were $60 and $288 for the three months ending November 30, 2008 and 2007, respectively.

NOTE 13– EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to one million shares of common stock.  During the period ended November 30, 2008, 658,800 restricted share units were issued under this plan.

Warrants

In connection with the disposition of assets referred to in Note 2, the Company issued the Chairman and majority shareholder 2,200,000 warrants that are each convertible into one share of common stock with an exercise price of $ .40 per share.  The remaining contractual term on these warrants is through November 30, 2018.

NOTE 14- SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

The following are the details of the Company's common stock as of November 30, 2008 and August 31, 2008:

	Number of Shares
	Authorized	Issued	Outstanding	Amount
November 30, 2008
Common stock, $0.10 par value	150,000,000	11,632,173	11,632,173	$1,182

August 31, 2008
Common stock, $0.10 par value	150,000,000	11,383,373	11,383,373	$1,117

There were a total of 658,800 shares issued for the period ended November 30, 2008.  There was a total 10,000 shares that were retired during the period ended November 30, 2008.

At November 30, 2008 the Company had 473,800 shares of common stock under the terms of a restricted share unit agreement entered into as part of the Company’s Employee Stock.  The Company also had 2,200,000 outstanding warrants issued as part of the disposition of assets transaction and 286,090 outstanding warrants issued as part of the Laurus transaction.

Preferred Stock

The following are the details of the Company's non-voting preferred stock as of November 30, 2008 and August 31, 2008:

	Number of Shares
	Authorized	Issued	Outstanding	Amount
November 30, 2008:
Preferred stock, Series A $0.10 par value	1,000,000	66,180	-	$-
Preferred stock, Series B $0.10 par value	1,000,000	79,180	-	$-
Preferred stock, Series C $0.10 par value	1,000,000	296,180	296,180	$29,618

August 31, 2008:
Preferred stock, Series A $0.10 par value	1,000,000	66,180	-	$-
Preferred stock, Series B $0.10 par value	1,000,000	79,180	79,180	$7,918

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

On November 30, 2008, the Company exchanged the 79,180 shares non-voting Series B Preferred Stock with $0.10 par value and a dividend of $10.00 per share for non-voting Series C Preferred Stock with $0.10 par value and annual dividends of $5 per share in years ending November 30, 2009 and 2010, $6 per share in the year ending November 30, 2011 and $7 per share thereafter. The dividends will be paid on a pro-rata basis monthly.

Effective November 30, 2008, the Company issued 217,000 shares of $0.10 par value non-voting Series C Preferred Stock to the Company’s majority shareholder as consideration for cancellation of certain debt obligations owed by the Company under a line of credit promissory note dated June 5, 2008.  The shares are not convertible to common stock and have various restrictions pertaining to their transferability as they are not registered under the Securities Act of 1933.

The shares issued are single class and pay on a monthly basis an annual cash dividend of $5 per share in years ending November 30, 2009 and 2010, $6 per share in the year ending November 30, 2011 and $7 per share thereafter. Dividends of $198 and $124 were paid for the three months ended November 30, 2008 and 2007, respectively.

Treasury Stock

The Company had no outstanding shares of treasury stock at November 30, 2008 or August 31, 2008.

NOTE 15- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Significant components of accumulated other comprehensive income (loss) is as follows:

	Foreign Currency Adjustments	Accumulated Other Comprehensive Income

Balance at August 31, 2008	$192	$192

Period change	(192)	(192)

Balance at November 30, 2008	$-	$-

The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax assets or accumulated other comprehensive income (loss).

NOTE 16 - PER SHARE DATA

The following presents the computation of basic income per common share and diluted income per common share:

	Three Month Period Ended
	November 30, 2008 (Unaudited)	November 30, 2007 (Unaudited)

Net Income Available to Common Shareholders	$44	$10

Basic Income per Common Share	$-	$-

Basic weighted average number of common shares outstanding	11,388,222	11,391,823

Diluted Income per Common Share	$-	$-

Diluted weighted average number of common shares outstanding	11,766,980	12,768,981

NOTE 17- OPERATING LEASE COMMITMENTS

Property Lease Commitments

Segment	Location(s)	Description
Business Solutions	Richmond, IN (1); Indianapolis, IN (2); Brentwood, TN (3); Provo, UT (4); Tucson, AZ (5); Loveland, CO (6)	Offices

(1)
The lease on this property is with the former Chief Operating Officer of the Company.  The operating lease agreement provides for monthly base rent of $4 through August 31, 2010, with nominal annual increases. The agreement also includes a one-year renewal option.

(2)
The Company maintains a sublease obligation that provides for monthly base rent of $5 through December 31, 2008 and may be adjusted annually to fair market value or to increases defined in the agreement. The lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes. There is no renewal option.

(3)
The Company maintains an operating lease agreement that provides for monthly base rent of $12 through January 31, 2014. In addition to an escalating base monthly rent, the agreement requires the Company to pay any increase in operating costs, real estate taxes, or utilities over the base year.

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

Rent expense under these agreements amounted to $147 and $654 for the three months ending November 30, 2008 and 2007, respectively.

Future minimum commitments under these agreements at November 30, 2008 are approximately as follows:

Facilities
2009	$658
2010	568
2011	1,014
2012	-
2013	-
2014 and thereafter	-
$2,240

NOTE 18 - RELATED PARTY TRANSACTIONS

The following is a summary of related party amounts included in the consolidated financial statements at November 30, 2008 and August 31, 2008, respectively:

	November 30, 2008 (Unaudited)	August 31, 2008 (Audited)
Assets:
Long-term note receivable	$3,240	$-

Liabilities:
Long-term line of credit	-	(32,000)
Installment notes payable	-	(2)

Net assets (liabilities)	$3,240	$(32,002)

The note receivable represents a loan with a business owned by the Company’s majority shareholders in connection with the disposition of the assets.  Refer to Note 2 for further details. The loan expires on November 30, 2011 and bears interest at the Prime Rate plus 1%.  Beginning on December 30, 2008 and each month thereafter, interest will be paid.  Commencing on December 30, 2009, monthly principal payments of $50 are due and commencing on December 30, 2010, monthly principal payments of $100 are due.

In addition, the Company had $1,300 borrowed at March 31, 2008 under a long-term unsecured line of credit with the Company’s majority shareholder.  Effective June 30, 2008, the Company issued 13,000 shares of $0.10 par value Series B preferred stock to the Company’s majority shareholder as consideration for cancellation of this debt obligation.  On November 30, 2008, the 13,000 shares of $0.10 par value Series B preferred stock was exchanged for 13,000 shares of $0.10 par value Series C preferred stock.

The term loan represents a loan from the Company’s majority shareholder and matures on May 5, 2011.  See Note 10 for further details.  Effective November 30, 2008, the Company issued 217,000 shares of $0.10 par value Series C preferred stock to the Company’s majority shareholder as consideration for cancellation of this debt obligation.  Refer to Note 2 and Note 10 for further details.

The installment notes payable represents loans for equipment and vehicle purchases by the Company’s majority shareholder.  The loans are secured by the respective assets acquired and expire no later than September 30, 2008.  The notes were repaid in September 2008.  Interest expense is immaterial.  See Note 10 for further details.

The following is a summary of related party amounts included in the consolidated statements of operations for the three months ending November 30, 2008 and 2007, respectively:

	November 30, 2008 (Unaudited)	November 30, 2007 (Unaudited)
Revenues:
Electronics Integration (1)	$5	$-
Total	5	-

Expenses:
Business Solutions (2)	105	87
Wireless Infrastructure (3) (4) (5)	39	223
Transportation Infrastructure (6)	75	117
Ultraviolet Technologies (7)	21	21
Electronics Integration (3)	44	45
Holding Company (8) (9) (10)	420	245
Total	$704	$738

(1)	During the three months ending November 30, 2008, the Company’s TTC subsidiary performed $5 worth of services for a business owned by the Company’s two majority shareholders.
(2)
The Company’s PSM subsidiary holds a lease for an office building in Richmond, IN from a former director of the Company. The lease is for a period of five years and expires in August 2010. The agreement provides for base rent of $4 per month with nominal annual increases.  Rent and related expense of $12 was recognized for the three months ended November 30, 2008 and 2007, respectively.  The Company’s ESG subsidiary is entered into a lease agreement for an office building in Provo, Utah which is leased from a limited liability company in which a former employee is a member of the limited liability company.  The lease is due to expire January 31, 2012.  Rent and related expense of $78 and $75 were recognized for the three months ended November 30, 2008 and 2007, respectively.  The Company’s ESG subsidiary holds a lease for an office building in Tucson, AZ from a Company owned by a former employee.  The lease is for a period of three years and expires in January 2010.  Rent and related expenses of $15 were recognized for the three months ended November 30, 2008 and 2007, respectively.

(3)
The Company maintained an operating lease agreement for the rental of a building with a limited liability company owned by the Company’s two majority shareholders.  A majority of the Company’s subsidiaries maintain offices and or warehouse space in the facility. The lease agreement includes a ten-year term with one option to extend the lease term for a one-year period. The lease was terminated on November 30, 2008.  The agreement provides for a monthly base rent of $28 per month. The base rent shall be adjusted annually to fair market value. In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $82 and $255 were recognized for the three months ended November 30, 2008and 2007, respectively.

(4)
The Company maintains a debt obligation to its majority shareholder for the purchase of vehicles and equipment. The loans are secured by the assets and pay interest at 6%.  Interest expense of $1 was recognized for the three months ending November 30, 2008 and 2007, respectively.  The debt was repaid in November 2008.

(5)
The Company’s Fortune Wireless subsidiary maintains an operating lease agreement for rental of a building with a limited liability company owned by the Company’s two majority shareholders. The operating lease agreement provides for monthly base rent of $4 through April 30, 2011, adjusted annually to fair market value. The building was sold and the lease was terminated in November 2007.  Rent and related expenses of $12 was recognized for the three months ended November 30, 2007.

(6)
The Company’s JH Drew subsidiary maintains an operating lease agreement for rental of three buildings located in Indiana, Tennessee and Missouri with a limited liability company owned by the Company’s two majority shareholders. The lease agreement includes a five-year term with one option to extend the lease term for a one-year period and provides for base rent of $25 per month. The base rent shall be adjusted annually to fair market value. In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $75 and $117 were recognized for the three months ending November 30, 2008 and 2007, respectively.

(7)
The Company’s Nor-Cote subsidiary maintains an operating lease agreement for rental of a building with a limited liability company owned by the Company’s two majority shareholders.  The agreement provides for monthly base rent of $7 and expires in August 2009. The base rent shall be adjusted annually to fair market value. The Agreement also includes one renewal option, which allows the Company to extend the lease term for an additional year.  Rent and related expenses of $21were recognized for the three months ending November 30, 2008 and 2007, respectively.

(8)
The Company maintains an operating lease agreement for the rental of a building with a limited liability company owned by the Company’s two majority shareholders.  The lease agreement includes a ten-year term with one option to extend the lease term for a one-year period. The agreement provides for a monthly base rent of $88 per month. The base rent shall be adjusted annually to fair market value. In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  The lease was terminated on November 30, 2008.  Rent and related expenses of $263 and $227 were recognized for the three months ending November 30, 2008 and 2007, respectively.

(9)
As described in Note 10, the Company entered into various unsecured line of credit agreements with its majority shareholder. Interest expense booked on these agreements amounted to $7 and $18 for the three months ending November 30, 2008 and 2007, respectively.

(10)
Guarantee fees approved by the Company’s Board of Directors were paid during the three months ending November 30, 2008 to the Company’s Chief Executive Officer in the amount of $150.  The fees were associated with the Chief Executive Officer providing personal guarantees for a substantial portion of the Company’s debt obligations.

Other Related Party Transactions

The Company’s majority shareholders have entered into various put/call option agreements (“option agreements”) with the Company’s common stock over the last five years.  Option agreements with these shareholders are included in the acquisitions of Nor-Cote, PSM, and CSM.  The put/ call options range in price from $1 to $4 per common share.  During fiscal year 2008, the majority shareholders acquired 102,843 shares of the Company’s common stock related to option agreements with CSM for approximately $1,062.  During fiscal 2007, the majority shareholders acquired 2,489,000 shares of the Company’s common stock related to option agreements with Nor-Cote and PSM for approximately $12,050.

Guaranties

A significant portion of the Company’s debt and surety bonds are personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer.  Future changes to these guaranties would affect financing capacity of the Company.

NOTE 19- SIGNIFICANT ESTIMATES

Significant estimates have been made by management with respect to the realizability of the Company’s deferred tax assets. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term. The net decrease in the valuation allowance for deferred income tax assets was $436 and $181 at November 30, 2008 and 2007, respectively.  The valuation allowance relates primarily to net operating loss carry forwards, tax credit carry forwards, and net deductible temporary differences. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company’s earnings history and the Company’s near-term earnings expectations. At November 30, 2008, management believes it is more likely than not that the majority of net deferred income tax assets will not be realized.

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

NOTE 20- CONCENTRATION OF CREDIT RISK

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

NOTE 21- COMMITMENTS AND CONTINGENCIES

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

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to the Company’s vendors under health insurance and workers compensation contracts and to guarantee performance under the Company’s contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. The Company does not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of November 30, 2008, the Company had approximately $5.6 million in restricted cash primarily to secure obligations under its PEO contracts in the Business Solutions segment.

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

NOTE 22 - SEGMENT INFORMATION

The Company’s reportable business segments are organized in a manner that reflects how management reviews and evaluates those business activities.  Certain businesses have been grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics.  The segments are organized as follows:

Segment & Entity	Business Activity

Business Solutions
Professional Staff Management, Inc. and subsidiaries; CSM, Inc. and subsidiaries and related entities; Employer Solutions Group, Inc. and related entities; Precision Employee Management, LLC	Provider of outsourced human resource services

Wireless Infrastructure
Fortune Wireless, Inc.; Magtech Services, Inc.; Cornerstone Wireless Construction Services, Inc.; James Westbrook & Associates, LLC	Provider turnkey development services for the deployment of wireless networks

Transportation Infrastructure
James H. Drew Corp. and subsidiaries	Installer of fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel

Ultraviolet Technologies
Nor-Cote International, Inc. and subsidiaries	Manufacturer of UV curable screen printing ink products

Electronics Integration
Kingston Sales Corporation; Commercial Solutions, Inc.; Telecom Technology, Corp.	Distributor and installer of home and commercial electronics

The following tables report data by segment and exclude revenues from transactions with other operating segments:

	Business	Wireless	Transportation	Ultraviolet	Electronics	Holding	Segment
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Company	Totals
3-Months Ended November 30, 2008
Revenue	$16,741	$3,312	$12,090	$2,771	$1,251	$-	$36,165
Cost of revenue	13,340	2,458	10,747	1,596	912	-	29,053
Gross profit	3,401	854	1,343	1,175	339	-	7,112
Operating expenses
Selling, general and administrative	3,160	650	781	1,320	238	220	6,369
Depreciation and amortization	169	11	5	59	1	131	376
Total operating expenses	3,329	661	786	1,379	239	351	6,745

Segment operating income (loss)	$72	$193	$557	$(204)	$100	$(351)	$367

(1) Gross billings of $149,548 less worksite employee payroll costs of $132,808.

	Business Solutions (1)	Wireless Infrastructure	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Operating Total
3-Months Ended November 30, 2007
Revenue	$20,369	$5,527	$11,580	$3,266	$3,013	$43,755
Cost of revenue	16,255	3,841	10,258	1,882	2,611	34,847
Gross profit	4,114	1,686	1,322	1,384	402	8,908
Operating expenses
Selling, general and administrative	3,386	1,080	815	1,301	425	7,007
Depreciation and amortization	353	41	4	70	14	482
Impairment	-		-	-		-
Total operating expenses	3,739	1,121	819	1,371	439	7,489

Segment operating income (loss)	$375	$565	$503	$13	$(37)	$1,419

	Holding Company	Consolidated VIE	VIE Elimination	Segment Totals
3-months ended November 30, 2007
Revenue	$-	$433	$(431)	$43,757
Cost of revenue	-	-	-	34,847
Gross profit	-	433	(431)	8,910
Operating expenses
Selling, general and administrative	372	17	(431)	6,965
Depreciation and amortization	160	49	-	691
Impairment	-	-	-	-
Total operating expenses	532	66	(431)	7,656

Segment operating income (loss)	$(532)	$367	$-	$1,254

(1) Gross billings of $155,114 less worksite employee payroll costs of $134,745.

	Business	Electronics	Holding
	Solutions	Integration	Company	Totals
As of November 30, 2008 (Unaudited)
Current Assets
Cash and equivalents	$2,612	$-	$(79)	$2,533
Restricted cash	5,578	-	-	5,578
Accounts receivable, net	2,582	-	28	2,610
Costs and estimated earnings in excess
of billings on uncompleted contracts	-	-	-	-
Inventory, net	13	-	-	13
Deferred tax asset	1,489	-	-	1,489
Prepaid expenses and
other current assets	1,011	-	58	1,069
Assets of discontinued operations, net	-	708	-	708
Total Current Assets	13,285	708	7	14,000

Other Assets
Property, plant & equipment, net	643	-	390	1,033
Accounts receivable - long term	-	-	-	-
Goodwill	12,339	-	-	12,339
Other intangible assets, net	3,500	-	-	3,500
Term note receivable-related party	-	-	3,240	3,240
Other long term assets	22	-	21	43
Total Other Assets	16,504	-	3,651	20,155

Total Assets	$29,789	$708	3,658	$34,155

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
	Solutions	Infrastructure	Infrastructure	Technologies	Integration	Total
As of August 31, 2008 (Audited)
Current Assets
Cash and equivalents	$2,055	$230	$1,029	$527	$48	$3,889
Restricted cash	5,370	-	-	-	-	5,370
Accounts receivable, net	3,093	2,760	8,147	1,859	1,442	17,301
Costs and estimated earnings in excess
of billings on uncompleted contracts	-	192	2,593	-	-	2,785
Inventory, net	17	39	2,312	1,646	353	4,367
Deferred tax asset	922	-	613	-	-	1,535
Prepaid expenses and
other current assets	1,263	233	361	302	65	2,224
Total Current Assets	12,720	3,454	15,055	4,334	1,908	37,471

Other Assets
Property, plant & equipment, net	641	306	1,418	1,916	42	4,323
Accounts receivable - long term	-	6	859	-	-	865
Goodwill	12,339	-	152	-	-	12,491
Other intangible assets, net	3,602	-	-	-	-	3,602
Other long term assets	23	-	-	13	-	36
Total Other Assets	16,605	312	2,429	1,929	42	21,317

Total Assets	$29,325	$3,766	$17,484	$6,263	$1,950	$58,788

	Holding	Consolidated	Segment
	Company	VIE	Totals
As of August 31, 2008 (Audited)
Current Assets
Cash and equivalents	$831	$20	$4,740
Restricted cash	-	-	5,370
Accounts receivable, net	(96)	-	17,205
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	2,785
Inventory, net	-	-	4,367
Deferred tax asset	-	-	1,535
Prepaid expenses and			-
other current assets	114	(75)	2,263
Total Current Assets	849	(55)	38,265

Other Assets
Property, plant & equipment, net	424	6,002	10,749
Accounts receivable - long term	-	-	865
Goodwill	-	-	12,491
Other intangible assets, net	-	-	3,602
Other long term assets	103	1	140
Total Other Assets	527	6,003	27,847

Total Assets	$1,376	$5,948	$66,112

NOTE 23 – GOING CONCERN

The accompanying consolidated financials statements have been prepared assuming that the Company will continue as a going concern.  The Company had cash flow provided by operations of $1,824 for the three months ended November 30, 2008.   As described in Note 2, by selling the subsidiaries in four segments that overall have been underperforming and require a higher level of working capital investment, management believes they will be able to start generating positive cash flows immediately. The conversion of the outstanding debt to preferred stock by the Company’s majority shareholder will also result in a significant decrease in the debt service requirements in 2009. With the Company’s human capital and financial resources all focusing on the profitability of a segment that historically has generated operating income and strong cash flows from operations, management believes the Company will have adequate cash to fund anticipated needs through August 31, 2009.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Actual events and results involve risks and uncertainties and may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors.  Factors that might cause or contribute to such differences, include, but are not limited to, the risks and uncertainties that are discussed under the heading “Risk Factors” disclosed within Form 10-K for the year ended August 31, 2008.  Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission.

OVERVIEW

Fortune Industries is a holding company of various product and service entities which operate in diverse market segments.  The terms "we," "our," "us," "the Company," and "management" as used herein refer to Fortune Industries, Inc. and its subsidiaries unless the context otherwise requires.  We provide a variety of services and products for selected market segments, which are classified under five operating segments: Business Solutions; Wireless Infrastructure; Transportation Infrastructure; Ultraviolet Technologies; and Electronics Integration.

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

Recent Developments

Effective November 30, 2008, the Company completed a transaction to sell all of the outstanding shares of common stock of the following wholly-owned subsidiaries: James H Drew Corporation, Nor-Cote International, Inc., Fortune Wireless, Inc. and Commercial Solutions, Inc.  The subsidiaries were sold to related parties entities owned by the Company’s majority shareholders in exchange for a $10,000,000 reduction in the outstanding balance of the term loan note due to the majority shareholder and a three-year term note in the amount of $3,240,000.  The transaction also included the conversion of the remaining term loan note balance to Preferred Stock and the issuance of additional warrants.  For further discussion of this transaction, see Note 2 – Disposition of Assets in the Notes to the Consolidated Financial Statements.

Effective November 30, 2008, the Company will no longer be operating in the Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integration Segments.

Effective December 1, 2008, the Company will devote substantially all its resources on the growth and profitability of the Business Solutions segment.

Business Solutions Segment

The Business Solutions segment is comprised of Professional Employer Organizations (PEOs) which provide full-service human resources outsourcing services through co-employment relationships with their clients.  Companies operating in the Business Solutions Segment include Professional Staff Management, Inc. and subsidiaries (“PSM”); CSM, Inc. and subsidiaries and related entities (“CSM”); Precision Employee Management, LLC (“PEM”); and Employer Solutions Group, Inc. and related entities (“ESG”).  Our PEOs provide services typically managed by a company’s internal human resources and accounting departments, including payroll and tax processing and management, worker’s compensation and risk management, benefits administration, unemployment administration, human resource compliance services, 401k and retirement plan administration and employee assessments.  Clients represent a wide variety of industries from healthcare, professional services, software development, manufacturing logistics, telemarketing and construction. Combined, these organizations provide co-employment services to approximately 16,200 employees in all 50 states.

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

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure segment.

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

Effective November 30, 2008, the Company sold its subsidiaries operating in the Transportation Infrastructure segment.

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

Effective November 30, 2008, the Company sold its subsidiaries operating in the Ultraviolet Technologies segment.

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

Effective November 30, 2008, the Company sold its subsidiary Commercial Solutions and discontinued operations of its subsidiaries Kingston and TTC d/b/a AVR in its Electronics Integration segment.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies, which are in compliance with accounting principles generally accepted in the United States, require application of methodologies, estimates and judgments that have a significant impact on the results reported in the Company’s financial statements.  Those policies that, in the belief of management, are critical and require the use of complex judgment in their application, are disclosed on the Company’s Form 10-K for the year ended August 31, 2008.  Since August 31, 2008, there have been no material changes to the Company’s critical accounting policies.

RESULTS OF OPERATIONS:  COMPARISON OF THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2008 AND NOVEMBER 30, 2007

Executive Overview of Financial Results

Results of operations for the three-month period ended November 30, 2008 and 2007 are as follows:

	Revenue for the		Operating income (loss) for the
	3-months ended November 30,		3-months ended November 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Business Solutions	$16,741	$20,369	$72	$375
Wireless Infrastructure	3,312	5,527	193	565
Transportation Infrastructure	12,090	11,580	557	503
Ultraviolet Technologies	2,771	3,266	(204)	13
Electronics Integration	1,251	3,013	100	(37)
Holding Company	-	-	(351)	(532)
Variable Interest Entity	-	433	-	367
Variable Interest Entity Elimination	-	(431)	-	-
Segment Totals	$36,165	$43,757	$367	$1,254

Net Income Available to Common Shareholders			$44	$10

Net income available to common stock shareholders was $0.04 million or $0.00 per diluted share on revenue of $36.2 million for the three month period ended November 30, 2008 compared with net income available to common stock shareholders of $0.01 million or $0.00 per diluted share on revenue of $43.8 million for the three month period ended November 30, 2007.  This represents a 17% decrease in revenue and a 340% percent increase in net income.

The following factors primarily contributed to the decrease in revenue for the three-month period ended November 30, 2008:

·	The Business Solutions decreases are due to a decrease in the total number of worksite employees as a result of the overall downturn in economic conditions.
·
The Wireless Infrastructure decreases are due to downsizing operations, an overall industry slowdown, and the inclusion of one large construction contract in the three-month period ended November 30, 2007.

·	The Ultraviolet Technologies decreases are due to decreases in sales as a result of the overall downturn in economic conditions.
·	The Electronics Integration decreases are due to decreases in commercial sales as a result of the overall downturn in economic conditions.

The following factors primarily contributed to the decrease in segment operating income for the three-month period ended November 30, 2008:

·
The Business Solutions decreases are due to unfavorable claims related to health and workers’ compensation plans and a reduction in revenue due to the decrease in the total number of worksite employees as a result of the overall downturn in economic conditions.

·	The Wireless Infrastructure and Ultraviolet Technologies decreases are due to decreased revenue in each of the segments.

Results by segment are described in further detail as follows:

Business Solutions

Business Solutions segment operating results for three-month period ended November 30, 2008 and 2007 are as follows:

	Three Month Period Ended
	November 30, 2008		November 30, 2007
	(Dollars in thousands)
Revenues	$16,741	100%	$20,369	100%
Cost of revenues	13,340	79.7%	16,255	79.8%
Gross profit	3,401	20.3%	4,114	20.2%

Operating expenses
Selling, general and administrative	3,160	18.9%	3,386	16.6%
Depreciation and amortization	169	1.0%	353	1.7%
Total operating expenses	3,329	19.9%	3,739	18.4%

Segment operating income	$72	0.4%	$375	1.8%

Revenue

Revenue for the three-month period ended November 30, 2008 was $16.7 million, compared to $20.4 million for the three-month period ended November 30, 2007, a decrease of $3.6 million or 18%.  Revenue decreased primarily due to attrition of customers and the impact of the economic slowdown on our customers.

Gross Profit

Gross profit for the three-month period ended November 30, 2008 was $3.4 million, representing 20% of revenue, compared to $4.1 million, representing 20% of revenue for the three month period ended November 30, 2007, a decrease of $0.7 million or 17%.  Gross profit as a dollar amount decreased due to the reduction in revenue.  Gross profit as a percentage of revenue did not change significantly.

Operating Income

Operating income for the three-month period, ended November 30, 2008 was $0.07 million, compared to $0.4 million for the three-month period ended November 30, 2007, a decrease of $0.3 million or 81%.  Operating income decreased as a direct result of the overall decrease in revenues during the three-month period ended November 30, 2008.

Wireless Infrastructure

Wireless Infrastructure segment operating results for the three-month period ended November 30, 2008 and 2007 are as follows:

	Three Month Period Ended
	November 30, 2008		November 30, 2007
	(Dollars in thousands)
Revenues	$3,312	100%	$5,527	100%
Cost of revenues	2,458	74.2%	3,841	69.5%
Gross profit	854	25.8%	1,686	30.5%

Operating expenses
Selling, general and administrative	650	19.6%	1,080	19.5%
Depreciation and amortization	11	0.3%	41	0.7%
Total operating expenses	661	20.0%	1,121	20.3%

Segment operating income	$193	5.8%	$565	10.2%

Revenue

Revenue for the three-month period ended November 30, 2008 was $3.3 million compared to $5.5 million for the three-month period ended November 30, 2007, a decrease of $2.2 million or 40%.  The decrease in revenues is primarily due downsizing operations, an overall industry slowdown, and the inclusion of one large construction contract in the three-month period ended November 30, 2007.

Gross Profit

Gross profit for the three-month period ended November 30, 2008 was $0.9 million, representing 26% of revenue, compared to $1.7 million representing 31% of revenue for the three-month period ended November 30, 2007, a decrease of $0.8 million or 49%.  Gross profit as for the three-month period ended November 30, 2008 decreased as a result of decreased revenues due to the inclusion of a large construction contract included in the three-month period ended November 30, 2007 and an overall increase in competition due to the industry slow down in the current period.

Operating Income

Operating income for the three-month period, ended November 30, 2008 was $0.2 million, compared to $0.6 million for the three-month period ended November 30, 2007, a decrease of $0.4 million or 66%. Operating income decreased for the three-month period ended November 30, 2008 resulting from the decrease in gross profit noted above.

Transportation Infrastructure

Transportation Infrastructure segment operating results for the three month period ended November 30, 2008 and 2007 are as follows:

	Three Month Period Ended
	November 30, 2008		November 30, 2007
	(Dollars in thousands)
Revenues	$12,090	100%	$11,580	100%
Cost of revenues	10,747	88.9%	10,258	88.6%
Gross profit	1,343	11.1%	1,322	11.4%

Operating expenses
Selling, general and administrative	781	6.5%	815	7.0%
Depreciation and amortization	5	0.0%	4	0.0%
Total operating expenses	786	6.5%	819	7.1%

Segment operating income	$557	4.6%	$503	4.3%

Revenue

Revenue for the three-month period ended November 30, 2008 was $12.1 million compared to $11.6 million for the three-month period ended November 30, 2007, an increase of $0.5 million or 4%. Revenue did not change significantly for the three-month period ended November 30, 2008.

Gross Profit

Gross profit for the three-month period ended November 30, 2008 was $1.3 million, representing 11% of revenue, compared to $1.3 million representing 11% of revenue for the three month period ended November 30, 2007, an increase of $0.02 million or 2%. Gross profit did not change significantly for the three-month period ended November 30, 2008.

Operating Income

Operating income for the three-month period ended November 30, 2008 was $0.6 million, compared to $0.5 million for the three-month period ended November 30, 2007, an increase of $0.05 million or 11%. Operating income did not change significantly for the three-month period ended November 30, 2008.

Ultraviolet Technologies

Ultraviolet Technologies segment operating results for the three-month period ended November 30, 2008 and 2007 are as follows:

	Three Month Period Ended
	November 30, 2008		November 30, 2007
	(Dollars in thousands)
Revenues	$2,771	100%	$3,266	100%
Cost of revenues	1,596	57.6%	1,882	57.6%
Gross profit	1,175	42.4%	1,384	42.4%

Operating expenses
Selling, general and administrative	1,320	47.6%	1,301	39.8%
Depreciation and amortization	59	2.1%	70	2.1%
Total operating expenses	1,379	49.8%	1,371	42.0%

Segment operating loss	$(204)	-7.4%	$13	0.4%

Revenue

Revenue for the three-month period ended November 30, 2008 was $2.8 million compared to $3.3 million for the three-month period ended November 30, 2007, a decrease of $0.5 million or 15%. Revenue decreased primarily due to decreased sales worldwide as a result of the economic slowdown.

Gross Profit

Gross profit for the three-month period ended November 30, 2008 was $1.2 million representing 42% of revenue, compared to $1.4 million representing 42% of revenue for the three month period ended November 30, 2007, a decrease of $0.2 or 15%.  Gross profit decreased as a result of the sales decreases noted above.

Operating Income

Operating loss for the three-month period ended November 30, 2008 was $0.2 million, compared to an operating income of $0.01 million for the three-month period ended November 30, 2007, a decrease of $0.2 million or 1667%.  Operating income decreased primarily due to a decrease in sales without a corresponding decrease in operating expenses.

Electronics Integration

Electronics Integration segment operating results for the three month period ended November 30, 2008 and 2007 are as follows:

	Three Month Period Ended
	November 30, 2008		November 30, 2007
	(Dollars in thousands)
Revenues	$1,251	100%	$3,013	100%
Cost of revenues	912	72.9%	2,611	86.7%
Gross profit	339	27.1%	402	13.3%

Operating expenses
Selling, general and administrative	238	19.0%	425	14.1%
Depreciation and amortization	1	0.1%	14	0.5%
Total operating expenses	239	19.1%	439	14.6%

Segment operating income (loss)	$100	8.0%	$(37)	-1.2%

Revenue

Revenue for the three-month period ended November 30, 2008 was $1.3 million compared to $3.0 million for the three-month period ended November 30, 2007, a decrease of $1.8 million or 59%. Revenue decreased for the three-month period ended November 30, 2008 primarily due to decreased sales volumes of television products, significant vendor supply chain backorders and decreased services work as a result of the economic downturn and the decision to discontinue operations within the segment.

Gross Profit

Gross profit for the three-month period ended November 30, 2008 was $0.3 million representing 27% of revenue, compared to $0.4 million representing 13% of revenue for the three month period ended November 30, 2007, a decrease of $0.1 million or 25%.   Gross profit dollars decreased as a direct result of the overall sales decrease.  Gross profit percentage increased as a result of discontinuing less profitable operations and overall expenditure reductions in the segment.

Operating Income

Operating income for the three month period ended November 30, 2008 was $0.1 million, compared to an operating loss of $0.04 million for the three month period ended November 30, 2007, an increase of $0.1 million or 370%.  The increase in operating income is a direct result of expenditure decreases and operating efficiencies recognized in the three-month period ended November 30, 2008.

Holding Company

Operating Expense

The Holding Company does not have any income producing operating assets. As such, the operating loss was equal to operating expenses. Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees. Operating expenses for the three-month period ended November 30, 2008 were $0.35 million, compared to $0.55 million for the three-month period ended November 30, 2007, a decrease of $0.2 million or 34%. Operating expense decreased as a result of expenditure reductions and allocating more overhead expenses to the subsidiaries.

Interest Expense

Interest expense was $0.1 million for the three-month period ended November 30, 2008, compared to $0.9 million for the three-month period ended November 30, 2007, a decrease of $0.8 million or 84%. The decrease was primarily due to eliminating the consolidation of the VIE, decreased interest rates and allocating more interest to the subsidiaries.

Income Taxes

The Company recorded a 100% valuation allowance on additions to deferred tax assets due to uncertainty regarding future profitability of the Company based on the last year’s loss. In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company's overall statutory tax rate for 2009 would not have a material effect in the carrying value of the net deferred tax assets or liabilities.

Variable Interest Entity

The Company leases a total of five facilities from a consolidated variable interest entity, whose primary purpose is to own and lease these properties to the Company. Effective November 30, 2008, the Company terminated its lease agreement for its corporate headquarters and sold its James H. Drew and Norcote subsidiaries which leased facilities from the variable interest entity; therefore, the Company is no longer required to consolidate the variable interest entity because the Company is no longer the primary beneficiary as defined by FIN 46R.  The VIE does not have any other significant assets. For the three month period ended November 30, 2007, the consolidation of the VIE comprised of $0.433 million in rental income, offset by a $0.126 million charge to interest expense, a $0.049 million charge to depreciation expense, $0.047 loss on disposal of building, $0.016 million in administrative and other miscellaneous expenses

As described in Note 3 of the accompanying consolidated financial statements, effective November 30, 2008 the Company is no longer considered the primary beneficiary of the variable interest entity and is not required to consolidate Fisbeck-Fortune Development as of this date.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents and proceeds from debt borrowings.  We had cash and equivalents of $2.6 million at November 30, 2008 and $4.7 million at August 31, 2008.

We had working capital of ($1.0) million at November 30, 2008 compared with $3.7 million at August 31, 2008. The decrease in working capital was primarily due to the disposition of four of our five operating segments at November 30, 2008.  Current assets are primarily comprised of cash and equivalents, net accounts receivable, and prepaid expenses. Current liabilities are primarily comprised of accounts payable and accrued expenses.

Total debt at November 30, 2008 was $0.07 million.  Total debt at August 31, 2008 was $45.4 million including a $3.4 million convertible term note, $3.6 million in bank debt, $32.0 million in debt to a related party, and $6.4 million in the variable interest entity’s debt.  Total unused borrowings under the line of credit were $2.8 million at August 31, 2008.  The various debt agreements contain restrictive covenants which limit, among other things, certain mergers and acquisitions, redemptions of common stock, and payment of dividends. In addition, we must meet certain financial ratios.  Total capital expenditures were approximately $0.1 million and $0.5 million for the three-month period ended November 30, 2008 and 2007, respectively.  Sources of funds for these expenditures have primarily been from available cash flow.

Cash Flows

Cash flows provided by (used in) operations for the three month period ended November 30, 2008 and 2007 were $1.8 million and ($1.9) million, respectively.  This increase in operating cash flows was due primarily to the improved management and oversight of working capital assets and the disposition of capital-intensive construction assets as described in Note 2.

Net cash flow used in investing activities was $0.1 million for the three month period ended November 30, 2008 compared to $0.04 million for the three month period ended November 30, 2007.  The decrease was primarily due to the fact that no fixed assets were disposed of for cash during the three month period ending November 30, 2008.

Net cash flow used in financing activities was $3.9 million for the three month period ended November 30, 2008 compared to $2.1 million for the three month period ended November 30, 2007.  The decrease was primarily the result of making our final balloon payment for the Laurus convertible debt.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations as of November 30, 2008:

	Payments due by
Contractual obligation	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years

Debt and capital lease obligations	$65	$38	$21	$6	$-
Operating lease (1)	2,240	658	568	1,014	-
Total	$2,305	$696	$589	$1,020	$-

(1)	Operating leases represent the total future minimum lease payments.

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

Transactions with Related Parties

We have entered into various acquisition agreements over the past three years which contain option agreements or rights between the sellers of the acquired entities and our majority shareholders, Mr. Carter Fortune and Mr. John Fisbeck, related to the Company’s stock provided as consideration under the acquisitions.  As more fully described in Note 18, the option agreements provide for put/ call options on the Company’s common stock held by the sellers of the acquired companies.   Total estimated cash outlays by the Company’s majority shareholders, subsequent to November 30, 2008, for these options are estimated at $1.0 million and are expected to be exercised over the next six months.

We lease a total of five facilities from a VIE as described earlier in this filing. The VIE’s primary purpose is to own and lease these properties to the Company. The VIE does not have any other significant assets.  Effective November 30, 2008, the Company terminated its lease agreement for its corporate headquarters and sold its James H. Drew and Norcote subsidiaries which leased facilities from the variable interest entity; therefore, the Company is no longer required to consolidate the variable interest entity because the Company is no longer the primary beneficiary as defined by FIN 46R.

Guarantees

A significant portion of our debt and surety bonds are personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer.  Future changes to these guarantees would affect financing capacity of the Company.  During the fiscal year ended August 31, 2008, the Board approved the payment of certain guarantee fees to the Chief Executive Officer.  The Company paid guarantee fees of $0.2 million for the three months ending November 30, 2008.

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under health insurance and workers compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this situation were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of November 30, 2008, we had approximately $5.6 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.

Payment and Performance Bonds

Within our Wireless Infrastructure and Transportation Infrastructure segments, certain customers, particularly in connection with new construction, require us to post payment or performance bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or fail to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, we have posted letters of credit in the amount of $22.0 million in favor of the surety and, with the consent of our lender under our credit facility; we have granted security interests in certain of our assets to collateralize our obligations to the surety. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund claims under our surety arrangements in the foreseeable future. As of November 30, 2008, an aggregate of approximately $3.0 million in original face amount of bonds issued by the surety were outstanding.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on its variable rate line of credit and convertible term note as described in Note 10 to the consolidated financial statements.  All of the Company’s debt as of November 30, 2008 bears interest at fixed rates.

Cash and cash equivalents as of November 30, 2008 was $2.6 million and is primarily in subsidiary operating accounts. A hypothetical 10% adverse change in the average interest rate on the Company’s investments would not have had a material effect on net income for the three month period ended November 30, 2008. We do not currently utilize any derivative financial instruments to hedge interest rate risks.

We are exposed to foreign currency risks due to both transactions and translations between functional and reporting currencies in our European, Singapore, and Chinese foreign subsidiaries. A hypothetical 10% adverse change in the foreign currency translation would not have had a material effect on net income for the three month period ended November 30, 2008. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2008. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on November 30, 2008 in providing reasonable assurance that information required to be disclosed in the reports the Company file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that (i) additional accounting personnel were needed at certain subsidiaries at November 30, 2008 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures. The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel. Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced.  Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.

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

Fortune Industries, Inc.
(Registrant)

Date: January 14, 2009	By: /s/ John F. Fisbeck
John F. Fisbeck,
Chief Executive Officer

Date: January 14. 2009	By: /s/ Garth A. Allred
Garth A Allred,
Chief Financial Officer