Form 10-Q
period 2009-02-28
FORTUNE INDUSTRIES, INC.
filed 2009-04-14
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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
Yes ☐ No ☒

As of April 14, 2009, 12,032,173 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.
FORM 10-Q
For The Quarterly Period Ended February 28, 2009

INDEX

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	February 28,	August 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$2,317	$4,740
Restricted cash (Note 1)	5,166	5,370
Accounts receivable, net (Note 4)	2,185	17,205
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 5)	-	2,785
Inventory, net (Note 6)	13	4,367
Deferred tax asset	1,489	1,535
Prepaid expenses and other current assets	933	2,263
Assets of discontinued operations, net (Note 11)	191	-
Total Current Assets	12,294	38,265

OTHER ASSETS
Property, plant & equipment, net (Note 7)	894	10,749
Long-term accounts receivable (Note 4)	-	865
Goodwill (Note 8)	12,339	12,491
Other intangible assets, net (Note 8)	3,398	3,602
Term note receivable related party (Note 2)	3,276	-
Other long-term assets	43	140
Total Other Assets	19,950	27,847

TOTAL ASSETS	$32,244	$66,112

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	February 28,	August 31,
	2009	2008
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt-majority shareholder (Note 9)	$-	$1,280
Short- term debt and current maturities of long-term debt (Note 9)	32	153
Current maturities of convertible term note (Note 9)	-	3,405
Variable interest entity line of credit (Note 9)	-	2,200
Variable interest entity current maturities of long-term debt (Note 9)	-	3,752
Accounts payable	1,252	5,550
Health and workers' compensation reserves	4,628	5,435
Accrued expenses	7,100	11,752
Billings in excess of costs and estimated earnings on
uncompleted contracts (Note 5)	-	632
Other current liabilities	82	412
Liabilities of discontinued operations, net (Note 11)	16	-
Total Current Liabilities	13,110	34,571

LONG-TERM LIABILITIES
Line of credit (Note 9)	-	3,250
Long-term debt, less current maturities (Note 9)	20	189
Variable interest entity long-term debt, less current maturities (Note 9)	-	481
Line of credit term note - majority shareholder (Note 9)	-	30,720
Other long-term liabilities	831	831
Total Long-Term Liabilities	851	35,471

Total Liabilities	13,961	70,042

MINORITY INTEREST IN VARIABLE INTEREST ENTITY (NOTE 3)	-	(517)

SHAREHOLDERS' EQUITY (DEFICIT) (NOTE 13)
Common stock, $0.10 par value; 150,000,000 authorized; 12,082,173 and 11,383,373 issued and outstanding at February 28, 2009 and August 31, 2008, respectively	1,182	1,117
Preferred stock, $0.10 par value; 1,000,000 authorized; 296,180 and 79,180 issued and outstanding at February 28, 2009 and August 31, 2008, respectively	29,618	7,918
Additional paid-in capital and warrants outstanding	19,243	19,241
Accumulated deficit	(31,760)	(31,881)
Accumulated other comprehensive income (Note 14)	-	192
Total Shareholders' Equity (Deficit)	18,283	(3,413)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$32,244	$66,112

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Month Period Ended		Six Month Period Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
REVENUES
Service revenues	$16,428	$23,845	$34,664	$46,300
Product revenues	-	18,081	17,929	39,383
TOTAL REVENUES	16,428	41,926	52,593	85,683

COST OF REVENUES
Service cost of revenues	13,119	19,669	27,228	36,984
Product cost of revenues	-	15,730	14,944	33,262
TOTAL COST OF REVENUES	13,119	35,399	42,172	70,246

GROSS PROFIT	3,309	6,527	10,421	15,437

OPERATING EXPENSES
Selling, general and administrative expenses	2,807	7,415	9,176	14,380
Depreciation and amortization	215	727	591	1,418
Total Operating Expenses	3,022	8,142	9,767	15,798

OPERATING INCOME (LOSS)	287	(1,615)	654	(361)

OTHER INCOME (EXPENSE)
Interest income	72	78	70	157
Interest expense	-	(805)	(112)	(1,728)
Gain (Loss) on disposal of assets	(24)	(1)	(21)	(47)
Exchange rate gain	-	20	1	39
Other income	(39)	8	34	13
Total Other Income (Expense)	9	(700)	(28)	(1,566)

INCOME (LOSS) BEFORE MINORITY INTEREST IN VARIABLE INTEREST ENTITY	296	(2,315)	626	(1,927)

Minority Interest in Variable Interest Entity (Note 3)	-	273	-	468

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	296	(2,588)	626	(2,395)

Provision for income taxes	16	127	44	186

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	280	(2,715)	582	(2,581)

DISCONTINUED OPERATIONS
Loss from discontinued operations (Note 11)	(18)	-	(78)	-

NET INCOME (LOSS)	262	(2,715)	504	(2,581)

Preferred stock dividends	247	124	445	248

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$15	$(2,839)	$59	$(2,829)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.25)	$0.01	$(0.25)

Basic weighted average shares outstanding	12,015,506	11,391,823	11,700,131	11,391,823

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.25)	$0.00	$(0.25)

Diluted weighted average shares outstanding	14,574,558	12,658,637	13,306,986	12,714,263

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

			Additional		Accumulated
			Paid-in Capital		Other	Total
	Common	Preferred	and Warrants	Accumulated	Comprehensive	Shareholders'	Comprehensive
	Stock	Stock	Outstanding	Deficit	Income	Equity (Deficit)	Income

BALANCE AT AUGUST 31, 2008	$1,117	$7,918	$19,241	$(31,881)	$192	$(3,413)
Issuance of 708,800 shares of common stock for compensation	66	-	114	-	-	180	-
Retirement of 10,000 shares of common stock	(1)	-	(61)	62	-	-	-
Net income	-	-	-	504	-	504	504
Retirement of 79,180 shares of series B preferred stock	-	(7,918)	-	-	-	(7,918)	-
Issuance of 100,880 shares of series C preferred stock		29,618				29,618	-
Disposition of productive business assets	-	-	(51)	-	(192)	(243)	(192)
Preferred stock dividends	-	-	-	(445)	-	(445)	-

Total comprehensive income	-	-	-	-	-	-	$312

BALANCE AT FEBRUARY 28, 2009	$1,182	$29,618	$19,243	$(31,760)	$-	$18,283

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	February 28,	February 29,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$504	$(2,581)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	759	1,845
Provision for gains on accounts receivable	(9)	(23)
Loss on disposal of assets	21	47
Stock based compensation	180	-
Minority interest in variable interest entity income	-	468
Changes in certain operating assets and liabilities:
Restricted cash	204	(520)
Accounts receivable	1,323	3,610
Costs and estimated earnings in excess of billings on
uncompleted contracts	-	(3,876)
Inventory, net	116	1,701
Prepaid assets and other current assets	452	1,337
Assets of discontinued operations	322	-
Other long-term assets	5	(329)
Accounts payable	553	(3,415)
Health and workers' compensation reserves	(622)	9
Accrued expenses and other current liabilities	(2,164)	541
Billings in excess of costs and estimated earnings on
uncompleted contracts	-	(333)
Liabilities of discontinued operations	(23)	-
Net Cash Provided by (Used in) Operating Activities	1,621	(1,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(107)	(989)
Variable interest entity proceeds from sale of assets	-	390
Net Cash Used in Investing Activities	(107)	(599)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt majority shareholder	(300)	-
Payments on short and long-term debt	(34)	(1,072)
Variable interest entity payments on long-term debt	-	(580)
Debt issuance costs	-	(150)
Payments from convertible debentures	(3,405)	(909)
Dividends on preferred stock	(198)	(248)
Proceeds from variable interest entity member contributions	-	70
Distributions to variable interest entity members	-	(510)
Net Cash Used in Financing Activities	(3,937)	(3,399)

Effect of exchange rate changes on cash	-	28

NET DECREASE IN CASH AND EQUIVALENTS	(2,423)	(5,489)

CASH AND EQUIVALENTS
Beginning of Period	4,740	9,830

End of Period	$2,317	$4,341

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	February 28,	February 29,
	2009	2008
SUPPLEMENTAL DISCLOSURES
Interest paid	$77	$1,758

Income taxes paid	$41	$184

Non-cash investing and financing activities:
Stock distribution to variable interest entity members	$-	$923
Retirement of series B preferred stock in exchange for series C	(7,918)	-
Issuance of series C preferred stock in exchange for series B	7,918	-
Issuance of series C preferred stock for debt extinguishment	21,700	-
Term note receivable for disposition of assets	(3,240)	-
Reduction in term loan in exchange for disposition of assets	(10,000)	-
	$8,460	$923

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2008 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”).  The accompanying unaudited consolidated financial statements have been prepared by the Company without audit.  These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.  The operating results for the six-month period ended February 28, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Nature of Business: Fortune Industries, Inc. is an Indiana corporation, originally incorporated in Delaware in 1988.  The Company provides full service human resources outsourcing services through co-employment relationships with their clients.  As a holding company, the Company has historically invested in businesses that are undervalued, underperforming, or in operations that are poised for significant growth.  Management’s strategic focus is to support the revenue and earnings growth of its operations by creating synergies that can be leveraged to enhance the performance of the Company’s entities and by investing capital to fund expansion.  Effective November 30, 2008, the Company sold its subsidiaries in its Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies, and Electronics Integration business segments to a related party.  Refer to Note 2 for further details.  As of this date, management will focus all its financial and human capital resources on its subsidiaries in the Business Solutions segment.  The effect of this sale will impact the comparability of the Company’s financial information in future filings.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Fortune Industries, Inc. and its wholly-owned subsidiaries, and a variable interest entity (“VIE”) as described in Note 3.  Nor-Cote International, Inc., a wholly-owned subsidiary until November 30, 2008, contains foreign subsidiaries from the United Kingdom, China, and Singapore, which have been eliminated in consolidation at the Nor-Cote subsidiary level (Collectively, “Nor-Cote”).  Refer to Note 2 for further details.  As of November 30, 2008, the Company did not consolidate the VIE.  Refer to Note 3 for further details.  All significant inter-company accounts and transactions of the Company have been eliminated.

Foreign Currency Translation: Assets and liabilities of the foreign subsidiaries of Nor-Cote are translated into U. S. dollars at the exchange rate in effect at the end of the period.  Revenue and expense accounts are translated at a weighted-average of exchange rates in effect during the three months ending November 30, 2008.  Translation adjustments that arise from translating the subsidiaries’ financial statements from local currency to U.S. dollars are accumulated and presented, net of tax, as a separate component of shareholders’ equity (deficit).

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

Revenue and Cost Recognition: In the Business Solutions segment, Professional Staff Management, Inc. and subsidiaries (“PSM”); CSM, Inc. and subsidiaries and related entities (“CSM”); Precision Employee Management, LLC (“PEM”); and Employer Solutions Group, Inc. and related entities (“ESG”) bill clients under their Professional Services Agreement as licensed Professional Employer Organizations (collectively the “PEOs”), which includes each worksite employee’s gross wages, plus additional charges for employment related taxes, benefits, workers’ compensation insurance, administrative and record keeping, as well as safety, human resources, and regulatory compliance consultation.  Most wages, taxes and insurance coverage are provided under the PEOs’ federal, state, and local or vendor identification numbers.  No identification or recognition is given to the client when these monies are remitted or calculations are reported.  Most calculations or amounts the PEOs owe the government and its employment insurance vendors are based on the experience levels and activity of the PEOs with no consideration to client detail.  The PEOs bill the client their worksite employees’ gross wages plus an overall service fee that includes components of employment related taxes, employment benefits insurance, and administration of those items.  The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments.  The component of the service fee related to health, workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience.  Charges by the PEOs are invoiced along with each periodic payroll delivered to the client.

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

Consistent with their revenue recognition policy, the PEOs’ direct costs do not include the payroll cost of its worksite employees.  The Company’s direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

In the Wireless Infrastructure segment, Fortune Wireless, Inc. (“Fortune Wireless”) enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer.  Although the terms of its contracts vary considerably, most are made on a unit price basis in which Fortune Wireless agrees to do the work for units of work performed.  Fortune Wireless also performs services on a cost-plus or time and material basis.  Fortune Wireless completes most projects within twelve months.  Fortune Wireless generally recognizes revenue utilizing output measures, such as when services are performed, units are delivered or when contract milestones are reached or under the percentage of completion method as appropriate.  Cornerstone Wireless Construction Services, Inc. recognizes revenue solely using the percentage of completion method on contracts in process.  Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated cost of the contract.  The estimated total cost of a contract is based upon management’s best estimate of the remaining costs that will be required to complete a project.  The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term.  Costs and estimated earnings in excess of billings on uncompleted contracts are shown as a current asset.  Billings in excess of costs and estimated earnings on uncompleted contracts are shown as a current liability. Anticipated losses on contracts, if any, are recognized when they become evident.

In the Transportation Infrastructure segment, James H Drew Corporation and its subsidiaries (“JH Drew”) recognize revenue using the percentage of completion method on contracts in process.  Under this method, the portion of the contract price recognized as revenue is based on the ratio of costs incurred to the total estimated cost of the contract.  The estimated total cost of a contract is based upon management’s best estimate of the remaining costs that will be required to complete a project.  The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term.  Costs and estimated earnings in excess of billings on uncompleted contracts are shown as a current asset.  Billings in excess of costs and estimated earnings on uncompleted contracts are shown as a current liability.  Anticipated losses on contracts, if any, are recognized when they become evident.

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

In the Electronics Integration segment, revenue from the sale of products at Kingston Sales Corporation (“Kingston”) and Commercial Solutions, Inc. (“Commercial Solutions”) is recognized according to the terms of the sales arrangement, which is generally upon shipment.  Revenue is recognized when title and principal ownership transfers to the customer, which is generally when products are shipped to customers.  Products are generally sold on open account under credit terms customary to the geographic region of distribution.  Ongoing credit evaluations are performed on customers and Kingston and Commercial Solutions do not generally require collateral to secure accounts receivable.

Revenue is reduced by appropriate allowances, estimated returns, price concessions, and similar adjustments, as applicable.

Cash and Equivalents: Cash and equivalents may include money market fund shares, bank time deposits, certificates of deposits, and other instruments with original maturities of three months or less.

Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued as collateral under its health and accident benefit program, its workers’ compensation program, and certain general insurance coverage related to the Company’s Business Solutions segment.  At February 28, 2009, the Company had $5,166 in total restricted cash.  Of this, $1,874 is restricted for employer contributions to various health and accident benefit programs established under third party actuarial analysis, $2,832 is restricted for various workers’ compensation programs in accordance with terms of insurance carrier agreements, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.

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

As described in Note 8, the Company recognized impairment charges amounting to $8,740 during fiscal 2008 as a result of triggering events primarily within its Business Solutions, Ultraviolet Technologies and Electronics Integration segments.  Triggering events include: a) blatant violation of non-compete agreements with certain terminated employees within the Business Solutions segment coupled with the Company’s inability or unwillingness to enforce such agreements; b) a substantial change in the customer mix and number of worksite employees within the Business Solutions segment; c) losses incurred within certain operating units; d) significant downsizing of personnel and operations; and e) restructuring of management.

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

Research and Development Costs: Research and development costs are expensed as incurred and totaled $0 and $128 for the three month periods ended February 28, 2009 and February 29, 2008, respectively.  Research and development costs are expensed as incurred and totaled $131 and $243 for the six month periods ended February 28, 2009 and February 29, 2008, respectively.  Research and development expense is recorded in the Company’s Ultraviolet Technologies segment.

Advertising Costs: Adverting costs including marketing, advertising, publicity, promotion and other distribution costs are expensed as incurred and totaled $42 and $131 for the three months ended February 28, 2009 and February 29, 2008, respectively.  Adverting costs including marketing, advertising, publicity, promotion and other distribution costs are expensed as incurred and totaled $140 and $282 for the six months ended February 28, 2009 and February 29, 2008, respectively.

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

Debt and equity issuances may have features, which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the case of preferred stock instruments.  No issuances have beneficial conversion terms during of the three and six months ended February 28, 2009 and February 29, 2008.

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

NOTE 2 – DISPOSITION OF ASSETS AND PRO FORMA RESULTS

On December 11, 2008, the Company completed a transaction with an effective date as of November 30, 2008 to sell all of the outstanding shares of common stock of the following wholly-owned subsidiaries: James H Drew Corporation; Nor-Cote International, Inc.; Fortune Wireless, Inc.; and Commercial Solutions, Inc.  The subsidiaries were sold to related party entities owned by the Company’s two majority shareholders, the Chairman of the Board of Directors (“Chairman”) and the Chief Executive Officer (“CEO”).  The shares were sold in exchange for a $10,000 reduction in the outstanding balance of the Term Loan Note due to the Chairman, and a three year Promissory Note receivable in the amount of $3,240 with a maturity date of November 30, 2011.  The Promissory Note bears interest at the prime rate plus 1% and is interest-only for the first twelve months, with $50,000 and $100,000 monthly principal payments due beginning December 30, 2009 and December 30, 2010, respectively.  The unpaid balance at maturity is due in a lump sum payment.

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

Pro Forma Financial Statements

The accompanying unaudited pro forma consolidated statements of operations for the three and six months ended February 28, 2009 is presented as if the sale had been completed as of the beginning of the periods presented.  The unaudited pro forma consolidated statements of operations is presented for illustrative purposes only and is not necessarily indicative of the results of operations for the three and six months ended February 28, 2009 that would have actually been reported had the sales transaction occurred at the dates indicated, nor is it indicative of future financial position or results of operations.  The unaudited pro forma condensed consolidated statements of operations are based upon the respective historical financial statements of the Company and the subsidiaries.  The pro forma data give effect to actual operating results as if the previous acquisitions occurred as of the beginning of the period presented.  The pro forma data give effect to actual operating results prior to the dispositions and adjustments for the following:

•
To eliminate the impact of consolidating Fisbeck-Fortune Development, LLC (“FFD”), which prior to completion of the sales transaction, was considered a variable interest entity in conjunction with FIN 46R.  With the sale of the subsidiaries described in Note 2 and the cancellation of the lease agreement between Fortune Industries, Inc. and FFD, the primary beneficiary relationship between the entities ceased to exist.

•	To eliminate the results of operations of the subsidiaries sold.
•	To adjust the dividends to the terms of the Series C Preferred shares that were issued in conjunction with the sales transaction.

	For the Three Months Ended	For the Six Months Ended
	February 29,	February 28,	February 29,
	2008	2009	2008

Revenues	$22,258	$33,169	$42,627
Cost of Revenues	18,588	26,459	34,843

Gross Profit	3,670	6,710	7,784

Operating Expenses
Selling, general and administrative expenses	3,522	6,160	7,038
Depreciation and amortization	354	335	707

Total Operating Expenses	3,876	6,495	7,745

Operating Income (Loss)	(206)	215	39

Other Income (Expense)	69	31	147

Income Before Provision for Income Taxes	(137)	246	186

Provision for income taxes	123	-	178

Net Income (Loss)	(260)	246	8

Preferred stock dividends	370	740	740

Net Loss available to common shareholder	$(630)	$(494)	$(732)

Basic loss per common share	$(0.06)	$(0.04)	$(0.06)

Diluted loss per common share	$(0.06)	$(0.04)	$(0.06)

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

Effective November 30, 2008, the Company terminated its building lease for its corporate facilities with Fisbeck-Fortune Development, LLC.  No early termination penalties were incurred by the Company.  In addition, the Company sold its JH Drew and Nor-cote subsidiaries which were leasing the remainder of the facilities from Fisbeck-Fortune Development, LLC.  Refer to Note 2 for further details.  The termination of the lease and the sale of the subsidiaries provided for a triggering event under FIN 46.  As a result, effective November 30, 2008, the Company is no longer considered the primary beneficiary of the variable interest entity and is not required to consolidate Fisbeck-Fortune Development as of this date.

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

NOTE 4 - ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Accounts receivable and contracts receivable are summarized as follows:

	February 28, 2009 (Unaudited)	August 31, 2008 (Audited)

Account receivable	$2,316	$12,786
Contracts receivable
Progress billing	-	5,077
Retainages	-	897
	2,316	18,760
Less allowance for doubtful accounts and sales returns	(131)	(1,555)
	$2,185	$17,205

Long-term accounts receivable	$-	$865

NOTE 5 – CONTRACTS IN PROGRESS

Information related to contracts in progress is summarized as follows:

	February 28, 2009 (Unaudited)	August 31, 2008 (Audited)

Costs incurred on uncompleted contracts	$-	$20,904
Estimated earnings recognized to date on uncompleted contracts	-	3,910
	-	24,814
Less bilings on uncompleted contracts	-	(22,661)
	$-	$2,153

The net amount is included in the accompanying consolidated balance sheets under the following captions:

	February 28, 2009 (Unaudited)	August 31, 2008 (Audited)

Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$2,785
Billings in excess of costs and estimated earnings on uncompleted contracts	-	632
	$-	$2,153

NOTE 6 – INVENTORY

Inventories are summarized as follows:

	February 28, 2009 (Unaudited)	August 31, 2008 (Audited)

Raw materials	$-	$766
Work-in-process	-	21
Finished goods	13	4,190
	13	4,977
Less inventory reserve	-	(610)
	$13	$4,367

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including capital leases, are comprised of the following:

	February 28, 2009 (Unaudited)	August 31, 2008 (Audited)

Land and building	$-	$8,960
Machinery and equipment	-	6,586
Research equipment	-	371
Office equipment	2,553	5,229
Vehicles	339	3,173
Leasehold improvements	100	454
	2,992	24,773
Less accumulated depreciation	(2,098)	(14,024)
	$894	$10,749

The provision for depreciation amounted to $113, of which $0 is included in cost of revenues, and $512, of which $221 is included in cost of revenues, for the three-month periods ended February 28, 2009 and February 29, 2008, respectively.   The provision for depreciation amounted to $478, of which $168 is included in cost of revenues, and $999, of which $427 is included in cost of revenues, for the six-month periods ended February 28, 2009 and February 29, 2008, respectively.  Losses on disposal of assets totaled $21 for the three-month period ended February 28, 2009 related to various office equipment and vehicle disposals.  Losses on disposal of assets totaling $1 was recorded for the three-month period ended February 29, 2008 related to various building, office equipment, and vehicle disposals.  A total of $6,097 net of $729 of accumulated depreciation is included in the property, plant and equipment at February 29, 2008, related to a consolidated variable interest entity.  Effective November 30, 2008, the Company is no longer required to consolidate the variable interest entity.  Refer to Notes 2 and 3 for further details.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as recorded under SFAS 142, are summarized as follows:

	Business Solutions	Transportation Infrastructure	Total

Goodwill at August 31, 2008	$12,339	$152	$12,491
Goodwill disposition with sale of division	-	(152)	(152)
Goodwill at February 28, 2009	$12,339	$-	$12,339

The total amount of goodwill that is deductible for tax purposes is $9,462 and $9,476 at February 28, 2009 and February 29, 2008, respectively.  The Company recognized impairment on certain goodwill within its Ultraviolet Technologies segment of $4,694 and its Electronics Integration segment of $1,276 for the year ended August 31, 2008 based upon losses incurred within operating units and significant downsizing of personnel and operations.

The following table sets forth the gross carrying amount and accumulated amortization of the Company's other intangible assets:

	February 28, 2009
	(Unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (in years)

Customer relationships	$4,063	$1,255	$2,808	10
Tradename (not subject to amortization)	590	-	590
	$4,653	$1,255	$3,398

	August 31, 2008
	(Audited)
	Gross Carrying Amount	Accumulated Amorization	Net Book Value	Weighted Average Amortization Period (in years)

Customer relationships	$4,063	$1,051	$3,012	10
Tradename (not subject to amortization)	590	-	590
	$4,653	$1,051	$3,602

Intangible asset amortization expense is $102 and $206 for the three-month periods ended February 28, 2009 and February 29, 2008, respectively, which includes $78 and $127 of amortization related to loan origination fees, respectively.  Intangible asset amortization expense is $281 and $846 for the six-month periods ended February 28, 2009 and February 29, 2008, respectively, which includes $78 and $229 of amortization related to loan origination fees, respectively.  The Company recognized impairment charges amounting to $2,770 during fiscal 2008 as a result of triggering events primarily within its Business Solutions and Ultraviolet Technologies.  Triggering events include: a) blatant violation of non-compete agreements with certain terminated employees within the Business Solutions segment coupled with the Company’s inability or unwillingness to enforce such agreements; b) a substantial change in the customer mix and number of worksite employees within the Business Solutions segment; c) losses incurred within certain operating units; d) significant downsizing of personnel and operations; and e) restructuring of management.

Amortization expense on intangible assets currently owned by the Company at February 28, 2009 for each of the next five fiscal years is as follows:

2009	$204
2010	406
2011	406
2012	406
2013	406
2014 and thereafter	1,570
Total	$3,398

NOTE 9 - DEBT ARRANGEMENTS

The Company’s debt liabilities consisted of the following:

	February 28, 2009 (Unaudited)	August 31, 2008 (Audited)

Debt with majority shareholder
Term loan note due May 5, 2011. Interest at LIBOR plus 1.75% adjusted annually on June 1 until maturity. The loan requires a guarantee fee of 1.88% beginning June 5, 2008. The loan is secured by all assets and a personal guarantee of the Company’s Chief Executive Officer. Reduction in debt of $10,000 with disposition of divisions. Remainder converted to preferred stock on November 30, 2008.	$-	$32,000

Term note due in monthly installments of $3 including interest at 4.0% through September 2008. The loan is secured by vehicles and equipment. The loan was repaid in September 2008.	-	2

Notes payable
Revolving line of credit due May 31, 2010. Availability is limited to the lesser of $6 million or the borrowing base amount which is calculated monthly. Interest at prime minus .5%. The loan is secured by certain assets of the Company and limited personal guaranties of the two majority shareholders (the Chairman of the Board and the CEO of the Company). The loan is subject to certain covenants including a minimum tangible net worth and current ratio requirements. The note was sold on November 30, 2008. Refer to Note 2 for further details.	-	3,250

Term note due in monthly installments of $1, including interest at 4.3% through October 2009. The loan is secured by a vehicle. The remainder of the term notes were sold on November 30, 2008. Refer to Note 2 for further details.	8	274

Convertible Term Note
Convertible term note due in monthly installments of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan is guaranteed by the Company’s two majority shareholders. The loan was repaid in November 2008.	-	3,405

Variable interest entity
Revolving line of credit promissory note due August 29, 2008. Interest at LIBOR plus 1.6%. The loan is secured by real estate and personal guarantees of the Company’s two majority shareholders. Refer to Note 3 for further details.	-	2,200

Various term loans due in monthly installments totaling $44 plus interest at ranges from LIBOR plus 1.5% to LIBOR plus 1.6%. The loans mature at dates ranging from February 2009 through April 2011. The notes are secured by real estate and personal guarantees of the Company’s two majority shareholders. Refer to Note 3 for further details.	-	4,233

Capital leases
Various notes due in monthly installments of $2 including interest at ranges from 2.3% to 7.51% through November 2010. The loans are secured by equipment.	44	66

Total debt obligations	52	45,430

Less current maturities	(32)	(10,790)

Long-term portion of outstanding debt	$20	$34,640

Fiscal year principal payments due on long-term debt outstanding at February 28, 2009 are approximately as follows:

2009	$32
2010	14
2011	6
$52

Credit Facility Loan and Security Agreement

Effective June 2, 2008, the Company entered into a $32,000 term loan note with its majority shareholder and Chairman.  The credit facility matures on May 5, 2011 and bears interest at the one year LIBOR plus 1.75% adjusted on June 1 of each year until maturity.  In addition, the loan requires a guarantee fee of 1.88% beginning June 5, 2008.  The loan is secured by substantially all assets of the Company and personally guaranteed up to 50% by the Company’s CEO.  On December 11, 2008, the Company terminated the $32,000 Term Loan Note with an outstanding balance of $21,700 after the completion of the debt reduction for the disposition of assets with the Company’s majority shareholder and Chairman.  This termination was effective as of November 30, 2008.  The Company satisfied the Note in connection with the disposition of assets as set forth in Note 2, and did not incur any early termination penalties. Refer to Note 2 for further details.

On June 10, 2008, the Company’s wholly-owned subsidiary, JH Drew, entered into a $6 million revolving line of credit with KeyBank.  Availability under the credit facility is the lesser of $6 million or the borrowing base amount, which is calculated monthly as a percentage of the Company’s eligible assets.  The revolving line of credit incurs interest at the Prime Rate minus 0.5% and matures on May 31, 2010.  The credit facility is secured by certain assets of JH Drew and limited personal guaranties of Fortune’s two majority shareholders.  The credit facility is subject to certain covenants including a minimum tangible net worth and current ratio requirements.  Outstanding borrowings on this line of credit amounted to $3,250 at August 31, 2008.  The Company had $2,750 availability under the line of credit at August 31, 2008.  In November 2008, the Company utilized borrowing availability under this line of credit to pay off the remaining balance due on the convertible notes with Laurus Master Fund.  Effective November 30, 2008, JH Drew was sold and the revolving line of credit with KeyBank was no longer a liability of the Company.  Refer to Note 2 for further details.

Cancellation of Line of Credit - Related Party

On June 30, 2008, the Company exchanged 66,180 shares of non-voting Series A Preferred Stock with $0.10 par value and a dividend of $7.50 per share for 66,180 shares of non-voting Series B Preferred Stock with $0.10 par value and a dividend of $10.00 per share.

As described in Note 13, on June 30, 2008, the Company issued 13,000 shares of non-voting Series B Preferred Stock with a par value of $0.10 per share and a dividend of $10.00 per share in consideration for the termination of the Company’s Term Loan Note in the amount of $1,300 with its majority shareholder.  The unsecured Term Note was due on November 1, 2010 and paid interest at LIBOR plus 3.0%.

On December 11, 2008, the Company exchanged 79,180 shares of non-voting Series B Preferred Stock with $0.10 par value and a dividend of $10 per share for 79,180 shares of non-voting Series C Preferred Stock with $0.10 par value and a dividend of $5 per share in years one and two subsequent to the transaction date, $6 per share in year three subsequent to the transaction date and $7 per share thereafter.

As described in Note 13, on December 11, 2008 with an effective date of November 30, 2008, the Company issued 217,000 shares of non-redeemable, non-voting cumulative Series C preferred stock with a par value of $0.10 per share and an annual dividend of $5 per share in years one and two subsequent to the transaction date, $6 per share in year three subsequent to the transaction date and $7 per share thereafter. The shares were issued in consideration for the termination of the Company’s Term Loan Note in the amount of $21,700 with its majority shareholder.  Refer to Note 2 for further details.

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

NOTE 11 - DISCONTINUED OPERATIONS

Effective November 30, 2008, the Company ceased its operations in Kingston Sales Corporation and Telecom Technology Corporation, which were part of the Electronics Integration segment.  The results of the above are reported in discontinued operations in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows as of, and for the three and six months ending February 28, 2009.  The segment results in Note 21 for the three and six months ending February 28, 2009 reflect the reclassification of the discontinued operations.  Revenues from discontinued operations were $109 and $939 for the three and six months ending February 28, 2009.  The net losses from discontinued operations were $18 and $78 for the three and six months ending February 28, 2009.

NOTE 12– EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to one million shares of common stock.  During the period ended February 28, 2009, 708,800 restricted share units were issued under this plan.

Warrants

In connection with the disposition of assets referred to in Note 2, the Company issued the Chairman and majority shareholder 2,200,000 warrants that are each convertible into one share of common stock with an exercise price of $ .40 per share.  The remaining contractual term on these warrants is through November 30, 2018.

NOTE 13- SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

The following are the details of the Company's common stock as of February 28, 2009 and August 31, 2008:

	Number of Shares
	Authorized	Issued	Outstanding	Amount
February 28, 2009
Common stock, $0.10 par value	150,000,000	12,082,173	12,082,173	$1,182

August 31, 2008
Common stock, $0.10 par value	150,000,000	11,383,373	11,383,373	$1,117

There were a total of 708,800 shares issued for the period ended February 28, 2009.  There was a total 10,000 shares that were retired during the period ended February 28, 2009.

Preferred Stock

The following are the details of the Company's non-voting preferred stock as of February 28, 2009 and August 31, 2008:

	Number of Shares
	Authorized	Issued	Outstanding	Amount
February 28, 2009:
Preferred stock, Series A $0.10 par value	1,000,000	66,180	-	$-
Preferred stock, Series B $0.10 par value	1,000,000	79,180	-	$-
Preferred stock, Series C $0.10 par value	1,000,000	296,180	296,180	$29,618

August 31, 2008:
Preferred stock, Series A $0.10 par value	1,000,000	66,180	-	$-
Preferred stock, Series B $0.10 par value	1,000,000	79,180	79,180	$7,918

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

Effective November 30, 2008, the Company exchanged the 79,180 shares non-voting Series B Preferred Stock with $0.10 par value and a dividend of $10.00 per share for non-voting Series C Preferred Stock with $0.10 par value and annual dividends of $5 per share in years ending November 30, 2009 and 2010, $6 per share in the year ending November 30, 2011 and $7 per share thereafter. The dividends will be paid on a pro-rata basis monthly.

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

The shares issued are single class and pay on a monthly basis an annual cash dividend of $5 per share in years ending November 30, 2009 and 2010, $6 per share in the year ending November 30, 2011 and $7 per share thereafter. Dividends of $247 and $124 were paid and/or accrued for the three months ended February 28, 2009 and February 29, 2008, respectively. Dividends of $445 and $248 were paid and/or accrued for the six months ended February 28, 2009 and February 29, 2008, respectively.

Treasury Stock

The Company had no outstanding shares of treasury stock at February 28, 2009 or August 31, 2008.

NOTE 14- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Significant components of accumulated other comprehensive income (loss) is as follows:

	Foreign Currency Adjustments	Accumulated Other Comprehensive Income

Balance at August 31, 2008	$192	$192

Period change	(192)	(192)

Balance at February 28, 2009	$-	$-

The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax assets or accumulated other comprehensive income (loss).

NOTE 15 - PER SHARE DATA

The following presents the computation of basic income per common share and diluted income per common share:

	Three Month Period Ended		Six Month Period Ended
	February 28, 2009 (Unaudited)	February 29, 2008 (Unaudited)	February 28, 2009 (Unaudited)	February 29, 2008 (Unaudited)

Net Income (Loss) Available to Common Shareholders	$15	$(2,839)	$59	$(2,829)

Basic Income (Loss) per Common Share	$-	$(0.25)	$0.01	$(0.25)

Basic weighted average number of common shares outstanding	12,015,506	11,391,823	11,700,131	11,391,823

Diluted Income (Loss) per Common Share	$-	$(0.25)	$-	$(0.25)

Diluted weighted average number of common shares outstanding	14,574,558	12,658,637	13,306,986	12,714,263

NOTE 16- OPERATING LEASE COMMITMENTS

Property Lease Commitments

Segment	Location(s)	Description
Business Solutions	Richmond, IN (1); Indianapolis, IN (2); Brentwood, TN (3); Provo, UT (4); Tucson, AZ (5); Loveland, CO (6)	Offices
Corporate	Indianapolis, IN (7)	Offices

(1)
The lease on this property is with the former Chief Operating Officer of the Company.  The operating lease agreement provides for monthly base rent of $4 through August 31, 2010, with nominal annual increases. The agreement also includes a one-year renewal option.

(2)
The Company maintained a sublease obligation that provides for monthly base rent of $5 through December 31, 2008 and may be adjusted annually to fair market value or to increases defined in the agreement. The lessee pays most expenses related to the building including repairs and maintenance, insurance, and property taxes. There is no renewal option.

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

(6)
The Company maintains an operating lease agreement that provides for monthly base rent of $2 through January 31, 2014.  The lessee pays most expenses related to repairs, maintenance, property taxes, and insurance.  The lessor is required to carry minimal amounts of insurance.

(7)
The Company maintains an operating lease agreement with a limited liability Company that is owned by the majority shareholders.  The operating lease agreement provides for monthly base rent of $10 through November 30, 2013, adjusted annually to fair market value.  The agreement also includes a one-year renewal option.  The lease is an “Absolute Triple Net Lease” which provides for the lessee to pay most expenses related to the building including repairs and maintenance, insurance, and property taxes.

Rent expense under these agreements amounted to $142 and $289 for the three and six months ending February 28, 2009.

Future minimum commitments under these agreements at February 28, 2009 are approximately as follows:

Facilities
2009	$359
2010	681
2011	648
2012	449
2013	302
2014 and thereafter	1,307
$3,746

NOTE 17 - RELATED PARTY TRANSACTIONS

The following is a summary of related party amounts included in the consolidated financial statements at February 28, 2009 and August 31, 2008, respectively:

	February 28, 2009 (Unaudited)	August 31, 2008 (Audited)
Assets:
Long-term note receivable	$3,276	$-

Liabilities:
Long-term line of credit	-	(32,000)
Installment notes payable	-	(2)

Net assets (liabilities)	$3,276	$(32,002)

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

The term loan represents a loan from the Company’s majority shareholder and matures on May 5, 2011.  See Note 9 for further details.  Effective November 30, 2008, the Company issued 217,000 shares of $0.10 par value Series C preferred stock to the Company’s majority shareholder as consideration for cancellation of this debt obligation.  Refer to Note 2 and Note 9 for further details.

The installment notes payable represents loans for equipment and vehicle purchases by the Company’s majority shareholder.  The loans are secured by the respective assets acquired and expire no later than September 30, 2008.  The notes were repaid in September 2008.  Interest expense is immaterial.  See Note 9 for further details.

The following is a summary of related party amounts included in the consolidated statements of operations for the six months ending February 28, 2009 and February 29, 2008, respectively:

	February 28, 2009 (Unaudited)	February 29, 2008 (Unaudited)
Revenues:
Business Solutions (1)	$284	$-
Electronics Integration (11)	5	-
Total	289	-

Expenses:
Business Solutions (2)	211	173
Wireless Infrastructure (3) (4) (5)	39	136
Transportation Infrastructure (6)	75	150
Ultraviolet Technologies (7)	21	42
Electronics Integration (3)	44	57
Holding Company (8) (9) (10)	337	508
Total	$727	$1,066

(1)	During the six months ending February 28, 2009, the Company’s CSM and PSM subsidiaries performed $284 worth of services for businesses owned by the Company’s two majority shareholders.
(2)
The Company’s PSM subsidiary holds a lease for an office building in Richmond, IN from the former Chief Operating Officer of the Company.  The lease is for a period of five years and expires in August 2010. The agreement provides for base rent of $4 per month with nominal annual increases.  Rent and related expense of $24 was recognized for the six months ended February 28, 2009 and February 29, 2008, respectively.  The Company’s ESG subsidiary is entered into a lease agreement for an office building in Provo, Utah which is leased from a limited liability company in which ESG’s former President is a member of the limited liability company.  The lease is due to expire January 31, 2012.  Rent and related expense of $157 and $149 were recognized for the six months ended February 28, 2009 and February 29, 2008, respectively.  The Company’s ESG subsidiary holds a lease for an office building in Tucson, AZ from a Company owned by a former employee.  The lease is for a period of three years and expires in January 2010.  Rent and related expenses of $30 were recognized for the six months ended February 28, 2009 and February 29, 2008, respectively.

(3)
The Company maintained an operating lease agreement for the rental of a building with a limited liability company owned by the Company’s two majority shareholders.  A majority of the Company’s subsidiaries maintain offices and or warehouse space in the facility. The lease agreement includes a ten-year term with one option to extend the lease term for a one-year period.  The lease was terminated on November 30, 2008.  The agreement provides for a monthly base rent of $28 per month.  The base rent shall be adjusted annually to fair market value. In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $82 and $77 were recognized for the six months ended February 28, 2009 and February 29, 2008, respectively.

(4)
The Company maintains a debt obligation to its majority shareholder for the purchase of vehicles and equipment. The loans are secured by the assets and pay interest at 6%.  Interest expense of $1 was recognized for the six months ending February 28, 2009 and February 29, 2008, respectively.  The debt was repaid in November 2008.

(5)
The Company’s Fortune Wireless subsidiary maintains an operating lease agreement for rental of a building with a limited liability company owned by the Company’s two majority shareholders.  The operating lease agreement provides for monthly base rent of $4 through April 30, 2011, adjusted annually to fair market value.  The building was sold and the lease was terminated in November 2007.  Rent and related expenses of $12 was recognized for the six months ended February 29, 2008.

(6)
The Company’s JH Drew subsidiary maintains an operating lease agreement for rental of three buildings located in Indiana, Tennessee and Missouri with a limited liability company owned by the Company’s two majority shareholders.  The lease agreement includes a five-year term with one option to extend the lease term for a one-year period and provides for base rent of $25 per month. The base rent shall be adjusted annually to fair market value.  In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  The lease was terminated on November 30, 2008.  Rent and related expenses of $75 and $150 were recognized for the six months ending February 28, 2009 and February 29, 2008, respectively.

(7)
The Company’s Nor-Cote subsidiary maintains an operating lease agreement for rental of a building with a limited liability company owned by the Company’s two majority shareholders.  The agreement provides for monthly base rent of $7 and expires in August 2009.  The lease was terminated on November 30, 2008.  The base rent shall be adjusted annually to fair market value.  The Agreement also includes one renewal option, which allows the Company to extend the lease term for an additional year.  Rent and related expenses of $21 and $42 were recognized for the six months ending February 28, 2009 and February 29, 2008, respectively.

(8)
The Company maintains an operating lease agreement for the rental of a building with a limited liability company owned by the Company’s two majority shareholders.  The lease agreement includes a ten-year term with one option to extend the lease term for a one-year period.  The agreement provides for a monthly base rent of $88 per month.  The base rent shall be adjusted annually to fair market value.  In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  The lease was terminated on November 30, 2008.  Rent and related expenses of $263 and $471 were recognized for the six months ending February 28, 2009 and February 29, 2008, respectively.

(9)
As described in Note 9, the Company entered into various unsecured line of credit agreements with its majority shareholder.  Interest expense booked on these agreements amounted to $7 and $37 for the six months ending February 28, 2009 and February 29, 2008, respectively.

(10)
Guarantee fees approved by the Company’s Board of Directors were paid during the six months ending February 28, 2009 to the Company’s CEO in the amount of $150.  The fees were associated with the Company’s CEO providing personal guarantees for a substantial portion of the Company’s debt obligations.

(11)	During the six months ending February 28, 2009, the Company’s Telecom Technology Corp.subsidiary performed $5 worth of services for a business owned by the Company’s two majority shareholders.

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

NOTE 18- SIGNIFICANT ESTIMATES

Significant estimates have been made by management with respect to the realizability of the Company’s deferred tax assets.  Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.  The net increase (decrease) in the valuation allowance for deferred income tax assets was $162 and $986 at February 28, 2009 and February 29, 2008, respectively.  The valuation allowance relates primarily to net operating loss carry forwards, tax credit carry forwards, and net deductible temporary differences.  The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company’s earnings history and the Company’s near-term earnings expectations.  At February 28, 2009, management believes it is more likely than not that the majority of net deferred income tax assets will not be realized.

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

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to the Company’s vendors under health insurance and workers’ compensation contracts and to guarantee performance under the Company’s contracts.  Such letters of credit are generally issued by a bank or similar financial institution.  The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions.  If this were to occur, the Company would be required to reimburse the issuer of the letter of credit.  Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement.  The Company does not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.   As of February 28, 2009, the Company had approximately $5.2 million in restricted cash primarily to secure obligations under its PEO contracts in the Business Solutions segment.

NOTE 21 - SEGMENT INFORMATION

Effective November 30, 2008, the Company sold or discontinued operations in its Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies, and Electronics Integration segments.  As a result, the Company currently has one reportable business segment, Business Solutions.  Prior to December 1, 2008, the Company was organized into five reportable business segments;  Business Solutions, Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies, and Electronics Integration.  The Company’s reportable business segments are organized in a manner that reflects how management reviews and evaluates those business activities.  Certain businesses have been grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics.  The segments are organized as follows:

Segment & Entity	Business Activity

Business Solutions
Professional Staff Management, Inc. and subsidiaries; CSM, Inc. and subsidiaries and related entities; Employer Solutions Group, Inc. and related entities; Precision Employee Management, LLC	Provider of outsourced human resource services

Wireless Infrastructure
Fortune Wireless, Inc.; Magtech Services, Inc.; Cornerstone Wireless Construction Services, Inc.; James Westbrook & Associates, LLC	Provider turnkey development services for the deployment of wireless networks

Transportation Infrastructure
James H. Drew Corp. and subsidiaries	Installer of fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel

Ultraviolet Technologies
Nor-Cote International, Inc. and subsidiaries	Manufacturer of UV curable screen printing ink products

Electronics Integration
Kingston Sales Corporation; Commercial Solutions, Inc.; Telecom Technology, Corp.	Distributor and installer of home and commercial electronics

The following tables report data by segment and exclude revenues from transactions with other operating segments:

	Business	Holding	Segment
	Solutions (1)	Company	Totals
3-Months Ended February 28, 2009
Revenue	$16,428	$-	$16,428
Cost of revenue	13,119	-	13,119
Gross profit	3,309	-	3,309
Operating expenses
Selling, general and administrative	2,854	(47)	2,807
Depreciation and amortization	166	49	215
Total operating expenses	3,020	2	3,022

Segment operating income (loss)	$289	$(2)	$287

(1)	Gross billings of $141,056 less worksite employee payroll costs of $124,628.

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Total
3-Months Ended February 29, 2008
Revenue	$22,258	$4,253	$10,047	$2,811	$2,556	$41,925
Cost of revenue	18,588	3,558	9,228	1,621	2,404	35,399
Gross profit	3,670	695	819	1,190	152	6,526
Operating expenses
Selling, general and administrative	3,290	1,112	1,024	1,185	476	7,087
Depreciation and amortization	354	41	5	83	11	494
Total operating expenses	3,644	1,153	1,029	1,268	487	7,581

Segment operating income (loss)	$26	$(458)	$(210)	$(78)	$(335)	$(1,055)

	Holding	Consolidated	VIE	Segment
	Company	VIE	Elimination	Totals
3-Months Ended February 29, 2008
Revenue	$-	$421	$(420)	$41,926
Cost of revenue	-	-	-	35,399
Gross profit	-	421	(420)	6,527
Operating expenses
Selling, general and administrative	748	-	(420)	7,415
Depreciation and amortization	185	48	-	727
Total operating expenses	933	48	(420)	8,142

Segment operating income (loss)	$(933)	$373	$-	$(1,615)

(1) Gross billings of $161,416 less worksite employee payroll costs of $139,158.

	Business	Wireless	Transportation	Ultraviolet	Electronics	Holding
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Company	Totals
6-months ended February 28, 2009
Revenue	$33,169	$3,312	$12,090	$2,771	$1,251	$-	$52,593
Cost of revenue	26,459	2,458	10,747	1,596	912	-	42,172
Gross profit	6,710	854	1,343	1,175	339	-	10,421
Operating expenses
Selling, general and administrative	6,014	650	781	1,320	238	173	9,176
Depreciation and amortization	335	11	5	59	1	180	591
Total operating expenses	6,349	661	786	1,379	239	353	9,767

Segment operating income (loss)	$361	$193	$557	$(204)	$100	$(353)	$654

(1) Gross billings of $290,604 less worksite employee payroll costs of $257,435.

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Total
6-Months Ended February 29, 2008
Revenue	$42,627	$9,780	$21,627	$6,077	$5,569	$85,680
Cost of revenue	34,843	7,399	19,486	3,503	5,015	70,246
Gross profit	7,784	2,381	2,141	2,574	554	15,434
Operating expenses
Selling, general and administrative	6,659	2,192	1,839	2,486	901	14,077
Depreciation and amortization	707	82	9	153	25	976
Total operating expenses	7,366	2,274	1,848	2,639	926	15,053

Segment operating income (loss)	$418	$107	$293	$(65)	$(372)	$381

	Holding	Consolidated	VIE	Segment
	Company	VIE	Elimination	Totals
6-Months Ended February 29, 2008
Revenue	$-	$854	$(851)	$85,683
Cost of revenue	-	-	-	70,246
Gross profit	-	854	(851)	15,437
Operating expenses
Selling, general and administrative	1,137	17	(851)	14,380
Depreciation and amortization	345	97	-	1,418
Total operating expenses	1,482	114	(851)	15,798

Segment operating income (loss)	$(1,482)	$740	$-	$(361)

(1) Gross billings of $316,530 less worksite employee payroll costs of $273,903.

	Business	Electronics	Holding
	Solutions	Integration	Company	Totals
As of February 28, 2009 (Unaudited)
Current Assets
Cash and equivalents	$2,264	$-	$53	$2,317
Restricted cash	5,166	-	-	5,166
Accounts receivable, net	2,181	-	4	2,185
Inventory, net	13	-	-	13
Deferred tax asset	1,489	-	-	1,489
Prepaid expenses and
other current assets	949	-	(16)	933
Assets of discontinued operations, net	-	191	-	191
Total Current Assets	12,062	191	41	12,294

Other Assets
Property, plant & equipment, net	557	-	337	894
Goodwill	12,339	-	-	12,339
Other intangible assets, net	3,398	-	-	3,398
Term note receivable-related party	-	-	3,276	3,276
Other long term assets	22	-	21	43
Total Other Assets	16,316	-	3,634	19,950

Total Assets	$28,378	$191	$3,675	$32,244

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
	Solutions	Infrastructure	Infrastructure	Technologies	Integration	Total
As of August 31, 2008 (Audited)
Current Assets
Cash and equivalents	$2,055	$230	$1,029	$527	$48	$3,889
Restricted cash	5,370	-	-	-	-	5,370
Accounts receivable, net	3,093	2,760	8,147	1,859	1,442	17,301
Costs and estimated earnings in excess
of billings on uncompleted contracts	-	192	2,593	-	-	2,785
Inventory, net	17	39	2,312	1,646	353	4,367
Deferred tax asset	922	-	613	-	-	1,535
Prepaid expenses and
other current assets	1,263	233	361	302	65	2,224
Total Current Assets	12,720	3,454	15,055	4,334	1,908	37,471

Other Assets
Property, plant & equipment, net	641	306	1,418	1,916	42	4,323
Accounts receivable - long term	-	6	859	-	-	865
Goodwill	12,339	-	152	-	-	12,491
Other intangible assets, net	3,602	-	-	-	-	3,602
Other long term assets	23	-	-	13	-	36
Total Other Assets	16,605	312	2,429	1,929	42	21,317

Total Assets	$29,325	$3,766	$17,484	$6,263	$1,950	$58,788

	Holding	Consolidated	Segment
	Company	VIE	Totals
As of August 31, 2008 (Audited)
Current Assets
Cash and equivalents	$831	$20	$4,740
Restricted cash	-	-	5,370
Accounts receivable, net	(96)	-	17,205
Costs and estimated earnings in excess			-
of billings on uncompleted contracts	-	-	2,785
Inventory, net	-	-	4,367
Deferred tax asset	-	-	1,535
Prepaid expenses and			-
other current assets	114	(75)	2,263
Total Current Assets	849	(55)	38,265

Other Assets
Property, plant & equipment, net	424	6,002	10,749
Accounts receivable - long term	-	-	865
Goodwill	-	-	12,491
Other intangible assets, net	-	-	3,602
Other long term assets	103	1	140
Total Other Assets	527	6,003	27,847

Total Assets	$1,376	$5,948	$66,112

NOTE 22 – GOING CONCERN

The accompanying consolidated financials statements have been prepared assuming that the Company will continue as a going concern.  The Company had cash flow provided by operations of $1,621 for the six months ended February 28, 2009.  As described in Note 2, by selling the subsidiaries in four segments that overall have been underperforming and require a higher level of working capital investment, management believes they will be able to start generating positive cash flows immediately.  The conversion of the outstanding debt to preferred stock by the Company’s majority shareholder will also result in a significant decrease in the debt service requirements in 2009.  With the Company’s human capital and financial resources all focusing on the profitability of a segment that historically has generated operating income and strong cash flows from operations, management believes the Company will have adequate cash to fund anticipated needs through August 31, 2009.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Until November 30, 2008, we classified our businesses under five operating segments:  Business Solutions; Wireless Infrastructure; Transportation Infrastructure; Ultraviolet Technologies; and Electronics Integration.   Effective November 30, 2008, we approved the sale of all of our remaining operating subsidiaries within four of our five segments (Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Infrastructure, and Electronics Integration).  Consequently, as of the effective date of the transaction, our Business Solutions segment is the Company’s remaining operating segment.  The sales transaction, combined with other significant events disclosed in Note 2 of our financial statements in Item 1, will change the focus of our Company in fiscal 2009 and thereafter.  This operational change in our Company will impact the comparability of our financial information compared to historical data presented in past filings.

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

Business Solutions Segment

The Business Solutions segment is comprised of Professional Employer Organizations (PEOs) which provide full-service human resources outsourcing services through co-employment relationships with their clients.  Companies operating in the Business Solutions Segment include PSM, CSM, PEM, and ESG.  Our PEOs provide services typically managed by a company’s internal human resources and accounting departments, including payroll and tax processing and management, worker’s compensation and risk management, benefits administration, unemployment administration, human resource compliance services, 401k and retirement plan administration and employee assessments.  Clients represent a wide variety of industries from healthcare, professional services, software development, manufacturing logistics, telemarketing and construction. Combined, these organizations provide co-employment services to approximately 15,600 employees in 47 states.

Wireless Infrastructure Segment

Through November 30, 2008, we invested in wireless infrastructure businesses, having completed six acquisitions primarily related to infrastructure products and service offerings related to the development, marketing, management, maintenance and upgrading of wireless telecommunications sites.  While services are still offered under certain subsidiaries, in November 2005 we began marketing the consolidated services of these subsidiaries under the Fortune Wireless name brand to promote our ‘turn-key’ service offerings whereby we assist with multiple areas of wireless infrastructure under integrated contracting arrangements.  Turn-key services include site acquisition, engineering, architecture and design, and construction/technical services.

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure segment.

Site Acquisition

Through November 30, 2008, the Company owned a subsidiary that performs site acquisition services for the wireless telecommunications industry which include program management, site leasing, land use planning, architectural & engineering design, construction management, co-location facilitation, environmental services, lease renegotiation, site marketing and asset management.

Engineering, Architecture and Design

Through November 30, 2008, the Company owned subsidiaries that perform engineering, architecture and design services for the wireless, telecommunications, real estate development, municipal, and petroleum industries.  The telecommunications industry includes cellular, personal communication services (PCS), specialized mobile radio (SMR), enhanced specialized mobile radio (ESMR), microwave systems, fixed wireless, broadband and fiber optics technologies for carriers, tower consolidators and utilities.  Services also included structural analysis and design of improvements to telecommunications towers, the structural design and analysis of buildings, commercial and residential land development projects, including re-zoning of properties.

Construction/Technical Services

Through November 30, 2008, the Company owned a subsidiary that performs construction services for the telecommunications industry, primarily consisting of developing and upgrading wireless networks for wireless carriers.  Services include: program and construction management; electrical, foundation, and tower installations; and antennae and line installations.  Technical Services are performed for wireless equipment manufacturers and service providers including switch and radio base station engineering.  Services include site, survey, delivery, installation and integration for the implementation of end user equipment offered by a wide range of wireless equipment manufacturers.

Subsidiaries operating in the Company’s Wireless Infrastructure segment included Fortune Wireless, Magtech Services, Inc., Cornerstone Wireless Construction Services, Inc. and James Westbrook & Associates, LLC.

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure segment.

Transportation Infrastructure Segment

Through November 30, 2008, the Company owned subsidiaries in its Transportation Infrastructure segment that assist customers with the development, maintenance and upgrading of transportation infrastructure and commercial construction projects.  Transportation infrastructure products and services are performed by JH Drew.  JH Drew was acquired in April 2004 and has been operating for over fifty years servicing contractors and state departments of transportation throughout the Midwestern United States.  JH Drew is a leading specialty contractor in the field of transportation infrastructure, including guardrail, electrical components, and the fabrication and installation of structural steel for commercial buildings.

Effective November 30, 2008, the Company sold its subsidiaries operating in the Transportation Infrastructure segment.

Ultraviolet Technologies Segment

Through November 30, 2008, the Company owned subsidiaries in its Ultraviolet (UV) Technologies segment that manufactured UV curable screen printing inks.  UV Technologies products are manufactured by Nor-Cote, which we acquired in July 2003. These ink products are printed on many types of plastic, metals and other substrates that are compatible with the UV curing process.  Typical applications are plastic sheets, point-of-purchase (POP) signage, banners, decals, cell phones, bottles and containers, CD and DVD, rotary-screen printed labels, and membrane switch overlays for conductive ink.  Nor-Cote has operating facilities in the United States, United Kingdom, China, Singapore and Mexico, with worldwide distributors located in South Africa, Australia, Canada, China, Colombia, Hong Kong, India, Indonesia, Italy, Japan, Korea, Mexico, New Zealand, Poland, Spain, Taiwan, Thailand and the United States.

Effective November 30, 2008, the Company sold its subsidiaries operating in the Ultraviolet Technologies segment.

Electronics Integration Segment

Through November 30, 2008, the Company owned subsidiaries in its Electronics Integration segment that sell and install a variety of electronic products and equipment, including video, sound and security products.  Subsidiaries included Kingston, Commercial Solutions and Telecom Technology Corp. (TTC) d/b/a Audio-Video Revolution, Inc. (AVR).

Kingston and Commercial Solutions are distributors for prominent national companies in the electronic, sound, security, and video markets.  Customers include businesses in the hospitality, healthcare, education, transportation and retail industries.  Product offerings include the latest technology in HDTV displays, including LCD’s and plasma televisions, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems.  The Electronics Integration segment also includes mobile audio products for the RV and marine industry, as well as telecommunications products for commercial and residential applications.  Kingston was acquired in July 2002.  Commercial Solutions began operations in December 2003.

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

RESULTS OF OPERATIONS:  COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

Executive Overview of Financial Results

Results of operations for the three and six-month periods ended February 28, 2009 and February 29, 2008 are as follows:

	Revenue for the		Operating income (loss) for the
	3-months ended February 28 and February 29,		3-months ended February 28 and February 29,
	2009	2008	2009	2008
	(Dollars in thousands)
Business Solutions	$16,428	$22,258	$289	$26
Wireless Infrastructure	-	4,253	-	(458)
Transportation Infrastructure	-	10,047	-	(210)
Ultraviolet Technologies	-	2,811	-	(78)
Electronics Integration	-	2,556	-	(335)
Holding Company	-	-	(2)	(933)
Variable Interest Entity	-	421	-	373
Variable Interest Entity Elimination	-	(420)	-	-
Segment Totals	$16,428	$41,926	$287	$(1,615)

Net Income (Loss) Available to Common Shareholders			$15	$(2,839)

	Revenue for the		Operating income (loss) for the
	6-months ended February 28 and February 29,		6-months ended February 28 and February 29,
	2009	2008	2009	2008
	(Dollars in thousands)
Business Solutions	$33,169	$42,627	$361	$418
Wireless Infrastructure	3,312	9,780	193	107
Transportation Infrastructure	12,090	21,627	557	293
Ultraviolet Technologies	2,771	6,077	(204)	(65)
Electronics Integration	1,251	5,569	100	(372)
Holding Company	-	-	(353)	(1,482)
Variable Interest Entity	-	854	-	740
Variable Interest Entity Elimination	-	(851)	-	-
Segment Totals	$52,593	$85,683	$654	$(361)

Net Income (Loss) Available to Common Shareholders			$59	$(2,829)

Net income available to common stock shareholders was $0.01 million or $0.00 per diluted share on revenue of $16.4 million for the three month period ended February 28, 2009 compared with net loss available to common stock shareholders of ($2.8) million or ($0.25) per diluted share on revenue of $41.9 million for the three month period ended February 29, 2008.  This represents a 61% decrease in revenue and a 101% percent increase in net income.

Net income available to common stock shareholders was $0.06 million or $0.01 per diluted share on revenue of $52.6 million for the six month period ended February 28, 2009 compared with net loss available to common stock shareholders of ($2.8) million or ($0.25) per diluted share on revenue of $85.7 million for the six month period ended February 29, 2008.  This represents a 39% decrease in revenue and a 102% percent increase in net income.

The following factors primarily contributed to the decrease in revenue for the three-month period ended February 28, 2009:

·	The Business Solutions decreases are due to a decrease in the total number of worksite employees as a result of the overall downturn in economic conditions.
·	The Wireless Infrastructure, Ultraviolet Technologies, and the Electronics Integration decreases are due to the sale and or discontinuation of operations for the subsidiaries in these divisions.

The following factors primarily contributed to the decrease in revenue for the six-month period ended February 28, 2009:

·	The Business Solutions decreases are due to a decrease in the total number of worksite employees as a result of the overall downturn in economic conditions.
·	The Wireless Infrastructure, Ultraviolet Technologies, and the Electronics Integration decreases are due to the sale and or discontinuation of operations for the subsidiaries in these divisions.

The following factors primarily contributed to the increase in segment operating income for the three-month period ended February 28, 2009:

·	Increases in the Business Solutions are due to a decrease in claims related to health and workers’ compensation plans and a decrease in operating expenses.
·	The Wireless Infrastructure, Ultraviolet Technologies, and the Electronics Integration increases are due to the sale and or discontinuation of operations for the subsidiaries in these divisions.

The following factors primarily contributed to the increase in segment operating income for the six-month period ended February 28, 2009:

·
Decreases in the Business Solutions are due to a decrease in gross revenue, an increase in SUTA rates and unfavorable claims related to health and workers’ compensation plans in one of the Company’s subsidiaries.

·	The Wireless Infrastructure, Ultraviolet Technologies, and the Electronics Integration increases are due to the sale and or discontinuation of operations for the subsidiaries in these divisions.

Results by segment are described in further detail as follows:

Business Solutions

Business Solutions segment operating results for three and six-month period ended February 28, 2009 and February 29, 2008 are as follows:

	Three Month Period Ended				Six Month Period Ended
	February 28, 2009		February 29, 2008		February 28, 2009		February 29, 2008
	(Dollars in thousands)
Revenues	$16,428	100%	$22,258	100%	$33,169	100%	$42,627	100%
Cost of revenues	13,119	79.9%	18,588	83.5%	26,459	79.8%	34,843	81.7%
Gross profit	3,309	20.1%	3,670	16.5%	6,710	20.2%	7,784	18.3%

Operating expenses
Selling, general and administrative	2,854	17.4%	3,290	14.8%	6,014	18.1%	6,659	15.6%
Depreciation and amortization	166	1.0%	354	1.6%	335	1.0%	707	1.7%
Total operating expenses	3,020	18.4%	3,644	16.4%	6,349	19.1%	7,366	17.3%

Segment operating income	$289	1.8%	$26	0.1%	$361	1.1%	$418	1.0%

Revenue

Revenue for the three-month period ended February 28, 2009 was $16.4 million, compared to $22.2 million for the three-month period ended February 29, 2008, a decrease of $5.8 million or 26%.  Revenue decreased primarily due to attrition of customers and the impact of the economic slowdown on our customers.

Revenue for the six-month period ended February 28, 2009 was $33.2 million, compared to $42.6 million for the six-month period ended February 29, 2008, a decrease of $9.5 million or 22%.  Revenue decreased primarily due to attrition of customers and the impact of the economic slowdown on our customers.

Gross Profit

Gross profit for the three-month period ended February 28, 2009 was $3.3 million, representing 20% of revenue, compared to $3.7 million, representing 17% of revenue for the three month period ended February 29, 2008, a decrease of $0.3 million or 10%.  Gross profit as a dollar amount decreased due to the reduction in revenue.  Gross profit as a percentage of revenue increased due to a decrease in claims related to health and workers’ compensation plans.

Gross profit for the six-month period ended February 28, 2009 was $6.7 million, representing 20% of revenue, compared to $7.8 million, representing 18% of revenue for the six month period ended February 29, 2008, a decrease of $1.0 million or 14%.  Gross profit as a dollar amount decreased due to the reduction in revenue.  Gross profit as a percentage of revenue increased due to a decrease in claims related to health and workers’ compensation plans.

Operating Income

Operating income for the three-month period, ended February 28, 2009 was $0.3 million, compared to $0.03 million for the three-month period ended February 29, 2008, an increase of $0.3 million or 1012%.  Operating income increased due to abnormally high health and workers’ compensation claims incurred during the three months ending February 28, 2008.

Operating income for the six-month period, ended February 28, 2009 was $0.4 million, compared to $0.4 million for the six-month period ended February 29, 2008, a decrease of $0.06 million or 14%.  Operating income decreased slightly mainly due to the reduction in gross revenue.

Wireless Infrastructure

Wireless Infrastructure segment operating results for the three-and six month period ended February 28, 2009 and February 29, 2008 are as follows:

	Three Month Period Ended				Six Month Period Ended
	February 28, 2009		February 29, 2008		February 28, 2009		February 29, 2008
					(Dollars in thousands)
Revenues	$-	0%	$4,253	100%	$3,312	100%	$9,780	100%
Cost of revenues	-	0.0%	3,558	83.7%	2,458	74.2%	7,399	75.7%
Gross profit	-	0.0%	695	16.3%	854	25.8%	2,381	24.3%

Operating expenses
Selling, general and administrative	-	0.0%	1,112	26.1%	650	19.6%	2,192	22.4%
Depreciation and amortization	-	0.0%	41	1.0%	11	0.3%	82	0.8%
Total operating expenses	-	0.0%	1,153	27.1%	661	20.0%	2,274	23.3%

Segment operating income (loss)	$-	0.0%	$(458)	-10.8%	$193	5.8%	$107	1.1%

Revenue

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure segment resulting in the decrease in revenues for the three and six month periods ending February 28, 2009.

Gross Profit

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure segment resulting in the decrease in gross profit for the three and six month periods ending February 28, 2009.

Operating Income

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure segment resulting in the increase in operating income for the three and six month periods ending February 28, 2009.

Transportation Infrastructure

Transportation Infrastructure segment operating results for the three and six month period ended February 28, 2009 and February 29, 2008 are as follows:

	Three Month Period Ended				Six Month Period Ended
	February 28, 2009		February 29, 2008		February 28, 2009		February 29, 2008
					(Dollars in thousands)
Revenues	$-	0%	$10,047	100%	$12,090	100%	$21,627	100%
Cost of revenues	-	0.0%	9,228	91.8%	10,747	88.9%	19,486	90.1%
Gross profit	-	0.0%	819	8.2%	1,343	11.1%	2,141	9.9%

Operating expenses
Selling, general and administrative	-	0.0%	1,024	10.2%	781	6.5%	1,839	8.5%
Depreciation and amortization	-	0.0%	5	0.0%	5	0.0%	9	0.0%
Total operating expenses	-	0.0%	1,029	10.2%	786	6.5%	1,848	8.5%

Segment operating income (loss)	$-	0.0%	$(210)	-2.1%	$557	4.6%	$293	1.4%

Revenue

Effective November 30, 2008, the Company sold its subsidiaries operating in the Transportation Infrastructure segment resulting in the decrease in revenues for the three and six months ending February 28, 2009.

Gross Profit

Effective November 30, 2008, the Company sold its subsidiaries operating in the Transportation Infrastructure segment resulting in the decrease in gross profit for the three and six months ending February 28, 2009.

Operating Income

Effective November 30, 2008, the Company sold its subsidiaries operating in the Transportation Infrastructure segment resulting in the increase in operating income for the three and six months ending February 28, 2009.

Ultraviolet Technologies

Ultraviolet Technologies segment operating results for the three and six-month period ended February 28, 2009 and February 29, 2008 are as follows:

	Three Month Period Ended				Six Month Period Ended
	February 28, 2009		February 29, 2008		February 28, 2009		February 29, 2008
	(Dollars in thousands)
Revenues	$-	0%	$2,811	100%	$2,771	100%	$6,077	100%
Cost of revenues	-	0.0%	1,621	57.7%	1,596	57.6%	3,503	57.6%
Gross profit	-	0.0%	1,190	42.3%	1,175	42.4%	2,574	42.4%

Operating expenses
Selling, general and administrative	-	0.0%	1,185	42.2%	1,320	47.6%	2,486	40.9%
Depreciation and amortization	-	0.0%	83	3.0%	59	2.1%	153	2.5%
Total operating expenses	-	0.0%	1,268	45.1%	1,379	49.8%	2,639	43.4%

Segment operating loss	$-	0.0%	$(78)	-2.8%	$(204)	-7.4%	$(65)	-1.1%

Revenue

Effective November 30, 2008, the Company sold its subsidiaries operating in the Ultraviolet Technologies segment resulting in the decrease in revenues for the three and six months ending February 28, 2009.

Gross Profit

Effective November 30, 2008, the Company sold its subsidiaries operating in the Ultraviolet Technologies segment resulting in the decrease in gross profit for the three and six months ending February 28, 2009.

Operating Income

Effective November 30, 2008, the Company sold its subsidiaries operating in the Ultraviolet Technologies segment resulting in the decrease in operating income for the three and six months ending February 28, 2009.

Electronics Integration

Electronics Integration segment operating results for the three and six month period ended February 28, 2009 and February 29, 2008 are as follows:

	Three Month Period Ended				Six Month Period Ended
	February 28, 2009		February 29, 2008		February 28, 2009		February 29, 2008
	(Dollars in thousands)
Revenues	$-	0%	$2,556	100%	$1,251	100%	$5,569	100%
Cost of revenues	-	0.0%	2,404	94.1%	912	72.9%	5,015	90.1%
Gross profit	-	0.0%	152	5.9%	339	27.1%	554	9.9%

Operating expenses
Selling, general and administrative	-	0.0%	476	18.6%	238	19.0%	901	16.2%
Depreciation and amortization	-	0.0%	11	0.4%	1	0.1%	25	0.4%
Total operating expenses	-	0.0%	487	19.1%	239	19.1%	926	16.6%

Segment operating income (loss)	$-	0.0%	$(335)	-13.1%	$100	8.0%	$(372)	-6.7%

Revenue

Effective November 30, 2008, the Company sold its subsidiary Commercial Solutions and discontinued operations of its subsidiaries Kingston and TTC d/b/a AVR in its Electronics Integration segment resulting in the decrease in revenues for the three and six month periods ending February 28, 2008.

Gross Profit

Effective November 30, 2008, the Company sold its subsidiary Commercial Solutions and discontinued operations of its subsidiaries Kingston and TTC d/b/a AVR in its Electronics Integration segment resulting in the decrease in gross profit for the three and six month periods ending February 28, 2008.

Operating Income

Effective November 30, 2008, the Company sold its subsidiary Commercial Solutions and discontinued operations of its subsidiaries Kingston and TTC d/b/a AVR in its Electronics Integration segment resulting in the increase in operating income for the three and six month periods ending February 28, 2008.

Holding Company

Operating Expense

The Holding Company does not have any income producing operating assets.  As such, the operating loss was equal to operating expenses.  Operating expenses consist primarily of employee compensation and benefits, legal, accounting and consulting fees.  Operating expenses for the three-month period ended February 28, 2009 were $0.002 million, compared to $0.9 million for the three-month period ended February 29, 2008, a decrease of $0.9 million or 99%.  Operating expense decreased as a result of selling our subsidiaries within our Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integration divisions.

Operating expenses for the six-month period ended February 28, 2009 were $0.4 million, compared to $1.5 million for the six-month period ended February 29, 2008, a decrease of $1.1 million or 76%.  Operating expense decreased as a result of selling our subsidiaries within our Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integrations divisions.

Interest Expense

Interest expense was $0.0 million for the three-month period ended February 28, 2009, compared to $0.8 million for the three-month period ended February 29, 2008, a decrease of $0.8 million or 100%.  The decrease was primarily due to eliminating the consolidation of the VIE as a result of terminating the lease agreement with the VIE as of November 30, 2008 and due to the sale of our subsidiaries for satisfaction of our related party debt.

Interest expense was $0.1 million for the six-month period ended February 28, 2009, compared to $1.7 million for the six-month period ended February 29, 2008, a decrease of $1.6 million or 94%.  The decrease was primarily due to eliminating the consolidation of the VIE as a result of terminating the lease agreement with the VIE as of November 30, 2008 and due to the sale of our subsidiaries for satisfaction of our related party debt.

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

Variable Interest Entity

Through November 30, 2008, the Company leased a total of five facilities from a consolidated variable interest entity, whose primary purpose is to own and lease these properties to the Company.  Effective November 30, 2008, the Company terminated its lease agreement for its corporate headquarters and sold its JH Drew and Nor-cote subsidiaries which leased facilities from the variable interest entity; therefore, the Company is no longer required to consolidate the variable interest entity because the Company is no longer the primary beneficiary as defined by FIN 46R.  The VIE does not have any other significant assets.  For the three month period ended February 29, 2008, the consolidation of the VIE comprised of $0.421 million in rental income, offset by a $0.100 million charge to interest expense, a $0.048 million charge to depreciation expense, and $0.001 million in administrative and other miscellaneous expenses.

For the six month period ended February 29, 2008, the consolidation of the VIE comprised of $0.854 million in rental income, offset by a $0.226 million charge to interest expense, a $0.097 million charge to depreciation expense, $0.047 loss on disposal of building, $0.015 million in administrative and other miscellaneous expenses.

As described in Note 3 of the accompanying consolidated financial statements, the termination of the lease and the sale of subsidiaries provided for a triggering event under FIN 46.  As a result, effective November 30, 2008 the Company is no longer considered the primary beneficiary of the variable interest entity and is not required to consolidate Fisbeck-Fortune Development as of this date.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents and proceeds from debt borrowings.  We had cash and equivalents of $2.3 million at February 28, 2009 and $4.7 million at August 31, 2008.

We had working capital of ($0.8) million at February 28, 2009 compared with $3.7 million at August 31, 2008.  The decrease in working capital was primarily due to the disposition of four of our five operating segments at November 30, 2008.  Current assets are primarily comprised of cash and equivalents, net accounts receivable, and prepaid expenses. Current liabilities are primarily comprised of accounts payable and accrued expenses.

Total debt at February 28, 2009 was $0.05 million.  Total debt at August 31, 2008 was $45.4 million including a $3.4 million convertible term note, $3.6 million in bank debt, $32.0 million in debt to a related party, and $6.4 million in the variable interest entity’s debt.  Total unused borrowings under the line of credit were $2.8 million at August 31, 2008.  Total capital expenditures were approximately $0.09 million and $1.0 million for the six-month period ended February 28, 2009 and February 29, 2008, respectively.  Sources of funds for these expenditures have primarily been from available cash flow.

Cash Flows

Cash flows provided by (used in) operations for the six month period ended February 28, 2009 and February 29, 2008 were $1.6 million and ($1.5) million, respectively.  This increase in operating cash flows was due primarily to the disposition of assets.  Refer to Note 2 for further details.

Net cash flow used in investing activities was $0.01 million for the six month period ended February 28, 2009 compared to $0.6 million for the six month period ended February 29, 2008.  The decrease was primarily due to the fact that no major fixed assets were acquired during the six month period ending February 28, 2009.

Net cash flow used in financing activities was $3.9 million for the six month period ended February 28, 2009 compared to $3.4 million for the six month period ended February 29, 2008.  The decrease was primarily the result of making our final balloon payment for the Laurus convertible debt.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations as of February 28, 2009:

	Payments due by
Contractual obligation	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years

Debt and capital lease obligations	$52	$31	$17	$4	$-
Operating lease (1)	3,746	699	665	1,272	1,110
Total	$3,798	$730	$682	$1,276	$1,110

(1)	Operating leases represent the total future minimum lease payments.

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

Transactions with Related Parties

We have entered into various acquisition agreements over the past three years which contain option agreements or rights between the sellers of the acquired entities and our two majority shareholders, the Chairman and the CEO, related to the Company’s stock provided as consideration under the acquisitions.  As more fully described in Note 17, the option agreements provide for put/call options on the Company’s common stock held by the sellers of the acquired companies.

Through November 30, 2008, we leased a total of five facilities from a VIE as described earlier in this filing.  The VIE’s primary purpose is to own and lease these properties to the Company. The VIE does not have any other significant assets.  Effective November 30, 2008, the Company terminated its lease agreement for its corporate headquarters and sold its JH Drew and Nor-cote subsidiaries which leased facilities from the variable interest entity; therefore, the Company is no longer required to consolidate the variable interest entity because the Company is no longer the primary beneficiary as defined by FIN 46R.

Guarantees

A significant portion of our debt and surety bonds are personally guaranteed by the Company’s Chairman and CEO.  Future changes to these guarantees would affect financing capacity of the Company.  During the fiscal year ended August 31, 2008, the Board approved the payment of certain guarantee fees to the CEO.  The Company paid guarantee fees of $0.2 million for the six months ending February 28, 2009.

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under health insurance and workers’ compensation contracts and to guarantee performance under our contracts.  Such letters of credit are generally issued by a bank or similar financial institution.  The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions.  If this situation were to occur, we would be required to reimburse the issuer of the letter of credit.  Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement.  We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of February 28, 2009, we had approximately $5.2 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents as of February 28, 2009 was $2.3 million and is primarily in subsidiary operating accounts.  A hypothetical 10% adverse change in the average interest rate on the Company’s investments would not have had a material effect on net income for the six month period ended February 28, 2009.  We do not currently utilize any derivative financial instruments to hedge interest rate risks.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its CEO and Chief Operating Officer (“COO”) as appropriate, to allow timely decisions regarding required disclosure.  The Company’s management, including the CEO and COO, recognizes that, because the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and also is subject to other inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives.

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and COO the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2009.  Based on this evaluation, the CEO and COO have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on February 28, 2009 in providing reasonable assurance that information required to be disclosed in the reports the Company file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that: (i) additional accounting personnel were needed at certain subsidiaries at February 28, 2009 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures.  The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel.  Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced.  Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.

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

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

The following exhibits are included herein:

31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortune Industries, Inc.
(Registrant)

Date: April 14, 2009	By: /s/ John F. Fisbeck
John F. Fisbeck,
Chief Executive Officer

Date: April 14, 2009	By: /s/ John F. Fisbeck
John F. Fisbeck,
Principal Financial Officer (acting)