Form 10-Q
period 2009-05-31
FORTUNE INDUSTRIES, INC.
filed 2009-07-14
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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
Yes ☐ No ☒

As of July 14, 2009, 12,082,173 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.
FORM 10-Q
For The Quarterly Period Ended May 31, 2009

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	May 31,	August 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$2,189	$4,740
Restricted cash (Note 1)	3,253	5,370
Accounts receivable, net (Note 4)	3,503	17,205
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 5)	-	2,785
Inventory, net (Note 6)	12	4,367
Deferred tax asset	1,489	1,535
Prepaid expenses and other current assets	946	2,263
Assets of discontinued operations, net (Note 11)	145	-
Total Current Assets	11,537	38,265

OTHER ASSETS
Property, plant & equipment, net (Note 7)	781	10,749
Long-term accounts receivable (Note 4)	-	865
Goodwill (Note 8)	12,339	12,491
Other intangible assets, net (Note 8)	3,297	3,602
Term note receivable related party (Note 2)	3,275	-
Other long-term assets	43	140
Total Other Assets	19,735	27,847

TOTAL ASSETS	$31,272	$66,112

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	May 31,	August 31,
	2009	2008
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt-majority shareholder (Note 9)	$-	$1,280
Short- term debt and current maturities of long-term debt (Note 9)	275	153
Current maturities of convertible term note (Note 9)	-	3,405
Variable interest entity line of credit (Note 9)	-	2,200
Variable interest entity current maturities of long-term debt (Note 9)	-	3,752
Accounts payable	1,108	5,550
Health and workers' compensation reserves	3,696	5,435
Accrued expenses	7,040	11,752
Billings in excess of costs and estimated earnings on
uncompleted contracts (Note 5)	-	632
Other current liabilities	-	412
Liabilities of discontinued operations, net (Note 11)	1	-
Total Current Liabilities	12,120	34,571

LONG-TERM LIABILITIES
Line of credit (Note 9)	-	3,250
Long-term debt, less current maturities (Note 9)	13	189
Variable interest entity long-term debt, less current maturities (Note 9)	-	481
Line of credit term note - majority shareholder (Note 9)	-	30,720
Other long-term liabilities	831	831
Total Long-Term Liabilities	844	35,471

Total Liabilities	12,964	70,042

MINORITY INTEREST IN VARIABLE INTEREST ENTITY (NOTE 3)	-	(517)

SHAREHOLDERS' EQUITY (DEFICIT) (NOTE 13)
Common stock, $0.10 par value; 150,000,000 authorized;
12,082,173 and 11,383,373 issued and outstanding at May 31, 2009
and August 31, 2008, respectively	1,187	1,117
Preferred stock, $0.10 par value; 1,000,000 authorized;
296,180 and 79,180 issued and outstanding at May 31, 2009
and August 31, 2008, respectively	29,618	7,918
Additional paid-in capital and warrants outstanding	19,253	19,241
Accumulated deficit	(31,750)	(31,881)
Accumulated other comprehensive income (Note 14)	-	192
Total Shareholders' Equity (Deficit)	18,308	(3,413)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$31,272	$66,112

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Month Period Ended		Nine Month Period Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008
REVENUES
Service revenues	$15,393	$21,978	$50,057	$68,278
Product revenues	-	18,222	17,929	57,605
TOTAL REVENUES	15,393	40,200	67,986	125,883

COST OF REVENUES
Service cost of revenues	12,300	17,467	39,528	54,451
Product cost of revenues	-	15,785	14,944	49,047
TOTAL COST OF REVENUES	12,300	33,252	54,472	103,498

GROSS PROFIT	3,093	6,948	13,514	22,385

OPERATING EXPENSES
Selling, general and administrative expenses	2,568	8,149	11,744	22,529
Depreciation and amortization	207	844	798	2,262
Total Operating Expenses	2,775	8,993	12,542	24,791

OPERATING INCOME (LOSS)	318	(2,045)	972	(2,406)

OTHER INCOME (EXPENSE)
Interest income	69	40	107	197
Interest expense	(32)	(629)	(112)	(2,357)
Gain (Loss) on disposal of assets	1	14	(20)	(33)
Exchange rate gain	-	3	1	42
Other income	42	15	76	28
Total Other Income (Expense)	80	(557)	52	(2,123)

INCOME (LOSS) BEFORE MINORITY INTEREST IN
VARIABLE INTEREST ENTITY	398	(2,602)	1,024	(4,529)

Minority Interest in Variable Interest Entity (Note 3)	-	306	-	774

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	398	(2,908)	1,024	(5,303)

Provision for income taxes	26	48	70	234

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	372	(2,956)	954	(5,537)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations (Note 11)	8	-	(70)	-

NET INCOME (LOSS)	380	(2,956)	884	(5,537)

Preferred stock dividends	370	124	815	372

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$10	$(3,080)	$69	$(5,909)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.27)	$0.01	$(0.52)

Basic weighted average shares outstanding	12,082,173	11,391,823	11,828,878	11,391,823

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.27)	$0.01	$(0.52)

Diluted weighted average shares outstanding	14,592,336	12,771,670	13,740,144	12,890,962

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

			Additional		Accumulated
			Paid-in Capital		Other	Total
	Common	Preferred	and Warrants	Accumulated	Comprehensive	Shareholders'	Comprehensive
	Stock	Stock	Outstanding	Deficit	Income	Equity (Deficit)	Income

BALANCE AT AUGUST 31, 2008	$1,117	$7,918	$19,241	$(31,881)	$192	$(3,413)
Issuance of 708,800 shares of common stock for compensation	71	-	124	-	-	195	-
Retirement of 10,000 shares of common stock	(1)	-	(61)	62	-	-	-
Net income	-	-	-	884	-	884	884
Retirement of 79,180 shares of series B preferred stock	-	(7,918)	-	-	-	(7,918)	-
Issuance of 100,880 shares of series C preferred stock		29,618				29,618	-
Disposition of productive business assets	-	-	(51)	-	(192)	(243)	(192)
Preferred stock dividends	-	-	-	(815)	-	(815)	-

Total comprehensive income	-	-	-	-	-	-	$692

BALANCE AT MAY 31, 2009	$1,187	$29,618	$19,253	$(31,750)	$-	$18,308

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	May 31,	May 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$884	$(5,537)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	965	2,925
Provision for gains (losses) on accounts receivable	(142)	22
Loss on disposal of assets	20	33
Stock based compensation	195	-
Minority interest in variable interest entity income	-	774
Changes in certain operating assets and liabilities:
Restricted cash	2,117	(292)
Accounts receivable	(19)	1,530
Costs and estimated earnings in excess of billings on
uncompleted contracts	-	(2,261)
Inventory, net	96	2,176
Prepaid assets and other current assets	435	1,628
Assets of discontinued operations	375	-
Other long-term assets	5	(32)
Accounts payable	404	(1,318)
Health and workers' compensation reserves	(1,554)	(760)
Accrued expenses and other current liabilities	(2,314)	107
Billings in excess of costs and estimated earnings on
uncompleted contracts	-	(1)
Liabilities of discontinued operations	(217)	-
Net Cash Provided by (Used in) Operating Activities	1,250	(1,006)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(107)	(1,307)
Variable interest entity proceeds from sale of assets	-	390
Proceeds from sale of assets	7	24
Net Cash Used in Investing Activities	(100)	(893)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (payments) on long-term debt majority shareholder	(300)	300
Borrowings on short term debt	250	-
Payments on short and long-term debt	(48)	(1,648)
Variable interest entity payments on long-term debt	-	(704)
Debt issuance costs	-	(150)
Payments from convertible debentures	(3,405)	(1,591)
Dividends on preferred stock	(198)	(372)
Proceeds from variable interest entity member contributions	-	70
Distributions to variable interest entity members	-	(776)
Net Cash Used in Financing Activities	(3,701)	(4,871)

Effect of exchange rate changes on cash	-	37

NET DECREASE IN CASH AND EQUIVALENTS	(2,551)	(6,733)

CASH AND EQUIVALENTS
Beginning of Period	4,740	9,830

End of Period	$2,189	$3,097

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	May 31,	May 31,
	2009	2008
SUPPLEMENTAL DISCLOSURES
Interest paid	$78	$2,343

Income taxes paid	$67	$229

Non-cash investing and financing activities:
Stock distribution to variable interest entity members	$-	$1,846
Retirement of series B preferred stock in exchange for series C	(7,918)	-
Issuance of series C preferred stock in exchange for series B	7,918	-
Issuance of series C preferred stock for debt extinguishment	21,700	-
Term note receivable for disposition of assets	(3,240)	-
Reduction in term loan in exchange for disposition of assets	(10,000)	-
	$8,460	$1,846

See Accompanying Notes to Unaudited Interim Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2008 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”).  The accompanying unaudited consolidated financial statements have been prepared by the Company without audit.  These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.  The operating results for the nine-month period ended May 31, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year.

On April 13, 2009, our Board of Directors approved a change in the Company’s fiscal year end from August 31st to June 30th commencing with our fiscal year 2009.  This will result in our fiscal year 2009 being shortened from 12 months to 10 months and ending on June 30, 2009.

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

Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued as collateral under its health and accident benefit program, its workers’ compensation program, and certain general insurance coverage related to the Company’s Business Solutions segment.  At May 31, 2009, the Company had $3,253 in total restricted cash.  Of this, $2,893 is restricted for various workers’ compensation programs in accordance with terms of insurance carrier agreements, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.

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

Research and Development Costs: Research and development costs are expensed as incurred and totaled $0 and $199 for the three month periods ended May 31, 2009 and 2008, respectively.  Research and development costs are expensed as incurred and totaled $131 and $442 for the nine month periods ended May 31, 2009 and 2008, respectively.  Research and development expense is recorded in the Company’s Ultraviolet Technologies segment.

Advertising Costs: Adverting costs including marketing, advertising, publicity, promotion and other distribution costs are expensed as incurred and totaled $60 and $114 for the three months ended May 31, 2009 and 2008, respectively.  Adverting costs including marketing, advertising, publicity, promotion and other distribution costs are expensed as incurred and totaled $200 and $396 for the nine months ended May 31, 2009 and 2008, respectively.

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

Debt and equity issuances may have features, which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the case of preferred stock instruments.  No issuances have beneficial conversion terms during of the three and nine months ended May 31, 2009 and 2008.

Self Insurance:  The Company’s PSM subsidiary maintains a loss-sensitive worksite employees’ health and accident benefit program.  Under the insurance policy, PSM’s self-funded liability is limited to $200 per employee, with an aggregate liability limit of approximately $11,500.  The aggregate liability limits are adjusted annually, based on the number of participants.

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

Pro Forma Financial Statements

The accompanying unaudited pro forma consolidated statements of operations for the three and nine months ended May 31, 2009 is presented as if the sale had been completed as of the beginning of the periods presented.  The unaudited pro forma consolidated statements of operations is presented for illustrative purposes only and is not necessarily indicative of the results of operations for the three and nine months ended May 31, 2009 that would have actually been reported had the sales transaction occurred at the dates indicated, nor is it indicative of future financial position or results of operations.  The unaudited pro forma condensed consolidated statements of operations are based upon the respective historical financial statements of the Company and the subsidiaries.  The pro forma data give effect to actual operating results as if the previous acquisitions occurred as of the beginning of the period presented.  The pro forma data give effect to actual operating results prior to the dispositions and adjustments for the following:

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

•	To eliminate the results of operations of the subsidiaries sold.
•	To adjust the dividends to the terms of the Series C Preferred shares that were issued in conjunction with the sales transaction.

	For the Three Months Ended	For the Nine Months Ended
	May 31,	May 31,	May 31,
	2008	2009	2008

Revenues	$20,286	$48,562	$62,913
Cost of Revenues	16,572	38,759	51,415

Gross Profit	3,714	9,803	11,498

Operating Expenses
Selling, general and administrative expenses	3,984	8,554	10,629
Depreciation and amortization	359	542	1,066

Total Operating Expenses	4,343	9,096	11,695

Operating Income (Loss)	(629)	707	(197)

Other Income (Expense)	48	11	195

Income Before Provision for Income Taxes	(581)	718	(2)

Provision for income taxes	43	66	221

Net Income (Loss)	(624)	652	(223)

Preferred stock dividends	370	1,110	740

Net Loss available to common shareholder	$(994)	$(458)	$(963)

Basic loss per common share	$(0.09)	$(0.04)	$(0.08)

Diluted loss per common share	$(0.09)	$(0.04)	$(0.08)

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

For the three month period ended May 31, 2008, the consolidation of the VIE included income of $306 comprised of $429 in rental income, offset by a $67 charge to interest expense, a $48 charge to depreciation expense, and $8 in administrative and other miscellaneous expenses.  For the nine month period ended May 31, 2008, the consolidation of the VIE included income of $774 comprised of $1,283 in rental income, offset by a $293 charge to interest expense, a $144 charge to depreciation expense, a $47 loss on disposal of property, plant, and equipment, and $25 in administrative and other miscellaneous expenses.

NOTE 4 - ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Accounts receivable and contracts receivable are summarized as follows:

	May 31, 2009 (Unaudited)	August 31, 2008 (Audited)

Account receivable	$3,653	$12,786
Contracts receivable
Progress billing	-	5,077
Retainages	-	897
	3,653	18,760
Less allowance for doubtful accounts and sales returns	(150)	(1,555)
	$3,503	$17,205

Long-term accounts receivable	$-	$865

NOTE 5 – CONTRACTS IN PROGRESS

Information related to contracts in progress is summarized as follows:

	May 31, 2009 (Unaudited)	August 31, 2008 (Audited)

Costs incurred on uncompleted contracts	$-	$20,904
Estimated earnings recognized to date on uncompleted contracts	-	3,910
	-	24,814
Less bilings on uncompleted contracts	-	(22,661)
	$-	$2,153

The net amount is included in the accompanying consolidated balance sheets under the following captions:

	May 31, 2009 (Unaudited)	August 31, 2008 (Audited)

Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$2,785
Billings in excess of costs and estimated earnings on uncompleted contracts	-	632
	$-	$2,153

NOTE 6 – INVENTORY

Inventories are summarized as follows:

	May 31, 2009 (Unaudited)	August 31, 2008 (Audited)

Raw materials	$-	$766
Work-in-process	-	21
Finished goods	12	4,190
	12	4,977
Less inventory reserve	-	(610)
	$12	$4,367

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including capital leases, are comprised of the following:

	May 31, 2009 (Unaudited)	August 31, 2008 (Audited)

Land and building	$-	$8,960
Machinery and equipment	-	6,586
Research equipment	-	371
Office equipment	2,548	5,229
Vehicles	292	3,173
Leasehold improvements	100	454
	2,940	24,773
Less accumulated depreciation	(2,159)	(14,024)
	$781	$10,749

The provision for depreciation amounted to $105 and $537, of which $235 is included in cost of revenues, for the three-month period ended May 31, 2008, respectively.   The provision for depreciation amounted to $583, of which $168 is included in cost of revenues, and $1,536, of which $662 is included in cost of revenues, for the nine-month periods ended May 31, 2009 and 2008, respectively.  Gains on disposal of assets totaled $1 and $14 for the three-month period ended May 31, 2009 and 2008, respectively related to various office equipment and vehicle disposals.  Losses on disposal of assets totaling $20 and $33 were recorded for the nine-month period ended May 31, 2009 and 2008, respectively related to various building, office equipment, and vehicle disposals.  A total of $6,050 net of $776 of accumulated depreciation is included in the property, plant and equipment at May 31, 2008, related to a consolidated variable interest entity.  Effective November 30, 2008, the Company is no longer required to consolidate the variable interest entity.  Refer to Notes 2 and 3 for further details.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as recorded under SFAS 142, are summarized as follows:

	Business Solutions	Transportation Infrastructure	Total

Goodwill at August 31, 2008	$12,339	$152	$12,491
Goodwill disposition with sale of division	-	(152)	(152)
Goodwill at May 31, 2009	$12,339	$-	$12,339

The total amount of goodwill that is deductible for tax purposes is $9,462 and $9,476 at May 31, 2009 and 2008, respectively.  The Company recognized impairment on certain goodwill within its Ultraviolet Technologies segment of $4,694 and its Electronics Integration segment of $1,276 for the year ended August 31, 2008 based upon losses incurred within operating units and significant downsizing of personnel and operations.

The following table sets forth the gross carrying amount and accumulated amortization of the Company's other intangible assets:

	May 31, 2009
	(Unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (in years)

Customer relationships	$4,063	$1,356	$2,707	10
Tradename (not subject to amortization)	590	-	590
	$4,653	$1,356	$3,297

	August 31, 2008
	(Audited)
	Gross Carrying Amount	Accumulated Amorization	Net Book Value	Weighted Average Amortization Period (in years)

Customer relationships	$4,063	$1,051	$3,012	10
Tradename (not subject to amortization)	590	-	590
	$4,653	$1,051	$3,602

Intangible asset amortization expense is $102 and $542 for the three-month periods ended May 31, 2009 and 2008, respectively, which includes $0 and $233 of amortization related to loan origination fees, respectively.  Intangible asset amortization expense is $383 and $1,388 for the nine-month periods ended May 31, 2009 and 2008, respectively, which includes $78 and $462 of amortization related to loan origination fees, respectively.  The Company recognized impairment charges amounting to $2,770 during fiscal 2008 as a result of triggering events primarily within its Business Solutions and Ultraviolet Technologies.  Triggering events include: a) blatant violation of non-compete agreements with certain terminated employees within the Business Solutions segment coupled with the Company’s inability or unwillingness to enforce such agreements; b) a substantial change in the customer mix and number of worksite employees within the Business Solutions segment; c) losses incurred within certain operating units; d) significant downsizing of personnel and operations; and e) restructuring of management.

Amortization expense on intangible assets currently owned by the Company at May 31, 2009 for each of the next five fiscal years is as follows:

2009	$103
2010	406
2011	406
2012	406
2013	406
2014 and thereafter	980
Total	$2,707

NOTE 9 - DEBT ARRANGEMENTS

The Company’s debt liabilities consisted of the following:
	May 31, 2009 (Unaudited)	August 31, 2008 (Audited)

Debt with majority shareholder
Term loan note due May 5, 2011. Interest at LIBOR plus 1.75% adjusted annually on June 1 until maturity. The loan requires a guarantee fee of 1.88% beginning June 5, 2008. The loan is secured by all assets and a personal guarantee of the Company’s Chief Executive Officer. Reduction in debt of $10,000 with disposition of divisions. Remainder converted to preferred stock on November 30, 2008.	$-	$32,000

Term note due in monthly installments of $3 including interest at 4.0% through September 2008. The loan is secured by vehicles and equipment. The loan was repaid in September 2008.	-	2

Notes payable
Term note due October 28, 2009. Interest is at Prime Rate plus 2%. The note is secured by assets owned by the shareholders.	250	-
Revolving line of credit due May 31, 2010. Availability is limited to the lesser of $6 million or the borrowing base amount which is calculated monthly. Interest at prime minus .5%. The loan is secured by certain assets of the Company and limited personal guaranties of the two majority shareholders (the Chairman of the Board and the CEO of the Company). The loan is subject to certain covenants including a minimum tangible net worth and current ratio requirements. The note was sold on November 30, 2008. Refer to Note 2 for further details.	-	3,250

Term note due in monthly installments of $1, including interest at 4.3% through October 2009. The loan is secured by a vehicle. The loan was repaid in May 2009. The remainder of the term notes were sold on November 30, 2008. Refer to Note 2 for further details.	-	274

Convertible Term Note
Convertible term note due in monthly installments of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan is guaranteed by the Company’s two majority shareholders. The loan was repaid in November 2008.	-	3,405

Variable interest entity
Revolving line of credit promissory note due August 29, 2008. Interest at LIBOR plus 1.6%. The loan is secured by real estate and personal guarantees of the Company’s two majority shareholders. Refer to Note 3 for further details.	-	2,200

Various term loans due in monthly installments totaling $44 plus interest at ranges from LIBOR plus 1.5% to LIBOR plus 1.6%. The loans mature at dates ranging from February 2009 through April 2011. The notes are secured by real estate and personal guarantees of the Company’s two majority shareholders. Refer to Note 3 for further details.	-	4,233

Capital leases
Various notes due in monthly installments of $2 including interest at ranges from 2.3% to 7.51% through November 2010. The loans are secured by equipment.	38	66

Total debt obligations	288	45,430

Less current maturities	(275)	(10,790)

Long-term portion of outstanding debt	$13	$34,640

Principal payments due on long-term debt outstanding at May 31, 2009 are approximately as follows:

2009	$275
2010	13
$288

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

NOTE 11 - DISCONTINUED OPERATIONS

Effective November 30, 2008, the Company ceased its operations in Kingston Sales Corporation and Telecom Technology Corporation, which were part of the Electronics Integration segment.  The results of the above are reported in discontinued operations in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows as of, and for the three and nine months ending May 31, 2009.  The segment results in Note 21 for the three and nine months ending May 31, 2009 reflect the reclassification of the discontinued operations.  Revenues from discontinued operations were $59 and $998 for the three and nine months ending May 31, 2009.  The net gains (losses) from discontinued operations were $8 and ($70) for the three and nine months ending May 31, 2009.

NOTE 12– EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to one million shares of common stock.  During the period ended May 31, 2009, 708,800 restricted share units were issued under this plan.

Warrants

In connection with the disposition of assets referred to in Note 2, the Company issued the Chairman and majority shareholder 2,200,000 warrants that are each convertible into one share of common stock with an exercise price of $ .40 per share.  The remaining contractual term on these warrants is through November 30, 2018.

NOTE 13- SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

The following are the details of the Company's common stock as of May 31, 2009 and August 31, 2008:

	Number of Shares
	Authorized	Issued	Outstanding	Amount
May 31, 2009
Common stock, $0.10 par value	150,000,000	12,082,173	12,082,173	$1,187

August 31, 2008
Common stock, $0.10 par value	150,000,000	11,383,373	11,383,373	$1,117

There were a total of 708,800 shares issued for the period ended May 31, 2009.  There was a total 10,000 shares that were retired during the period ended May 31, 2009.

Preferred Stock

The following are the details of the Company's non-voting preferred stock as of May 31, 2009 and August 31, 2008:

	Number of Shares
	Authorized	Issued	Outstanding	Amount
May 31, 2009:
Preferred stock, Series A $0.10 par value	1,000,000	66,180	-	$-
Preferred stock, Series B $0.10 par value	1,000,000	79,180	-	$-
Preferred stock, Series C $0.10 par value	1,000,000	296,180	296,180	$29,618

August 31, 2008:
Preferred stock, Series A $0.10 par value	1,000,000	66,180	-	$-
Preferred stock, Series B $0.10 par value	1,000,000	79,180	79,180	$7,918

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

The shares issued are single class and pay on a monthly basis an annual cash dividend of $5 per share in years ending November 30, 2009 and 2010, $6 per share in the year ending November 30, 2011 and $7 per share thereafter. Dividends of $370 and $124 were paid and/or accrued for the three months ended May 31, 2009 and 2008, respectively. Dividends of $815 and $372 were paid and/or accrued for the nine months ended May 31, 2009 and 2008, respectively.

Treasury Stock

The Company had no outstanding shares of treasury stock at May 31, 2009 or August 31, 2008.

NOTE 14- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Significant components of accumulated other comprehensive income (loss) is as follows:

	Foreign Currency Adjustments	Accumulated Other Comprehensive Income

Balance at August 31, 2008	$192	$192

Period change	(192)	(192)

Balance at May 31, 2009	$-	$-

The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax assets or accumulated other comprehensive income (loss).

NOTE 15 - PER SHARE DATA

The following presents the computation of basic income per common share and diluted income per common share:

	Three Month Period Ended		Nine Month Period Ended
	May 31, 2009 (Unaudited)	May 31, 2008 (Unaudited)	May 31, 2009 (Unaudited)	May 31, 2008 (Unaudited)

Net Income (Loss) Available to Common Shareholders	$10	$(3,080)	$69	$(5,909)

Basic Income (Loss) per Common Share	$-	$(0.27)	$0.01	$(0.52)

Basic weighted average number of common shares outstanding	12,082,173	11,391,823	11,828,878	11,391,823

Diluted Income (Loss) per Common Share	$-	$(0.27)	$0.01	$(0.52)

Diluted weighted average number of common shares outstanding	14,592,336	12,771,670	13,740,144	12,890,962

NOTE 16- OPERATING LEASE COMMITMENTS

Property Lease Commitments

Segment	Location(s)	Description
Business Solutions	Richmond, IN (1); Indianapolis, IN (2); Brentwood, TN (3); Provo, UT (4); Tucson, AZ (5); Loveland, CO (6)	Offices
Corporate	Indianapolis, IN (7)	Offices

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

Rent expense under these agreements amounted to $163 and $451 for the three and nine months ending May 31, 2009.

Future minimum commitments under these agreements at May 31, 2009 are approximately as follows:

Facilities
2009	$718
2010	675
2011	563
2012	325
2013	197
$2,478

NOTE 17 - RELATED PARTY TRANSACTIONS

The following is a summary of related party amounts included in the consolidated financial statements at May 31, 2009 and August 31, 2008, respectively:

	May 31, 2009 (Unaudited)	August 31, 2008 (Audited)
Assets:
Long-term note receivable	$3,275	$-

Liabilities:
Long-term line of credit	-	(32,000)
Installment notes payable	-	(2)

Net assets (liabilities)	$3,275	$(32,002)

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

The term loan represents a loan from the Company’s majority shareholder and was scheduled to mature on May 5, 2011.  See Note 9 for further details.  Effective November 30, 2008, the Company issued 217,000 shares of $0.10 par value Series C preferred stock to the Company’s majority shareholder as consideration for cancellation of this debt obligation.  Refer to Note 2 and Note 9 for further details.

The installment notes payable represents loans for equipment and vehicle purchases by the Company’s majority shareholder.  The loans are secured by the respective assets acquired and expire no later than September 30, 2008.  The notes were repaid in September 2008.  Interest expense is immaterial.  See Note 9 for further details.

The following is a summary of related party amounts included in the consolidated statements of operations for the nine months ending May 31, 2009 and 2008, respectively:

	May 31, 2009 (Unaudited)	May 31, 2008 (Unaudited)
Revenues:
Business Solutions (1)	$403	$-
Electronics Integration (11)	5	13
Total	408	13

Expenses:
Business Solutions (2)	320	305
Wireless Infrastructure (3) (4) (5)	39	166
Transportation Infrastructure (6)	75	225
Ultraviolet Technologies (7)	21	63
Electronics Integration (3)	44	107
Holding Company (8) (9) (10) (12)	366	787
Total	$865	$1,653

(1)	During the nine months ending May 31, 2009, the Company’s CSM and PSM subsidiaries performed $403 worth of services for businesses owned by the Company’s two majority shareholders.
(2)
The Company’s PSM subsidiary holds a lease for an office building in Richmond, IN from the former Chief Operating Officer of the Company.  The lease is for a period of five years and expires in August 2010. The agreement provides for base rent of $4 per month with nominal annual increases.  Rent and related expense of $35 and $27 was recognized for the nine months ended May 31, 2009 and 2008, respectively.  The Company’s ESG subsidiary is entered into a lease agreement for an office building in Provo, Utah which is leased from a limited liability company in which ESG’s former President is a member of the limited liability company.  The lease is due to expire January 31, 2012.  Rent and related expense of $240 and $224 were recognized for the nine months ended May 31, 2009 and 2008, respectively.  The Company’s ESG subsidiary holds a lease for an office building in Tucson, AZ from a Company owned by a former employee.  The lease is for a period of three years and expires in January 2010.  Rent and related expenses of $45 were recognized for the nine months ended May 31, 2009 and 2008, respectively.

(3)
The Company maintained an operating lease agreement for the rental of a building with a limited liability company owned by the Company’s two majority shareholders.  A majority of the Company’s subsidiaries maintain offices and or warehouse space in the facility. The lease agreement includes a ten-year term with one option to extend the lease term for a one-year period.  The lease was terminated on November 30, 2008.  The agreement provides for a monthly base rent of $28 per month.  The base rent shall be adjusted annually to fair market value. In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $82 and $260 were recognized for the nine months ended May 31, 2009 and 2008, respectively.

(4)
The Company maintains a debt obligation to its majority shareholder for the purchase of vehicles and equipment. The loans are secured by the assets and pay interest at 6%.  Interest expense of $1 was recognized for the nine months ending May 31, 2009 and 2008, respectively.  The debt was repaid in November 2008.

(5)
The Company’s Fortune Wireless subsidiary maintains an operating lease agreement for rental of a building with a limited liability company owned by the Company’s two majority shareholders.  The operating lease agreement provides for monthly base rent of $4 through April 30, 2011, adjusted annually to fair market value.  The building was sold and the lease was terminated in November 2007.  Rent and related expenses of $12 was recognized for the nine months ended May 31, 2008.

(6)
The Company’s JH Drew subsidiary maintains an operating lease agreement for rental of three buildings located in Indiana, Tennessee and Missouri with a limited liability company owned by the Company’s two majority shareholders.  The lease agreement includes a five-year term with one option to extend the lease term for a one-year period and provides for base rent of $25 per month. The base rent shall be adjusted annually to fair market value.  In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  The lease was terminated on November 30, 2008.  Rent and related expenses of $75 and $225 were recognized for the nine months ending May 31, 2009 and 2008, respectively.

(7)
The Company’s Nor-Cote subsidiary maintains an operating lease agreement for rental of a building with a limited liability company owned by the Company’s two majority shareholders.  The agreement provides for monthly base rent of $7 and expires in August 2009.  The lease was terminated on November 30, 2008.  The base rent shall be adjusted annually to fair market value.  The Agreement also includes one renewal option, which allows the Company to extend the lease term for an additional year.  Rent and related expenses of $21 and $63 were recognized for the nine months ending May 31, 2009 and 2008, respectively.

(8)
The Company maintains an operating lease agreement for the rental of a building with a limited liability company owned by the Company’s two majority shareholders.  The lease agreement includes a ten-year term with one option to extend the lease term for a one-year period.  The agreement provides for a monthly base rent of $88 per month.  The base rent shall be adjusted annually to fair market value.  In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  The lease was terminated on November 30, 2008.  Rent and related expenses of $263 and $727 were recognized for the nine months ending May 31, 2009 and 2008, respectively.

(9)
As described in Note 9, the Company entered into various unsecured line of credit agreements with its majority shareholder.  Interest expense booked on these agreements amounted to $7 and $60 for the nine months ending May 31, 2009 and 2008, respectively.

(10)
Guarantee fees approved by the Company’s Board of Directors were paid during the nine months ending May 31, 2009 to the Company’s CEO in the amount of $150.  The fees were associated with the Company’s CEO providing personal guarantees for a substantial portion of the Company’s debt obligations.

(11)
During the nine months ending May 31, 2009 and 2008, the Company’s Telecom Technology Corp.subsidiary performed $5 and $13, respectively worth of services for a business owned by the Company’s two majority shareholders.

(12)
The Company maintains an operating lease agreement for the rental of a building with a limited liability company owned by the Company’s two majority shareholders.  The lease agreement includes a five-year term with one option to extend the lease term for a one-year period.  The agreement provides for a monthly base rent of $10 per month.  The base rent shall be adjusted annually to fair market value.  In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $30 and $0 were recognized for the nine months ending May 31, 2009 and 2008, respectively.

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

NOTE 18- SIGNIFICANT ESTIMATES

Significant estimates have been made by management with respect to the realizability of the Company’s deferred tax assets.  Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term.  The net increase (decrease) in the valuation allowance for deferred income tax assets was ($57) and $2,520 at May 31, 2009 and 2008, respectively.  The valuation allowance relates primarily to net operating loss carry forwards, tax credit carry forwards, and net deductible temporary differences.  The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company’s earnings history and the Company’s near-term earnings expectations.  At May 31, 2009, management believes it is more likely than not that the majority of net deferred income tax assets will not be realized.

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

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to the Company’s vendors under health insurance and workers’ compensation contracts and to guarantee performance under the Company’s contracts.  Such letters of credit are generally issued by a bank or similar financial institution.  The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions.  If this were to occur, the Company would be required to reimburse the issuer of the letter of credit.  Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement.  The Company does not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.   As of May 31, 2009, the Company had approximately $3.3 million in restricted cash primarily to secure obligations under its PEO contracts in the Business Solutions segment.

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

Segment & Entity	Business Activity

Business Solutions
Professional Staff Management, Inc. and subsidiaries; CSM, Inc. and subsidiaries and related entities; Employer Solutions Group, Inc. and related entities; Precision Employee Management, LLC	Provider of outsourced human resource services

Wireless Infrastructure
Fortune Wireless, Inc.; Magtech Services, Inc.; Cornerstone Wireless Construction Services, Inc.; James Westbrook & Associates, LLC	Provider turnkey development services for the deployment of wireless networks

Transportation Infrastructure
James H. Drew Corp. and subsidiaries	Installer of fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel

Ultraviolet Technologies
Nor-Cote International, Inc. and subsidiaries	Manufacturer of UV curable screen printing ink products

Electronics Integration
Kingston Sales Corporation; Commercial Solutions, Inc.; Telecom Technology, Corp.	Distributor and installer of home and commercial electronics

The following tables report data by segment and exclude revenues from transactions with other operating segments:

	Business	Holding	Segment
	Solutions (1)	Company	Totals
3-Months Ended May 31, 2009
Revenue	$15,393	$-	$15,393
Cost of revenue	12,300	-	12,300
Gross profit	3,093	-	3,093
Operating expenses
Selling, general and administrative	2,613	(45)	2,568
Depreciation and amortization	160	47	207
Total operating expenses	2,773	2	2,775

Segment operating income (loss)	$320	$(2)	$318

(1)	Gross billings of $129,133 less worksite employee payroll costs of $113,740.

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Total
3-Months Ended May 31, 2008
Revenue	$20,286	$2,913	$10,581	$2,826	$3,592	$40,198
Cost of revenue	16,572	2,417	9,282	1,594	3,387	33,252
Gross profit	3,714	496	1,299	1,232	205	6,946
Operating expenses
Selling, general and administrative	3,827	1,103	873	1,185	652	7,640
Depreciation and amortization	359	38	8	86	11	502
Total operating expenses	4,186	1,141	881	1,271	663	8,142

Segment operating income (loss)	$(472)	$(645)	$418	$(39)	$(458)	$(1,196)

	Holding	Consolidated	VIE	Segment
	Company	VIE	Elimination	Totals
3-Months Ended May 31, 2008
Revenue	$-	$429	$(427)	$40,200
Cost of revenue	-	-	-	33,252
Gross profit	-	429	(427)	6,948
Operating expenses
Selling, general and administrative	928	8	(427)	8,149
Depreciation and amortization	294	48	-	844
Total operating expenses	1,222	56	(427)	8,993

Segment operating income (loss)	$(1,222)	$373	$-	$(2,045)

(1) Gross billings of $148,232 less worksite employee payroll costs of $127,946.

	Business	Wireless	Transportation	Ultraviolet	Electronics	Holding
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Company	Totals
9-months ended May 31, 2009
Revenue	$48,562	$3,312	$12,090	$2,771	$1,251	$-	$67,986
Cost of revenue	38,759	2,458	10,747	1,596	912	-	54,472
Gross profit	9,803	854	1,343	1,175	339	-	13,514
Operating expenses
Selling, general and administrative	8,627	650	781	1,320	238	128	11,744
Depreciation and amortization	495	11	5	59	1	227	798
Total operating expenses	9,122	661	786	1,379	239	355	12,542

Segment operating income (loss)	$681	$193	$557	$(204)	$100	$(355)	$972

(1) Gross billings of $419,737 less worksite employee payroll costs of $371,175.

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Total
9-Months Ended May 31, 2008
Revenue	$62,913	$12,693	$32,208	$8,903	$9,161	$125,878
Cost of revenue	51,415	9,816	28,768	5,097	8,402	103,498
Gross profit	11,498	2,877	3,440	3,806	759	22,380
Operating expenses
Selling, general and administrative	10,486	3,295	2,712	3,671	1,553	21,717
Depreciation and amortization	1,066	120	17	239	36	1,478
Total operating expenses	11,552	3,415	2,729	3,910	1,589	23,195

Segment operating income (loss)	$(54)	$(538)	$711	$(104)	$(830)	$(815)

	Holding	Consolidated	VIE	Segment
	Company	VIE	Elimination	Totals
9-Months Ended May 31, 2008
Revenue	$-	$1,283	$(1,278)	$125,883
Cost of revenue	-	-	-	103,498
Gross profit	-	1,283	(1,278)	22,385
Operating expenses
Selling, general and administrative	2,065	25	(1,278)	22,529
Depreciation and amortization	639	145	-	2,262
Total operating expenses	2,704	170	(1,278)	24,791

Segment operating income (loss)	$(2,704)	$1,113	$-	$(2,406)

(1) Gross billings of $464,761 less worksite employee payroll costs of $401,848.

	Business	Electronics	Holding
	Solutions	Integration	Company	Totals
As of May 31, 2009 (Unaudited)
Current Assets
Cash and equivalents	$1,878	$-	$311	$2,189
Restricted cash	3,253	-	-	3,253
Accounts receivable, net	3,500	-	3	3,503
Inventory, net	12	-	-	12
Deferred tax asset	1,489	-	-	1,489
Prepaid expenses and other current assets	948	-	(2)	946
Assets of discontinued operations, net	-	145	-	145
Total Current Assets	11,080	145	312	11,537

Other Assets
Property, plant & equipment, net	491	-	290	781
Goodwill	12,339	-	-	12,339
Other intangible assets, net	3,297	-	-	3,297
Term note receivable-related party	-	-	3,275	3,275
Other long term assets	22	-	21	43
Total Other Assets	16,149	-	3,586	19,735

Total Assets	$27,229	$145	$3,898	$31,272

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
	Solutions	Infrastructure	Infrastructure	Technologies	Integration	Total
As of August 31, 2008 (Audited)
Current Assets
Cash and equivalents	$2,055	$230	$1,029	$527	$48	$3,889
Restricted cash	5,370	-	-	-	-	5,370
Accounts receivable, net	3,093	2,760	8,147	1,859	1,442	17,301
Costs and estimated earnings in excess of billings on uncompleted contracts	-	192	2,593	-	-	2,785
Inventory, net	17	39	2,312	1,646	353	4,367
Deferred tax asset	922	-	613	-	-	1,535
Prepaid expenses and other current assets	1,263	233	361	302	65	2,224
Total Current Assets	12,720	3,454	15,055	4,334	1,908	37,471

Other Assets
Property, plant & equipment, net	641	306	1,418	1,916	42	4,323
Accounts receivable - long term	-	6	859	-	-	865
Goodwill	12,339	-	152	-	-	12,491
Other intangible assets, net	3,602	-	-	-	-	3,602
Other long term assets	23	-	-	13	-	36
Total Other Assets	16,605	312	2,429	1,929	42	21,317

Total Assets	$29,325	$3,766	$17,484	$6,263	$1,950	$58,788

	Holding	Consolidated	Segment
	Company	VIE	Totals
As of August 31, 2008 (Audited)
Current Assets
Cash and equivalents	$831	$20	$4,740
Restricted cash	-	-	5,370
Accounts receivable, net	(96)	-	17,205
Costs and estimated earnings in excess			-
of billings on uncompleted contracts	-	-	2,785
Inventory, net	-	-	4,367
Deferred tax asset	-	-	1,535
Prepaid expenses and			-
other current assets	114	(75)	2,263
Total Current Assets	849	(55)	38,265

Other Assets
Property, plant & equipment, net	424	6,002	10,749
Accounts receivable - long term	-	-	865
Goodwill	-	-	12,491
Other intangible assets, net	-	-	3,602
Other long term assets	103	1	140
Total Other Assets	527	6,003	27,847

Total Assets	$1,376	$5,948	$66,112

NOTE 22 – GOING CONCERN

The accompanying consolidated financials statements have been prepared assuming that the Company will continue as a going concern.  The Company had cash flow provided by operations of $1,250 for the nine months ended May 31, 2009.  As described in Note 2, by selling the subsidiaries in four segments that overall have been underperforming and require a higher level of working capital investment, management believes they will be able to start generating positive cash flows immediately.  The conversion of the outstanding debt to preferred stock by the Company’s majority shareholder will also result in a significant decrease in the debt service requirements in 2009.  With the Company’s human capital and financial resources all focusing on the profitability of a segment that historically has generated operating income and strong cash flows from operations, management believes the Company will have adequate cash to fund anticipated needs through June 30, 2010.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Solutions Segment

The Business Solutions segment is comprised of Professional Employer Organizations (PEOs) which provide full-service human resources outsourcing services through co-employment relationships with their clients.  Companies operating in the Business Solutions Segment include PSM, CSM, PEM, and ESG.  Our PEOs provide services typically managed by a company’s internal human resources and accounting departments, including payroll and tax processing and management, worker’s compensation and risk management, benefits administration, unemployment administration, human resource compliance services, 401k and retirement plan administration and employee assessments.  Clients represent a wide variety of industries from healthcare, professional services, software development, manufacturing logistics, telemarketing and construction. Combined, these organizations provide co-employment services to approximately 15,000 employees in 48 states.

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

RESULTS OF OPERATIONS:  COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2009 AND 2008

Executive Overview of Financial Results

Results of operations for the three and nine-month periods ended May 31, 2009 and 2008 are as follows:

	Revenue for the		Operating income (loss) for the
	3-months ended May 31,		3-months ended May 31,
	2009	2008	2009	2008
	(Dollars in thousands)
Business Solutions	$15,393	$20,286	$320	$(472)
Wireless Infrastructure	-	2,913	-	(645)
Transportation Infrastructure	-	10,581	-	418
Ultraviolet Technologies	-	2,826	-	(39)
Electronics Integration	-	3,592	-	(458)
Holding Company	-	-	(2)	(1,222)
Variable Interest Entity	-	429	-	373
Variable Interest Entity Elimination	-	(427)	-	-
Segment Totals	$15,393	$40,200	$318	$(2,045)

Net Income (Loss) Available to Common Shareholders			$10	$(3,080)

	Revenue for the		Operating income (loss) for the
	9-months ended May 31,		9-months ended May 31,
	2009	2008	2009	2008
	(Dollars in thousands)
Business Solutions	$48,562	$62,913	$681	$(54)
Wireless Infrastructure	3,312	12,693	193	(538)
Transportation Infrastructure	12,090	32,208	557	711
Ultraviolet Technologies	2,771	8,903	(204)	(104)
Electronics Integration	1,251	9,161	100	(830)
Holding Company	-	-	(355)	(2,704)
Variable Interest Entity	-	1,283	-	1,113
Variable Interest Entity Elimination	-	(1,278)	-	-
Segment Totals	$67,986	$125,883	$972	$(2,406)

Net Income (Loss) Available to Common Shareholders			$69	$(5,909)

Net income available to common stock shareholders was $0.01 million or $0.00 per diluted share on revenue of $15.4 million for the three month period ended May 31, 2009 compared with net loss available to common stock shareholders of ($3.1) million or ($0.27) per diluted share on revenue of $40.2 million for the three month period ended May 31, 2008.  This represents a 62% decrease in revenue and a 100% percent increase in net income.

Net income available to common stock shareholders was $0.07 million or $0.00 per diluted share on revenue of $68.0 million for the nine month period ended May 31, 2009 compared with net loss available to common stock shareholders of ($5.9) million or ($0.52) per diluted share on revenue of $125.9 million for the nine month period ended May 31, 2008.  This represents a 46% decrease in revenue and a 101% percent increase in net income.

The following factor primarily contributed to the decrease in revenue for the three-month period ended May 31, 2009:

·
The Business Solutions decreases are due to a decrease in the total number of worksite employees as a result of clients reducing their payrolls and bonus programs due to the overall downturn in economic conditions.

·	The Wireless Infrastructure, Ultraviolet Technologies, and the Electronics Integration decreases are due to the sale and or discontinuation of operations for the subsidiaries in these divisions.

The following factors primarily contributed to the decrease in revenue for the nine-month period ended May 31, 2009:

·
The Business Solutions decreases are due to a decrease in the total number of worksite employees as a result of clients reducing their payrolls and bonus programs due to the overall downturn in economic conditions.

·	The Wireless Infrastructure, Ultraviolet Technologies, and the Electronics Integration decreases are due to the sale and or discontinuation of operations for the subsidiaries in these divisions.

The following factors primarily contributed to the increase in segment operating income for the three-month period ended May 31, 2009:

·
Increases in the Business Solutions are due to implementing a more efficient tracking system for the benefit plans, decreasing claims related to workers’ compensation plans, and an increase in the SUTA rates passed onto clients.

·	The Wireless Infrastructure, Ultraviolet Technologies, and the Electronics Integration increases are due to the sale and or discontinuation of operations for the subsidiaries in these divisions.

The following factors primarily contributed to the increase in segment operating income for the nine-month period ended May 31, 2009:

·	Increases in the Business Solutions are due to implementing a more efficient tracking system for the benefit plans offset by an increase in health claims.
·	The Wireless Infrastructure, Ultraviolet Technologies, and the Electronics Integration increases are due to the sale and or discontinuation of operations for the subsidiaries in these divisions.

Results by segment are described in further detail as follows:

Business Solutions

Business Solutions segment operating results for three and nine-month period ended May 31, 2009 and 2008 are as follows:

	Three Month Period Ended				Nine Month Period Ended
	May 31, 2009		May 31, 2008		May 31, 2009		May 31, 2008
					(Dollars in thousands)
Revenues	$15,393	100%	$20,286	100%	$48,562	100%	$62,913	100%
Cost of revenues	12,300	79.9%	16,572	81.7%	38,759	79.8%	51,415	81.7%
Gross profit	3,093	20.1%	3,714	18.3%	9,803	20.2%	11,498	18.3%

Operating expenses
Selling, general and administrative	2,613	17.0%	3,827	18.9%	8,627	17.8%	10,486	16.7%
Depreciation and amortization	160	1.0%	359	1.8%	495	1.0%	1,066	1.7%
Total operating expenses	2,773	18.0%	4,186	20.6%	9,122	18.8%	11,552	18.4%

Segment operating income (loss)	$320	2.1%	$(472)	-2.3%	$681	1.4%	$(54)	-0.1%

Revenue

Revenue for the three-month period ended May 31, 2009 was $15.4 million, compared to $20.3 million for the three-month period ended May 31, 2008, a decrease of $4.9 million or 24%.   Revenue decreased primarily due to attrition of customers and the impact of the economic slowdown on our customers.

Revenue for the nine-month period ended May 31, 2009 was $48.6 million, compared to $62.9 million for the nine-month period ended May 31, 2008, a decrease of $14.4 million or 23%.  Revenue decreased primarily due to attrition of customers and the impact of the economic slowdown on our customers.

Gross Profit

Gross profit for the three-month period ended May 31, 2009 was $3.1 million, representing 20% of revenue, compared to $3.7 million, representing 18% of revenue for the three month period ended May 31, 2008, a decrease of $0.6 million or 17%.  Gross profit as a dollar amount decreased due to the reduction in revenue.  Gross profit as a percentage of revenue increased due to implementing a more efficient tracking system for the benefit plans.

Gross profit for the nine-month period ended May 31, 2009 was $9.8 million, representing 20% of revenue, compared to $11.5 million, representing 18% of revenue for the nine month period ended May 31, 2008, a decrease of $1.7 million or 15%.  Gross profit as a dollar amount decreased due to the reduction in revenue.  Gross profit as a percentage of revenue increased due to a decrease in claims related to the workers’ compensation plan and implementing a more efficient tracking system for the benefit plans.

Operating Income

Operating income for the three-month period, ended May 31, 2009 was $0.3 million, compared to an operating loss of  ($0.5) million for the three-month period ended May 31, 2008, an increase of 0.8 million or 168%.  Operating income increased due to personnel reductions during the three months ending May 31, 2009.

Operating income for the nine-month period, ended May 31, 2009 was $0.7 million, compared to $0.1 million for the nine-month period ended May 31, 2008, an increase of $0.7 million or 1,361%.  Operating income increased due to personnel reductions.

Wireless Infrastructure

Wireless Infrastructure segment operating results for the three-and nine month period ended May 31, 2009 and, 2008 are as follows:

	Three Month Period Ended				Nine Month Period Ended
	May 31, 2009		May 31, 2008		May 31, 2009		May 31, 2008
	(Dollars in thousands)
Revenues	$-	0%	$2,913	100%	$3,312	100%	$12,693	100%
Cost of revenues	-	0.0%	2,417	83.0%	2,458	74.2%	9,816	77.3%
Gross profit	-	0.0%	496	17.0%	854	25.8%	2,877	22.7%

Operating expenses
Selling, general and administrative	-	0.0%	1,103	37.9%	650	19.6%	3,295	26.0%
Depreciation and amortization	-	0.0%	38	1.3%	11	0.3%	120	0.9%
Total operating expenses	-	0.0%	1,141	39.2%	661	20.0%	3,415	26.9%

Segment operating loss	$-	0.0%	$(645)	-22.1%	$193	5.8%	$(538)	-4.2%

Revenue

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure segment resulting in the decrease in revenues for the three and nine month periods ending May 31, 2009.

Gross Profit

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure segment resulting in the decrease in gross profit for the three and nine month periods ending May 31, 2009.

Operating Income

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure segment resulting in the increase in operating income for the three and nine month periods ending May 31, 2009.

Transportation Infrastructure

Transportation Infrastructure segment operating results for the three and nine month period ended May 31, 2009 and 2008 are as follows:

	Three Month Period Ended				Nine Month Period Ended
	May 31, 2009		May 31, 2008		May 31, 2009		May 31, 2008
	(Dollars in thousands)
Revenues	$-	0%	$10,581	100%	$12,090	100%	$32,208	100%
Cost of revenues	-	0.0%	9,282	87.7%	10,747	88.9%	28,768	89.3%
Gross profit	-	0.0%	1,299	12.3%	1,343	11.1%	3,440	10.7%

Operating expenses
Selling, general and administrative	-	0.0%	873	8.3%	781	6.5%	2,712	8.4%
Depreciation and amortization	-	0.0%	8	0.1%	5	0.0%	17	0.1%
Total operating expenses	-	0.0%	881	8.3%	786	6.5%	2,729	8.5%

Segment operating income	$-	0.0%	$418	4.0%	$557	4.6%	$711	2.2%

Revenue

Effective November 30, 2008, the Company sold its subsidiaries operating in the Transportation Infrastructure segment resulting in the decrease in revenues for the three and nine months ending May 31, 2009.

Gross Profit

Effective November 30, 2008, the Company sold its subsidiaries operating in the Transportation Infrastructure segment resulting in the decrease in gross profit for the three and nine months ending May 31, 2009.

Operating Income

Effective November 30, 2008, the Company sold its subsidiaries operating in the Transportation Infrastructure segment resulting in the increase in operating income for the three and nine months ending May 31, 2009.

Ultraviolet Technologies

Ultraviolet Technologies segment operating results for the three and nine-month period ended May 31, 2009 and 2008 are as follows:

	Three Month Period Ended				Nine Month Period Ended
	May 31, 2009		May 31, 2008		May 31, 2009		May 31, 2008
	(Dollars in thousands)
Revenues	$-	0%	$2,826	100%	$2,771	100%	$8,903	100%
Cost of revenues	-	0.0%	1,594	56.4%	1,596	57.6%	5,097	57.3%
Gross profit	-	0.0%	1,232	43.6%	1,175	42.4%	3,806	42.7%

Operating expenses
Selling, general and administrative	-	0.0%	1,185	41.9%	1,320	47.6%	3,671	41.2%
Depreciation and amortization	-	0.0%	86	3.0%	59	2.1%	239	2.7%
Total operating expenses	-	0.0%	1,271	45.0%	1,379	49.8%	3,910	43.9%

Segment operating loss	$-	0.0%	$(39)	-1.4%	$(204)	-7.4%	$(104)	-1.2%

Revenue

Effective November 30, 2008, the Company sold its subsidiaries operating in the Ultraviolet Technologies segment resulting in the decrease in revenues for the three and nine months ending May 31, 2009.

Gross Profit

Effective November 30, 2008, the Company sold its subsidiaries operating in the Ultraviolet Technologies segment resulting in the decrease in gross profit for the three and nine months ending May 31, 2009.

Operating Income

Effective November 30, 2008, the Company sold its subsidiaries operating in the Ultraviolet Technologies segment resulting in the decrease in operating income for the three and nine months ending May 31, 2009.

Electronics Integration

Electronics Integration segment operating results for the three and nine month period ended May 31, 2009 and 2008 are as follows:

	Three Month Period Ended				Nine Month Period Ended
	May 31, 2009		May 31, 2008		May 31, 2009		May 31, 2008
	(Dollars in thousands)
Revenues	$-	0%	$3,592	100%	$1,251	100%	$9,161	100%
Cost of revenues	-	0.0%	3,387	94.3%	912	72.9%	8,402	91.7%
Gross profit	-	0.0%	205	5.7%	339	27.1%	759	8.3%

Operating expenses
Selling, general and administrative	-	0.0%	652	18.2%	238	19.0%	1,553	17.0%
Depreciation and amortization	-	0.0%	11	0.3%	1	0.1%	36	0.4%
Total operating expenses	-	0.0%	663	18.5%	239	19.1%	1,589	17.3%

Segment operating loss	$-	0.0%	$(458)	-12.8%	$100	8.0%	$(830)	-9.1%

Revenue

Effective November 30, 2008, the Company sold its subsidiary Commercial Solutions and discontinued operations of its subsidiaries Kingston and TTC d/b/a AVR in its Electronics Integration segment resulting in the decrease in revenues for the three and nine month periods ending May 31, 2009.

Gross Profit

Effective November 30, 2008, the Company sold its subsidiary Commercial Solutions and discontinued operations of its subsidiaries Kingston and TTC d/b/a AVR in its Electronics Integration segment resulting in the decrease in gross profit for the three and nine month periods ending May 31, 2009.

Operating Income

Effective November 30, 2008, the Company sold its subsidiary Commercial Solutions and discontinued operations of its subsidiaries Kingston and TTC d/b/a AVR in its Electronics Integration segment resulting in the increase in operating income for the three and nine month periods ending May 31, 2009.

Holding Company

Operating Expense

The Holding Company does not have any income producing operating assets.  As such, the operating loss was equal to operating expenses.  Operating expenses consist primarily of legal, accounting and consulting fees.  Operating expenses for the three-month period ended May 31, 2009 were $0.002 million, compared to $1.2 million for the three-month period ended May 31, 2008, a decrease of $1.2 million or 100%.  Operating expense decreased as a result of selling our subsidiaries within our Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integration divisions.

Operating expenses for the nine-month period ended May 31, 2009 were $0.4 million, compared to $2.7 million for the nine-month period ended May 31, 2008, a decrease of $2.3 million or 85%.  Operating expense decreased as a result of selling our subsidiaries within our Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integrations divisions.

Interest Expense

Interest expense was $0.03 million for the three-month period ended May 31, 2009, compared to $0.6 million for the three-month period ended May 31, 2008, a decrease of $0.6 million or 95%.  The decrease was primarily due to eliminating the consolidation of the VIE as a result of terminating the lease agreement with the VIE as of November 30, 2008 and due to the sale of our subsidiaries for satisfaction of our related party debt.

Interest expense was $0.1 million for the nine-month period ended May 31, 2009, compared to $2.4 million for the nine-month period ended May 31, 2008, a decrease of $2.2 million or 95%.  The decrease was primarily due to eliminating the consolidation of the VIE as a result of terminating the lease agreement with the VIE as of November 30, 2008 and due to the sale of our subsidiaries for satisfaction of our related party debt.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents and proceeds from debt borrowings.  We had cash and equivalents of $2.2 million at May 31, 2009 and $4.7 million at August 31, 2008.

We had working capital of ($0.6) million at May 31, 2009 compared with $3.7 million at August 31, 2008.  The decrease in working capital was primarily due to the disposition of four of our five operating segments at November 30, 2008.  Current assets are primarily comprised of cash and equivalents, net accounts receivable, and prepaid expenses. Current liabilities are primarily comprised of accounts payable and accrued expenses.

Total debt at May 31, 2009 was $0.3 million.  Total debt at August 31, 2008 was $45.4 million including a $3.4 million convertible term note, $3.6 million in bank debt, $32.0 million in debt to a related party, and $6.4 million in the variable interest entity’s debt.  Total unused borrowings under the line of credit were $2.8 million at August 31, 2008.  Total capital expenditures were approximately $0.1 million and $1.3 million for the nine-month period ended May 31, 2009 and May 31, 2008, respectively.  Sources of funds for these expenditures have primarily been from available cash flow.

Cash Flows

Cash flows provided by (used in) operations for the nine month period ended May 31, 2009 and 2008 were $1.3 million and ($1.0) million, respectively.  This increase in operating cash flows was due primarily to the disposition of assets.  Refer to Note 2 for further details.

Net cash flow used in investing activities was $0.1 million for the nine month period ended May 31, 2009 compared to $0.9 million for the nine month period ended May 31, 2008.  The decrease was primarily due to the fact that no major fixed assets were acquired during the nine month period ending May 31, 2009.

Net cash flow used in financing activities was $3.7 million for the nine month period ended May 31, 2009 compared to $4.9 million for the nine month period ended May 31, 2008.  The decrease was primarily the result of making our final balloon payment for the Laurus convertible debt.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our contractual obligations as of May 31, 2009:

	Payments due by
Contractual obligation	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years

Debt and capital lease obligations	$288	$275	$13	$-	$-
Operating lease (1)	2,478	718	675	1,085	-
Total	$2,766	$993	$688	$1,085	$-

(1)	Operating leases represent the total future minimum lease payments.

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

Guarantees

A significant portion of our debt and letters of credit are personally guaranteed by the Company’s Chairman and CEO.  Future changes to these guarantees would affect financing capacity of the Company.  During the fiscal year ended August 31, 2008, the Board approved the payment of certain guarantee fees to the CEO.  The Company paid guarantee fees of $0.2 million for the nine months ending May 31, 2009.

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under health insurance and workers’ compensation contracts and to guarantee performance under our contracts.  Such letters of credit are generally issued by a bank or similar financial institution.  The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions.  If this situation were to occur, we would be required to reimburse the issuer of the letter of credit.  Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement.  We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of May 31, 2009, we had approximately $3.3 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents as of May 31, 2009 was $2.2 million and is primarily in subsidiary operating accounts.  A hypothetical 10% adverse change in the average interest rate on the Company’s investments would not have had a material effect on net income for the nine month period ended May 31, 2009.  We do not currently utilize any derivative financial instruments to hedge interest rate risks.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its CEO, CFO, and Chief Operating Officer (“COO”) as appropriate, to allow timely decisions regarding required disclosure.  The Company’s management, including the CEO, CFO, and COO, recognizes that, because the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and also is subject to other inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives.

Under the supervision and with the participation of the Company’s management, including the Company’s CEO, CFO and COO the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2009.  Based on this evaluation, the CEO, CFO, and COO have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on May 31, 2009 in providing reasonable assurance that information required to be disclosed in the reports the Company file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that: (i) additional accounting personnel were needed at certain subsidiaries at May 31, 2009 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures.  The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel.  Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced.  Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.

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

Fortune Industries, Inc.
(Registrant)

Date: July 14, 2009	By: /s/ John F. Fisbeck
John F. Fisbeck,
Chief Executive Officer

Date: July 14, 2009	By: /s/ Randy E. Butler
Randy E. Butler,
Chief Financial Officer