Form 10-K
period 2009-06-30
FORTUNE INDUSTRIES, INC.
filed 2009-09-28
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☐	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    September 1, 2008    to     June 30, 2009

Commission file number: 0-19049
Fortune Industries, Inc.
(Exact name of registrant as specified in its charter)

Indiana	20-2803889
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6402 Corporate Drive, Indianapolis, Indiana	46278
(Address of principal executive offices)	(Zip Code)

(317) 532-1374
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($0.10 par value per share) (“Common Stock”);	NYSE Amex

(Title of Class)	(Name of Exchange on Which Registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of February 28, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock and Preferred Stock held by non-affiliates, based upon the closing price per share for the registrant’s common stock as reported on the NYSE Amex, was approximately $8.1 million.

The number of shares of the registrant’s Common Stock, outstanding as of September 25, 2009 was 11,682,173. The number of shares of the registrant’s Preferred Stock, outstanding as of September 28, 2009 was 296,180.

For the purpose of calculating the aggregate market value of the Company’s Common Stock held by non-affiliates, the Company utilized the definition of “affiliates” provided by Rule 12b-2 of the Exchange Act. In applying that definition, the Company has considered all individual members of the “Control Group” as designated in the Schedule 13D filed by the Company on August 7, 2000 and on any amendments thereto to be affiliates, as well as all then current directors and officers. As used for purposes of determining the aggregate market value of the Voting Common Stock held by non-affiliates, “beneficial ownership” of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this calculation, a person is deemed to have beneficial ownership of any security that such person had the right to acquire within 60 days after February 29, 2008. The Company then multiplied the beneficial ownership of the non-affiliates by the closing price of the Company’s Common Stock, as of the date stated above, to derive the market value, or ‘float.’

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

General

Fortune Industries, Inc. is a holding company of providers of full service human resources outsourcing services through co-employment relationships with their clients.  The terms “we,” “our,” “us,” “the Company,” and “management” as used herein refers to Fortune Industries, Inc. and its subsidiaries unless the context otherwise requires.  Effective November 30, 2008, we approved the sale of all of our remaining operating subsidiaries within four of our five segments (Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies, and Electronics Integration) to a related party.  Consequently, as of the effective date of the transaction, our Business Solutions segment is the Company’s remaining operating segment. The sales transaction, combined with other significant events disclosed in Note 2 of our financial statements in Item 8, will change the focus of our Company in fiscal 2009 and thereafter.  This operational change in our Company will impact the comparability of our financial information compared to historical data presented in past filings.

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

Effective November 30, 2008, the Company completed a transaction to sell all of the outstanding shares of common stock of the following wholly-owned subsidiaries: James H Drew Corporation, Nor-Cote International, Inc., Fortune Wireless, Inc. and Commercial Solutions, Inc.  The subsidiaries were sold to related parties entities owned by the Company’s majority shareholders in exchange for a $10,000,000 reduction in the outstanding balance of the term loan note due to the majority shareholder and a three-year term note in the amount of $3,240,000.  The transaction also included the conversion of the remaining term loan note balance to Preferred Stock and the issuance of additional warrants.  For further discussion of this transaction, see Note 2 - Disposition of Assets and ProForma Results in the Notes to the Consolidated Financial Statements.

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

The services rendered by this segment accounted for 73% of our consolidated revenues in fiscal 2009, 47% of our consolidated revenues in 2008, and 44% of our consolidated revenues in 2007.

Customers

Customers in this segment represent a wide variety of industries including healthcare, professional services, software development, manufacturing logistics, telemarketing and construction. Combined, these organizations provide co-employment services to approximately 14,000 employees in 48 states. Management’s focus is on providing PEO services to small and medium-sized businesses with 10 to 1,000 employees.  The Business Solutions segment’s customer base is diverse with no significant customer or group of customers.  While worksite employees are located throughout the United States, the segment’s client operations are primarily headquartered in Utah, Colorado, Arizona, Indiana, and Tennessee.

Competition

The Companies in our Business Solutions segment compete with other PEOs, third-party payroll processing and human resources consulting companies, and in-house human resources divisions.  The PEO industry is highly fragmented between local, regional and national PEO operators.

Vendor Relationships

The Companies in the Business Solutions segment provide employee benefits to worksite employees under arrangements with a variety of vendors. These companies provide group health insurance coverage to the customers’ worksite employees through a partially self-funded health plan using the vendor AIG (“AIG”) and other health networks, through a fully insured group health plan using Humana and through various other fully-insured policies or service contracts.

Under the partially self-funded policy with AIG, our PEOs are liable for the first $200,000 of claims per individual, with AIG being liable for all excess claim amounts.  There is an additional limit for aggregate claims incurred based on the number of participants in the plan.

The Companies in the Business Solutions segment also provide partially self-funded workers’ compensation insurance coverage for their customers’ worksite employees through Liberty Mutual (“Liberty”) and high-deductible workers’ compensation insurance coverage through Lumberman’s Underwriting Alliance (“LUA”). Under the partially self-funded policy with Liberty, our PEOs are liable for the first $250,000 of claims per occurrence, with Liberty held liable for all excess claims.  Under the LUA policy, the Company is liable for the first $350,000 of claims per occurrence, with LUA held liable for all excess claims.  The LUA policy has no limit on the aggregate amount of all claims per policy year.  The Liberty and LUA workers’ compensation policies provide coverage in most all states with the exception of those states that are “monopolistic” in coverage and therefore require employers to use their respective state insurance funds for coverage.

Industry Regulation

Numerous federal and state laws and regulations relating to employment matters, benefit plans and employment taxes affect the operations of the Company or specifically address issues associated with co-employment. Many of these federal and state laws were enacted before the development of non-traditional employment relationships, such as professional employer organizations, temporary employment and other employment-related outsourcing arrangements and, therefore, do not specifically address the obligations and responsibilities of a professional employer organization.

Other federal and state laws and regulations are relatively new, and administrative agencies and federal and state courts have not yet interpreted or applied these regulations to the Company’s business or its industry. The development of additional regulations and interpretation of those regulations can be expected to evolve over time. In addition, from time to time, states have considered, and may in the future consider, imposing certain taxes on gross revenues or service fees of the Company and its competitors.

Many states have passed laws that have licensing, registration or other regulatory requirements for professional employer organizations and several other states are currently considering similar regulations. Such laws vary from state to state, but generally codify the requirements that a professional employer organization must reserve a right to hire, terminate and discipline client employees and secure workers’ compensation insurance coverage. The Company delegates or assigns such rights to the client where allowed under state law. The laws also generally provide for monitoring the fiscal responsibility of professional employer organizations and, in many cases, the licensure of the controlling officers of the professional employer organization.

In addition, some states through legislative or other regulatory action may propose to modify the manner in which the Company is allowed to provide services to its clients. Such regulatory action could increase the administrative cost associated with providing such services.

ERISA Requirements

Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines an “employer” as “any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan.” ERISA defines the term “employee” as “any individual employed by an employer.” The courts have held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. However, in applying that test, control and supervision are less important for ERISA purposes when determining whether an employer has assumed responsibility for an individual’s benefits status. A definitive judicial interpretation of “employer” in the context of a professional employer organization or employee leasing arrangement has not been established.

If the Company were found not to be an employer for ERISA, Code purposes, or the tax qualification requirements of the Code, the Company would be subject to liabilities, including penalties, with respect to its cafeteria benefits plan for failure to withhold and pay taxes applicable to salary deferral contributions by its clients’ employees. In addition, as a result of such a finding, the Company and its plans would not enjoy, with respect to client employees, the preemption of state laws provided by ERISA and could be subject to varying state laws and regulation, as well as to claims based upon state common laws.

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

The services rendered by this segment accounted for 5% of our consolidated revenues in fiscal 2009, 10% of our consolidated revenues in 2008, and 15% of our consolidated revenues in 2007.

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

The products and services rendered by this segment accounted for 17% of our consolidated revenues in fiscal 2009, 28% of our consolidated revenues in 2008, and 25% of our consolidated revenues in 2007.

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

The products produced by this segment accounted for 4% of our consolidated revenues in fiscal 2009, and 8% of our consolidated revenues in 2008, and 2007.

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

The products and services rendered by this segment accounted for 2% of our consolidated revenues in fiscal 2009, 8% of our consolidated revenues in 2008, and 8% of our consolidated revenues in 2007.

Effective November 30, 2008, the Company sold Commercial Solutions, and Kingston and TTC ceased operations.  The Company will no longer be active in the Electronics Integration segment.  Commercial Solutions will continue operations as a wholly-owned subsidiary of the acquiring entity.

Employees

As of October 1, 2009, we employed approximately 107 full-time employees.  Additionally, within the Business Solutions segment, we had approximately 14,000 co-employees under customer-contract relationships.  Our in-house staff is supplemented with contract personnel on an as-needed basis. Management believes that its relationships with its employees are generally satisfactory.

Control Group

At September 1, 2008, a Control Group held 74.3% or 8,454,784 shares of our outstanding common stock.  Members of the control group included our CEO, Mr. John F. Fisbeck, and our Chairman of the Board, Mr. Carter M. Fortune. Individually, each of the above persons or entities had the sole voting and dispositive power over the following number of shares of the Company’s Common Stock as of September 1, 2008: John F. Fisbeck, 1,637,701 (or 14.4%) and Carter M. Fortune, 4,135,010 (or 36.3%). In addition to the above shares, Messrs. Fisbeck and Fortune shared dispositive control over 2,682,073 (or 23.6%) shares of the Company’s Common Stock held by 14 West, LLC.

As of June 30, 2009, the Control Group held 72.4% or 8,746,448 shares of our outstanding common stock.  Members of the Control Group as of this date include John F. Fisbeck and Carter M. Fortune.  Individually, each of the above persons had the sole voting and dispositive power over the following number of shares of the Company’s Common Stock as of June 30, 2009: John F. Fisbeck, 1,810,525 (or 15.0%) and Carter M. Fortune, 4,237,852 (or 35.1%). In addition to the above shares, Messrs. Fisbeck and Fortune equally share dispositive control over 2,698,071 (or 22.3%) shares of the Company’s Common Stock held by 14 West, LLC as of June 30, 2009.

Fisbeck Fortune Development, LLC

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

As described in Note 4 of the accompanying consolidated financial statements, the termination of the lease and the sale of subsidiaries provided for a triggering event under FIN 46.  As a result, effective November 30, 2008 the Company is no longer considered the primary beneficiary of the variable interest entity and is not required to consolidate Fisbeck-Fortune Development as of this date.

Additional information with respect to the Company’s businesses

The amounts of assets, revenues and earnings attributable to the aforementioned operating segments are included in Note 25 to the Company’s Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data.

Our common stock is traded on the NYSE Amex under the symbol “FFI”.  We maintain a website (http://www.ffi.net) where our annual reports, certain corporate governance documents, press releases, interim shareholder reports and links to our subsidiaries’ websites can be found. The Company’s periodic reports filed with the SEC, which include Form 10-K’s, Form 10-Q’s, Form 8-K’s and amendments thereto, and may be accessed by the public free of charge from the SEC and through the Company. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov) and indirectly through our website (http://www.ffi.net). Copies of these reports may also be obtained, free of charge, upon written request to the Company’s principal executive office at: Fortune Industries, Inc., 6402 Corporate Drive, Indianapolis, IN 46278, Attn: Corporate Secretary (1-317-532-1374) or may be obtained from the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 (1-800-SEC-0330).

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

As described in Item 9A of this Report, certain control deficiencies constitute a material weakness in our internal control over financial reporting as of June 30, 2009. In particular, we have concluded that (i) additional accounting personnel were needed at certain subsidiaries at June 30, 2009 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures.

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

As a public company we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules of the NYSE Amex. The requirements of these rules and regulations have increased, and may further increase in the future, our legal and financial compliance costs, make some activities more difficult, time consuming or costly and may also place undue strain on our systems and resources. The Securities Exchange Act of 1934 requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosure controls and procedures, and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures, and internal controls over financial reporting, significant resources and management oversight will be required. In addition, beginning with our 2011 fiscal year, we will be required to comply with Section 404 of the Sarbanes-Oxley Act. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our Board of Directors and qualified members of our management team.

The financial markets have recently experienced significant turmoil which may negatively impact our liquidity, our ability to obtain financing and our ability to process transactions through the banking system.

Our liquidity and our ability to obtain financing may be negatively impacted if one of our Lenders under our credit facility, or another financial institution, suffers liquidity issues or ceases operations.  In such an event, we may not be able to draw on all, or a substantial portion of, our credit facility or timely process payroll and collection transactions through the banking system.  Also, if we attempt to obtain future financing, in addition to our current credit facility, we may be unable to obtain such financing which could materially adversely affect our operations, financial condition and cash flows.

Our short-term results may be negatively impacted due to changes in health insurance claims, state unemployment tax rates and workers’ compensation rates, which we may not be able to immediately pass through to our clients.

Health insurance costs, workers’ compensation and employment practices liability insurance rates and state unemployment taxes are primarily determined by our claims experience and comprise a significant portion of our actual costs. Should we experience a significant increase in claims activity, due to the current economic downturn or otherwise, we may experience a substantial increase in our health insurance premiums, unemployment taxes, or workers’ compensation and employment practices liability insurance rates. Our ability to pass such increases through to our clients on a timely basis may be delayed and our clients may not agree to the increases, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our insurance-related loss reserves may be inadequate to cover our ultimate liability for losses and as a result our financial results could be materially and adversely affected.

We maintain loss reserves to cover our liabilities for the costs of our health care and workers’ compensation programs. These reserves are not an exact calculation of our liability, but rather are estimates based on a number of factors including but not limited to actuarial calculations, current and historical loss trends and payment patterns, the number of open claims, developments relating to the actual claims incurred, medical trend rates and the impact of acquisitions, if any. Variables in the reserve estimation may be affected by both internal and external factors, such as changes in claims handling procedures, fluctuations in the administrative costs associated with the program, economic conditions, fiscal policies, interest rates, legal determinations and legislative and regulatory changes. Although our reserves estimates are regularly refined as historical loss experience develops and additional claims are reported and settled, because of the uncertainties of estimating loss reserves, we cannot assure you that our reserves are adequate, and actual costs and expenses may exceed our reserves. If our reserves are insufficient to cover actual losses we may incur potentially material charges to our earnings.

Our ability to manage health care costs affects our profitability.

Our profitability depends in part on our ability to appropriately predict and manage future health care costs through underwriting criteria and negotiation of favorable contracts with health care plan providers. The aging of the population and other demographic characteristics, the introduction of new or costly treatments resulting from advances in medical technology and other factors continue to contribute to rising health care costs. Government-imposed limitations on Medicare and Medicaid reimbursements have also caused the private sector to assume a greater share of increasing health care costs. Changes in health care practices, inflation, new technologies, increases in the cost of prescription drugs, direct-to-consumer marketing by pharmaceutical companies, clusters of high cost cases, utilization levels, changes in the regulatory environment, health care provider or member fraud, and numerous other factors affecting the cost of health care can be beyond any health plan provider’s control and may adversely affect our ability to predict and manage health care costs, as well as our business, financial condition and operating results.

We use actuarial data to assist us in analyzing and projecting these amounts, however, we and our carriers may not be successful in managing the cost of our plans. Accordingly, our costs under our health benefit plans may exceed our estimates, requiring us to fund the difference. Any significant funding obligation may have a material adverse effect on our financial condition, results of operations and liquidity.

We operate in a complex regulatory environment and failure to comply with applicable laws and regulations could adversely affect our business.

The HR outsourcing and PEO environment is subject to a number of federal and state laws and regulations, including those applicable to payroll practices, taxes, benefits administration, insurance, wage and hour, employment practices and data privacy.  As many of these laws do not specifically address the obligations and responsibilities of a professional employer organization, assuring compliance with such laws and assessing the financial impact of such compliance can be difficult. For example, the American Recovery and Reinvestment Act of 2009, enacted on February 17, 2009, includes significant modifications of the COBRA continuation coverage rules including an additional period of sixty days for eligible employees to elect to continue their benefit coverage and a subsidy of 65% of the applicable COBRA premium for up to nine months for employees “involuntarily terminated” by their employer between September 1, 2008 and December 31, 2009.  At this time it is unclear how these modifications will be applied where a “co-employer” sponsors the benefit plans and has been contractually allocated responsibility for compliance with the COBRA continuation rules.  The Company anticipates that it will incur additional costs associated with compliance with these new rules but the amount of such costs and the impact of these new rules on the Company’s business are currently unclear.

Because our clients have employees in states throughout the United States, we must also perform our services in compliance with the legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret, may conflict and may change over time, and the addition of new services may subject us to additional laws and regulations. Many of these laws and regulations were instituted prior to the development of the professional employer organization industry, and therefore can be difficult to interpret or assess and may change over time. As a result of uncertainty and inconsistency in the interpretation and application of many of these laws and regulations, from time to time we have had disagreements with regulatory agencies in various states, some of which have resulted in administrative proceedings between a state agency and us.  If we are unable to continue to provide certain contractual obligations, such as the payment of employment taxes on the salaries and wages paid to client employees, due to an adverse determination regarding our regulatory status as an “employer”, our clients may be held jointly and severally liable for such payments. Violation of these laws and regulations could subject us to fines and penalties, damage our reputation, constitute breach of our client contracts and impair our ability to do business in various jurisdictions or in accordance with established processes.

In addition, many states in which we operate have enacted laws that require licensing or registration of professional employer organizations, including Florida and Texas, and additional states are considering such legislation. We may not be able to satisfy the licensing requirements or other applicable regulations of any particular state, or we may be unable to renew our licenses in the states in which we currently operate upon expiration of such licenses, which could prevent us from providing services to client employees in a certain state. In addition, many of these states have reciprocal disciplinary arrangements under which disciplinary action in one state can be the basis for disciplinary action in one or more other states.  Future changes in or additions to these requirements may require us to modify the manner in which we provide services to our clients, which may increase our costs in providing such services.

We are also increasingly affected by legal requirements relating to privacy of information. We anticipate that additional federal and state privacy laws and regulations beyond the federal Health Insurance Portability and Accountability Act of 1996 and the regulations promulgated there under will continue to be enacted and implemented. The scope of any such new laws and regulations may be very broad and entail significant costs for us to be in compliance.

As a result of our co-employment relationship with most of our clients and client employees, we may be subject to liabilities as a result of their acts or omissions.

We enter into a contractual relationship with each of our clients, whereby the client transfers certain employment-related risks and liabilities to us and retains other risks and liabilities. Many federal and state laws that apply to the employer-employee relationship do not specifically address the obligations and responsibilities of this “co-employment” relationship. Consequently, we may be subject to liability for violations of employment or discrimination laws, including violations of federal and state wage and hour laws, by our clients despite the contractual division of responsibilities between us, even if we do not participate in such violations. In addition, our client employees may also be deemed to be acting as our agents, subjecting us to further liability for the acts or omissions of such client employees. Although our professional services agreement provides that the client will indemnify us for any liability attributable to its own or its employees’ conduct, we may not be able to effectively enforce or collect such contractual indemnification. Any such liability imposed upon us could have a material adverse impact on our results of operations, financial condition and cash flows.

Because we assume the obligation to make wage, tax and regulatory payments on behalf of our clients, we are exposed to certain credit risks with respect to our clients.

Under the terms of our professional services agreement, for clients serviced on a co-employed basis we generally assume responsibility for and manage the risks associated with each of our client’s employee payroll obligations, including the payment of salaries, wages and associated taxes, and, at the client’s option, the responsibility for providing group health, welfare and retirement benefits to each client employee. In this “co-employment” relationship, we directly assume these obligations, and unlike payroll processing service providers, we issue payroll checks to each client employee drawn on our own bank accounts. In several states, we are required to pay wages, payroll taxes and other amounts related to payroll regardless of whether the client timely funds such payments to us.  For clients serviced either on a co-employed or non co-employed basis, who meet certain financial underwriting requirements, the Company may issue payroll to a client’s employees prior to irrevocable receipt of payroll, taxes and associated service fees. If we are unable to collect these payments from our larger clients, there may be a material adverse effect on our results of operations, financial condition and cash flows.

A control group owns a substantial majority of our common stock.

As of June 30, 2009, the Control Group held 72.4% or 8,746,448 shares of our outstanding common stock.  Members of the Control Group as of this date include John F. Fisbeck and Carter M. Fortune.  Individually, each of the above persons has the sole voting and dispositive power over the following number of shares of the Company’s Common Stock as of June 30, 2009: John F. Fisbeck, 1,810,525 (or 15.0%) and Carter M. Fortune, 4,237,852 (or 35.1%). In addition to the above shares, Messrs. Fisbeck and Fortune equally share dispositive control over 2,698,071 (or 22.3%) shares of the Company’s Common Stock held by 14 West, LLC as of June 30, 2009.

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

We may face additional liabilities and exposures based on agreements the Company’s majority shareholders have entered into during the acquisition of various subsidiaries in the prior years.

Our Company's two largest shareholders have entered into put or call options in conjunction with past Company acquisitions with their shareholders.  Since these arrangements are not associated with the Company, our shareholders may honor, change or enter into other arrangements with these prior owners.  We believe any risk related to these arrangements is outside the Company.  Since the Company remains dependent on the financial strength of our largest shareholder, any damaging effects from these arrangements may also have a corresponding negative impact to the Company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of June 30, 2009, we maintained the following operating facilities:

Segment	Location(s)	Description	Owned / Leased	Approximate Square Footage

Corporate	Indianapolis, IN	Corporate offices	Leased (1)	10,500

Business Solutions	Richmond, IN	Offices	Leased (2)	10,000
	Brentwood, TN	Offices	Leased	10,000
	Provo, UT	Offices	Leased (3)	13,000
	Tucson, AZ	Offices	Leased (4)	4,200
	Loveland, CO	Offices	Leased	1,400

(1)
The leases on these properties are with an entity equally owned by the Company’s two majority shareholders. Refer to the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

(2)
The leases on this property are with a limited liability company owned by the former Chief Operating Officer of the Company.  Refer to the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

(3)	The leases on this property are with a limited liability company in which ESG’s former President is a member of the limited liability company.
(4)	The lease on this property is with a company owned by a former employee.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2009.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock of Fortune Industries, Inc. is traded on the NYSE Amex (Symbol: FFI). As of September 25, 2009, there were 160 holders of record of the common stock.  This number does not include shareholders for whom shares were held in “nominee” or “street name”.  Prior to June 23, 2005, our stock traded on the NASD OTC Bulletin Board under the symbol "FDVI" for the period June 17, 2001 through June 1, 2005 and under the symbol "FDVF" for the period June 2, 2005 through June 22, 2005. High and low quotations reported by the NASD OTC Bulletin Board, the American Stock Exchange or the NYSE Amex, as applicable, during the periods indicated are shown below. These quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not represent actual transactions. All share prices presented in this Annual Report on Form 10-K have been restated to reflect the 1-for-10 stock split effective June 2, 2005.

	High	Low
Fiscal Ten Months Ending June 30, 2009
Fourth Quarter	$0.71	$0.60
Third Quarter	0.71	0.36
Second Quarter	0.80	0.20
First Quarter	1.15	0.29

Fiscal Year Ending August 31, 2008
Fourth Quarter	$1.45	$1.05
Third Quarter	2.15	1.30
Second Quarter	2.90	1.95
First Quarter	3.90	2.25

The Company has never declared or paid any dividends on its Common Stock.  Future dividends, if any, will be at the discretion of the Board of Directors and will depend upon our operating performance, capital requirements, contractual restrictions, and other factors deemed relevant by the Board of Directors.

Unregistered Shares Issuances

There were no issuances of unregistered shares of Company stock that were not reported by the Company in a Current Report on Form 8-K or in a Quarterly Report on Form 10-Q during the fiscal ten months ended June 30, 2009.

Item 6. Selected Financial Data

The following selected financial data as of and for each of the previous five fiscal periods ending June 30 and August 31, which have been derived from our consolidated financial statements.

	Ten Months Ending June 30,	Year Ended August 31,
	2009	2008	2007 (1)	2006 (2)	2005 (3)
	(Dollars in thousands, except per share data)
Total Revenues	$72,906	$158,399	$158,349	$157,113	$113,096

Net Income (Loss) from Continuing Operations	1,458	(19,035)	(7,286)	2,219	(2,317)
Net Income (Loss) from Discontinued Operations	(74)	-	-	-	-
Net Income (Loss)	1,384	(19,035)	(7,286)	2,219	(2,317)

Net Income (Loss) Available to Common Shareholders	446	(19,581)	(7,782)	1,888	(2,317)

Basic Income (Loss) per share:
Income (Loss) from Continuing Operations	$0.05	$(1.72)	$(0.72)	$0.18	$(0.22)
Income (Loss) from Discontinued Operations	$(0.01)	$0.00	$0.00	$0.00	$0.00
Net Income (Loss)	$0.04	$(1.72)	$(0.72)	$0.18	$(0.22)

Diluted Income (Loss) per share:
Income (Loss) from Continuing Operations	$0.04	$(1.72)	$(0.72)	$0.18	$(0.22)
Income (Loss) from Discontinued Operations	$(0.01)	$0.00	$0.00	$0.00	$0.00
Net Income (Loss)	$0.03	$(1.72)	$(0.72)	$0.18	$(0.22)

Weighted Average Shares Outstanding:
Basic	11,854	11,391	10,841	10,582	10,496
Diluted	13,825	11,720	12,394	11,845	10,501

Consolidated Balance Sheet Data:
Cash and Short-Term Investments	$1,686	$4,740	$9,830	$4,913	$5,986
Working Capital	(1,009)	3,694	(15,896)	23,383	1,200
Goodwill and Intangibles, net	15,602	16,093	25,911	16,283	16,385
Total Assets	30,513	66,112	88,355	74,285	65,086
Long-Term Obligations and Redeemable Preferred Stock	29,629	43,389	16,364	34,512	11,585
Shareholders' Equity	18,685	(3,413)	14,089	20,950	12,073

(1)	Includes the acquisition of PEM in February 2007 and ESG in March 2007.

(2)	Includes the acquisition of CSM in April 2005 and James Westbrook and Associates, LLC in June 2006.

(3)	Includes the acquisition of PSM in October 2003 and JH Drew in April 2004.

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

Until November 30, 2008, we classified our businesses under five operating segments:  Business Solutions; Wireless Infrastructure; Transportation Infrastructure; Ultraviolet Technologies; and Electronics Integration.   Effective November 30, 2008, we approved the sale of all of our remaining operating subsidiaries within four of our five segments (Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Infrastructure, and Electronics Integration).  Consequently, as of the effective date of the transaction, our Business Solutions segment is the Company’s remaining operating segment.  The sales transaction, combined with other significant events disclosed in Note 2 of our financial statements in Item 8, will change the focus of our Company in fiscal 2009 and thereafter.  This operational change in our Company will impact the comparability of our financial information compared to historical data presented in past filings.

Key Factors Affecting or Potentially Affecting Results of Operations and Financial Condition

Management considers the following factors, events, trends and uncertainties to be important to understanding its results of operations and financial condition:

Holding Company

Over the past five fiscal periods, we have completed six key acquisitions.  Four of these key acquisitions have been in the PEO industry.  In February 2007, the Company acquired PEM, a PEO located in Arizona.  In March 2007, the Company acquired ESG, a PEO located in Utah and Colorado.  The Company’s acquisition of ESG enabled the Company to expand its geographic presence in the PEO marketplace.  In April 2005, we acquired CSM, a PEO located in Nashville, Tennessee.  This acquisition of the oldest PEO in the state expanded our Business Solutions segment service offerings.  In April 2004, we acquired JH Drew, a construction installer of highway-products and commercial structural steel.  This acquisition allowed us to gain entry into the transportation infrastructure business in the Midwestern United States.  In October 2003 we acquired PSM, a PEO located in Indianapolis, Indiana.  This acquisition allowed us to gain entry into the PEO market.  In July 2003 we acquired Nor-Cote, a specialty ink manufacturer with worldwide distribution channels.  This acquisition allowed us to gain entry into the ultraviolet ink business.

There are several key factors that have affected or potentially may affect our results of operations including the following:

▪
Earnings are dependent on a number of factors including our ability to execute operational strategies and integrate acquired companies into our existing operations.  Our historical growth has been due to several significant acquisitions over the past five fiscal periods.  Future growth in revenues and earnings may not increase at the same rate as historical growth.

▪
Certain expenses, such as wages, benefits and rent, are subject to normal inflationary pressures.  Inflation for medical costs can impact both our reserves for self-funded medical plans as well as our reserves for workers' compensation claims.

▪
A control group, which includes our two majority shareholders, owns 72.4% of the outstanding Common Stock of the Company.  As a result, these people could have a controlling influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations, election of directors and any other significant corporate actions.  The interests of these shareholders may differ from the interests of the Company’s other shareholders and their stock ownership may thereby limit the ability of other shareholders to influence the management and affairs of the Company.

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

Results of Operations

Results of operations for the fiscal periods ended June 30, 2009 and August 31, 2008 and 2007 are as follows:

	Revenue for the			Operating income (loss) for the
	Ten Months Ended June 30,	Year Ended August 31,		Ten Months Ended June 30,	Year Ended August 31,
	2009	2008	2007	2009	2008	2007
	(Dollars in thousands)
Business Solutions	$53,482	$74,894	$69,170	$366	$(4,207)	$3,989
Wireless Infrastructure	3,312	15,683	23,162	193	(638)	(4,211)
Transportation Infrastructure	12,090	43,757	40,110	557	867	1,844
Ultraviolet Technologies	2,771	11,965	12,421	(204)	(5,385)	129
Electronics Integration	1,251	12,094	13,450	100	(2,648)	(575)
Holding Company	-	-	-	(600)	(4,187)	(5,494)
Variable Interest Entity	-	1,725	1,493	-	1,495	1,244
Variable Interest Entity Elimination	-	(1,719)	(1,457)	-	-	-
Segment Totals	$72,906	$158,399	$158,349	$412	$(14,703)	$(3,074)

Net Income (Loss) Available to Common Shareholders				$446	$(19,581)	$(7,782)

Fiscal period ended June 30, 2009 versus August 31, 2008

Net income allocable to common stock shareholders was $0.4 million, or $0.03 per diluted share on revenues of $72.9 million for the ten months ended June 30, 2009 compared with a net loss of $19.6 million, or $1.72 per diluted share on revenues of $158.4 million for the year ended August 31, 2008.  The decrease in revenue and increase in operating income is due to the sale of subsidiaries and or discontinuation of operations within our Wireless, Transportation, Ultraviolet, and Electronics segments.

The following factors contributed to the increases and decreases in revenues in fiscal 2009:

▪
The Business Solutions decreases are due to a decrease in the total number of worksite employees as a result of clients reducing their payrolls, bonus programs and overall staffing levels in the current year. The decrease is also due to an overall loss in customers as a direct result of the overall downturn in economic conditions during the current year.

▪	The Wireless Infrastructure, Ultraviolet Technologies, and the Electronics Integration decreases are due to the sale and or discontinuation of operations for the subsidiaries in these divisions.

The following factors contributed to the increases in net income in fiscal 2009:

▪
Increases in the Business Solutions are due to a reduction in amortization due to prior year impairment charges, an overall reduction of internal staffing and continued efficiency improvements and expense reductions in all aspects of the companies operations. The increases in net income as a result of these initiatives were offset by an increase in health care claims.

▪	The Wireless Infrastructure, Ultraviolet Technologies, and the Electronics Integration increases are due to the sale and or discontinuation of operations for the subsidiaries in these divisions.

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

▪	The Holding Company decreases are due to the Holding Company pushing down increased levels of corporate overhead to its subsidiaries.

Results by segment are described in further details as follows:

Business Solutions

Business Solutions segment operating results for the fiscal periods ended June 30, 2009, August 31, 2008 and 2007 are as follows:

	Ten Month Period Ended		Year Ended
	June 30, 2009		August 31, 2008		August 31, 2007
	(Dollars in thousands)
Revenues	$53,482	100%	$74,894	100%	$69,170	100%
Cost of revenues	43,317	81.0%	61,459	82.1%	54,824	79.3%
Gross profit	10,165	19.0%	13,435	17.9%	14,346	20.7%

Operating expenses
Selling, general and administrative	9,251	17.2%	14,079	18.8%	9,365	13.5%
Depreciation and amortization	548	1.0%	1,267	1.7%	992	1.4%
Impairment	-	0.0%	2,296	3.1%	-	0.0%
Total operating expenses	9,799	18.3%	17,642	23.6%	10,357	15.0%

Segment operating income (loss)	$366	0.7%	$(4,207)	-5.6%	$3,989	5.8%

Revenues

Revenues for the ten months ended June 30, 2009 were $53.5 million, compared to $74.9 million for the year ended August 31, 2008, a decrease of $21.4 million, or 29%.  Revenue decreased primarily due to attrition of customers and the impact of the economic slowdown on our customers.

Revenues for the year ended August 31, 2008 were $74.9 million, compared to $69.2 million for the year ended August 31, 2007, an increase of $5.7 million, or 8%.  The primary reason for the revenue increase is the acquisition of PEM in February 2007 and ESG in March 2007.  We reported revenues of $28.4 million and $21.8 million for the years ended August 31, 2008 and 2007, respectively, related to ESG.  These increases were offset due to a slight overall decrease in the total number of worksite employees as a result of the overall downturn in economic conditions specifically in the residential construction channel.

Gross Profit

Gross profit for the ten months ended June 30, 2009 was $10.2 million, representing 19% of revenue, compared to $13.4 million, representing 18% of revenues for the year ended August 31, 2008.  Gross profit as a dollar amount decreased due to the reduction in revenue.  Gross profit as a percentage of revenue increased due to a decrease in claims related to the workers’ compensation plan and implementing a more efficient tracking system for the benefit plans.

Gross profit for the year ended August 31, 2008 was $13.4 million, representing 18% of revenue, compared to $14.3 million, representing 21% of revenues for the year ended August 31, 2007.  The decrease is due to the loss of worksite employees, the increase in health claims paid for PSM and an increase in workers’ compensation claims paid for ESG.

Operating Income (Loss)

Operating income for the ten months ended June 30, 2009 was $0.4 million, compared to operating loss of $(4.2) million for the year ended August 31, 2007, an increase of $4.6 million, or 109%.  Operating income increased due to a reduction in amortization of prior year impairment charges, reductions in internal staffing levels and overall efficiency improvements and expense reductions in all areas of the companies operations.

Operating loss for the year ended August 31, 2008 was ($4.2) million, compared to operating income of $4.0 million for the year ended August 31, 2007, a decrease of $8.2 million, or 205%.  Operating income decreased for the year ended August 31, 2008 due to an impairment of certain intangible assets, personnel changes at PSM, and attrition of customers. The impairment of intangible assets related to the loss of customers due to economic conditions and the violation of non-compete agreements and the related costs of trying to enforce them.

Wireless Infrastructure

Wireless Infrastructure segment operating results for the fiscal period ended June 30, 2009 and August 31, 2008 and 2007 are as follows:

	Ten Month Period Ended		Year Ended
	June 30, 2009		August 31, 2008		August 31, 2007
	(Dollars in thousands)
Revenues	$3,312	100%	$15,683	100%	$23,162	100%
Cost of revenues	2,458	74.2%	11,991	76.5%	18,919	81.7%
Gross profit	854	25.8%	3,692	23.5%	4,243	18.3%

Operating expenses
Selling, general and administrative	650	19.6%	4,177	26.6%	6,337	27.4%
Depreciation and amortization	11	0.3%	153	1.0%	302	1.3%
Impairment	-	0.0%	-	0.0%	1,815	7.8%
Total operating expenses	661	20.0%	4,330	27.6%	8,454	36.5%

Segment operating income (loss)	$193	5.8%	$(638)	-4.1%	$(4,211)	-18.2%

Revenues

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure segment resulting in the decrease in revenues for the ten month period ending June 30, 2009.

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

Gross Profit

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure segment resulting in the decrease in gross profit for the ten month period ending June 30, 2009.

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

Operating Income (Loss)

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure segment resulting in the increase in operating income for the ten month period ending June 30, 2009.

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

Transportation Infrastructure

Transportation Infrastructure segment operating results for the fiscal period ended June 30, 2009, August 31, 2008, and 2007 are as follows:

	Ten Month Period Ended		Year Ended
	June 30, 2009		August 31, 2008		August 31, 2007
	(Dollars in thousands)
Revenues	$12,090	100%	$43,757	100%	$40,110	100%
Cost of revenues	10,747	88.9%	39,005	89.1%	35,044	87.4%
Gross profit	1,343	11.1%	4,752	10.9%	5,066	12.6%

Operating expenses
Selling, general and administrative	781	6.5%	3,861	8.8%	3,205	8.0%
Depreciation and amortization	5	0.0%	24	0.1%	17	0.0%
Total operating expenses	786	6.5%	3,885	8.9%	3,222	8.0%

Segment operating income	$557	4.6%	$867	2.0%	$1,844	4.6%

Revenues

Effective November 30, 2008, the Company sold its subsidiary operating in the Transportation Infrastructure segment resulting in the decrease in revenues for the ten month period ending June 30, 2009.

Revenues for the year ended August 31, 2008 were $43.8 million compared to $40.1 million for the year ended August 31, 2007, an increase of $3.7 million, or 9%. Revenues increased mainly due to the completion of certain large jobs in the Midwest market in the current fiscal year versus the prior fiscal year.

Gross Profit

Effective November 30, 2008, the Company sold its subsidiary operating in the Transportation Infrastructure segment resulting in the decrease in gross profit for the ten month period ending June 30, 2009.

Gross profit for the year ended August 31, 2008 was $4.8 million, representing 11% of revenues, compared to $5.1 million, representing 13% of revenues for the year ended August 31, 2007, a decrease of $0.3 million, or 6%. The decrease in gross profit was mainly due to a significant increase in the cost of materials and fuel in the current fiscal year.

Operating Income

Effective November 30, 2008, the Company sold its subsidiary operating in the Transportation Infrastructure segment resulting in the decrease in operating income for the ten month period ending June 30, 2009.

Operating income for the year ended August 31, 2008 was $0.9 million, compared to operating income of $1.8 million for the year ended August 31, 2007, a decrease of $0.9 million, or 50%. Operating income for the year ending August 31, 2008 as compared to the same periods ending August 31, 2007 decreased mainly due to the lower gross profit margins discussed above.

Ultraviolet Technologies

Ultraviolet Technologies segment operating results for the fiscal period ended June 30, 2009, August 31, 2008 and 2007 are as follows:

	Ten Month Period Ended		Year Ended
	June 30, 2009		August 31, 2008		August 31, 2007
	(Dollars in thousands)
Revenues	$2,771	100%	$11,965	100%	$12,421	100%
Cost of revenues	1,596	57.6%	6,904	57.7%	7,419	59.7%
Gross profit	1,175	42.4%	5,061	42.3%	5,002	40.3%

Operating expenses
Selling, general and administrative	1,320	47.6%	4,956	41.4%	4,580	36.9%
Depreciation and amortization	59	2.1%	322	2.7%	293	2.4%
Impairment	-	0.0%	5,168	43.2%	-	0.0%
Total operating expenses	1,379	49.8%	10,446	87.3%	4,873	39.2%

Segment operating income (loss)	$(204)	-7.4%	$(5,385)	-45.0%	$129	1.0%

Revenues

Effective November 30, 2008, the Company sold its subsidiary operating in the Ultraviolet Technologies segment resulting in the decrease in revenues for the ten month period ending June 30, 2009.

Revenues for the year ended August 31, 2008 were $12.0 million compared to $12.4 million for the year ended August 31, 2007, a decrease of $0.4 million or 3%.  The slight decrease in revenue is primarily due to the overall economic conditions during the fourth quarter of the current fiscal year.

Gross Profit

Effective November 30, 2008, the Company sold its subsidiary operating in the Ultraviolet Technologies segment resulting in the decrease in gross profit for the ten month period ending June 30, 2009.

Gross profit for the year ended August 31, 2008 was $5.1 million representing 42% of revenue, compared to $5.0 million representing 40% of revenues for the year ended August 31, 2007, an increase of $0.1 million, or 2%.  Gross profit remains consistent with the prior year.

Operating Income (Loss)

Effective November 30, 2008, the Company sold its subsidiary operating in the Ultraviolet Technologies segment resulting in the increase in operating income for the ten month period ending June 30, 2009.

Operating loss for the year ended August 31, 2008 was ($5.4) million, compared to operating income of $0.1 million for the year ended August 31, 2007, a decrease of $5.5 million or 5500%. The decrease in operating income was due to an impairment of goodwill and certain intangible assets.  Based on an independent third party valuation of the operating segments assets and discounted cash flows it was determined that the goodwill and related intangibles were fully impaired as of August 31, 2008.

Electronics Integration

Electronics Integration segment operating results for the fiscal period ended June 30, 2009, August 31, 2008 and 2007 are as follows:

	Ten Month Period Ended		Year Ended
	June 30, 2009		August 31, 2008		August 31, 2007
	(Dollars in thousands)
Revenues	$1,251	100%	$12,094	100%	$13,450	100%
Cost of revenues	912	72.9%	11,119	91.9%	11,608	86.3%
Gross profit	339	27.1%	975	8.1%	1,842	13.7%

Operating expenses
Selling, general and administrative	238	19.0%	2,300	19.0%	2,103	15.6%
Depreciation and amortization	1	0.1%	47	0.4%	102	0.8%
Impairment	-	0.0%	1,276	10.6%	212	1.6%
Total operating expenses	239	19.1%	3,623	30.0%	2,417	18.0%

Segment operating income (loss)	$100	8.0%	$(2,648)	-21.9%	$(575)	-4.3%

Revenues

Effective November 30, 2008, the Company sold its subsidiary Commercial Solutions and discontinued operations of its subsidiaries Kingston and TTC d/b/a AVR in its Electronics Integration segment resulting in the decrease in revenues for the ten months ending June 30, 2009.

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

Gross Profit

Effective November 30, 2008, the Company sold its subsidiary Commercial Solutions and discontinued operations of its subsidiaries Kingston and TTC d/b/a AVR in its Electronics Integration segment resulting in the decrease in gross profit for the ten months ending June 30, 2009.

Gross profit for the year ended August 31, 2008 was $1.0 million representing 8% of revenue, compared to $1.8 million representing 14% of revenues for the year ended August 31, 2007, a decrease of $0.8 million, or 44%.  Gross profit decreased as a result of an increase in the inventory reserve and competitive market conditions in this segment.

Operating Income (Loss)

Effective November 30, 2008, the Company sold its subsidiary Commercial Solutions and discontinued operations of its subsidiaries Kingston and TTC d/b/a AVR in its Electronics Integration segment resulting in the increase in operating income for the ten months ending June 30, 2009.

There was an operating loss for the year ended August 31, 2008 of ($2.6) million, compared to an operating loss of ($0.6) million for the year ended August 31, 2007, an increased loss of ($2.0) million, or 333%.  The increased operating loss is primarily a result of the impairment of goodwill, the disposal of fixed assets, and the write down of inventory to fair market value.

Holding Company

Operating Expense

The Holding Company does not have any income producing operating assets. As such, the operating loss was equal to operating expenses. Operating expenses consist primarily of legal, accounting and consulting fees. Operating expenses for the ten months ended June 30, 2009 were $0.6 million, compared to $4.2 million for the year ended August 31, 2008, a decrease of $3.6 million, or 86%. Operating expense decreased as a result of selling our subsidiaries within our Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integration divisions.

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

Interest Expense

Interest expense was $0.1 million for the ten months ended June 30, 2009, compared to $3.1 million for the year ended August 31, 2008, a decrease of $2.9 million or 96%.  The decrease was primarily due to eliminating the consolidation of the VIE as a result of terminating the lease agreement with the VIE as of November 30, 2008 and due to the sale of our subsidiaries for satisfaction of our related party debt.

Interest expense was $3.1 million for the year ended August 31, 2008, compared to $3.5 million for the year ended August 31, 2007, a decrease of $0.4 million or 11%.  The decrease was due mainly to falling interest rates and the refinancing of our line of credit facility with debt to our majority shareholder.

Income Taxes

There was ($0.9) and $0.1 million of income tax expense (benefit) for the ten months ended June 30, 2009 and for the year ended August 31, 2008, respectively.  A valuation allowance is necessary to reduce the deferred tax assets, if the Company had a federal tax operating loss and based on the weight of the evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management has determined that an $7.6 million valuation allowance at June 30, 2009 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.  The change in the valuation allowance for the current period is ($0.9) million.

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

Liquidity and Capital Resources

Our principal sources of liquidity include cash and equivalents, marketable securities and proceeds from debt borrowings.  We had $1.7 million, $4.7 million, and $9.8 million of cash and equivalents and marketable securities at June 30, 2009, August 31, 2008, and 2007, respectively.

We had working capital of ($1.0) million at June 30, 2009 compared with $3.7 million at August 31, 2008. The decrease in working capital was primarily due to the disposition of four of our five operating segments at November 30, 2008.  We had ($15.9) million of working capital at August 31, 2007.  Current assets are composed primarily of cash and equivalents, net accounts receivable, and prepaid expenses.

The Company is required to collateralize its obligations under its workers’ compensation and health benefit plans and certain general insurance coverage. The Company uses its cash and cash equivalents to collateralize these obligations. Restricted cash was approximately $3.1 and $5.4 at June 30, 2009 and August 31, 2008, respectively.

Total debt at June 30, 2009 was $0.3.  Total debt at August 31, 2008 was $45.4 million including a $3.4 million convertible term note, $3.6 million in bank debt, $32.0 million in debt to a related party, and $6.4 million in the variable interest entity’s debt.  The decrease in debt was due to selling our subsidiaries within our Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integration divisions.  Total debt at August 31, 2007 was $47.6 million.

The various debt agreements contain restrictive covenants which limit, among other things, certain mergers and acquisitions, redemptions of common stock, and payment of dividends. In addition, we must meet certain financial ratios.

Cash Flows

Cash flows provided by (used in) operating activities for the ten months ended June 30, 2009 was $.75 million as compared to ($1.8) million at August 31, 2008. This increase in operating cash flows was mainly due to a significant improvement in operating income and a decrease in restricted cash. The increase was offset by an increase in our accrued expenses and our health and workers’ compensation reserves.  Cash flows provided by operating activities was $5.8 million for the year ended August 31, 2007.

Net cash flow used in investing activities was $0.1 million for the ten months ended June 30, 2009 compared to $0.9 million for the year ended August 31, 2008.  The decrease was primarily due to the fact that no major fixed assets were acquired during the ten month period ending June 30, 2009.  Cash flows used in investing activities was $7.1 million for the year ended August 31, 2007.

Net cash flow used in financing activities was $3.7 million for the ten months ended June 30, 2009 compared to $2.3 million for the year ended August 31, 2008.  The decrease was primarily the result of making our final balloon payment for the Laurus convertible debt.  Cash flows provided by financing activities was $7.4 million for the year ended August 31, 2007.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of June 30, 2009:

	Payments Due By
Contractual obligation	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt and capital lease obligations	$286	$275	$11	$-	$-
Operating lease (1)	2,438	720	678	1,040	-
Common stock put liability - ESG (2)	814	814	-	-	-

Total	$3,538	$1,809	$689	$1,040	$-

(1)	Operating leases represent the total future minimum lease payments.
(2)	Contractual obligation for put options with a put date of March 1, 2010. See Note 5 for more detail.

Off Balance Sheet Arrangements

As is common in the industries in which we operate, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include transactions with related parties, liabilities associated with guaranties and letter of credit obligations.

Transactions with Related Parties

We have entered into various acquisition agreements over the past three years that contain option agreements or rights between the sellers of the acquired entities and our two majority shareholders, the Chairman and the CEO, related to the Company’s stock provided as consideration under the acquisitions.  As more fully described in Note 20, the option agreements provide for put/call options on the Company’s common stock held by the sellers of the acquired companies.

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

Guaranties

A significant portion of our debt and letters of credit are personally guaranteed by the Company’s Chairman and CEO.  Future changes to these guarantees would affect financing capacity of the Company.  As of August 31, 2007, the Chairman of the Board and the Chief Executive Officer had personally guaranteed Company debt in the amount of $24.3 million.  As of August 31, 2008, the Chairman of the Board and the Chief Executive Officer had personally guaranteed Company debt in the amount of $29.1 million.  Prior to August 31, 2007, the Company had not paid any guarantee fees to the Chairman of the Board or the Chief Executive Officer for their personal guarantees of Company debt.  During the fiscal year ended August 31, 2008, the Board approved the payment of certain guarantee fees to the CEO.  The Company paid guarantee fees of $0.2 million for the ten months ending June 30, 2009.

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under health insurance and workers’ compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of June 30, 2009, we had approximately $3.1 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.

Control Group

As of June 30, 2009, the Control Group held 72.4% or 8,746,448 shares of our outstanding common stock.  Members of the Control Group as of this date include John F. Fisbeck and Carter M. Fortune.  Individually, each of the above persons has the sole voting and dispositive power over the following number of shares of the Company’s Common Stock as of June 30, 2009: John F. Fisbeck, 1,810,525 (or 15.0%) and Carter M. Fortune, 4,237,852 (or 35.1%). In addition to the above shares, Messrs. Fisbeck and Fortune equally share dispositive control over 2,698,071 (or 22.3%) shares of the Company’s Common Stock held by 14 West, LLC as of June 30, 2009.

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

The PEOs account for their revenues using the accrual method of accounting. Under the accrual method of accounting, revenues are recognized in the period in which the worksite employee performs work. The PEOs accrue revenues for service fees and payroll taxes relating to work performed by worksite employees but unpaid at the end of each period. The PEOs accrue unbilled receivables for payroll taxes and service fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related service fees are billed.

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

Valuation of Accounts Receivable and Inventory Reserves:

Collectability of accounts receivable is evaluated for each subsidiary based on the subsidiary’s industry and current economic conditions. Other factors include analysis of historical bad debts, projected losses, and current past due accounts. Inventories are valued at lower of cost or market using the first-in, first-out method based on average cost. The Company’s valuation of inventory includes both a markdown reserve for inventory that will be sold below original cost, and a usage reserve. The reserve values are evaluated by each subsidiary based upon historical information and assumptions about future demand and market conditions. The usage reserve value is based on historical information and assumptions as to usage of current product in inventory and related usage trends. The Company’s accounts receivable and inventory reserves decreased by $0.1 million and $0.6 million respectively, at June 30, 2009 compared to August 31, 2008. It is possible that changes to the markdown and usage reserves could be required in future periods due to changes in market conditions.

Goodwill and Other Intangible Assets:

The Company has adopted SFAS No. 142. With the adoption of SFAS 142, material goodwill included in the Company’s Business Solutions segment was assessed for impairment. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Since management’s judgment is involved in performing goodwill and other intangible assets valuation analyses, there is risk that the carrying value of the goodwill and other intangible assets may be overstated or understated.

The Company has elected to perform the annual impairment test of recorded goodwill as required by SFAS 142 as of the end of fiscal first quarter.

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

Also, in the fiscal year ended August 31, 2008, the Company recognized goodwill and intangible asset impairment in the Ultraviolet Technologies of $5.2 million and goodwill impairment in the Electronics Integration of $1.3 million.

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

Income Taxes:

Deferred tax assets are recognized for taxable temporary differences, tax credit and net operating loss carryforwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of June 30, 2009, Management has determined that a 100% valuation allowance on the Company’s $4.8 million component of deferred tax assets related to net operating losses of $12.075 million, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.  Management has also determined that a $2.8 million valuation allowance on the Company’s $5.3 million component of deferred tax assets related to book versus tax differences of certain assets and liabilities, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.  The Company released $1.25M of the valuation allowance in fiscal 2009 due to positive earnings trends in the Company’s business solutions segment and projected earnings in fiscal 2010 and 2011.  In 2008 and 2007, the Company recorded a 100% valuation allowance on additions to net deferred tax assets. In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2009 would not have a material effect in the carrying value of the net deferred tax assets or liabilities.

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

Accrued Insurance and Workmen’s Compensation Reserves:

The Company’s Business Solutions segment recognizes significant reserves in relation to its partially self-funded worksite employees’ health and partially self-funded workers’ compensation programs based on (a) the amount of past claims incurred and (b) the estimated time lag to report and pay such claims. The Company’s policy for its partially self-funded health plan is to accrue estimated unpaid claims incurred during the fiscal year based on the weighted average historical claims paid over a 2-month to 3-month lag period. PSM is insured for losses under its health plan in excess of approximately $0.20 million per person with an aggregate liability limit of approximately $11.5 million at June 30, 2009. Our deductible under our workers’ compensation insurance at PSM and CSM is $0.25 million with an aggregate liability limit of approximately $2.0 million.  Our deductible under the ESG LUA policy is $0.35 million with no aggregate liability.  The combined reserve recognized for unpaid health and workers’ compensation benefits on the Company’s consolidated balance sheet is $4.1 million (for which approximately $3.1 million of cash is restricted on the Company’s consolidated balance sheet) for the ten months ended June 30, 2009.

New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements of this report for a discussion of new accounting pronouncements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents as of June 30, 2009 was $1.5 million and is primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on the Company’s investments would not have had a material effect on net income for the ten months ended June 30, 2009. We do not currently utilize any derivative financial instruments to hedge interest rate risks.

Item 8. Financial Statements and Supplementary Data

FORTUNE INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Fortune Industries, Inc. and Subsidiaries
Indianapolis, IN 46278

We have audited the accompanying consolidated balance sheets of Fortune Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2009 and August 31, 2008 and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the fiscal periods ended June 30, 2009, August 31, 2008, and 2007. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinions. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortune Industries, Inc. and subsidiaries as of June 30, 2009 and August 31, 2008, and the results of its operations and its cash flows for each of the fiscal periods ended June 30, 2009, August 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 26 to the financial statements, the Company has had recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 26. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Somerset CPAs, P.C.

Indianapolis, Indiana
September 28, 2009

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	June 30,	August 31,
	2009	2008

ASSETS
CURRENT ASSETS
Cash and equivalents	$1,686	$4,740
Restricted cash (Note 1)	3,142	5,370
Accounts receivable, net (Note 6)	2,622	17,205
Deferred tax asset (Note 13)	1,750	1,535
Prepaid expenses and other current assets	1,483	2,263
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 7)	-	2,785
Inventory, net (Note 8)	13	4,367
Assets of discontinued operations, net (Note 14)	112	-
Total Current Assets	10,808	38,265

OTHER ASSETS
Property, plant & equipment, net (Note 9)	764	10,749
Long-term accounts receivable (Note 6)	-	865
Term note receivable related party (Note 2)	2,546	-
Deferred tax asset (Note 13)	750	-
Goodwill (Note 10)	12,339	12,491
Other intangible assets, net (Note 10)	3,263	3,602
Other long-term assets	43	140
Total Other Assets	19,705	27,847

TOTAL ASSETS	$30,513	$66,112

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	June 30,	August 31,
	2009	2008

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt (Note 11)	$275	153
Current maturities of convertible term note (Note 11)	-	3,405
Current maturities of long-term debt-majority shareholder (Note 11)	-	$1,280
Variable interest entity line of credit (Note 11)	-	2,200
Variable interest entity current maturities of long-term debt (Note 11)	-	3,752
Accounts payable	1,037	5,550
Health and workers' compensation reserves	4,125	5,435
Accrued expenses	5,376	11,752
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 7)	-	632
Other current liabilities	1,003	412
Liabilities of discontinued operations, net (Note 14)	1	-
Total Current Liabilities	11,817	34,571

LONG-TERM LIABILITIES
Line of credit (Note 11)	-	3,250
Long-term debt, less current maturities (Note 11)	11	189
Variable interest entity long-term debt, less current maturities (Note 11)	-	481
Line of credit term note - majority shareholder (Note 11)	-	30,720
Other long-term liabilities	-	831
Total Long-Term Liabilities	11	35,471

Total Liabilities	11,828	70,042

MINORITY INTEREST IN VARIABLE INTEREST ENTITY (NOTE 4)	-	(517)

SHAREHOLDERS' EQUITY (DEFICIT) (NOTE 16)
Common stock, $0.10 par value; 150,000,000 authorized; 12,082,173 and 11,383,373 issued and outstanding at June 30, 2009 and August 31, 2008, respectively	1,187	1,117
Seriece B and C Preferred stock, $0.10 par value; 1,000,000 authorized; 296,180 and 79,180 issued and outstanding at June 30, 2009 and August 31, 2008, respectively	29,618	7,918
Additional paid-in capital and warrants outstanding	19,253	19,241
Accumulated deficit	(31,373)	(31,881)
Accumulated other comprehensive income (Note 17)	-	192
Total Shareholders' Equity (Deficit)	18,685	(3,413)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$30,513	$66,112
See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Ten Months Ended	Year Ended
	June 30,	August 31,	August 31,
	2009	2008	2007
REVENUES
Service revenues	$54,977	$81,838	$80,108
Product revenues	17,929	76,561	78,241
TOTAL REVENUES	72,906	158,399	158,349

COST OF REVENUES
Service cost of revenues	44,086	65,350	62,600
Product cost of revenues	14,944	65,128	65,214
TOTAL COST OF REVENUES	59,030	130,478	127,814

GROSS PROFIT	13,876	27,921	30,535

OPERATING EXPENSES
Selling, general and administrative expenses	12,598	31,102	28,896
Depreciation and amortization	866	2,782	2,686
Impairment (Note 1)	-	8,740	2,027
Total Operating Expenses	13,464	42,624	33,609

OPERATING INCOME (LOSS)	412	(14,703)	(3,074)

OTHER INCOME (EXPENSE)
Interest income	159	191	480
Interest expense	(114)	(3,062)	(3,470)
Loss on disposal of assets	(20)	(350)	(381)
Loss on investments in marketable securities, net	-	-	(8)
Exchange rate gain	1	36	17
Other income	76	27	31
Total Other Income (Expense)	102	(3,158)	(3,331)

INCOME (LOSS) BEFORE MINORITY INTEREST IN VARIABLE INTEREST ENTITY	514	(17,861)	(6,405)
Minority Interest in Variable Interest Entity (Note 4)	-	1,095	724

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	514	(18,956)	(7,129)
Provision for income taxes (Note 13)	(944)	79	157

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	1,458	(19,035)	(7,286)

DISCONTINUED OPERATIONS
Loss from discontinued operations (Note 14)	(74)	-	-

NET INCOME (LOSS)	1,384	(19,035)	(7,286)
Preferred stock dividends	938	546	496

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$446	$(19,581)	$(7,782)

Basic Income (Loss) Per Common Share - Continuing Operations	$0.05	$(1.72)	$(0.72)
Basic Income (Loss) Per Common Share - Discontinued Operations	$(0.01)	$-	$-
Basic Income (Loss) Per Common Share	$0.04	$(1.72)	$(0.72)
Basic weighted average shares outstanding	11,853,957	11,391,130	10,841,296

Diluted Income (Loss) Per Common Share - Continuing Operations	$0.04	$(1.72)	$(0.72)
Diluted Income (Loss) Per Common Share - Discontinued Operations	$(0.01)	$-	$-
Diluted Income (Loss) Per Common Share	$0.03	$(1.72)	$(0.72)
Diluted weighted average shares outstanding	13,824,520	11,719,806	12,393,539

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
(DOLLARS IN THOUSANDS)

				Additional		Accumulated
				Paid-in Capital		Other	Total
	Common	Treasury	Preferred	and Warrants	Accumulated	Comprehensive	Shareholders'	Comprehensive
	Stock	Stock	Stock	Outstanding	Deficit	Income	Equity (Deficit)	Income (Loss)

BALANCE AT AUGUST 31, 2006	$1,053	$-	$6,618	$17,633	$(4,518)	$164	$20,950
Issuance of 883,026 shares of common stock for acquisitions	66	-	-	1,738	-	-	1,804	$-
Issuance of 22,000 shares of common stock for compensation	2	-	-	88	-	-	90	-
Retirement of 35,926 shares of common stock	(4)	-	-	(142)	-	-	(146)	-
Net Loss	-	-	-	-	(7,286)	-	(7,286)	(7,286)
Preferred Stock Dividends	-	-	-	-	(496)	-	(496)	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	64	64	64
Unrealized gains on investments, net of tax	-	-	-	-	-	24	24	24
Reclassification adjustments for realized gains & losses included in net income, net of tax	-	-	-	-	-	8	8	8
Variable interest entity investment in 384,500 shares of common stock of the Company	-	(923)	-	-	-	-	(923)	-
Total comprehensive income	-	-	-	-	-	-	-	$(7,190)

BALANCE AT AUGUST 31, 2007 (Restated)	$1,117	$(923)	$6,618	$19,317	$(12,300)	$260	$14,089
Issuance of 28,950 shares of common stock for compensation	3	-	-	56	-	-	59	-
Retirement of 30,270 shares of common stock	(3)	-	-	(132)	-	-	(135)	-
Net Loss	-	-	-	-	(19,035)	-	(19,035)	(19,035)
Retirement of 66,180 shares of series A preferred stock	-	-	(6,618)	-	-	-	(6,618)	-
Issuance of 79,180 shares of series B preferred stock		-	7,918	-	-	-	7,918	-
Preferred stock dividends	-	-	-	-	(546)	-	(546)	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(68)	(68)	(68)
Distribution of 384,500 shares from variable interest entity	-	923	-	-	-	-	923	-

Total comprehensive loss	-	-	-	-	-	-	-	$(19,103)

BALANCE AT AUGUST 31, 2008	$1,117	$-	$7,918	$19,241	$(31,881)	$192	$(3,413)
Issuance of 708,800 shares of common stock for compensation	71	-	-	124	-	-	195	-
Retirement of 10,000 shares of common stock	(1)	-	-	(61)	62	-	-	-
Net income	-	-	-	-	1,384	-	1,384	1,384
Retirement of 79,180 shares of series B preferred stock	-	-	(7,918)	-	-	-	(7,918)	-
Issuance of 100,880 shares of series C preferred stock			29,618				29,618	-
Disposition of productive business assets	-	-	-	(51)	-	(192)	(243)	(192)
Preferred stock dividends	-	-	-	-	(938)	-	(938)	-
Total comprehensive income	-	-	-	-	-	-	-	$1,192

BALANCE AT JUNE 30, 2009	$1,187	$-	$29,618	$19,253	$(31,373)	$-	$18,685

See Accompanying Notes to Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Ten Months Ended	Year Ended
	June 30,	August 31,	August 31,
	2009	2008	2007 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,384	$(19,035)	$(7,286)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,033	3,675	2,686
Provision for gains (losses) on accounts receivable	(155)	325	(184)
Gain on sale of investments	-	-	8
Loss on disposal of assets	20	350	381
Stock based compensation	195	59	90
Unearned contingent stock consideration for acquisitions	-	(135)	-
Minority interest in variable interest entity income	-	1,095	724
Deferred income taxes	(1,011)	-	-
Impairment on intangible assets	-	8,740	2,027
Changes in certain operating assets and liabilities:
Restricted cash	2,228	(279)	(406)
Accounts receivable	914	3,627	6,059
Costs and estimated earnings in excess of billings on uncompleted contracts	-	(1,506)	3,221
Inventory, net	92	2,289	105
Prepaid assets and other current assets	(98)	577	295
Assets of discontinued operations	410	-	-
Other long-term assets	5	73	565
Accounts payable	332	(3,618)	(728)
Health and workers' compensation reserves	(1,125)	307	(80)
Accrued expenses and other current liabilities	(3,680)	2,200	(852)
Billings in excess of costs and estimated earnings on uncompleted contracts	-	(546)	(790)
Liabilities of discontinued operations	214	-	-
Net Cash Provided by (Used in) Operating Activities	758	(1,802)	5,835

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(121)	(1,333)	(1,020)
Variable interest entity proceeds from sale of assets	-	390	-
Proceeds from sale of assets	12	20	-
Proceeds from sales of marketable securities	-	-	1,225
Acquisition of productive assets and businesses, net of cash received	-	-	(7,317)
Net Cash Used in Investing Activities	(109)	(923)	(7,112)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under line of credit	-	(11,750)	11,670
Borrowings (payments) on long-term debt majority shareholder	(300)	32,300	1,000
Borrowings on short term debt	250	-	-
Payments on short and long-term debt	(50)	(18,282)	(2,041)
Variable interest entity payments on long-term debt	-	(829)	(463)
Payments on convertible debentures	(3,405)	(2,272)	(1,822)
Dividends on preferred stock	(198)	(546)	(496)
Proceeds from variable interest entity member contributions	-	160	129
Distributions to variable interest entity members	-	(1,078)	(566)
Net Cash Provided by (Used in) Financing Activities	(3,703)	(2,297)	7,411

Effect of exchange rate changes on cash	-	(68)	64

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(3,054)	(5,090)	6,198

CASH AND EQUIVALENTS
Beginning of Period	4,740	9,830	3,632

End of Period	$1,686	$4,740	$9,830

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Ten Months Ended	Year Ended
	June 30,	August 31,	August 31,
	2009	2008	2007 (Restated)
SUPPLEMENTAL DISCLOSURES
Interest paid	$80	$2,735	$3,183

Income taxes paid	$67	$256	$229

Unrealized net gain on marketable equity securities	$-	$-	$24

Non-cash investing and financing activities:
Stock distribution to variable interest entity members	$-	$1,846	$-
Retirement of series A preferred stock as exchange for series B	-	(6,618)	-
Issuance of series B preferred stock for debt extinguishment	-	7,918	-
Retirement of series B preferred stock in exchange for series C	(7,918)	-	-
Issuance of series C preferred stock in exchange for series B	7,918	-	-
Issuance of series C preferred stock for debt extinguishment	21,700	-	-
Term note receivable for disposition of assets	(3,240)	-	-
Reduction in term loan in exchange for disposition of assets	(10,000)	-	-
Reduction in accrued dividend in exchange for term note receivable offset	740	-	-
Reduction in term note receivable with accrued dividend offset	(740)	-	-
	$8,460	$3,146	$-

Acquisitions (See Note 5)
Fair value of assets acquired	$-	$-	$13,900
Common stock consideration	-	-	3,700
Cash paid	$-	$-	$10,200

Consolidation of Variable Interest Entity (Note 4)
Cash	$-	$-	$79
Prepaid Expenses	-	-	10
Property, plant and equipment	-	-	6,626
Other long-term assets	-	-	3
Total Assets	$-	$-	$6,718

Line of credit	$-	$-	$2,200
Current maturities of long-term debt	-	-	503
Accrued expenses	-	-	143
Long-term debt, net of current maturities	-	-	4,559
Minority interest	-	-	236
Less: Treasury Stock	-	-	(923)
Total Liabilities and Minority Interest	$-	$-	$6,718

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

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Fortune Industries, Inc., its wholly owned subsidiaries, and a variable interest entity as described in Note 4.  Nor-Cote International, Inc., a wholly-owned subsidiary until November 30, 2008, contains foreign subsidiaries from the United Kingdom, China, and Singapore, which have been eliminated in consolidation at the Nor-Cote subsidiary level (Collectively, “Nor-Cote”).  Refer to Note 2 for further details.  As of November 30, 2008, the Company did not consolidate the VIE.  Refer to Note 4 for further details.  All significant inter-company accounts and transactions of the Company have been eliminated.

Foreign Currency Translation: Assets and liabilities of the foreign subsidiaries of Nor-Cote are translated into U.S. dollars at the exchange rate in effect during the three months ending November 30, 2008. Translation adjustments that arise from translating the subsidiaries’ financial statements from local currency to U.S. dollars are accumulated and presented, net of tax, as a separate component of shareholders’ equity (deficit).

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

The PEOs report revenue in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.  The PEOs report revenue on a gross basis for the total amount billed to clients for service fees, which includes health and welfare benefit plan fees, workers’ compensation insurance, unemployment insurance fees, and employment-related taxes.  The PEOs report revenue on a gross basis for such fees because the PEOs are the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19.  The PEOs report revenue on a net basis for the amount billed to clients for worksite employee salaries and wages and outside benefit plans.  This accounting policy of reporting revenue net as an agent versus gross as a principal has no effect on gross profit, operating income, or net income.

The PEOs account for their revenue using the accrual method of accounting.  Under the accrual method of accounting, revenues are recognized in the period in which the worksite employee performs work. The PEOs accrue unbilled receivables for service fees, health and welfare benefits plan fees, workers’ compensation and unemployment insurance fees relating to work performed by worksite employees but unpaid at the end of each period.  In addition, the related costs of services are accrued as a liability for the same period.  Subsequent to the end of each period, such costs are paid and the related service fees are billed.

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

Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued to collateralize its obligations under its health and accident benefit program, its workers’ compensation program, and certain general insurance coverage related to the Company’s Business Solutions segment. At June 30, 2009, the Company had $3,142 in total restricted cash. Of this, $2,917 is restricted for the Company’s workers’ compensation program in accordance with terms of its insurance carrier agreement, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.

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

As described in Note 10, the Company recognized impairment charges amounting to $8,740 during fiscal 2008 as a result of triggering events primarily within its Business Solutions, Ultraviolet Technologies and Electronics Integration segments. Triggering events include a) violation of non-compete agreements with certain terminated employees within the Business Solutions segment, b) a substantial change in the customer mix and number of worksite employees within the Business Solutions segment, c) losses incurred within certain operating units, d) significant downsizing of personnel and operations,  e) restructuring of management.

The Company has elected to perform the annual impairment test of recorded goodwill and other indefinite-lived intangible assets as required by SFAS 142 as of the end of fiscal first quarter of 2010. The required annual impairment test may result in future periodic write-downs.

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

Earnings per Common Share: Income per common share has been computed in accordance with SFAS No. 128, "Earnings per Share." Under SFAS 128, basic income per common share is computed based on net income applicable to common stock divided by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed based on net income applicable to common stock divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive common stock equivalents.

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

Research and Development Costs: Research and development costs are expensed as incurred and totaled $131, $573, and $577 for the fiscal periods ended June 30, 2009, August 31, 2008, and 2007, respectively. Research and development expense is recorded in the Company’s Nor-Cote subsidiary.

Advertising Costs: Advertising costs including marketing, advertising, publicity, promotion and other distribution costs, are expensed as incurred and totaled $213, $537, $438, for the fiscal periods ended June 30, 2009, August 31, 2008 and 2007, respectively.

Warrants: The Company has issued and anticipates issuing warrants along with debt and equity instruments to third parties. These issuances are recorded based on the fair value of these instruments. Warrants and equity instruments require valuation using the Black-Scholes model and other techniques, as applicable, and consideration of various assumptions including but not limited to the volatility of the Company’s stock, risk free rates and the expected lives of these equity instruments.

In conjunction with the disposition of assets (see Note 2), the Company issued 2,200,000 warrants to the Chairman of the Board. The warrants have a ten-year term and an exercise price of $.40 per share during the year ended June 30, 2009. Upon utilization of the valuation models described above, it was determined that the warrants had no value at the time of issuance.

Debt and equity issuances may have features which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the case of preferred stock instruments. No issuances have beneficial conversion terms for any of the fiscal periods ended June 30, 2009, August 31, 2008 and 2007.

Self Insurance: The Company’s PSM subsidiary maintains a loss-sensitive worksite employees’ health and accident benefit program. Under the insurance policy, PSM’s self-funded liability is limited to $200 per employee, with an aggregate liability limit of approximately $9,400. The aggregate liability limits are adjusted annually, based on the number of participants.

Workers’ Compensation: The Company’s PSM and CSM subsidiaries maintain partially self-funded workers’ compensation insurance programs. Under the insurance policies established at each company, PSM and CSM’s deductible liability is limited to $250 per incident, with an aggregate liability limit of approximately $2,000. Under the insurance policy established at ESG, the deductible liability is limited to $350 per incident, with no aggregate annual liability limit.

New Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 (our fiscal 2010).  As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these FSPs) was effective for our Company beginning with the first quarter of fiscal 2009.  This adoption did not have a material impact on our consolidated results of operations or financial condition for the first quarter of our fiscal 2009.  We have not completed our evaluation of the potential impact, if any, from the remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP 157-2, on our consolidated financial position, results of operations and cash flows.  On October 10, 2008, the FASB issued FSP 157-3, Fair Value Measurements (“FSP 157-3”), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard did not have a material impact on our results of operations, cash flows or financial positions.  Please refer to Note 3 to our consolidated financial statements included elsewhere herein for disclosures related to our initial adoption of SFAS No. 157.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which will become effective for business combination transactions having an acquisition date on or after January 1, 2009.  This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. SFAS 141R requires acquisition related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at the acquisition date, to be recorded against income rather than included in the purchase price determination.  It also requires recognition of contingent arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in income. The impact of SFAS 141R is dependent on the level of future acquisitions.

In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other US GAAP. FSP 142-3 is effective for the Company on January 1, 2009. The adoption of this standard did not have a material impact on our results of operations, cash flows or financial positions.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”).  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, Earnings per Share.  FSP EITF No. 03-6-1 redefines participating securities to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the “two-class method.” Outstanding unvested restricted stock issued under employee compensation programs containing such dividend participation features would be considered participating securities subject to the “two-class method” in computing EPS rather than the “treasury stock method.” FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years.  All prior-period EPS data presented is to be adjusted retrospectively to conform to the provisions of this FSP.  Early application is not permitted. The Company is currently evaluating the impact, if any, that FSP EITF 03-6-1 will have on its computation and presentation of EPS.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  This FSP clarifies the application of SFAS No. 157 when there is no active market or where the price inputs being used represent distressed sales.  Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS 157-4 did not impact our results of operations, cash flows or financial positions.

 In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not impact our results of operations, cash flows or financial positions.

In May 2009, FASB Statement 165, “Subsequent Events (“SFAS 165”), was issued. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date (“subsequent events”), but before the financial statements are issued or available to be issued and requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, the Company adopted SFAS 165 for the quarter ended June 30, 2009. The Company evaluated subsequent events through the time we filed our Form 10-K with the Securities and Exchange Commission on September 28, 2009. The adoption did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  SFAS No. 167 is effective for financial statements issued for interim and annual periods beginning after November 15, 2009 (our fiscal 2011).  Earlier application is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 167 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. With limited exceptions, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will be effective in the first quarter of fiscal 2010.

Other new pronouncements issued but not effective until after June 30, 2009, are not expected to have a significant effect on the company’s consolidated financial statements.

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

Effective June 30, 2009, the Company entered into an agreement with the Chairman to amend the terms of the Promissory Note receivable. In exchange for offsetting $740 of accrued dividends due and owing to the Chairman against the outstanding principal balance of the Promissory Note receivable the Company extended the maturity date of the Note to June 30, 2012 and reset the payment schedule to interest only for the first twelve months beginning July 1, 2009, with $50,000 and $100,000 monthly principal payments due beginning July 1, 2010 and July 1 2011, respectively. All other terms of the original note remained unchanged.

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

On September 25, 2009, the Company reached agreement with the Chairman to amend the dividend rates on the Series C Preferred Stock with an effective date of July 1, 2009. From the effective date forward the Series C Preferred Stock will bear annual dividends of $2 per share in years one and two subsequent to the effective date, $5 per share in year three subsequent to the effective date, $6 per share in year four subsequent to the effective date and $7 per share thereafter. All other terms of the Series C Preferred Shares remained unchanged.

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

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of the sold subsidiaries at the disposition date:

Assets
Cash and equivalents	$556
Accounts receivable, net	12,927
Costs and estimated earnings in excess of billings on uncompleted contracts	3,292
Inventory, net	4,073
Deferred tax asset	46
Prepaid expenses and other current assets	790
Property, plant & equipment, net	3,527
Goodwill	152
Other long term assets	13
Total Assets	25,376

Liabilities
Accounts payable	4,248
Accrued expenses	1,510
Billings in excess of costs and estimated earnings on uncompleted contracts	402
Line of credit	5,500
Other liabilities	476
Total Liabilities	12,136

Net Assets	$13,240

Cash consideration - related party term note offset	$10,000
Term note receivable - three year	3,240

Total consideration	$13,240

Pro Forma Financial Statements

The accompanying unaudited pro forma consolidated statements of operations for the ten months ended June 30, 2009 is presented as if the sale had been completed as of the beginning of the periods presented.  The unaudited pro forma consolidated statements of operations is presented for illustrative purposes only and is not necessarily indicative of the results of operations for the ten months ended June 30, 2009 that would have actually been reported had the sales transaction occurred at the dates indicated, nor is it indicative of future financial position or results of operations.  The unaudited pro forma condensed consolidated statements of operations are based upon the respective historical financial statements of the Company and the subsidiaries.  The pro forma data give effect to actual operating results as if the previous acquisitions occurred as of the beginning of the period presented.  The pro forma data give effect to actual operating results prior to the dispositions and adjustments for the following:

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

•	To eliminate the results of operations of the subsidiaries sold.
•	To adjust the dividends to the terms of the Series C Preferred shares that was issued in conjunction with the sales transaction.

	For the Ten Months Ended	For the Year Ended
	June 30,	August 31,	August 31,
	2009	2008	2007

Revenues	$53,477	$74,894	$69,170
Cost of Revenues	43,313	61,459	54,824

Gross Profit	10,164	13,435	14,346

Operating Expenses
Selling, general and administrative expenses	9,408	14,667	10,241
Depreciation and amortization	612	1,267	992
Impairment	-	2,296	-

Total Operating Expenses	10,020	18,230	11,233

Operating Income (Loss)	144	(4,795)	3,113

Other Income	62	194	301

Income Before Provision for Income Taxes	206	(4,601)	3,414

Provision for income taxes	(947)	(45)	515

Net Income (Loss)	1,153	(4,556)	2,899

Preferred stock dividends	1,233	1,481	1,481

Net Income (Loss) available to common shareholder	$(80)	$(6,037)	$1,418

Basicincome (loss) per common share	$(0.01)	$(0.53)	$0.13

Diluted income (loss) per common share	$(0.01)	$(0.53)	$0.11

NOTE 3 – MEASUREMENT OF FAIR VALUE

Effective September 1, 2008, we adopted SFAS No. 157, which provides a framework for measuring fair value under GAAP.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  In determining fair value in accordance with SFAS No. 157, we utilize market data or assumptions that we believe market participants would use in pricing the asset or liability that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  Classification of the financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1
Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2
Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3
Financial instruments that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

As of June 30, 2009, we did not have any financial assets utilizing Level 1. Financial assets utilizing Level 2 inputs consist of cash held in certificates of deposit with various financial institutions.  The fair value measurement of these items is determined by using prices for recently traded CD’s with similar interest rates. The fair value for the Level 2 financial instruments was $1,485, $1,460 and $766 for the years ending June 30, 2009, August 31, 2008 and 2007, respectively. Financial liabilities utilizing Level 3 inputs included put options related to common stock issued in conjunction with the purchase of ESG (See Note 5 for further detail). The fair value measurement of this Level 3 item has been estimated using the stated contractual put price of $3.75 per share. The fair value for the Level 3 financial instruments was $814 for the years ending June 30, 2009 and August 31, 2008.

NOTE 4 – VARIABLE INTEREST ENTITY

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

Liabilities and Members Equity (Deficit)
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

NOTE 5 - ACQUISITIONS AND PRO FORMA FINANCIAL STATEMENTS

Acquisitions

The Company had no acquisitions during fiscal year 2009 and 2008.  During the fiscal year 2007 the Company had the following acquisitions.

Employer Solutions Group, Inc. (“ESG”) (Business Solutions segment)

The Company acquired ESG in March 2007 details of which are included in previous filings. Of the 577,143 total shares issued; 217,143 shares were issued to the sellers at closing and 360,000 contingent shares are held in escrow and may be earned based on the EBITDA schedule below.  Based on the annual EBITDA for the earn-out period ending March 31, 2009, the sellers did not earn any contingent shares in the current year. During the year ended August 31, 2008, the sellers earned 120,000 shares based on their annual EBITDA. The Company entered into an agreement in which the sellers may put (put option) the 217,143 shares issued at closing to the Company during the thirty (30) day period that begins on March 1, 2010. The Company recorded $814 related to the put options on the 217,143 shares as a current  liability, since the Company is not able to control whether such options will be put to the Company or sold on the open market during the required time period. The contingent shares are earned based on the table below:

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
$2,376

Pro Forma Financial Statements

The following pro forma data summarize the results of operations for the periods indicated as if the ESG and PEM acquisitions had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, amortization of intangible assets and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the periods presented or that may be achieved in the future.

	Ten Months Ended	Year Ended
	June 30, 2009	August 31, 2008	August 31, 2007

Net revenue	$72,906	$158,399	$178,257

Operating income (loss)	$412	$(14,703)	$(3,877)

Net income (loss)available to common shareholders	$446	$(19,581)	$(8,464)

Basic income (loss) per common share	$0.04	$(1.72)	$(0.78)

Diluted income (loss) per common share	$0.03	$(1.72)	$(0.78)

NOTE 6 - ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Accounts receivable and contracts receivable are summarized as follows:

	June 30,	August 31,
	2009	2008

Accounts receivable	$2,759	$12,786
Contracts receivable
Progress billings	-	5,077
Retainages	-	897
	2,759	18,760

Less allowance for doubtful accounts and sales returns	(137)	(1,555)
	$2,622	$17,205

Long-term accounts receivable	$-	$865

NOTE 7 - CONTRACTS IN PROGRESS

Information related to contracts in progress is summarized as follows:

	June 30,	August 31,
	2009	2008

Cost incurred on uncompleted contracts	$-	$20,904
Estimated earnings recognized to date on uncompleted contracts	-	3,910
	-	24,814

Less billings on uncompleted contracts	-	(22,661)
	$-	$2,153

The net amount is included in the accompanying consolidated balance sheets under the following captions:

	June 30,	August 31,
	2009	2008

Cost and estimated earnings in excess of billings on uncompleted contracts	$-	$2,785
Billings in excess of costs and estimated earnings on uncompleted contracts	-	632
	$-	$2,153

NOTE 8 - INVENTORY

Inventories are summarized as follows:

	June 30,	August 31,
	2009	2008

Raw materials	$-	$766
Work-in-process	-	21
Finished goods	13	4,190
	13	4,977

Less inventory reserve	-	(610)
	$13	$4,367

NOTE 9 - PROPERTY AND EQUIPMENT

Property, plant and equipment, including capital leases, are comprised of the following:

	June 30,	August 31,
	2009	2008

Land and building	$-	$8,960
Machinery and equipment	-	6,586
Research equipment	-	371
Office equipment	2,565	5,229
Vehicles	292	3,173
Leasehold improvements	100	454
	2,957	24,773

Less accumulated depreciation	(2,193)	(14,024)
	$764	$10,749

The provision for depreciation amounted to $616, of which $167 is included in cost of revenues, $2,053, of which $894 is included in cost of revenues, and $2,126 of which $888 is included in cost of revenues, for the fiscal periods ended June 30, 2009, August 31, 2008 and 2007, respectively.  Losses on disposal of assets totaling ($20), ($350), and ($381) was recorded for the fiscal periods ended June 30, 2009, August 31, 2008, and 2007, respectively, related to various building, office equipment, and vehicle disposals.  A total of $6,826 net of $824 of accumulated depreciation and $7,270 net of $644 of accumulated depreciation is included in the property, plant and equipment at August 31, 2008 and 2007, respectively, related to a consolidated variable interest entity.  Effective November 30, 2008, the Company is no longer required to consolidate the variable interest entity.  Refer to Notes 2 and 4 for further details.

NOTE 10 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as recorded under SFAS 142, are summarized as follows:

	Business Solutions	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Segment Totals

Goodwill at August 31, 2007	$12,339	$152	$4,694	$1,276	$18,461

Goodwill impairment	-	-	(4,694)	(1,276)	(5,970)

Goodwill at August 31, 2008	$12,339	$152	$0	$0	$12,491

Goodwill disposition - due to sale	-	(152)	-	-	(152)

Goodwill at June 30, 2009	$12,339	$-	$-	$-	$12,339

The total amount of goodwill that is deductible for tax purposes is $7,667 and $9,476 at June 30, 2009 and August 31, 2008, respectively.  The Company recognized impairment on certain goodwill within its Ultraviolet Technologies segment of $4,694 and its Electronics Integration segment of $1,276 for the year ended August 31, 2008 based upon losses incurred within operating units and significant downsizing of personnel and operations.  The Company recognized impairment on certain goodwill in its Wireless Infrastructure segment of $1,497 and its Electronics Integration segment of $212 for the year ended August 31, 2007.

The following table sets forth the gross carrying amount and accumulated amortization of the Company's other intangible assets:

	June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Period (in years)

Customer relationships	$4,063	$1,390	$2,673	10
Tradename (not subject to amortization)	590		590
Total	$4,653	$1,390	$3,263

	August 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Period (in years)

Customer relationships	$4,063	$1,051	$3,012	10
Tradename (not subject to amortization)	590		590
Total	$4,653	$1,051	$3,602

Intangible asset amortization expense is $417, $1,622, and $1,448, for the fiscal periods ended June 30, 2009, August 31, 2008 and  2007, respectively, which includes $78, $542, and $477, of amortization related to loan origination fees, respectively.

In fiscal year 2008, the Company recognized impairment on certain other intangible assets in its Business Solutions segment of $2,297.  Management determined the assets were impaired based upon (a) violation of non-compete agreements with certain terminated employees and (b) substantial change in the customer mix and number of worksite employees within the Business Solutions segment.  The Company also recognized impairment on other intangible assets in its Ultraviolet Technologies segment of $473.  Management determined the assets were impaired based upon the annual impairment testing performed as of August 31, 2008.

In fiscal year 2007, the Company recognized impairment on certain intangible assets in its Wireless Infrastructure segment of $318. Management determined the assets were impaired based upon the changes in management and evaluations of customer contracts resulting from incurred losses.

Amortization expense on intangible assets currently owned by the Company at June 30, 2009 for each of the next five fiscal years is as follows:

2010	$406
2011	406
2012	406
2013	406
2014	380
2015 and thereafter	669
Total	$2,673

NOTE 11 - DEBT ARRANGEMENTS

The Company’s debt obligations consisted of the following:

	June 30,	August 31,
	2009	2008
Debt with majority shareholder

Term loan note due May 5, 2011. Interest at LIBOR plus 1.75% adjusted annually on June 1 until maturity. The loan requires a guarantee fee of 1.88% beginning June 5, 2008. The loan was secured by all assets and a personal guarantee of the Company’s Chief Executive Officer. Reduction in debt of $10,000 with disposition of divisions. Remainder converted to preferred stock on November 30, 2008. Refer to Note 2 for further details.	$-	$32,000

Term note due in monthly installments of $3 including interest at 4.0% through September 2008. The loan was secured by vehicles and equipment. The loan was repaid in September 2008.	-	2

Notes payable

Term note due October 28, 2009. Interest is at Prime Rate plus 2%. The note is secured by assets owned by the shareholders.	250	-

Revolving line of credit due May 31, 2010. Availability was limited to the lesser of $6 million or the borrowing base amount which is calculated monthly. Interest at prime minus .5%. The loan was secured by certain assets of the Company and limited personal guaranties of the two majority shareholders (the Chairman of the Board and the CEO of the Company). The loan was subject to certain covenants including a minimum tangible net worth and current ratio requirements. The note was disposed in conjunction with the asset sale on November 30, 2008. Refer to Note 2 for further details.	-	3,250

Term note due in monthly installments ranging from $1 to $8, including interest at 4.3% through October 2009. The loan is secured by various vehicles and equipment. The loan was repaid in May 2009. The notes were disposed in conjunction with the asset sale on November 30, 2008. Refer to Note 2 for further details.	-	274

Convertible term note:

Convertible term note due in monthly installments of $227 plus interest at the Prime Rate plus 3.0% (subject to adjustments as described below) through maturity date, November 30, 2008. The loan was guaranteed by the Company’s two majority shareholders. The loan was repaid in November 2008.	-	3,405

Variable interest entity

Revolving line of credit promissory note due August 29, 2008. Interest at LIBOR plus 1.6%. The loan was secured by real estate and personal guarantees of the Company’s two majority shareholders. Refer to Note 4 for further details.	-	2,200

Various term loans due in monthly installments totaling $44 plus interest at ranges from LIBOR plus 1.5% to LIBOR plus 1.6%. The loans mature at dates ranging from February 2009 through April 2011. The notes were secured by real estate and personal guarantees of the Company’s two majority shareholders. Refer to Note 4 for further details.	-	4,233

Capital leases

Note due in monthly installments of $2 including interest at 5.0% through November 2010. The loan is secured by equipment.	36	66

Total debt obligations	286	45,430

Less current maturities	(275)	(10,790)

Long-term portion of outstanding debt	$11	$34,640

Principal payments due on long-term debt outstanding at June 30, 2009 are approximately as follows:

2010	$275
2011	11
$286

Term Note

Effective May 29, 2009, the Company entered into a $250 term loan note with a bank. The term loan note matures on October 28, 2009 and bears interest at the Prime Rate plus 2.0%. The note is collateralized by certain assets of the Company’s majority shareholders. The loan requires the Company to maintain a minimum debt service coverage ratio of 1.25 to 1.0 among other covenants. The Company is in compliance with all covenants as of June 30, 2009.

Credit Facility Loan and Security Agreement

Effective June 2, 2008, the Company entered into a $32,000 term loan note with its majority shareholder and Chairman of the Board of Directors.  The credit facility matures on May 5, 2011 and bears interest at the one year LIBOR plus 1.75% adjusted on June 1 of each year until maturity.  In addition, the loan requires a guarantee fee of 1.88% beginning June 5, 2008.  The loan is secured by substantially all assets of the Company and personally guaranteed up to 50% by the CEO of the Company.   On December 11, 2008, the Company terminated the $32,000 Term Loan Note with an outstanding balance of $21,700 after the completion of the debt reduction for the disposition of assets with the Company’s majority shareholder and Chairman.  This termination was effective as of November 30, 2008.  The Company satisfied the Note in connection with the disposition of assets as set forth in Note 2, and did not incur any early termination penalties. Refer to Note 2 for further details.

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

As described in Note 15, on June 30, 2008, the Company issued 13,000 shares of non-voting Series B preferred stock with a par value of $0.10 per share and a dividend of $10.00 per share in consideration for the termination of the Company’s Term Loan Note in the amount of $1,300 with its majority shareholder.  The unsecured Term Loan Note was due on November 1, 2010 and paid interest at LIBOR plus 3.0%.

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

As described in Note 16, on December 11, 2008 with an effective date of November 30, 2008, the Company issued 217,000 shares of non-redeemable, non-voting cumulative Series C preferred stock with a par value of $0.10 per share and an annual dividend of $5 per share in years one and two subsequent to the transaction date, $6 per share in year three subsequent to the transaction date and $7 per share thereafter. The shares were issued in consideration for the termination of the Company’s Term Loan Note in the amount of $21,700 with its majority shareholder.  Refer to Note 2 for further details.

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

The Warrants were recorded at fair value and classified as a liability. Any discount accretion is considered immaterial based on the Black-Scholes model. The Company recorded $856 for debt issue costs, including $308 paid to affiliates of Laurus, $475 to CB Capital, and $73 for legal and professional fees. All these costs have been fully amortized as of June 30, 2009.

NOTE 12 - RETIREMENT PLAN

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

NOTE 13 - INCOME TAXES

The reconciliation for the 2009, 2008 and 2007 income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income rate is as follows (in percentages):

	June 30,	August 31,	August 31,
	2009	2008	2007

Tax at U.S. Federal statutory rate	34.0	34.0	34.0
State and local taxes, net of federal benefit	5.6	5.6	5.6
Change in valuation allowance	(223.6)	(39.6)	(39.6)
	(184.0)	0	0

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows:

	Ten Months Ended	Year Ended
	June 30, 2009	August 31, 2008	August 31, 2007
Current:
Federal	$119	$(3,116)	$(1,652)
State	19	(514)	(273)
	138	(3,630)	(1,925)
Deferred:
Federal	(155)	(378)	(96)
State	(23)	(109)	(15)
	(178)	(487)	(111)

Increase (decrease) in valuation allowance	(904)	4,196	2,193

Net income tax (benefit)	$(944)	$79	$157

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

	June 30,	August 31,
	2009	2008

Current:
Allowances for doubtful accounts and inventory	$189	$860
Amortization of intangible assets	317	331
Accrued liabilities and other	1,244	1,022
Noncurrent:
Amortization of intangible assets	3,575	56
Depreciation	(33)	(195)
Net operating losses and other carryforwards	4,803	7,961
	10,095	10,035

Valuation allowance	(7,596)	(8,500)
Total deferred tax assets	$2,500	$1,535

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, at June 30, 2009, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the evidence, both positive and negative, management has determined that a $7,596 valuation allowance at June 30, 2009 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $904. At June 30, 2009 the Company has federal net operating loss carryforwards of approximately $12,075 which expire between 2020 and 2023. The state tax operating loss carryforwards are approximately $9,939. The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period. The Company's capital loss carryforward is approximately $55, which expires during the fiscal year ending June 30, 2011 and 2013.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2005 through 2008 remain open to examination by the Internal Revenue Service of the United States.

NOTE 14 - DISCONTINUED OPERATIONS

Effective November 30, 2008, the Company ceased its operations in Kingston Sales Corporation and Telecom Technology Corporation, which were part of the Electronics Integration segment.  The results of the above are reported in discontinued operations in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows as of, and for the ten months ending June 30, 2009.  The segment results in Note 24 for the ten months ending June 30, 2009 reflect the reclassification of the discontinued operations.  Revenues from discontinued operations were $992 for the ten months ending June 30, 2009.  The net gains (losses) from discontinued operations were ($74) for the ten months ending June 30, 2009.

NOTE 15 – EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock. During the fiscal periods ended June 30, 2009 and August 31, 2008, 708,800 and 28,950 restricted share units, respectively, were issued under this plan.

NOTE 16 - SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

The following are the details of the Company's common stock as of June 30, 2009 and August 31, 2008:

	Number of Shares
	Authorized	Issued	Outstanding	Amount

June 30, 2009
Common stock, $0.10 par value	150,000,000	12,158,369	12,082,173	$1,187

August 31, 2008
Common stock, $0.10 par value	150,000,000	11,449,569	11,383,373	$1,117

There were 708,800 shares issued and a total of 10,000 shares were retired during the ten months ended June 30, 2009.

At June 30, 2009 the Company had 176,550 shares of common stock that could potentially be issued under the terms of a restricted share unit agreement entered into as part of the Company’s Employee Stock Plan. The Company also had 286,090 outstanding warrants issued as part of the Laurus transaction and 2,200,000 warrants outstanding to the Chairman of the Company as a result of the Disposition of assets described in Note 2.

Preferred Stock

The following are the details of the Company's non-voting preferred stock as of June 30, 2009 and August 31, 2008:

	Number of Shares
	Authorized	Issued	Outstanding	Amount

June 30, 2009
Preferred stock, Series A $0.10 par value	1,000,000	66,180	-	$-
Preferred stock, Series B $0.10 par value	1,000,000	79,180	-	$-
Preferred stock, Series C $0.10 par value	1,000,000	296,180	296,180	$29,618

August 31, 2008
Preferred stock, Series A $0.10 par value	1,000,000	66,180	-	$-
Preferred stock, Series B $0.10 par value	1,000,000	79,180	79,180	$7,918

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

The shares issued are single class and pay on a monthly basis an annual cash dividend of $5 per share in years ending November 30, 2009 and 2010, $6 per share in the year ending November 30, 2011 and $7 per share thereafter. Dividends of $938 and $546 were paid for the fiscal periods ended June 30, 2009 and August 31, 2008, respectively.

Effective July 1, 2009, the Series C Preferred Stock annual dividend was modified to $2 per share in the years ending June 30, 2010 and 2011, $5 per share in the year ending June 30, 2012, $6 per share in the year ending June 30, 2013 and $7 per share thereafter.

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Significant components of accumulated other comprehensive income is as follows:

	Foreign Currency Adjustments	Accumulated Other Comprehensive Income

Balance at August 31, 2007	260	260

Period change	(68)	(68)

Balance at August 31, 2008	192	192

Period change	(192)	(192)

Balance at June 30, 2009	$-	$-

The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax assets or accumulated other comprehensive income (loss).

NOTE 18 - PER SHARE DATA

The following presents the computation of basic income (loss) per share and diluted income (loss) per share:

	Ten Months Ended	Year Ended
	June 30,	August 31,		August 31,
	2009	2008		2007

Net Income (Loss) Available to Common Shareholders	$446		$(19,581)		$(7,782)

Basic Income (Loss) from Continuing Operations	$0.05	$	(1.72)	$	(0.72)

Basic Income (Loss) from Discontinued Operations	$(0.01)		$0.00		$0.00

Basic Income (Loss) per Common Share	$0.04	$	(1.72)	$	(0.72)

Basic Weighted Average Shares Outstanding	11,853,957		11,391,130		10,841,296

Diluted Income (Loss) from Continuing Operations	$0.04	$	( .72)	$	(0.72)

Diluted Income (Loss) from Discontinued Operations	$(0.01)		$0.00		$0.00

Diluted Income (Loss) per Common Share	$0.03	$	(1.72)	$	(0.72)

Diluted Weighted Average Shares Outstanding	13,824,520		11,719,806		12,393,539

NOTE 19 - OPERATING LEASE COMMITMENTS

Property Lease Commitments

Segment	Location(s)	Description
Business Solutions	Richmond, IN (1); Indianapolis, IN (2); Brentwood, TN (3); Provo, UT (4); Tucson, AZ (5); Loveland, CO (6)	Offices
Corporate	Indianapolis, IN (7)	Offices

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

Rent expense under these agreements amounted to $509, $2,643 and $2,102 for the fiscal periods ending June 30, 2009, August 31, 2008 and 2007.

Future minimum commitments under these agreements at June 30, 2009 are approximately as follows:

	Facilities	Equipment
2010	$713	$7
2011	673	5
2012	533	5
2013	326	5
2014	170	1
	$2,415	$23

NOTE 20 - RELATED PARTY TRANSACTIONS

The following is a summary of related party amounts included in the consolidated balance sheets at June 30, 2009 and August 31, 2008, respectively:

	June 30,	August 31,
	2009	2008
Assets:
Long-term note receivable	$2,546	$-

Liabilities:
Long-term line of credit	-	(32,000)
Installment notes payable	-	(2)
	$2,546	$(32,002)

The note receivable represents a loan with a business owned by the Company’s majority shareholders in connection with the disposition of the assets.  Refer to Note 2 for further details.  The loan expires on November 30, 2011 and bears interest at the Prime Rate plus 1%.  Beginning on December 30, 2008 and each month thereafter, interest will be paid.  Commencing on December 30, 2009, monthly principal payments of $50 are due and commencing on December 30, 2010, monthly principal payments of $100 are due. Effective June 30, 2009, the Company entered into an agreement with the Chairman/majority shareholders to amend the terms of the Promissory Note receivable. In exchange for offsetting $740 of accrued dividends due and owing to the Chairman against the outstanding principal balance of the Promissory Note receivable the Company extended the maturity date of the Note to June 30, 2012 and reset the payment schedule to interest only for the first twelve months beginning July 1, 2009, with $50,000 and $100,000 monthly principal payments due beginning July 1, 2010 and July 1 2011, respectively. All other terms of the original note remained unchanged.

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

The term loan represents a loan from the Company’s majority shareholder and matures on May 5, 2011. See Note 11 for further details.  Effective November 30, 2008, the Company issued 217,000 shares of $0.10 par value Series C preferred stock to the Company’s majority shareholder as consideration for cancellation of this debt obligation.  Refer to Note 2 and Note 11 for further details.

The installment notes payable represents loans for equipment and vehicle purchases by the Company’s majority shareholder. The loans are secured by the respective assets acquired and expire no later than September 30, 2008.  The notes were repaid in September 2008.  Interest expense is immaterial. See Note 11 for further details.

The following is a summary of related party amounts included in the consolidated statements of operations for the fiscal periods ending June 30, 2009, August 31, 2008 and 2007, respectively:

	June 30,	August 31,	August 31,
	2009	2008	2007
Revenues:
Business Solutions (1)	$461	$-	$-
Electronics Integration (11)	5	15	-
Total	$466	$15	$-

Expenses:
Business Solutions (2)	$356	$412	$256
Wireless Infrastructure (3) (4) (5)	39	204	439
Transportation Infrastructure (6)	75	300	250
Ultraviolet Technologies (7)	21	84	84
Electronics Integration (3)	44	156	200
Holding Company (8) (9) (10) (12)	410	1,564	946
Total	$945	$2,720	$2,175

(1)	During the ten months ending June 30, 2009, the Company’s CSM and PSM subsidiaries performed $461 worth of services for businesses owned by the Company’s two majority shareholders.
(2)
The Company’s PSM subsidiary holds a lease for an office building in Richmond, IN from a former Chief Operating Officer of the Company. The lease is for a period of five years and expires in August 2010. The agreement provides for base rent of $4 per month with nominal annual increases. Rent and related expense of $39, $45, and $47 were recognized for the fiscal periods ended June 30, 2009, August 31, 2008 and 2007, respectively. The Company’s ESG subsidiary is entered into a lease agreement for an office building in Provo, Utah which is leased from a limited liability company in which ESG’s former President is a member of the limited liability company. The lease is due to expire January 31, 2012. Rent and related expense of $267, $307 and $149 were recognized for the fiscal periods ended June 30, 2009, August 31, 2008 and 2007, respectively.  The Company’s ESG subsidiary holds a lease for an office building in Tucson, AZ from a Company owned by a former employee.  The lease is for a period of three years and expires in January 2010.  Rent and related expenses of $50, $60, and $60 were recognized for the fiscal periods ended June 30, 2009, August 31, 2008 and 2007, respectively.

(3)
The Company maintained an operating lease agreement for the rental of a building with a limited liability company owned by the Company’s two majority shareholders.  A majority of the Company’s subsidiaries maintain offices and or warehouse space in the facility. The lease agreement includes a ten-year term with one option to extend the lease term for a one-year period.  The lease was terminated on November 30, 2008.  The agreement provides for a monthly base rent of $28 per month.  The base rent shall be adjusted annually to fair market value. In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $83, $348, and $590 were recognized for the fiscal periods ended June 30, 2009, August 31, 2008 and 2007, respectively.

(4)
The Company maintains a debt obligation to its majority shareholder for the purchase of vehicles and equipment. The loans are secured by the assets and pay interest at 6%. Interest expense of $0, $1, and $2 was recognized for the fiscal periods ending June 30, 2009, August 31, 2008 and 2007, respectively.  The debt was repaid in September 2008.

(5)
The Company’s Fortune Wireless subsidiary maintains an operating lease agreement for rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders. The operating lease agreement provides for monthly base rent of $4 through April 30, 2011, adjusted annually to fair market value. The building was sold and the lease was terminated in November 2007.  Rent and related expenses of $11 and $46 were recognized for the years ended August 31, 2008 and 2007, respectively.

(6)
The Company’s JH Drew subsidiary maintains an operating lease agreement for rental of three buildings located in Indiana, Tennessee and Missouri with a limited liability company owned by the Company’s two majority shareholders. The lease agreement includes a five year term with one option to extend the lease term for a one year period and provides for base rent of $25 per month. The base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  The lease was terminated on November 30, 2008.  Rent and related expenses of $75, $300, and $250 were recognized for the fiscal periods ended June 30, 2009, August 31, 2008 and 2007, respectively.

(7)
The Company’s Nor-Cote subsidiary maintains an operating lease agreement for rental of a building with a limited liability company owned by the Company’s two majority shareholders. The agreement provides for monthly base rent of $7 and expires in August 2009. The lease was terminated on November 30, 2008. The base rent shall be adjusted annually to fair market value. The Agreement also includes one renewal option, which allows the Company to extend the lease term for an additional year. Rent and related expenses of $21, $84 and $84 were recognized for the fiscal periods ended June 30, 2009, August 31, 2008 and 2007, respectively.

(8)
The Company maintains an operating lease agreement for the rental of a building with a limited liability company owned by the Company’s two majority shareholders. The lease agreement includes a ten year term with one option to extend the lease term for a one year period. The agreement provides for a monthly base rent of $88 per month. The base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  The lease was terminated on November 30, 2008.  Rent and related expenses of $263, $976, and $600 were recognized for the fiscal periods ended June 30, 2009, August 31, 2008 and 2007, respectively.

(9)
As described in Note 11, the Company entered into various unsecured line of credit agreements with its majority shareholder.  Interest expense booked on these agreements amounted to $7, $438 and $12 for the fiscal periods ending June 30, 2009, August 31, 2008 and 2007, respectively.

(10)
Guarantee fees approved by the Company’s Board of Directors were paid during the fiscal periods ending June 30, 2009, August 31, 2008 and 2007 to the Company’s Chief Executive Officer in the amount of $100, $150 and $394. The fees were associated with the Chief Executive Officer providing personal guarantees for a substantial portion of the Company’s debt obligations. On August 31, the Company’s Board of Directors along with the Chief Executive Officer approved repayment of the $394 to the Company in response to the Company’s lower than expected operating results in fiscal 2007. The fees were returned to the Company in September 2007.

(11)	The Company’s TTC subsidiary performed $5, $15, and $0 worth of services for businesses owned by the Company’s two majority shareholders.
(12)
The Company maintains an operating lease agreement for the rental of a building with a limited liability company owned by the Company’s two majority shareholders.   The lease agreement includes a five-year term with one option to extend the lease term for a one-year period.  The agreement provides for a monthly base rent of $10 per month.  The base rent shall be adjusted annually to fair market value.  In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $40 and $0 were recognized for the fiscal periods ending June 30, 2009 and August 31, 2008, respectively.

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

In conjunction with the acquisition of PEM (See Note 5), the Company’s two majority shareholders individually entered into an agreement in which the sellers may put 258,824 shares issued at closing to the majority shareholders during the thirty (30) day period that begins on February 1, 2009.

NOTE 21 - SIGNIFICANT ESTIMATES

Significant estimates have been made by management with respect to the realizability of the Company’s deferred tax assets. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term. The net increase (decrease) in the valuation allowance for deferred income tax assets was ($904), $4,196, $2,193 at June 30, 2009, August 31, 2008 and 2007 respectively. The valuation allowance relates primarily to net operating loss carryforwards, tax credit carryforwards, and net deductible temporary differences. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company’s earnings history and the Company’s near-term earnings expectations. At June 30, 2009, management believes it is more likely than not that the majority of net deferred income tax assets will not be realized.

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

NOTE 22 - CONCENTRATION OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, including marketable securities, and accounts receivables. The Company places its cash and cash equivalents with several regional and national banking institutions. At times, such amounts may be in excess of the FDIC insured limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

NOTE 23 - COMMITMENTS AND CONTINGENCIES

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

Regulatory Matters

The Company’s employer and health care operations are subject to numerous federal, state and local laws related to employment, taxes and benefit plan matters. Generally, these rules affect all companies in the United States. However, the rules that govern professional employer organizations (“PEO”) constitute an evolving area due to uncertainties resulting from the non-traditional employment relationship among the PEO, the client and the client employees. Many federal and state laws relating to tax and employment matters were enacted before the widespread existence of PEO’s and do not specifically address the obligations and responsibilities of these PEO relationships. If the Internal Revenue Service concludes that PEO’s are not “employers” of certain client employees for purposes of the Internal Revenue Code of 1986, as amended, its cafeteria plan may lose its favorable tax status, the Company may no longer be able to assume the client’s federal employment tax withholding obligations, and certain defined employee benefit plans maintained by the Company may be denied the ability to deliver benefits on a tax-favored basis as intended.

Restricted Cash

Certain states and vendors require the Company to post letters of credit to ensure payment of taxes or payments to the Company’s vendors under health insurance and workers’ compensation contracts and to guarantee performance under the Company’s contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. The Company does not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of June 30, 2009, the Company had approximately $3.1million in restricted cash primarily to secure obligations under its PEO contracts in the Business Solutions segment.

NOTE 24 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited consolidated operating results by quarter for the fiscal periods ended June 30, 2009, August 31, 2008 and 2007:
	For the Three Month Ended			For the One Month Ended*
	November 30,	February 28,	May 31,	June 30,

2009:
Revenues	$36,165	$16,428	$15,393	$4,920
Gross Profit	7,112	3,309	3,093	362
Net income available to common shareholders	44	15	10	377
Basic earnings per share – continuing operations	0.01	0.00	0.00	0.04
Basic earnings per share – discontinued operations	(0.01)	0.00	0.00	0.00
Basic earnings per share	0.00	0.00	0.00	0.04
Diluted earnings per share – continuing operations	0.00	0.00	0.00	0.03
Diluted earnings per share – discontinued operations	0.00	0.00	0.00	0.00
Diluted earnings per share	0.00	0.00	0.00	0.03

	For the Three Month Ended
	November 30,	February 28,	May 31,	August 31,
2008:
Revenues	$43,757	$41,926	$40,200	$32,516
Gross Profit	8,910	6,527	6,948	5,536
Net income (loss) available to common shareholders	10	(2,839)	(3,080)	(13,672)
Basic earnings (loss) per share	0.00	(0.25)	(0.27)	(1.20)
Diluted earnings (loss) per share	0.00	(0.25)	(0.27)	(1.20)

2007:
Revenues	$40,684	$32,239	$42,286	$43,140
Gross Profit	8,774	4,529	8,029	9,203
Net income (loss) available to common shareholders	726	(7,755)	(1,355)	602
Basic earnings (loss) per share	0.07	(0.73)	(0.12)	0.06
Diluted earnings (loss) per share	0.06	(0.73)	(0.12)	0.06

* Fourth quarter ending June 30, 2009 was a one month quarter due to the Company changing its fiscal year end from August 31 to June 30.

NOTE 25 - SEGMENT INFORMATION

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

Segment & Entity	Business Activity

Business Solutions
Professional Staff Management, Inc. and subsidiaries; CSM, Inc. and subsidiaries and related entities; Precision Employee Management, LLC; and Employer Solutions Group, Inc. and related entities	Provider of outsourced human resource services

Wireless Infrastructure
Fortune Wireless, Inc.; Magtech Services, Inc.; Cornerstone Wireless Construction Services, Inc.; James Westbrook & Associates, LLC	Provider of turnkey development services for deployment of wireless networks

Transportation Infrastructure
James H. Drew Corp. and subsidiaries	Installer of fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel

Ultraviolet Technologies
Nor-Cote International, Inc. and subsidiaries	Manufacturer of UV curable screen printing ink products

Electronics Integration
Kingston Sales Corporation; Commercial Solutions, Inc.; Telecom Technology Corp.	Distributor and installer of home and commercial electronics

The following tables report data by segment and exclude revenues from transactions with other operating segments:

	Business	Wireless	Transportation	Ultraviolet	Electronics	Holding
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Company	Totals
Ten months ended June 30, 2009
Revenue	$53,482	$3,312	$12,090	$2,771	$1,251	$-	$72,906
Cost of revenue	43,317	2,458	10,747	1,596	912	-	59,030
Gross profit	10,165	854	1,343	1,175	339	-	13,876
Operating expenses
Selling, general and administrative	9,251	650	781	1,320	238	358	12,598
Depreciation and amortization	548	11	5	59	1	242	866
Total operating expenses	9,799	661	786	1,379	239	600	13,464

Segment operating income (loss)	$366	$193	$557	$(204)	$100	$(600)	$412

(1)       Gross billings of $456,813 less worksite employee payroll costs of $403,331.

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Total
Year ended August 31, 2008
Revenue	$74,894	$15,683	$43,757	$11,965	$12,094	$158,393
Cost of revenue	61,459	11,991	39,005	6,904	11,119	130,478
Gross profit	13,435	3,692	4,752	5,061	975	27,915
Operating expenses
Selling, general and administrative	14,079	4,177	3,861	4,956	2,300	29,373
Depreciation and amortization	1,267	153	24	322	47	1,813
Impairment	2,296	-	-	5,168	1,276	8,740
Total operating expenses	17,642	4,330	3,885	10,446	3,623	39,926

Segment operating income (loss)	$(4,207)	$(638)	$867	$(5,385)	$(2,648)	$(12,011)

	Holding	Consolidated	VIE
	Company	VIE	Elimination	Totals
Year ended August 31, 2008 (Continued)
Revenue	$-	$1,725	$(1,719)	$158,399
Cost of revenue	-	-	-	130,478
Gross profit	-	1,725	(1,719)	27,921
Operating expenses
Selling, general and administrative	3,411	37	(1,719)	31,102
Depreciation and amortization	776	193	-	2,782
Impairment	-	-	-	8,740
Total operating expenses	4,187	230	(1,719)	42,624

Segment operating income (loss)	$(4,187)	$1,495	$-	$(14,703)

 (1) Gross billings of $610,453 less worksite employee payroll costs of $535,559.

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Total
Year Ended August 31, 2007
Revenue	$69,170	$23,162	$40,110	$12,421	$13,450	$158,313
Cost of revenue	54,824	18,919	35,044	7,419	11,608	127,814
Gross profit	14,346	4,243	5,066	5,002	1,842	30,499
Operating expenses
Selling, general and administrative	9,365	6,337	3,205	4,580	2,103	25,590
Depreciation and amortization	992	302	17	293	102	1,706
Impairment	-	1,815	-	-	212	2,027
Total operating expenses	10,357	8,454	3,222	4,873	2,417	29,323

Segment operating income (loss)	$3,989	$(4,211)	$1,844	$129	$(575)	$1,176
	Holding	Consolidated	VIE
	Company	VIE	Elimination	Totals
Year Ended August 31, 2007 (Continued)
Revenue	$-	$1,493	$(1,457)	$158,349
Cost of revenue	-	-	-	127,814
Gross profit	-	1,493	(1,457)	30,535
Operating expenses
Selling, general and administrative	4,712	51	(1,457)	28,896
Depreciation and amortization	782	198	-	2,686
Impairment	-	-	-	2,027
Total operating expenses	5,494	249	(1,457)	33,609

Segment operating income (loss)	$(5,494)	$1,244	$-	$(3,074)

(1) Gross billings of $512,755 less worksite employee payroll costs of $443,585.

	Business	Electronics	Holding
	Solutions	Integration	Company	Totals
As of June 30, 2009 (Audited)
Current Assets
Cash and equivalents	$1,472	$-	$64	$1,536
Restricted cash	3,292	-	-	3,292
Accounts receivable, net	2,619	-	-	2,622
Inventory, net	13	-	3	13
Deferred tax asset	1,250	-	-	1,250
Prepaid expenses and
other current assets	1,493	-	(10)	1,483
Assets of discontinued operations, net	-	112	-	112
Total Current Assets	10,139	112	57	10,308

Other Assets
Property, plant & equipment, net	489	-	275	764
Deferred tax asset	1,250	-	-	1,250
Goodwill	12,339	-	-	12,339
Other intangible assets, net	3,263	-	-	3,263
Term note receivable-related party	-	-	2,546	2,546
Other long term assets	22	-	21	43
Total Other Assets	17,363	-	2,842	20,205

Total Assets	$27,502	$112	$2,899	$30,513

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
	Solutions	Infrastructure	Infrastructure	Technologies	Integration	Total
As of August 31, 2008 (Audited)
Current Assets
Cash and equivalents	$2,055	$230	$1,029	$527	$48	$3,889
Restricted cash	5,370	-	-	-	-	5,370
Accounts receivable, net	3,093	2,760	8,147	1,859	1,442	17,301
Costs and estimated earnings in excess						-
of billings on uncompleted contracts	-	192	2,593	-	-	2,785
Inventory, net	17	39	2,312	1,646	353	4,367
Deferred tax asset	922	-	613	-	-	1,535
Prepaid expenses and						-
other current assets	1,263	233	361	302	65	2,224
Total Current Assets	12,720	3,454	15,055	4,334	1,908	37,471

Other Assets
Property, plant & equipment, net	641	306	1,418	1,916	42	4,323
Accounts receivable - long term	-	6	859	-	-	865
Goodwill	12,339	-	152	-	-	12,491
Other intangible assets, net	3,602	-	-	-	-	3,602
Other long term assets	23	-	-	13	-	36
Total Other Assets	16,605	312	2,429	1,929	42	21,317

Total Assets	$29,325	$3,766	$17,484	$6,263	$1,950	$58,788

	Holding	Consolidated
	Company	VIE	Totals
As of August 31, 2008 (Continued, Audited)
Current Assets
Cash and equivalents	$831	$20	$4,740
Restricted cash	-	-	5,370
Accounts receivable, net	(96)	-	17,205
Costs and estimated earnings in excess			-
of billings on uncompleted contracts	-	-	2,785
Inventory, net	-	-	4,367
Deferred tax asset	-	-	1,535
Prepaid expenses and			-
other current assets	114	(75)	2,263
Total Current Assets	849	(55)	38,265

Other Assets
Property, plant & equipment, net	424	6,002	10,749
Accounts receivable - long term	-	-	865
Goodwill	-	-	12,491
Other intangible assets, net	-	-	3,602
Other long term assets	103	1	140
Total Other Assets	527	6,003	27,847

Total Assets	$1,376	$5,948	$66,112

NOTE 26 – GOING CONCERN

The accompanying consolidated financials statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2, by selling the subsidiaries in four segments that overall have been underperforming and require a higher level of working capital investment, management believes they will be able to start generating positive cash flows immediately.  The conversion of the outstanding debt to preferred stock by the Company’s majority shareholder will also result in a significant decrease in the debt service requirements in 2010.  With the Company’s human capital and financial resources all focusing on the profitability of a segment that historically has generated operating income and strong cash flows from operations, management believes the Company will have adequate cash to fund anticipated needs through June 30, 2010.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 27 – SUBSEQUENT EVENTS

On September 25, 2009, the Company reached agreement with the Chairman to amend the dividend rates on the Series C Preferred Stock with an effective date of July 1, 2009. From the effective date forward the Series C Preferred Stock will bear annual dividends of $2 per share in years one and two subsequent to the effective date, $5 per share in year three subsequent to the effective date, $6 per share in year four subsequent to the effective date and $7 per share thereafter. All other terms of the Series C Preferred Shares remained unchanged.

On September 25, 2009, the Board of Directors approved the Chairman’s request to utilize approximately $8.15 million of the Company’s net operating loss carryforward for individual tax purposes related to the Chairman’s personal loss on indebtedness associated with the sales transaction as described in Note 2.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on June 30, 2009 in providing reasonable assurance that information required to be disclosed in the reports the Company file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that (i) additional accounting personnel were needed at certain subsidiaries at June 30, 2009 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures. The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel. Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced. Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.

Item 9B. Other Information

None
PART III

Item 10. Directors and Executive Officers of the Company and Corporate Governance

Directors of the Company

The following table sets forth the name and age of each Director, indicating all positions and offices with us currently held by each Director.

Name	Principle Position and Role (Age)	Director Since

John F. Fisbeck	Director, Chief Executive Officer (54)	2005
Carter M. Fortune	Treasurer, Chairman of the Board (68)	2002
P. Andy Rayl	Director, Chief Operating Officer (37)	2005
David A. Berry	Independent Director, Audit Committee Member (56)	2002
Rick Snow	Independent Director, Chairman of the Audit Committee (46)	2008
Julia Reed	Independent Director, Audit Committee Member (46)	2008
Patrick Ludwig	Independent Director (44)	2008

Set forth below are descriptions of the backgrounds and principal occupations of each of our Directors, and the period during which each has served as a Director. Each Director serves for a term of one year or until such time as that director is replaced pursuant to the Company’s By-Laws.

John F. Fisbeck was elected President, Chief Executive Officer and Director of the Company on May 27, 2005. On April 13, 2009, Mr. Fisbeck resigned as the Company’s President.  Prior to and during the period from August 2000 through May 2005, Mr. Fisbeck was employed by Merrill Lynch as Senior Financial Advisor and after May 28, 2005 and until his appointment by the Company, he was employed by Wachovia Securities as Senior Financial Advisor/Branch Office Manager. Mr. Fisbeck graduated with a Bachelor of Science degree in business management from Indiana University.

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

Rick D. Snow was appointed to the Company’s Board on November 10, 2008.  Mr. Snow also serves as Chairman of the Company’s Audit Committee.  Mr. Snow, a CPA since 1987, is the Executive Vice President and Chief Financial Officer of Obsidian Enterprises and Fair Finance Company and oversees the financial management of the Company including financial reporting, systems implementation and strategic planning.  His prior experiences include several years with both national and regional accounting firms overseeing business and assurance services and business advisory services.  Mr. Snow earned a Bachelor of Business Administration from Kent State University and is a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

Julia Reed was appointed to the Company's Board on November 17, 2008.  Ms. Reed also serves on the Company’s Audit Committee.  Ms. Reed is a Sr. Vice President at Simon Property Group in its Capital Markets department since 1987.  Prior to Simon, Ms. Reed was an accountant for a public accounting firm and in the private sector.  Ms. Reed graduated from Indiana University with a Bachelor of Science degree in accounting and continues to be actively involved with the Indiana University Kelley School of Business.

Patrick Ludwig was appointed to the Company's Board on November 17, 2008.  Mr. Ludwig was appointed to fill a vacancy created when the Board of Directors of the Company increased the number of authorized directors from six (6) to eight (8).  Mr. Ludwig currently serves as President of Kenra, LTD, an Indianapolis-based hair care products company, and has been with Kenra since 1995.  Prior to Kenra, Mr. Ludwig worked for a Minnesota-based hair care distributor.  Mr. Ludwig graduated from Arizona State University with a Bachelor of Science degree in History.

Executive Officers of the Company

The executive officers of the Company are as follows:

Name	Age	Position

John F. Fisbeck	54	Chief Executive Officer
P. Andy Rayl	37	Chief Operating Officer
Randy Butler	49	Chief Financial Officer
Tena Mayberry	45	President

Each executive officer serves, in accordance with the by-laws of the Company, until the annual meeting of the Board of Directors.

John F. Fisbeck was elected President, Chief Executive Officer and Director of the Company on May 27, 2005.  On April 13, 2009, Mr. Fisbeck resigned as the Company’s President.   Mr. Fisbeck’s biographical information is set forth above.

P. Andy Rayl became Chief Operating Officer on May 8, 2008.  Mr. Rayl’s biographical information is set forth above.

Randy Butler became Chief Financial Officer on April 2, 2009, replacing Garth Allred who resigned as the Company’s Chief Financial Officer on April 2, 2009.  Prior to his election as the Company’s Chief Financial Officer, Mr. Butler joined Century II, a subsidiary of the Company on May 1, 2006 as the Controller, and assumed responsibility for all the financial functions of PSM, Inc. another subsidiary of the Company in May 2008.  Prior to Century II, Mr. Butler was the Controller for PFIC Corporation, a broker-dealer for Union Planters Bank, where he was responsible for all the accounting and financial operations for the Financial Services Division of Union Planters Bank.  Mr. Butler graduated with honors from the University of Tennessee with a Bachelor of Science degree in accounting.

Tena Mayberry became President on April 13, 2009, replacing John F. Fisbeck who resigned as the Company’s President on April 13, 2009.  Ms. Mayberry was named president of Century II, a subsidiary of the Company, in 2007, after serving four years as Chief Operating Officer, two years as a senior vice president, and four years as vice president.  Prior to joining Century II, Ms. Mayberry served in management positions with Contract Sales Managers, Kroger Co. and Norrell Temporary Services.  Ms. Mayberry graduated from Tennessee Technological University with a Bachelor of Science degree in marketing and business management.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain such reporting persons that no Form 5’s were required for such persons, the Company believes that, for the fiscal period ended June 30, 2009, its officers, Directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements.

CODE OF ETHICS

The Company has adopted a code of ethics (the “Code of Ethics”) that applies to the Company’s principal executive officer, principal financial officer, and employees. A copy of the Company’s Code of Ethics can be viewed on the Company’s website at www.ffi.net or obtained free of charge by sending a written request to the attention of the Company’s Chief Financial Officer, Randy Butler, at 6402 Corporate Drive, Indianapolis, Indiana 46278.

SHAREHOLDER PROPOSALS

Any of our shareholders wishing to have a proposal considered for inclusion in our 2010 proxy solicitation materials must set forth such proposal in writing to be received at our corporate office no later than December 1, 2010. In addition, any shareholder wishing to nominate a candidate for Director or propose other business at the Annual Meeting must generally give us written notice on or before December 1, 2010, and the notice must provide certain specific information as pursuant to Rule 14a-8 of the rules promulgated under the Exchange Act must comply with the advance notice provisions and other requirements of our bylaws, which are on file with the SEC and may be obtained from our corporate office upon request. Our Board will review any shareholder proposals that are filed as required and will determine whether such proposals meet applicable criteria for inclusion in our 2010 proxy solicitation materials or consideration at the 2010 Annual Meeting. In addition, we retain discretion to vote proxies on matters of which we are not properly notified at our principal executive offices on or before the close of business on January 2, 2010, and also retain that authority under certain other circumstances. These procedures remain unchanged from those last reported in the Company’s Schedule 14A, except for the notice dates set forth above.

THE AUDIT COMMITTEE

The Company maintains an Audit Committee that is currently composed of three members, Rick Snow, David A. Berry and Julia Reed, none of whom are officers or employees of the Company or any parent or subsidiary of the Company. Further, no member of the Audit Committee has any other material relationship with the Company that would interfere with their exercise of independent judgment. The Board has determined that each of the members of the Audit Committee, Rick Snow, David Berry and  Julia Reed, are "independent" and "financially sophisticated" as such terms are defined by the NYSE Amex.

The Company’s Board has determined that one member of the Audit Committee, Rick Snow, qualifies as an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K adopted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Snow has a Bachelor’s degree in Accounting and over twenty years of experience in reading, interpreting and analyzing financial statements in his roles as more fully described in the above biographical information. Mr. Snow also qualifies as "independent" as that term is used in Item 7(d) (3) (IV) of Schedule 14A of the Exchange Act.

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

The Company, due to its status as a “Controlled Company’ under the regulations of the NYSE Amex, is not required to have separate nominating or compensation committees and does not have such committees. The Company’s full Board of Directors regularly meets to analyze whether the compensation for the Company’s executive officers is aligned with the Company’s objectives for executive compensation. In the event the compensation of Mr. Fisbeck and Mr. Rayl are under consideration then, because Mr. Fisbeck is also a Company Director as well as Chief Executive Officer and Mr. Rayl is also a Company Director as well as Chief Operating Officer, they are excluded from those discussions. Currently, the Company’s only executive officers are its Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.

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

Chief Executive Officer Compensation

The Company’s Board of Directors considered a variety of factors when determining the compensation to be paid to the Company’s Chief Executive Officer, Mr. Fisbeck, during the fiscal period ended June 30, 2009. Among the factors considered by the Board of Directors was Mr. Fisbeck’s performance, the scope of his responsibilities to the Company, and his leadership value and skills. The primary element of Mr. Fisbeck’s compensation package for the fiscal period ended June 30, 2009 was his base salary. At the start of fiscal year 2009, Mr. Fisbeck was paid a base salary of $300,000.  Mr. Fisbeck also received additional amounts in association with certain personal guarantees taken on by Mr. Fisbeck, which related to Company financial obligations.

President Compensation

Tena Mayberry who accepted the position as President of the Company on April 13, 2009 was paid $41,538 in salary during the fiscal year ended June 30, 2009. Ms. Mayberry and the Company entered into an employment agreement that will pay her an annual salary of $180,000. The Board of Directors based Mr. Mayberry’s compensation on her record of performance for other companies and for the skills and expertise that she offered the Company. The Board of Directors also considered salaries paid to comparable executives by peer companies.

Chief Financial Officer Compensation

Randy Butler, who succeeded Garth Allred, as the Company’s Chief Financial Officer on April 2, 2009 was paid $30,000 in salary during the fiscal period ended June 30, 2009. Mr. Butler and the Company entered into an employment agreement that will pay him an annual salary of $130,000.  The Board of Directors based Mr. Butler’s compensation on his record of performance for other companies and for the skills and expertise that he offered the Company. The Board of Directors also considered salaries paid to comparable executives by peer companies.

Chief Operating Officer Compensation

P. Andy Rayl was paid $95,000 in salary during the fiscal period ended June 30, 2009. The Board of Directors based Mr. Rayl’s compensation on his record of performance for other companies and for the skills and expertise that he offered the Company. The Board of Directors also considered salaries paid to comparable executives by peer companies.

Compensation for Named Executives

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company’s past three fiscal periods ended June 30, 2009, August 31, 2008 and 2007 by our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer. The Company had no other executive officers during fiscal 2009.

EXECUTIVE COMPENSATION TABLE

	Fiscal Period
	Ended
	June 30, 2009, August 31, 2008	Annual Salary	Annual Bonus	Stock		Other
Name and Principal Position	& 2007	Compensation	Compensation	Awards		Compensation		Total
John F. Fisbeck, CEO	2009	$300,000	$-	200,000		$150,400	(2)	$450,400
	2008	$600,000	$-	-		$150,400	(2)	$750,400
	2007	$495,000	$20,000	-		$20,000	(3)(4)	$535,000
P. Andy Rayl, COO (1)	2009	$95,000	$-	200,000		$-		$95,000
	2008	$58,731	$-	-		$-		$58,731
	2007	$-	$-	-		$-		$-
Harlan M. Schafir, COO (5)	2009	$-	$-	-		$-		$-
	2008	$-	$-	-		$-		$-
	2007	$36,923	$-	-		$-		$36,923
Garth D. Allred, CFO (6)	2009	$102,974	$-	-		$-		$102,974
	2008	$170,000	$65,000	-		$-		$235,000
	2007	$-	$-	-		$-		$-
Steve Hise, CFO (7)	2009	$-	$-	-		$-		$-
	2008	$-	$-	-		$-		$-
	2007	$21,875	$-	10,000	(8)	$-		$21,875
Amy E. Gallo, CFO (9)	2009	$-	$-	-		$-		$-
	2008	$-	$-	-		$-		$-
	2007	$83,333	$5,000	-		$-		$88,333
Tena Mayberry, President (10)	2009	$41,538	$-	-		$-		$41,538
	2008	$-	$-	-		$-		$-
	2007	$-	$-	-		$-		$-
Randy Butler, CFO (11)	2009	$30,000	$-	-		$-		$30,000
	2008	$-	$-	-		$-		$-
	2007	$-	$-	-		$-		$-

(1)	P. Andy Rayl began his term as the Company’s COO on May 8, 2008.

(2)	Mr. Fisbeck received guarantee fees in connection with his personal guarantees for Company debt benefiting the Company.

(3)	Mr. Fisbeck received, during the fiscal year ended August 31, 2007, other Compensation in an amount less than $10,000.

(4)
As described in the Compensation Disclosure and Analysis set forth above, Mr. Fisbeck also received a total of approximately $394,000 in guarantee fees from the Company in relation to commercial loans benefiting the Company. This amount is not reflected in the Executive Compensation Table because the full amount has been repaid to the Company by Mr. Fisbeck.

(5)	Harlan Schafir’s term as the Company’s COO ended on September 30, 2006, when his employment contract with the Company was not renewed.

(6)	Garth Allred was employed as the Company’s CFO from September 14, 2007 to April 2, 2009.

(7)	Steve Hise was employed as the Company’s CFO during the period July 16, 2007 to September 14, 2007.

(8)
Mr. Hise received 10,000 shares of Company Common Stock upon the beginning his term as Company CFO. Upon his resignation from the Company Mr. Hise agreed to return all of the 10,000 shares of Company Common Stock to the Company and those shares are in the process of being retired.

(9)	Prior to August 31, 2005, Amy Gallo’s salary did not exceed $100,000 and thus was not included in this table. Amy Gallo’s employment as the Company’s CFO terminated on June 29, 2007.

(10)	Tena Mayberry began her term as the Company’s President on April 13, 2009.

(11)	Randy Butler began his term as the Company’s Chief Financial Officer on April 2, 2009.

Grant of Plan Based Awards

In exchange for payroll reductions effective with the disposition of assets in November 2008, the Company issued 200,000 shares of common stock each to the CEO and COO. No other plan-based awards were made to the named executive officers during the fiscal period ended June 30, 2009.

Outstanding Equity Awards

There was no outstanding equity awards for the named executive officers as of the end of the fiscal period ended June 30, 2009.

Option Exercises and Vested Stock

There were no option/SAR exercises during the fiscal period ended June 30, 2009 by any of the named executive officers and there are currently no outstanding unexercised options or SARs held by any of the named executive officers.

Pension Benefits

None of the named executive officers held any pension benefits as of the end of the fiscal period ended June 30, 2009.

Non-Qualified Deferred Compensation Plans

None of the named executive officers was the beneficiary of any non-qualified deferred compensation plan during the fiscal period ended June 30, 2009.

Compensation of Directors

The following table sets forth the compensation paid to all Directors of the Company during the fiscal period ended June 30, 2009. The table does not include compensation paid to John Fisbeck in his role as CEO or P. Andy Rayl in his role as COO. This compensation is set forth above in the Executive Compensation Table:

DIRECTOR COMPENSATION TABLE

	Fees Earned or	All Other
Name	paid in Cash	Compensation	Total

Carter M. Fortune	$-	$-	$-
P. Andy Rayl	$-	$-	$-
Nolan Lackey (1)	$4,000	$-	$4,000
David A. Berry	$10,000	$-	$10,000
John F. Fisbeck	$-	$-	$-
Rick Snow	$7,000	$-	$7,000
Julia Reed	$-	$-	$-
Patrick Ludwig	$-	$-	$-

(1) Nolan Lackey received Director Fees until March 31, 2009 at which time he resigned from the Board.

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

Compensation Committee Interlocks and Insider Participation

There were no compensation committee interlocks or insider participation during the fiscal period ended June 30, 2009.

Compensation Committee Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis set forth above and based upon this review and discussions the Board of Directors has recommended inclusion of that Compensation Discussion and Analysis in this Annual Report on Form 10-K.

John F. Fisbeck
Carter M. Fortune
P. Andy Rayl
David A. Berry
Rick Snow
Julia Reed
Patrick Ludwig

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Shares Authorized for Issuance under Equity Compensation Plans

The following information presents a summary of the Company’s equity compensation plans as of June 30, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity Compensation Plan Approved by Shareholders (1)	823,450	$0.00	176,550
Total	823,450	$0.00	176,550

(1)	Includes the 2006 Equity Incentive Plan

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of August 31, 2009 with respect to the only persons or groups known to the Company who may be deemed to beneficially own more than five percent of the Company’s voting securities (i.e. Common Stock).

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Common Stock	Fortune Industries, Inc. Control Group (in the aggregate) 6402 Corporate Drive Indianapolis, IN 46278	8,756,878	(2)	72.5

Common Stock	John F. Fisbeck 6402 Corporate Drive Indianapolis, IN 46278	4,519,026	(3)	37.4

Common Stock	Carter M. Fortune 6402 Corporate Drive Indianapolis, IN 46278	6,946,353	(3)	57.5

(1)
As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after August 31, 2009. "Beneficial ownership" also includes that ownership of shares that may be imputed to any control group of the Company.

(2)
A control group comprised of Messrs. John F. Fisbeck and Carter M. Fortune may be deemed to beneficially own, as defined in Footnote No.1 of this table, 8,756,848 (72.5%) shares of Common Stock, as of August 31, 2009. Individually, each person within the control group has sole dispositive and voting power over the following shares of Common Stock: John F. Fisbeck, 1,810,525 (15.0%) and Carter M. Fortune, 4,237,852 (35.1%). Additionally, Messrs. Fortune and Fisbeck share dispositive power over 2,708,501 (22.4%) shares of the Company’s Common Stock held by Fisbeck Fortune Development, LLC.

(3)
As interest holders in 14 West, LLC, Carter M. Fortune and John F. Fisbeck also have shared voting and dispositive power over 2,708,501 (22.4%) shares of the Company is Common Stock held by that entity, therefore 2,708,501 shares are included within the beneficial holdings of both Mr. Fisbeck and Mr. Fortune in the above table.

Security Ownership of Management

The following table sets forth information as of August 31, 2009 with respect to (i) each current Director, (ii) all individuals currently serving as the Company’s executive officers (as defined in Item 402(a)(3) of Regulation S-K) as of the above date, and (iii) all current Directors and all such executive officers as a group. Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities. An asterisk (*) indicates beneficial ownership of less than one percent.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Common Stock	John F. Fisbeck 6402 Corporate Drive Indianapolis, IN 46278	4,519,026	(2)	37.6

Common Stock	Carter M. Fortune 6402 Corporate Drive Indianapolis, IN 46278	6,946,353	(2)	57.5

Common Stock	David A. Berry 6402 Corporate Drive Indianapolis, IN 46278	10,000		*

Common Stock	P. Andy Rayl 6402 Corporate Drive Indianapolis, IN 46278	200,900		1.7

Common Stock	Rick Snow 6402 Corporate Drive Indianapolis, IN 46278	20,000		*

Common Stock	Julia Reed 6402 Corporate Drive Indianapolis, IN 46278	20,000		*

Common Stock	Patrick Ludwig 6402 Corporate Drive Indianapolis, IN 46278	20,000		*

Common Stock	All current executive officers and Directors as a group	9,027,778	(3)	74.7

(1)
As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after August 31, 2009.

(2)
As interest holders in 14 West, LLC, Carter M. Fortune and John F. Fisbeck also have shared voting and dispositive power over 2,708,501 (22.4%) shares of the Company’s Common Stock held by that entity, therefore 2,708,501 shares are included within the beneficial holdings of both Mr. Fisbeck and Mr. Fortune in the above table.

(3)
As a result of the conclusion that John F. Fisbeck and Carter M. Fortune share beneficial ownership over 2,708,501 (22.4%) shares of the Company’s Common Stock held by 14 West, LLC, that ownership is only reflected once in the group ownership total.

CHANGES IN CONTROL

The Company knows of no arrangements the operation of which may at a subsequent date result in a change of control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company holds various operating leases for the rental of properties with Fisbeck Fortune Development, LLC, a Company owned by its majority shareholders, the Chairman of the Board and the CEO. These leases are for five-year terms with options to extend terms. The Company pays certain expenses including taxes, assessments, maintenance and repairs under terms of the leases. Rent expense of $481,000 was recognized in fiscal period 2009 under these agreements.

The Company’s PSM subsidiary holds one lease for the rental of a property in Richmond, IN from Harlan M. Schafir, the Company’s former COO and Director. The lease is for five-year terms with options to extend terms. The leases provide for base rent of $4,000 per month with nominal annual increases. Rent and related expense of $38,600 was recognized in fiscal period 2009 under these agreements.

The Company’s ESG subsidiary holds a lease for an office building in Utah with a limited liability company in which ESG’s former President is a member.

The Company’s ESG subsidiary holds a lease for an office building in Arizona from a Company owned by a former employee.

The Company maintains a debt obligation to its majority shareholder for the purchase of vehicles and equipment. The loans are secured by the assets and pay interest at 6%. These notes were repaid in September 2008.  Minimal interest expense was recognized in fiscal period 2009 under this agreement.

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

Item 14. Principal Accountant Fees and Services.

Our financial statements for the fiscal period ended June 30, 2009 were certified by Somerset CPA’s, P.C. (“Somerset”). The following table sets forth the aggregate fees billed to the Company by Somerset:

	Fiscal 2009	Fiscal 2008

Audit Fees	$400,000	$550,000
Audit Related Fees	100,000	100,000
Tax Fees	195,000	225,000
All Other Fees	-	-
	$695,000	$875,000

Audit Fees: The aggregate fees billed in each of the fiscal periods ended June 30, 2009 and August 31, 2008 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods.

Audit Related Fees: The aggregate fees billed in each of the fiscal periods ended June 30, 2009 and August 31, 2008 for professional services rendered by the principal accountant for audit related fees including, primarily, consultations on various accounting and reporting matters.

Tax Fees: The aggregate fees billed in each of the fiscal periods ended June 30, 2009 and August 31, 2008 for professional services rendered by the principal accountant for tax compliance Federal and State advice.

All Other Fees: For the fiscal periods ended June 30, 2009 and August 31, 2008, the Company was not billed any additional fees for services by Somerset other than the services covered under the captions "Audit Fees", "Audit Related Fees" and "Tax Fees" above.

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

POLICIES RELATED TO PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has pre-approval policies and procedures, pursuant to which the Audit Committee approves the audit and permissible non-audit services provided by Somerset. The Audit Committee’s pre-approval policy is as follows: consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee, some such services require specific approvals, whereas other services are granted general pre-approval. All requests or applications for services to be provided by the independent registered public accounting firm that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer and must include a detailed description of the services to be rendered. The Chief Financial Officer will determine whether such services are included within the list of services that have received the general pre-approval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor. Requests or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the Securities and Exchange Commission‘s (“SEC’s”) rules on auditor independence. The Chief Financial Officer will immediately report any breach of this policy that comes to the attention of the Chief Financial Officer or any member of management to the chairman of the Audit Committee. Pursuant to these procedures, the Audit Committee approved the foregoing audit and permissible non-audit services provided by Somerset in fiscal 2009.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following financial statements, schedules and exhibits are filed as part of this Report:

(1)	Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 26 of this Report.

(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3)	List of Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Share Exchange entered into April 13, 2007 (1)

3.1	Second Amended and Restated Articles of Incorporation (2)

3.2	Second Amended and Restated Code of Bylaws (3)

10.1	Term Loan Note (4)

21.1	List of subsidiaries (2)

31.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by John F. Fisbeck. (2)

31.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randy Butler. (2)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John F. Fisbeck. (2)

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randy Butler. (2)

Notes to Exhibits:

1.	This exhibit is incorporated by reference from the Company’s Current Report on Form 8-K, dated April 19, 2007.

2.	Attached hereto.

3.	This exhibit is incorporated by reference from the Company’s Current Report on Form 8-K, dated December 27, 2006.

4.	This exhibit is incorporated by reference from the Company’s Current Report on Form 8-K, dated June 5, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE INDUSTRIES, INC.

Date:	By:	/s/ John F. Fisbeck
John F. Fisbeck,
Chief Executive Officer

Date:	By:	/s/ Randy Butler
Randy Butler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:		/s/ John F. Fisbeck
John F. Fisbeck, Chief Executive Officer
and Director

Date:		/s/ Carter M. Fortune
Carter M. Fortune, Chairman of the Board

Date:		/s/ P. Andy Rayl
P. Andy Rayl, Director, Chief Operating Officer

Date:		/s/ David A. Berry
David A. Berry, Director

Date:		/s/ Rick Snow
Rick Snow, Director

Date:		/s/Julia Reed
Julia Reed, Director

Date:		/s/Patrick Ludwig
Patrick Ludwig, Director