Form 10-Q
period 2009-09-30
FORTUNE INDUSTRIES, INC.
filed 2009-11-13
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

As of November 13, 2009, 12,192,823 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.
FORM 10-Q
For The Quarterly Period Ended September 30, 2009

INDEX

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$698	$1,686
Restricted cash (Note 1)	3,508	3,142
Accounts receivable, net of allowance for doubtful accounts of $21 and $137	2,417	2,622
Deferred tax asset	1,750	1,750
Prepaid expenses and other current assets	1,730	1,483
Inventory	10	13
Assets of discontinued operations, net	61	112
Total Current Assets	10,174	10,808

OTHER ASSETS
Property, plant & equipment, net of accumulated depreciation of $2,293 and $2,193	674	764
Term note receivable related party (Note 2)	2,533	2,546
Deferred tax asset	1,000	750
Goodwill	12,339	12,339
Other intangible assets, net	3,161	3,263
Other long-term assets	43	43
Total Other Assets	19,750	19,705

TOTAL ASSETS	$29,924	$30,513

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt (Note 3)	$276	$275
Accounts payable	1,358	1,037
Health and workers' compensation reserves	3,046	4,125
Accrued expenses	5,013	5,376
Other current liabilities	803	1,003
Liabilities of discontinued operations, net	-	1
Total Current Liabilities	10,496	11,817

LONG-TERM LIABILITIES
Long-term debt, less current maturities (Note 3)	4	11
Total Long-Term Liabilities	4	11

Total Liabilities	10,500	11,828

SHAREHOLDERS' EQUITY (NOTE 5)
Common stock, $0.10 par value; 150,000,000 authorized;
12,192,673 and 12,082,173 issued and outstanding at September 30, 2009
and June 30, 2009, respectively	1,198	1,187
Series C Preferred stock, $0.10 par value; 1,000,000 authorized;
296,180 issued and outstanding at September 30, 2009
and June 30, 2009, respectively	29,618	29,618
Additional paid-in capital and warrants outstanding	19,321	19,253
Accumulated deficit	(30,713)	(31,373)
Total Shareholders' Equity	19,424	18,685

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,924	$30,513

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Month Period Ended
	September 30,	November 30,
	2009	2008
REVENUES
Service revenues	$14,829	$18,236
Product revenues	-	17,929
TOTAL REVENUES	14,829	36,165

COST OF REVENUES
Service cost of revenues	11,428	14,109
Product cost of revenues	-	14,944
TOTAL COST OF REVENUES	11,428	29,053

GROSS PROFIT	3,401	7,112

OPERATING EXPENSES
Selling, general and administrative expenses	2,676	6,369
Depreciation and amortization	201	376
Total Operating Expenses	2,877	6,745

OPERATING INCOME	524	367

OTHER INCOME (EXPENSE)
Interest income	28	30
Interest expense	(4)	(144)
Gain on disposal of assets	-	3
Exchange rate gain	-	1
Other income	-	73
Total Other Income (Expense)	24	(37)

INCOME BEFORE PROVISION FOR INCOME TAXES	548	330

Provision for income taxes	(271)	28

NET INCOME FROM CONTINUING OPERATIONS	819	302

DISCONTINUED OPERATIONS
Loss from discontinued operations	(11)	(60)

NET INCOME	808	242

Preferred stock dividends	148	198

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$660	$44

Basic Income Per Common Share-Continuing Operations	$0.05	$0.01
Basic Loss Per Common Share-Discontinued Operations	$-	$(0.01)
BASIC INCOME PER COMMON SHARE	$0.05	$-

Basic Weighted Average Shares Outstanding	12,089,380	11,388,222

Diluted Income Per Common Share-Continuing Operations	$0.05	$0.01
Diluted Loss Per Common Share-Discontinued Operations	$-	$(0.01)
DILUTED INCOME PER COMMON SHARE	$0.05	$-

Diluted Weighted Average Shares Outstanding	14,599,543	11,766,980

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

			Additional
			Paid-in Capital		Total
	Common	Preferred	and Warrants	Accumulated	Shareholders'
	Stock	Stock	Outstanding	Deficit	Equity

BALANCE AT JUNE 30, 2009	$1,187	$29,618	$19,253	$(31,373)	$18,685
Issuance of 110,500 shares of common stock for compensation	11	-	68	-	79
Net income	-	-	-	808	808
Preferred stock dividends	-	-	-	(148)	(148)

BALANCE AT SEPTEMBER 30, 2009	$1,198	$29,618	$19,321	$(30,713)	$19,424

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	September 30,	November 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$808	$242
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	201	376
Provision for losses on accounts receivable	(116)	(4)
Loss on disposal of assets	-	(3)
Stock based compensation	79	180
Deferred income taxes	(250)	-
Changes in certain operating assets and liabilities:
Restricted cash	(366)	(208)
Accounts receivable	321	560
Inventory, net	3	245
Prepaid assets and other current assets	(248)	326
Assets of discontinued operations	(82)	134
Other long-term assets	-	81
Accounts payable	321	1,019
Health and workers' compensation reserves	(1,079)	197
Accrued expenses and other current liabilities	(563)	(1,385)
Liabilities of discontinued operations	(1)	64
Net Cash Provided by (Used in) Operating Activities	(972)	1,824

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10)	(107)
Net Cash Used in Investing Activities	(10)	(107)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt majority shareholder	-	(300)
Payments on long-term debt	(6)	(21)
Payments on convertible debentures	-	(3,405)
Dividends on preferred stock	-	(198)
Net Cash Used in Financing Activities	(6)	(3,924)

NET DECREASE IN CASH AND EQUIVALENTS	(988)	(2,207)

CASH AND EQUIVALENTS
Beginning of Period	1,686	4,740

End of Period	$698	$2,533

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	September 30,	November 30,
	2009	2008
SUPPLEMENTAL DISCLOSURES
Interest paid	$4	$263

Income taxes paid	$(21)	$11

Non-cash investing and financing activities:
Retirement of series B preferred stock in exchange for series C	-	(7,918)
Issuance of series C preferred stock in exchange for series B	-	7,918
Issuance of series C preferred stock for debt extinguishment	-	21,700
Term note receivable for disposition of assets	-	(3,240)
Reduction in term loan in exchange for disposition of assets	-	(10,000)
	$-	$8,460

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2009 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”).  The consolidated balance sheet at June 30, 2009 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company’s consolidated balance sheet at September 30, 2009, and the consolidated statements of operations, cash flows and shareholders’ equity for the periods ended September 30, 2009 and November 30, 2008, have been prepared by the Company without audit.  These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The Company has evaluated subsequent events through the time these financial statements in the Form 10-Q report were filed with the Securities and Exchange Commission on November 13, 2009.  The operating results for the three-month period ended September 30, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued to collateralize its obligations under its health and accident benefit program, its workers’ compensation program, and certain general insurance coverage related to the Company’s Business Solutions segment.  At September 30, 2009, the Company had $3,508 in total restricted cash.  Of this, $3,048 is restricted for various workers’ compensation programs in accordance with terms of insurance carrier agreements, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.

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

The Company has elected to perform the annual impairment test of recorded goodwill and other indefinite-lived intangible assets as required by SFAS 142 as of the end of fiscal first quarter.  As of November 13, 2009, the annual impairment test is in process.  The results of the last completed annual impairment test indicated that the fair value of the Business Solutions segment, as of August 31, 2008, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill and other indefinite-lived intangible assets were not subject to impairment.  The required annual impairment test may result in future periodic write-downs.

Self Insurance:  The Company’s PSM subsidiary maintains a loss-sensitive worksite employees’ health and accident benefit program.  Under the insurance policy, PSM’s self-funded liability is limited to $200 per employee, with an aggregate liability limit of approximately $9,400.  The aggregate liability limits are adjusted monthly based on the number of participants.

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

Pro Forma Financial Statements

The accompanying unaudited pro forma consolidated statements of operations for the three months ended November 30, 2008 is presented as if the sale had been completed as of the beginning of the periods presented.  The unaudited pro forma consolidated statements of operations is presented for illustrative purposes only and is not necessarily indicative of the results of operations for the three months ended November 30, 2008 that would have actually been reported had the sales transaction occurred at the dates indicated, nor is it indicative of future financial position or results of operations.  The unaudited pro forma condensed consolidated statements of operations are based upon the respective historical financial statements of the Company and the subsidiaries.  The pro forma data give effect to actual operating results as if the previous acquisitions occurred as of the beginning of the period presented.  The pro forma data give effect to actual operating results prior to the dispositions and adjustments for the following:

•	To eliminate the results of operations of the subsidiaries sold.
•	To adjust the dividends to the terms of the Series C Preferred shares that were issued in conjunction with the sales transaction.

For the Three Months Ended
November 30,
2008

Revenues	$16,741
Cost of Revenues	13,340

Gross Profit	3,401

Operating Expenses
Selling, general and administrative expenses	3,148
Depreciation and amortization	169

Total Operating Expenses	3,317

Operating Income	84

Other Income (Expense)	31

Income Before Provision for Income Taxes	115

Provision for income taxes	24

Net Income	91

Preferred stock dividends	370

Net Loss available to common shareholder	$(279)

Basic loss per common share	$(0.02)

Diluted loss per common share	$(0.02)

NOTE 3 - DEBT ARRANGEMENTS

Term Note

Effective May 29, 2009, the Company entered into a $250 term loan note with a bank. The term loan note matures on October 28, 2009 and bears interest at the Prime Rate plus 2.0%. Effective October 27, 2009 the note was extended until November 30, 2009.  The note is collateralized by certain assets of the Company’s majority shareholders. The loan requires the Company to maintain a minimum debt service coverage ratio of 1.25 to 1.0 among other covenants. The Company is in compliance with all covenants as of September 30, 2009.

NOTE 4– EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock.  During the period ended September 30, 2009, 110,500 restricted share units were issued under this plan.

NOTE 5- SHAREHOLDERS’ EQUITY

Common Stock

There were a total of 110,500 shares issued for the period ended September 30, 2009.  There was no share retirements during the period ended September 30, 2009.

Preferred Stock

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

The shares issued are single class and pay on a monthly basis an annual cash dividend of $5 per share in years ending November 30, 2009 and 2010, $6 per share in the year ending November 30, 2011 and $7 per share thereafter. On September 25, 2009, the Company reached an agreement with the Chairman to amend the dividend rates on the Series C Preferred Stock with an effective date of July 1, 2009.  From the effective date forward the Series C Preferred Stock will bear annual dividend of $2 per share in the years ending June 30, 2010 and 2011, $5 per share in the year ending June 30, 2012, $6 per share in the year ending June 30, 2013 and $7 per share thereafter.  All other items of the Series C Preferred Shares remained unchanged.  Dividends of $148 and $198 were accrued for the three months ended September 30, 2009 and November 30, 2008, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

On September 25, 2009, the Board of Directors approved the Chairman’s request to utilize approximately $8.15 million of the Company’s net operating loss carryforward for individual tax purposes related to the Chairman’s personal loss on indebtedness associated with the sales transaction as described in Note 2.

NOTE 7 - SEGMENT INFORMATION

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

Segment & Entity	Business Activity

Business Solutions
Professional Staff Management, Inc. and subsidiaries; CSM, Inc. and subsidiaries and related entities; Employer Solutions Group, Inc. and related entities; Precision Employee Management, LLC	Provider of outsourced human resource services

Wireless Infrastructure
Fortune Wireless, Inc.; Magtech Services, Inc.; Cornerstone Wireless Construction Services, Inc.; James Westbrook & Associates, LLC	Provider turnkey development services for the deployment of wireless networks

Transportation Infrastructure
James H. Drew Corp. and subsidiaries	Installer of fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel

Ultraviolet Technologies
Nor-Cote International, Inc. and subsidiaries	Manufacturer of UV curable screen printing ink products

Electronics Integration
Kingston Sales Corporation; Commercial Solutions, Inc.; Telecom Technology, Corp.	Distributor and installer of home and commercial electronics

The following tables report data by segment and exclude revenues from transactions with other operating segments:

	Business	Holding	Segment
	Solutions (1)	Company	Totals
Three months ended September 30, 2009
Revenue	$14,829	$-	$14,829
Cost of revenue	11,428	-	11,428
Gross profit	3,401	-	3,401
Operating expenses
Selling, general and administrative	2,521	155	2,676
Depreciation and amortization	159	42	201
Total operating expenses	2,680	197	2,877

Segment operating income (loss)	$721	$(197)	$524

(1)	Gross billings of $130,153 less worksite employee payroll costs of $115,324.

	Business	Wireless	Transportation	Ultraviolet	Electronics	Holding	Segment
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Company	Totals
Three Months Ended November 30, 2008
Revenue	$16,741	$3,312	$12,090	$2,771	$1,251	$-	$36,165
Cost of revenue	13,340	2,458	10,747	1,596	912	-	29,053
Gross profit	3,401	854	1,343	1,175	339	-	7,112
Operating expenses
Selling, general and administrative	3,160	650	781	1,320	238	220	6,369
Depreciation and amortization	169	11	5	59	1	131	376
Total operating expenses	3,329	661	786	1,379	239	351	6,745

Segment operating income (loss)	$72	$193	$557	$(204)	$100	$(351)	$367

(1) Gross billings of $149,548 less worksite employee payroll costs of $132,807.

	Business	Electronics	Holding
	Solutions	Integration	Company	Totals
As of September 30, 2009 (Unaudited)
Current Assets
Cash and equivalents	$631	$-	$67	$698
Restricted cash	3,508	-	-	3,508
Accounts receivable, net	2,354	-	63	2,417
Deferred tax asset	1,750	-	-	1,750
Prepaid expenses and other current assets	1,751	-	(21)	1,730
Inventory, net	10	-	-	10
Assets of discontinued operations, net	-	61	-	61
Total Current Assets	10,004	61	109	10,174

Other Assets
Property, plant & equipment, net	441	-	233	674
Term note receivable-related party	-	-	2,533	2,533
Deferred tax asset	1,000	-	-	1,000
Goodwill	12,339	-	-	12,339
Other intangible assets, net	3,161	-	-	3,161
Other long term assets	22	-	21	43
Total Other Assets	16,963	-	2,787	19,750

Total Assets	$26,967	$61	$2,896	$29,924

	Business	Electronics	Holding
	Solutions	Integration	Company	Totals
As of June 30, 2009 (Audited)
Current Assets
Cash and equivalents	$1,622	$-	$64	$1,686
Restricted cash	3,142	-	-	3,142
Accounts receivable, net	2,619	-	3	2,622
Inventory, net	13	-	-	13
Deferred tax asset	1,750	-	-	1,750
Prepaid expenses and other current assets	1,493	-	(10)	1,483
Assets of discontinued operations, net	-	112	-	112
Total Current Assets	10,639	112	57	10,808

Other Assets
Property, plant & equipment, net	489	-	275	764
Deferred tax asset	750	-	-	750
Goodwill	12,339	-	-	12,339
Other intangible assets, net	3,263	-	-	3,263
Term note receivable-related party	-	-	2,546	2,546
Other long term assets	22	-	21	43
Total Other Assets	16,863	-	2,842	19,705

Total Assets	$27,502	$112	$2,899	$30,513

NOTE 8 – GOING CONCERN

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

Actual events and results involve risks and uncertainties and may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors.  Factors that might cause or contribute to such differences, include, but are not limited to, the risks and uncertainties that are discussed under the heading “Risk Factors” disclosed within Form 10-K for the ten months  ended June 30, 2009.  Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission.

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

Recent Developments

On April 13, 2009, our Board of Directors approved a change in the Company’s fiscal year end from August 31 st to June 30 th commencing with our fiscal year 2009.  This will result in our fiscal year 2009 being shortened from 12 months to 10 months and ending on June 30, 2009.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies, which are in compliance with accounting principles generally accepted in the United States, require application of methodologies, estimates and judgments that have a significant impact on the results reported in the Company’s financial statements.  Those policies that, in the belief of management, are critical and require the use of complex judgment in their application, are disclosed on the Company’s Form 10-K for the year ended June 30, 2009.  Since June 30, 2009, there have been no material changes to the Company’s critical accounting policies.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) ASC 820-10 (formerly SFAS 157), “Fair Value Measurements” was issued.  ASC 820-10 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities.  ASC 820-10, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements.  The standard was effective for fiscal years beginning after November 15, 2007.  However, the FASB delayed the effective date of ASC 820-10 for all non-financial assets and non-financials liabilities until fiscal years beginning after November 15, 2008.  Accordingly, we adopted ASC 820-10 for our financial assets and liabilities on September 1, 2008 and adopted ASC 820-10 for our non-financial assets and liabilities on July 1, 2009.  The adoption did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued ASC No. 805-10 (formerly SFAS No. 141R) “Business Combinations”.  ASC No.805-10 establishes principles and requirements for how the acquirer of as business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The statements also provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC No. 805-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  We expect ASC No. 805-10 will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In June 2008, the FASB issued ASC 260-10 (formerly FASB Staff Position No. EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. ASC 260-10 concludes that unvested restricted share awards that pay nonforfeitable cash dividends are participating securities and are subject to the two-class method of computing earnings per share. Our effective date for ASC 260-10 was July 1, 2009. The adoption of ASC 260-10 did not have a material impact on our consolidated financial statements.

 In April 2009, the FASB issued ASC No. 825-10-65-1 (formerly FAS 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments”. This ASC essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the ASC requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending September 30, 2009. The adoption of ASC No. 825-10-65-1 did not have a material impact on our consolidated financial statements.

In May 2009, FASB ASC 855-10 (formerly SFAS No. 165), “Subsequent Events” was issued. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date (“subsequent events”), but before the financial statements are issued or available to be issued and requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009; the Company adopted ASC 855-10 for the quarter ended June 30, 2009. The Company evaluated subsequent events through the time we filed our Form 10-Q with the Securities and Exchange Commission on November 12, 2009. The adoption did not have a material impact on our consolidated financial statements.

In June 2009, FASB ASC 105-10 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” was issued. ASC 105-10 is the single official source of authoritative U.S. GAAP, superseding all other accounting literature except that issued by the Securities and Exchange Commission. As of July 2009, only one level of authoritative U.S. GAAP exists. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new referencing system that is designed to be an easily accessible, user-friendly online research system. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105-10 for the quarter ended September 30, 2009. The adoption did not have a material impact on our consolidated financial statements.

Other new pronouncements issued but not effective until after September 30, 2009, are not expected to have a significant effect on the company’s consolidated financial statements.

RESULTS OF OPERATIONS:  COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND NOVEMBER 30, 2008

Executive Overview of Financial Results

Results of operations for the three month periods ended September 30, 2009 and November 30, 2008 are as follows:

	Revenue for the		Operating income (loss) for the
	Three Months Ended		Three Months Ended
	September 30,	November 30,	September 30,	November 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Business Solutions	$14,829	$16,741	$721	$72
Wireless Infrastructure	-	3,312	-	193
Transportation Infrastructure	-	12,090	-	557
Ultraviolet Technologies	-	2,771	-	(204)
Electronics Integration	-	1,251	-	100
Holding Company	-	-	(197)	(351)
Segment Totals	$14,829	$36,165	$524	$367

Net Income Available to Common Shareholders			$660	$44

Net income available to common stock shareholders was $0.7 million or $0.05 per diluted share on revenue of $14.8 million for the three month period ended September 30, 2009 compared with net income available to common stock shareholders of $0.04 million or $0.0 per diluted share on revenue of $36.2 million for the three month period ended November 30, 2008.  This represents a 59% decrease in revenue and a 1400% percent increase in net income.

The following factors primarily contributed to the decrease in revenue for the three-month period ended September 30, 2009:

·
The Business Solutions decreases are due to a decrease in the total number of worksite employees as a result of clients reducing their payrolls, bonus programs and overall staffing levels due to the overall downturn in economic conditions.

·
The Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies, and the Electronics Integration decreases are due to the sale and or discontinuation of operations for the subsidiaries in these divisions.

The following factors primarily contributed to the increase in segment operating income for the three-month period ended September 30, 2009:

·	Increases in the Business Solutions are due to an overall reduction of internal staffing and continued efficiency improvements and expense reductions in all aspects of the companies operations.
·
The Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies, and the Electronics Integration increases are due to the sale and or discontinuation of operations for the subsidiaries in these divisions.

Results by segment are described in further detail as follows:

Business Solutions

Business Solutions segment operating results for three month period ended September 30, 2009 and November 30, 2008 are as follows:

	Three Month Period Ended
	September 30, 2009		November 30, 2008
	(Dollars in thousands)
Revenues	$14,829	100%	$16,741	100%
Cost of revenues	11,428	77.1%	13,340	79.7%
Gross profit	3,401	22.9%	3,401	20.3%

Operating expenses
Selling, general and administrative	2,521	17.0%	3,160	18.9%
Depreciation and amortization	159	1.1%	169	1.0%
Total operating expenses	2,680	18.1%	3,329	19.9%

Segment operating income	$721	4.9%	$72	0.4%

Revenue

Revenue for the three-month period ended September 30, 2009 was $14.8 million, compared to $16.7 million for the three-month period ended November 30, 2008, a decrease of $1.9 million or 11%.   Revenue decreased primarily due to attrition of customers and the impact of the economic slowdown on our customers.

Gross Profit

Gross profit for the three-month period ended September 30, 2009 was $3.4 million, representing 23% of revenue, compared to $3.4 million, representing 20% of revenue for the three month period ended November 30, 2008.  Gross profit as a dollar amount remained unchanged.  Gross profit as a percentage of revenue increased due to implementing a more efficient tracking system for the benefit plans.

Operating Income

Operating income for the three-month period, ended September 30, 2009 was $0.7 million, compared to $0.07 million for the three-month period ended November 30, 2008, an increase of $0.6 million or 901%.  Operating income increased due to a reduction in amortization of prior year impairment charges, reductions in internal staffing levels and overall efficiency improvements and expense reductions in all areas of the companies operations.

Holding Company

Operating Expense

The Holding Company does not have any income producing operating assets.  As such, the operating loss was equal to operating expenses.  Operating expenses consist primarily of legal, accounting and consulting fees.  Operating expenses for the three-month period ended September 30, 2009 were $0.2 million, compared to $0.4 million for the three-month period ended November 30, 2008, a decrease of $0.2 million or 50%.  Operating expense decreased as a result of selling our subsidiaries within our Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integration divisions.

Interest Expense

Interest expense was $0.04 million for the three-month period ended September 30, 2009, compared to $0.1 million for the three-month period ended November 30, 2008, a decrease of $0.1 million or 97%.  The decrease was primarily due to eliminating the consolidation of the VIE as a result of terminating the lease agreement with the VIE as of November 30, 2008 and due to the sale of our subsidiaries for satisfaction of our related party debt.

Income Taxes

There was ($0.27) and $0.03 million of income tax expense (benefit) for the three months ended September 30, 2009 and November 30, 2008, respectively.  A valuation allowance is necessary to reduce the deferred tax assets, if the Company had a federal tax operating loss and based on the weight of the evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management has determined that a $7.0 million valuation allowance at September 30, 2009 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.  The change in the valuation allowance for the current period is approximately ($0.6) million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents and proceeds from debt borrowings.  We had cash and equivalents of $0.7 million at September 30, 2009 and $1.7 million at June 30, 2009.

We had working capital of ($0.3) million at September 30, 2009 compared with ($1.0) million at June 30, 2009.  The increase in working capital was primarily due to the disposition of four of our five operating segments at November 30, 2008.  Current assets are primarily comprised of cash and equivalents, net accounts receivable, and prepaid expenses. Current liabilities are primarily comprised of accounts payable and accrued expenses.

The Company is required to collateralize its obligations under its workers’ compensation and health benefit plans and certain general insurance coverage. The Company uses its cash and cash equivalents to collateralize these obligations. Restricted cash was approximately $3.5 and $3.1 at September 30, 2009 and June 30, 2009, respectively.

Total debt at September 30, 2009 and June 30, 2009 was $0.3 million.

Cash Flows

Cash flows provided by (used in) operations for the three month period ended September 30, 2009 and November 30, 2008 were ($1.0) million and $1.8 million, respectively.  This decrease in operating cash flows was due primarily to the increase in health and workers compensation reserves and other accrued expenses.

Net cash flow used in investing activities was $0.01 million for the three month period ended September 30, 2009 compared to $0.1 million for the three month period ended November 30, 2008.  The decrease was primarily due to the fact that no major fixed assets were acquired during the three month period ending September 30, 2009.

Net cash flow used in financing activities was $0.006 million for the three month period ended September 30, 2009 compared to $3.9 million for the three month period ended November 30, 2008.  The increase was primarily the result of making our final balloon payment for the Laurus convertible debt in November 2008.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes to the Company’s contractual obligations from those disclosed in the Form 10-K under “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Transactions with Related Parties

We have entered into various acquisition agreements over the past three years which contain option agreements or rights between the sellers of the acquired entities and our two majority shareholders, the Chairman and the CEO, related to the Company’s stock provided as consideration under the acquisitions.  As more fully described in Note 6 the option agreements provide for put/call options on the Company’s common stock held by the sellers of the acquired companies.

Guarantees

A significant portion of our letters of credit are personally guaranteed by the Company’s Chairman and CEO.  Future changes to these guarantees would affect financing capacity of the Company.

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under health insurance and workers’ compensation contracts and to guarantee performance under our contracts.  Such letters of credit are generally issued by a bank or similar financial institution.  The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions.  If this situation were to occur, we would be required to reimburse the issuer of the letter of credit.  Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement.  We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of September 30, 2009, we had approximately $3.5 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K.

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

Under the supervision and with the participation of the Company’s management, including the Company’s CEO, CFO and COO the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009.  Based on this evaluation, the CEO, CFO, and COO have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on September 30, 2009 in providing reasonable assurance that information required to be disclosed in the reports the Company file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that: (i) additional accounting personnel were needed at certain subsidiaries at September 30, 2009 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures.  The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel.  Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced.  Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.

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

Fortune Industries, Inc.
(Registrant)

Date: November 13, 2009	By: /s/ John F. Fisbeck
John F. Fisbeck,
Chief Executive Officer

Date: November 13, 2009	By: /s/ Randy E. Butler
Randy E. Butler,
Chief Financial Officer