Form 10-Q
period 2009-12-31
FORTUNE INDUSTRIES, INC.
filed 2010-02-16
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
Yes ☐ No ☒

As of February 16, 2010, 12,196,156 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.
FORM 10-Q
For The Quarterly Period Ended December 31, 2009

INDEX

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$3,506	$1,686
Restricted cash (Note 1)	3,342	3,142
Accounts receivable, net of allowance for doubtful accounts of $22 and $137	2,779	2,622
Deferred tax asset	1,750	1,750
Prepaid expenses and other current assets	1,213	1,496
Assets of discontinued operations, net	41	112
Total Current Assets	12,631	10,808

OTHER ASSETS
Property, plant & equipment, net of accumulated depreciation of $2,373 and $2,193	625	764
Term note receivable related party (Note 2)	2,527	2,546
Deferred tax asset	1,000	750
Goodwill	12,339	12,339
Other intangible assets, net	3,060	3,263
Other long-term assets	43	43
Total Other Assets	19,594	19,705

TOTAL ASSETS	$32,225	$30,513

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt (Note 3)	$274	$275
Accounts payable	1,040	1,037
Health and workers' compensation reserves	2,673	4,125
Accrued expenses	7,822	5,376
Other current liabilities	806	1,003
Liabilities of discontinued operations, net	-	1
Total Current Liabilities	12,615	11,817

LONG-TERM LIABILITIES
Long-term debt, less current maturities (Note 3)	-	11
Total Long-Term Liabilities	-	11

Total Liabilities	12,615	11,828

SHAREHOLDERS' EQUITY (NOTE 5)
Common stock, $0.10 par value; 150,000,000 authorized; 12,196,156 and 12,082,173 issued and outstanding at December 31, 2009 and June 30, 2009, respectively	1,198	1,187
Series C Preferred stock, $0.10 par value; 1,000,000 authorized; 296,180 issued and outstanding at December 31, 2009 and June 30, 2009, respectively	29,618	29,618
Additional paid-in capital and warrants outstanding	19,321	19,253
Accumulated deficit	(30,527)	(31,373)
Total Shareholders' Equity	19,610	18,685

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$32,225	$30,513

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Month Period Ended		Six Month Period Ended
	December 31,	February 28,	December 31,	February 28,
	2009	2009	2009	2009
REVENUES
Service revenues	$14,985	$16,428	$29,814	$34,664
Product revenues	-	-	-	17,929
TOTAL REVENUES	14,985	16,428	29,814	52,593

COST OF REVENUES
Service cost of revenues	11,799	13,119	23,227	27,228
Product cost of revenues	-	-	-	14,944
TOTAL COST OF REVENUES	11,799	13,119	23,227	42,172

GROSS PROFIT	3,186	3,309	6,587	10,421

OPERATING EXPENSES
Selling, general and administrative expenses	2,707	2,807	5,383	9,176
Depreciation and amortization	182	215	383	591
Total Operating Expenses	2,889	3,022	5,766	9,767

OPERATING INCOME	297	287	821	654

OTHER INCOME (EXPENSE)
Interest income	28	72	56	70
Interest expense	(4)	-	(8)	(112)
Loss on disposal of assets	-	(24)	-	(21)
Exchange rate gain	-	-	-	1
Other income (expense)	-	(39)	-	34
Total Other Income (Expense)	24	9	48	(28)

INCOME BEFORE PROVISION FOR INCOME TAXES	321	296	869	626

Provision for income taxes	(21)	16	(292)	44

NET INCOME FROM CONTINUING OPERATIONS	342	280	1,161	582

DISCONTINUED OPERATIONS
Loss from discontinued operations	(8)	(18)	(19)	(78)

NET INCOME	334	262	1,142	504

Preferred stock dividends	148	247	296	445

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$186	$15	$846	$59

Basic Income Per Common Share-Continuing Operations	$0.02	$0.00	$0.07	$0.01
Basic Loss Per Common Share-Discontinued Operations	-	-	-	-
BASIC INCOME PER COMMON SHARE	$0.02	$0.00	$0.07	$0.01

Basic Weighted Average Shares Outstanding	12,192,859	12,015,506	12,141,124	11,700,131

Diluted Income Per Common Share-Continuing Operations	$0.01	$0.00	$0.06	$0.01
Diluted Loss Per Common Share-Discontinued Operations	-	-	-	(0.01)
DILUTED INCOME PER COMMON SHARE	$0.01	$0.00	$0.06	$0.00

Diluted Weighted Average Shares Outstanding	14,703,022	14,574,558	14,651,287	13,306,986

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

			Additional
			Paid-in Capital		Total
	Common	Preferred	and Warrants	Accumulated	Shareholders'
	Stock	Stock	Outstanding	Deficit	Equity

BALANCE AT JUNE 30, 2009	$1,187	$29,618	$19,253	$(31,373)	$18,685
Issuance of 113,983 shares of common stock for compensation	11	-	68	-	79
Net income	-	-	-	1,142	1,142
Preferred stock dividends	-	-	-	(296)	(296)

BALANCE AT DECEMBER 31, 2009	$1,198	$29,618	$19,321	$(30,527)	$19,610

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	December 31,	February 28,
	2009	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,142	$504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	383	759
Provision for losses on accounts receivable	13	(9)
Loss on disposal of assets	-	21
Stock based compensation	79	180
Deferred income taxes	(250)	-
Changes in certain operating assets and liabilities:
Restricted cash	(200)	204
Accounts receivable	(170)	1,323
Inventory, net	-	116
Prepaid assets and other current assets	283	452
Assets of discontinued operations	(57)	322
Other long-term assets	-	5
Accounts payable	3	553
Health and workers' compensation reserves	(1,452)	(622)
Accrued expenses and other current liabilities	2,151	(2,164)
Liabilities of discontinued operations	(1)	(23)
Net Cash Provided by Operating Activities	1,924	1,621

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(43)	(107)
Net Cash Used in Investing Activities	(43)	(107)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt majority shareholder	-	(300)
Payments on long-term debt	(12)	(34)
Payments on convertible debentures	-	(3,405)
Dividends paid on preferred stock	(49)	(198)
Net Cash Used in Financing Activities	(61)	(3,937)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,820	(2,423)

CASH AND EQUIVALENTS
Beginning of Period	1,686	4,740

End of Period	$3,506	$2,317

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	December 31,	February 28,
	2009	2009
SUPPLEMENTAL DISCLOSURES
Interest paid	$8	$77

Income taxes paid	$48	$41

Non-cash investing and financing activities:
Retirement of series B preferred stock in exchange for series C	-	(7,918)
Issuance of series C preferred stock in exchange for series B	-	7,918
Issuance of series C preferred stock for debt extinguishment	-	21,700
Term note receivable for disposition of assets	-	(3,240)
Reduction in term loan in exchange for disposition of assets	-	(10,000)
	$-	$8,460

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2009 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”).  The consolidated balance sheet at June 30, 2009 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company’s consolidated balance sheet at December 31, 2009, and the consolidated statements of operations, cash flows and shareholders’ equity for the periods ended December 31, 2009 and February 28, 2009, have been prepared by the Company without audit.  These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The Company has evaluated subsequent events through the time these financial statements in the Form 10-Q report were filed with the Securities and Exchange Commission on February 16, 2010.  The operating results for the six-month period ended December 31, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued to collateralize its obligations under its health and accident benefit program, its workers’ compensation program, and certain general insurance coverage related to the Company’s Business Solutions segment.  At December 31, 2009, the Company had $3,342 in total restricted cash.  Of this, $3,117 is restricted for various workers’ compensation programs in accordance with terms of insurance carrier agreements, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.

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

The Company has elected to perform the annual impairment test of recorded goodwill and other indefinite-lived intangible assets as of the end of fiscal first quarter.  As of February 16, 2010, the annual impairment test is in process.   The Company provided all appropriate information within the annual requirement; however, delays occurred with completion due to unforeseen circumstances.  The Company expects to receive the final report within 30 days of the filing date. The results of the last completed annual impairment test indicated that the fair value of the Business Solutions segment, as of August 31, 2008, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill and other indefinite-lived intangible assets were not subject to impairment.  The required annual impairment test may result in future periodic write-downs.

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

NOTE 2 – DISPOSITION OF ASSETS AND PRO FORMA RESULTS

On December 11, 2008, the Company completed a transaction with an effective date as of November 30, 2008 to sell all of the outstanding shares of common stock of the following wholly-owned subsidiaries: James H Drew Corporation; Nor-Cote International, Inc.; Fortune Wireless, Inc.; and Commercial Solutions, Inc.  The subsidiaries were sold to related party entities owned by the Company’s two majority shareholders, the Chairman of the Board of Directors (“Chairman”) and the former Chief Executive Officer (“CEO”).  The shares were sold in exchange for a $10,000 reduction in the outstanding balance of the Term Loan Note due to the Chairman, and a three year Promissory Note receivable in the amount of $3,240 with a maturity date of November 30, 2011.  The Promissory Note bears interest at the prime rate plus 1% and is interest-only for the first twelve months, with $50,000 and $100,000 monthly principal payments due beginning December 30, 2009 and December 30, 2010, respectively.  The unpaid balance at maturity is due in a lump sum payment.

The Company did not recognize any gain from the sale as the consideration paid by the two largest shareholders as it was equal to the net book value of the sold subsidiaries.

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

Pro Forma Financial Statements

The accompanying unaudited pro forma consolidated statements of operations for the six months ended February 28, 2009 is presented as if the sale had been completed as of the beginning of the periods presented.  The unaudited pro forma consolidated statements of operations is presented for illustrative purposes only and is not necessarily indicative of the results of operations for the six months ended February 28, 2009 that would have actually been reported had the sales transaction occurred at the dates indicated, nor is it indicative of future financial position or results of operations.  The unaudited pro forma condensed consolidated statements of operations are based upon the respective historical financial statements of the Company and the subsidiaries.  The pro forma data give effect to actual operating results as if the previous acquisitions occurred as of the beginning of the period presented.  The pro forma data give effect to actual operating results prior to the dispositions and adjustments for the following:

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

•	To eliminate the results of operations of the subsidiaries sold.
•	To adjust the dividends to the terms of the Series C Preferred shares that were issued in conjunction with the sales transaction.

For the Six Months Ended
February 28,
2009

Revenues	$33,169
Cost of Revenues	26,459

Gross Profit	6,710

Operating Expenses
Selling, general and administrative expenses	5,850
Depreciation and amortization	335

Total Operating Expenses	6,185

Operating Income	525

Other Income (Expense)	(29)

Income Before Provision for Income Taxes	496

Provision for income taxes	44

Net Income	452

Preferred stock dividends	296

Net Loss available to common shareholder	$156

Basic loss per common share	$0.01

Diluted loss per common share	$0.01

NOTE 3 - DEBT ARRANGEMENTS

Term Note

Effective May 29, 2009, the Company entered into a $250 term loan note with a bank. The term loan note matures on October 28, 2009 and bears interest at the Prime Rate plus 2.0%. Effective October 27, 2009 the note was extended until December 28, 2009.  The note was collateralized by certain assets of the Company’s majority shareholders. The loan required the Company to maintain a minimum debt service coverage ratio of 1.25 to 1.0 among other covenants.

NOTE 4– EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock.  During the period ended December 31, 2009, 113,983 restricted share units were issued under this plan.

NOTE 5- SHAREHOLDERS’ EQUITY

Common Stock

There were a total of 113,983 shares issued for the period ended December 31, 2009.  There was no share retirements during the period ended December 31, 2009.

Preferred Stock

Effective November 30, 2008, the Company exchanged the 79,180 shares non-voting Series B Preferred Stock with $0.10 par value and a dividend of $10.00 per share for 79,180 non-voting Series C Preferred Stock with $0.10 par value and annual dividends of $5 per share in twelve month period ending November 30, 2009 and 2010, $6 per share in the twelve month period ending November 30, 2011 and $7 per share thereafter. The dividends will be paid on a pro-rata basis monthly.

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

The shares issued are single class and pay on a monthly basis an annual cash dividend of $5 per share in years ending November 30, 2009 and 2010, $6 per share in the year ending November 30, 2011 and $7 per share thereafter. On September 25, 2009, the Company reached an agreement with the Chairman to amend the dividend rates on the Series C Preferred Stock with an effective date of July 1, 2009.  From the effective date forward the Series C Preferred Stock will bear annual dividend of $2 per share in the years ending June 30, 2010 and 2011, $5 per share in the year ending June 30, 2012, $6 per share in the year ending June 30, 2013 and $7 per share thereafter.  All other items of the Series C Preferred Shares remained unchanged.  Dividends of $296 and $445 were accrued for the six months ended December 31, 2009 and February 28, 2009, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

On September 25, 2009, the Board of Directors approved the Chairman’s request to utilize approximately $8.15 million of the Company’s net operating loss carryforward for individual tax purposes related to the Chairman’s personal loss on indebtedness associated with the sales transaction as described in Note 2.  The transaction had no effect on assets, liabilities, shareholders’ equity and net income as the gross deferred tax asset of approximately $3.3 million related to the net operating loss had a net asset value of $0 due to a corresponding ($3.3) million valuation allowance placed against the asset by management.

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

Segment & Entity	Business Activity

Business Solutions
Professional Staff Management, Inc. and subsidiaries; CSM, Inc. and subsidiaries and related entities; Employer Solutions Group, Inc. and related entities; Precision Employee Management, LLC	Provider of outsourced human resource services

Wireless Infrastructure
Fortune Wireless, Inc.; Magtech Services, Inc.; Cornerstone Wireless Construction Services, Inc.; James Westbrook & Associates, LLC	Provider turnkey development services for the deployment of wireless networks

Transportation Infrastructure
James H. Drew Corp. and subsidiaries	Installer of fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel

Ultraviolet Technologies
Nor-Cote International, Inc. and subsidiaries	Manufacturer of UV curable screen printing ink products

Electronics Integration
Kingston Sales Corporation; Commercial Solutions, Inc.; Telecom Technology, Corp.	Distributor and installer of home and commercial electronics

The following tables report data by segment and exclude revenues from transactions with other operating segments:

	Business	Holding	Segment
	Solutions (1)	Company	Totals
Three months ended December 31, 2009
Revenue	$14,985	$-	$14,985
Cost of revenue	11,799	-	11,799
Gross profit	3,186	-	3,186
Operating expenses
Selling, general and administrative	2,565	142	2,707
Depreciation and amortization	140	42	182
Total operating expenses	2,705	184	2,889

Segment operating income (loss)	$481	$(184)	$297

(1) Gross billings of $146,073 less worksite employee payroll costs of $131,088.

	Business	Holding	Segment
	Solutions (1)	Company	Totals
Three Months Ended February 28, 2009
Revenue	$16,428	$-	$16,428
Cost of revenue	13,119	-	13,119
Gross profit	3,309	-	3,309
Operating expenses
Selling, general and administrative	2,854	(47)	2,807
Depreciation and amortization	166	49	215
Total operating expenses	3,020	2	3,022

Segment operating income (loss)	$289	$(2)	$287

(1) Gross billings of $141,056 less worksite employee payroll costs of $124,628.

	Business	Holding	Segment
	Solutions (1)	Company	Totals
Six months ended December 31, 2009
Revenue	$29,814	$-	$29,814
Cost of revenue	23,227	-	23,227
Gross profit	6,587	-	6,587
Operating expenses
Selling, general and administrative	5,086	297	5,383
Depreciation and amortization	299	84	383
Total operating expenses	5,385	381	5,766

Segment operating income (loss)	$1,202	$(381)	$821

(1) Gross billings of $276,226 less worksite employee payroll costs of $246,412.

	Business	Wireless	Transportation	Ultraviolet	Electronics	Holding
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Company	Totals
Six Months Ended February 28, 2009
Revenue	$33,169	$3,312	$12,090	$2,771	$1,251	$-	$52,593
Cost of revenue	26,459	2,458	10,747	1,596	912	-	42,172
Gross profit	6,710	854	1,343	1,175	339	-	10,421
Operating expenses
Selling, general and administrative	6,014	650	781	1,320	238	173	9,176
Depreciation and amortization	335	11	5	59	1	180	591
Total operating expenses	6,349	661	786	1,379	239	353	9,767

Segment operating income (loss)	$361	$193	$557	$(204)	$100	$(353)	$654

(1) Gross billings of $290,604 less worksite employee payroll costs of $257,435.

	Business	Electronics	Holding
	Solutions	Integration	Company	Totals
As of December 31, 2009 (Unaudited)
Current Assets
Cash and equivalents	$3,430	$-	$76	$3,506
Restricted cash	3,342	-	-	3,342
Accounts receivable, net	2,776	-	3	2,779
Deferred tax asset	1,750	-	-	1,750
Prepaid expenses and other current assets	1,250	-	(37)	1,213
Assets of discontinued operations, net	-	41	-	41
Total Current Assets	12,548	41	42	12,631

Other Assets
Property, plant & equipment, net	434	-	191	625
Term note receivable-related party	-	-	2,527	2,527
Deferred tax asset	1,000	-	-	1,000
Goodwill	12,339	-	-	12,339
Other intangible assets, net	3,060	-	-	3,060
Other long term assets	22	-	21	43
Total Other Assets	16,855	-	2,739	19,594

Total Assets	$29,403	$41	$2,781	$32,225

	Business	Electronics	Holding
	Solutions	Integration	Company	Totals
As of June 30, 2009 (Audited)
Current Assets
Cash and equivalents	$1,622	$-	$64	$1,686
Restricted cash	3,142	-	-	3,142
Accounts receivable, net	2,619	-	3	2,622
Deferred tax asset	1,750	-	-	1,750
Prepaid expenses and other current assets	1,506	-	(10)	1,496
Assets of discontinued operations, net	-	112	-	112
Total Current Assets	10,639	112	57	10,808

Other Assets
Property, plant & equipment, net	489	-	275	764
Term note receivable-related party	-	-	2,546	2,546
Deferred tax asset	750	-	-	750
Goodwill	12,339	-	-	12,339
Other intangible assets, net	3,263	-	-	3,263
Other long term assets	22	-	21	43
Total Other Assets	16,863	-	2,842	19,705

Total Assets	$27,502	$112	$2,899	$30,513

NOTE 8 – GOING CONCERN

The accompanying consolidated financials statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2, by selling the subsidiaries in four segments that overall have been underperforming and require a higher level of working capital investment, management believes they will be able to start generating positive cash flows immediately.  The conversion of the outstanding debt to preferred stock by the Company’s majority shareholder will also result in a significant decrease in the debt service requirements in 2010.  With the Company’s human capital and financial resources all focusing on the profitability of a segment that historically has generated operating income and positive cash flows from operations, management believes the Company will have adequate cash to fund anticipated needs through June 30, 2010.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Developments

On January 15, 2010, our Board of Directors appointed Tena Mayberry to the position of Chief Executive Officer of the Company.  Ms. Mayberry is replacing John F. Fisbeck as the Company’s Chief Executive Officer.

On January 15, 2010, the Company entered into a Settlement Agreement with its CEO John Fisbeck which included a) immediate resignation of Mr. Fisbeck as CEO of the company, b) immediate resignation of Mr. Fisbeck from the Company’s Board of Directors, and c) waiver of certain severance payments included in his Employment Agreement..

On April 13, 2009, our Board of Directors approved a change in the Company’s fiscal year end from August 31 st to June 30 th commencing with our fiscal year 2009.  This resulted in a ten month period for fiscal 2009.

Effective November 30, 2008, the Company completed a transaction to sell all of the outstanding shares of common stock of the following wholly-owned subsidiaries: James H Drew Corporation, Nor-Cote International, Inc., Fortune Wireless, Inc. and Commercial Solutions, Inc.  As of this date, the subsidiaries were sold to related party entities owned by the Company’s majority shareholders in exchange for a $10,000,000 reduction in the outstanding balance of the term loan note due to the majority shareholder and a three-year term note in the amount of $3,240,000.  The transaction also included the conversion of the remaining term loan note balance to Preferred Stock and the issuance of additional warrants.  For further discussion of this transaction, see Note 2 – Disposition of Assets in the Notes to the Consolidated Financial Statements.  The Company did not recognize any gain from the sale as the consideration paid by the two largest shareholders as it was equal to the net book value of the sold subsidiaries.

Effective November 30, 2008, the Company no longer operated in the Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integration Segments.

Effective December 1, 2008, the Company devoted substantially all its resources on the growth and profitability of the Business Solutions segment.

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

In December 2007, the FASB issued ASC No. 805-10 (formerly SFAS No. 141R) “Business Combinations”.  ASC No.805-10 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The statements also provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC No. 805-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Our effective date for ASC 805-10 was July 1, 2009. The adoption of ASC No. 805-10 did not have a material impact on our consolidated financial statements.

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

In May 2009, FASB ASC 855-10 (formerly SFAS No. 165), “Subsequent Events” was issued. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date (“subsequent events”), but before the financial statements are issued or available to be issued and requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009; the Company adopted ASC 855-10 for the quarter ended June 30, 2009. The Company evaluated subsequent events through the time we filed our Form 10-Q with the Securities and Exchange Commission on February 16, 2010 and will continue to evaluate subsequent events through the issuance date of future required filings.   The adoption did not have a material impact on our consolidated financial statements.

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

Other new pronouncements issued but not effective until after December 31, 2009, are not expected to have a significant effect on the company’s consolidated financial statements.

RESULTS OF OPERATIONS:  COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2009 AND FEBRUARY 28, 2009

Executive Overview of Financial Results

Results of operations for the three and six month periods ended December 31, 2009 and February 28, 2009 are as follows:

	Revenue for the		Operating income (loss) for the
	Three Months Ended		Three Months Ended
	December 31,	February 28,	December 31,	February 28,
	2009	2009	2009	2009
	(Dollars in thousands)
Business Solutions	$14,985	$16,428	$481	$289
Holding Company	-	-	(184)	(2)
Segment Totals	$14,985	$16,428	$297	$287

Net Income Available to Common Shareholders			$186	$15

	Revenue for the		Operating income (loss) for the
	Six Months Ended		Six Months Ended
	December 31,	February 28,	December 31,	February 28,
	2009	2009	2009	2009
	(Dollars in thousands)
Business Solutions	$29,814	$33,169	$1,202	$361
Wireless Infrastructure	-	3,312	-	193
Transportation Infrastructure	-	12,090	-	557
Ultraviolet Technologies	-	2,771	-	(204)
Electronics Integration	-	1,251	-	100
Holding Company	-	-	(381)	(353)
Segment Totals	$29,814	$52,593	$821	$654

Net Income Available to Common Shareholders			$846	$59

Net income available to common stock shareholders was $0.2 million or $0.01 per diluted share on revenue of $15.0 million for the three month period ended December 31, 2009 compared with net income available to common stock shareholders of $0.02 million or $0.00 per diluted share on revenue of $16.4 million for the three month period ended February 28, 2009.  This represents a 9% decrease in revenue and a 1,140% percent increase in net income.

Net income available to common stock shareholders was $0.8 million or $0.06 per diluted share on revenue of $29.8 million for the six month period ended December 31, 2009 compared with net income available to common stock shareholders of $0.06 million or $0.00 per diluted share on revenue of $52.6 million for the six month period ended February 28, 2009.  This represents a 43% decrease in revenue and a 1,334% percent increase in net income.

The following factors primarily contributed to the decrease in revenue for the three and six-month periods ended December 31, 2009:

·
Decrease in Business Solutions is due to a decrease in the total number of worksite employees related to client reductions in a) base payrolls, b) bonus programs, and c) overall staffing levels, all related to the downturn in economic conditions.

·
The Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies, and the Electronics Integration decreases are due to the sale and or discontinuation of operations for the subsidiaries in these divisions.

The following factors primarily contributed to the increase in segment operating income for the three and six month periods ended December 31, 2009:

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

Results by segment are described in further detail as follows:

Business Solutions

Business Solutions segment operating results for three and six month periods ended December 31, 2009 and February 28, 2009 are as follows:

	Three Month Period Ended				Six Month Period Ended
	December 31, 2009		February 28, 2009		December 31, 2009		February 28, 2009
	(Dollars in thousands)
Revenues	$14,985	100%	$16,428	100%	$29,814	100%	$33,169	100%
Cost of revenues	11,799	78.7%	13,119	79.9%	23,227	77.9%	26,459	79.8%
Gross profit	3,186	21.3%	3,309	20.1%	6,587	22.1%	6,710	20.2%

Operating expenses
Selling, general and administrative	2,565	17.1%	2,854	17.4%	5,086	17.1%	6,014	18.1%
Depreciation and amortization	140	0.9%	166	1.0%	299	1.0%	335	1.0%
Total operating expenses	2,705	18.1%	3,020	18.4%	5,385	18.1%	6,349	19.1%

Segment operating income	$481	3.2%	$289	1.8%	$1,202	4.0%	$361	1.1%

Revenue

Revenue for the three month period ended December 31, 2009 was $15.0 million, compared to $16.4 million for the three month period ended February 28, 2009, a decrease of $1.4 million or 9%.   Revenue decreased primarily due to attrition of customers and the impact of the economic slowdown on our customers.

Revenue for the six month period ended December 31, 2009 was $29.8 million, compared to $33.2 million for the six month period ended February 28, 2009, a decrease of $3.4 million or 10%.   Revenue decreased primarily due to attrition of customers and the impact of the economic slowdown on our customers.

Gross Profit

Gross profit for the three month period ended December 31, 2009 was $3.2 million, representing 21% of revenue, compared to $3.3 million, representing 20% of revenue for the three month period ended February 28, 2009.  Gross profit as a dollar amount remained relatively unchanged.  Gross profit as a percentage of revenue increased due to an overall change in the customer mix and profile.

Gross profit for the six month period ended December 31, 2009 was $6.6 million, representing 22% of revenue, compared to $6.7 million, representing 20% of revenue for the six month period ended February 28, 2009.  Gross profit as a dollar amount remained relatively unchanged.  Gross profit as a percentage of revenue increased due to an overall change in the customer mix and profile.

Operating Income

Operating income for the three month period, ended December 31, 2009 was $0.5 million, compared to $0.3 million for the three month period ended February 28, 2009, an increase of $0.2 million or 66%.  Operating income increased due to overall efficiency improvements and expense reductions in all areas of the companies operations including reductions in internal staffing levels.

Operating income for the six month period, ended December 31, 2009 was $1.2 million, compared to $0.4 million for the six month period ended February 28, 2009, an increase of $0.8 million or 232%.  Operating income increased due to overall efficiency improvements and expense reductions in all areas of the companies operations including reductions in internal staffing levels.

Holding Company

Operating Expense

The Holding Company does not have any income producing operating assets.  As such, the operating loss was equal to operating expenses.  Operating expenses consist primarily of legal, accounting and consulting fees.  Operating expenses for the three month period ended December 31, 2009 were $0.2 million, compared to $0.02 million for the three month period ended February 28, 2009, an increase of $0.2 million or 9,100%.  Operating expense increased due to timing of accruing our legal, accounting, and consulting expenses.

The Holding Company does not have any income producing operating assets.  As such, the operating loss was equal to operating expenses.  Operating expenses consist primarily of legal, accounting and consulting fees.  Operating expenses for the six month period ended December 31, 2009 and February 28, 2009 were $0.4 million.

Interest Expense

Interest expense was $0.004 million for the three month period ended December 31, 2009, compared to $0.0 million for the three month period ended February 28, 2009, an increase of $0.04 million or 100%.  The increase was due to obtaining a term note in May 2009.

Interest expense was $0.008 million for the six month period ended December 31, 2009, compared to $0.1 million for the six month period ended February 28, 2009, a decrease of $0.1 million or 93%.  The decrease was primarily due to the satisfaction of our related party debt.

Income Taxes

Income tax expense (benefit) was ($0.02) and $0.02 million for the three months ended December 31, 2009 and February 28, 2009, respectively.  A valuation allowance is necessary to reduce the deferred tax assets, if the Company had a federal tax operating loss and based on the weight of the evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management has determined that a $3.3 million valuation allowance at December 31, 2009 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.  The change in the valuation allowance for the current period is approximately ($0.4) million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents and proceeds from debt borrowings.  We had cash and equivalents of $3.5 million at December 31, 2009 and $1.7 million at June 30, 2009.

We had working capital of $0.02 million at December 31, 2009 compared with ($1.0) million at June 30, 2009.  The increase in working capital was primarily due to the disposition of four of our five operating segments at November 30, 2008.  Current assets are primarily comprised of cash and equivalents, net accounts receivable, and prepaid expenses. Current liabilities are primarily comprised of accounts payable and accrued expenses.

The Company is required to collateralize its obligations under its workers’ compensation and health benefit plans and certain general insurance coverage. The Company uses its cash and cash equivalents to collateralize these obligations. Restricted cash was approximately $3.3 million and $3.1 million at December 31, 2009 and June 30, 2009, respectively.

Total debt at December 31, 2009 and June 30, 2009 was $0.3 million.

Cash Flows

Cash flows provided by operations for the six month period ended December 31, 2009 and February 28, 2009 were $1.9 million and $1.6 million, respectively.  This increase in operating cash flows was due primarily to the increase in accrued expenses and other current liabilities.

Net cash flow used in investing activities was $0.04 million for the six month period ended December 31, 2009 compared to $0.1 million for the six month period ended February 28, 2009.  The decrease was primarily due to the fact that no major fixed assets were acquired during the six month period ending December 31, 2009.

Net cash flow used in financing activities was $0.01 million for the six month period ended December 31, 2009 compared to $3.9 million for the six month period ended December 31, 2009.  The increase was primarily the result of making our final balloon payment for the Laurus convertible debt in November 2008.

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

Transactions with Related Parties

We have entered into various acquisition agreements over the past three years which contain option agreements or rights between the sellers of the acquired entities and our two majority shareholders, the Chairman and the former CEO, related to the Company’s stock provided as consideration under the acquisitions.  The Company entered into an agreement in which the sellers of ESG may put (put option) the 217,143 shares issued at closing to the Company during the thirty (30) day period that begins on March 1, 2010. The Company recorded $814 related to the put options on the 217,143 shares as a current  liability, since the Company is not able to control whether such options will be put to the Company or sold on the open market during the required time period.

Guarantees

Significant portions of our letters of credit are personally guaranteed by the Company’s Chairman.  Future changes to these guarantees would affect financing capacity of the Company.

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under health insurance and workers’ compensation contracts and to guarantee performance under our contracts.  Such letters of credit are generally issued by a bank or similar financial institution.  The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions.  If this situation were to occur, we would be required to reimburse the issuer of the letter of credit.  Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement.  We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of December 31, 2009, we had approximately $3.3 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.

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

Under the supervision and with the participation of the Company’s management, including the Company’s CEO, CFO and COO the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009.  Based on this evaluation, the CEO, CFO, and COO have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on December 31, 2009 in providing reasonable assurance that information required to be disclosed in the reports the Company file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that: (i) additional accounting personnel were needed at certain subsidiaries at December 31, 2009 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures.  The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel.  Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced.  Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.

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

Fortune Industries, Inc.
(Registrant)

Date:	By: /s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date:	By: /s/ Randy E. Butler
Randy E. Butler,
Chief Financial Officer