Form 10-Q
period 2010-03-31
FORTUNE INDUSTRIES, INC.
filed 2010-05-17
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

As of May 17, 2010, 12,224,290 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.
FORM 10-Q
For The Quarterly Period Ended March 31, 2010

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$1,747	$1,686
Restricted cash (Note 1)	3,258	3,142
Accounts receivable, net of allowance for doubtful accounts of $29 and $137	2,454	2,622
Deferred tax asset	1,750	1,750
Prepaid expenses and other current assets	1,147	1,496
Assets of discontinued operations, net	18	112
Total Current Assets	10,374	10,808

OTHER ASSETS
Property, plant & equipment, net of accumulated depreciation of $2,448 and $2,193	560	764
Term note receivable related party (Note 2)	2,509	2,546
Deferred tax asset	1,000	750
Goodwill	12,339	12,339
Other intangible assets, net	2,958	3,263
Other long-term assets	77	43
Total Other Assets	19,443	19,705

TOTAL ASSETS	$29,817	$30,513

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt (Note 3)	$17	$275
Accounts payable	902	1,037
Health and workers' compensation reserves	2,151	4,125
Accrued expenses	6,155	5,376
Other current liabilities	818	1,003
Liabilities of discontinued operations, net	-	1
Total Current Liabilities	10,043	11,817

LONG-TERM LIABILITIES
Health and workers' compensation reserves	322	-
Long-term debt, less current maturities (Note 3)	-	11
Total Long-Term Liabilities	322	11

Total Liabilities	10,365	11,828

SHAREHOLDERS' EQUITY (NOTE 5)
Common stock, $0.10 par value; 150,000,000 authorized; 12,224,290 and 12,082,173 issued and outstanding at March 31, 2010 and June 30, 2009, respectively	1,201	1,187
Series C Preferred stock, $0.10 par value; 1,000,000 authorized; 296,180 issued and outstanding at March 31, 2010 and June 30, 2009, respectively	29,618	29,618
Additional paid-in capital and warrants outstanding	19,336	19,253
Accumulated deficit	(30,703)	(31,373)
Total Shareholders' Equity	19,452	18,685

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,817	$30,513

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Month Period Ended		Nine Month Period Ended
	March 31,	May 31,	March 31,	May 31,
	2010	2009	2010	2009
REVENUES
Service revenues	$15,319	$15,393	$45,133	$50,057
Product revenues	-	-	-	17,929
TOTAL REVENUES	15,319	15,393	45,133	67,986

COST OF REVENUES
Service cost of revenues	12,684	12,300	35,911	39,528
Product cost of revenues	-	-	-	14,944
TOTAL COST OF REVENUES	12,684	12,300	35,911	54,472

GROSS PROFIT	2,635	3,093	9,222	13,514

OPERATING EXPENSES
Selling, general and administrative expenses	2,744	2,568	8,127	11,744
Depreciation and amortization	176	207	559	798
Total Operating Expenses	2,920	2,775	8,686	12,542

OPERATING INCOME (LOSS)	(285)	318	536	972

OTHER INCOME (EXPENSE)
Interest income	27	69	83	107
Interest expense	(2)	(32)	(10)	(112)
Gain (loss) on disposal of assets	-	1	-	(20)
Exchange rate gain	-	-	-	1
Other income	250	42	250	76
Total Other Income	275	80	323	52

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(10)	398	859	1,024

Provision for income taxes	14	26	(278)	70

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(24)	372	1,137	954

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(4)	8	(23)	(70)

NET INCOME (LOSS)	(28)	380	1,114	884

Preferred stock dividends	148	370	444	815

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(176)	$10	$670	$69

Basic Income (Loss) Per Common Share-Continuing Operations	$(0.01)	$0.00	$0.06	$0.01
Basic Loss Per Common Share-Discontinued Operations	-	-	-	-
BASIC INCOME (LOSS) PER COMMON SHARE	$(0.01)	$0.00	$0.06	$0.01

Basic Weighted Average Shares Outstanding	12,205,534	12,082,173	12,162,281	11,828,878

Diluted Income (Loss) Per Common Share-Continuing Operations	$(0.01)	$0.00	$0.05	$0.01
Diluted Loss Per Common Share-Discontinued Operations	-	-	-	-
DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.01)	$0.00	$0.05	$0.01

Diluted Weighted Average Shares Outstanding	14,715,577	14,592,336	14,672,444	13,740,144

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

			Additional
			Paid-in Capital		Total
	Common	Preferred	and Warrants	Accumulated	Shareholders'
	Stock	Stock	Outstanding	Deficit	Equity

BALANCE AT JUNE 30, 2009	$1,187	$29,618	$19,253	$(31,373)	$18,685
Issuance of 142,117 shares of common stock for compensation	14	-	83	-	97
Net income	-	-	-	1,114	1,114
Preferred stock dividends	-	-	-	(444)	(444)

BALANCE AT MARCH 31, 2010	$1,201	$29,618	$19,336	$(30,703)	$19,452

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	March 31,	May 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,114	$884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	559	965
Provision for losses on accounts receivable	(108)	(142)
Loss on disposal of assets	-	20
Stock based compensation	97	195
Extinguishment of debt	(250)	-
Deferred income taxes	(250)	-
Changes in certain operating assets and liabilities:
Restricted cash	(116)	2,117
Accounts receivable	276	(19)
Inventory, net	-	96
Prepaid assets and other current assets	349	435
Assets of discontinued operations	94	375
Other long-term assets	3	5
Accounts payable	(135)	404
Health and workers' compensation reserves	(1,652)	(1,554)
Accrued expenses and other current liabilities	299	(2,314)
Liabilities of discontinued operations	(1)	(217)
Net Cash Provided by Operating Activities	279	1,250

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(50)	(107)
Proceeds from sale of assets	-	7
Net Cash Used in Investing Activities	(50)	(100)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt majority shareholder	-	(300)
Borrowings on short term debt	-	250
Payments on long-term debt	(19)	(48)
Payments on convertible debentures	-	(3,405)
Dividends paid on preferred stock	(149)	(198)
Net Cash Used in Financing Activities	(168)	(3,701)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	61	(2,551)

CASH AND EQUIVALENTS
Beginning of Period	1,686	4,740

End of Period	$1,747	$2,189

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	March 31,	May 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES
Interest paid	$10	$78

Income taxes paid	$68	$67

Non-cash investing and financing activities:
Retirement of series B preferred stock in exchange for series C	-	(7,918)
Issuance of series C preferred stock in exchange for series B	-	7,918
Issuance of series C preferred stock for debt extinguishment	-	21,700
Term note receivable for disposition of assets	-	(3,240)
Reduction in term loan in exchange for disposition of assets	-	(10,000)
	$-	$8,460

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2009 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”).  The consolidated balance sheet at June 30, 2009 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements.    The Company’s consolidated balance sheet at March 31, 2010, and the consolidated statements of operations, cash flows and shareholders’ equity for the periods ended March 31, 2010 and May 31, 2009, have been prepared by the Company without audit.  These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The Company has evaluated subsequent events through the time these financial statements in the Form 10-Q report were filed with the Securities and Exchange Commission on May 14, 2010.  The operating results for the nine-month period ended March 31, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued to collateralize its obligations under its health and accident benefit program, its workers’ compensation program, and certain general insurance coverage related to the Company’s Business Solutions segment.  At March 31, 2010, the Company had $3,258 in total restricted cash.  Of this, $2,988 is restricted for various workers’ compensation programs in accordance with terms of insurance carrier agreements, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.

Goodwill and Other Indefinite-Lived Intangible Assets:  Goodwill and other intangible assets with indeterminate lives are assessed for impairment at least annually and more often as triggering events occur.  In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data.  There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of both goodwill and other intangible assets impairment.  Since management judgment is involved in performing goodwill and other intangible assets valuation analyses, there is risk that the carrying value of the goodwill and other intangible assets may be overstated or understated.

The Company has elected to perform the annual impairment test of recorded goodwill and other indefinite-lived intangible assets as of the end of fiscal first quarter.  The results of the last completed annual impairment test indicated that the fair value of the Business Solutions segment, as of September 30, 2009, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill and other indefinite-lived intangible assets were not subject to impairment.

Self Insurance:  The Company’s PSM subsidiary maintains a loss-sensitive worksite employees’ health and accident benefit program.  Under the insurance policy, PSM’s self-funded liability is limited to $200 per employee, with an aggregate liability limit of approximately $6,100.  The aggregate liability limits are adjusted monthly based on the number of participants.

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

The Company did not recognize any gain or loss from the sale as the consideration paid by the two largest shareholders as it was equal to the net book value of the sold subsidiaries.

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

At the request of the independent Directors, the Company received a fairness opinion from an independent financial advisor concluding that the consideration received by the Company in connection with the transaction is fair to the Company’s shareholders as a group..

The transaction was approved by the Company’s Board of Directors on December 10, 2008.

Effective June 30, 2009, the Company executed a Consent to Setoff in which the Borrower made an accelerated payment of $740 on the Amended and Restated Promissory Note.   The Amended and Restated Promissory Note receivable in the amount of $2,500 matures on June 30, 2012, bears interest at the prime rate plus 1% and is interest-only for the first twelve months with $50,000 and $100,000 monthly principal payments due beginning July 30, 2010 and July 30, 2011, respectively.  The unpaid balance at maturity is due in a lump sum payment.

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

The following is a condensed balance sheet disclosing the amounts assigned to each major asset and liability caption of the sold subsidiaries at the disposition date:

Assets
Cash and equivalents	$556
Accounts receivable, net	12,927
Costs and estimated earnings in excess of billings on uncompleted contracts	3,292
Inventory, net	4,073
Deferred tax asset	46
Prepaid expenses and other current assets	790
Property, plant & equipment, net	3,527
Goodwill	152
Other long term assets	13
Total Assets	25,376

Liabilities
Accounts payable	4,248
Accrued expenses	1,510
Billings in excess of costs and estimated earnings on uncompleted contracts	402
Line of credit	5,500
Other liabilities	476
Total Liabilities	12,136

Net Assets	$13,240

Cash considertation - related party term note	$10,000
Term note receivable - three year	3,240

Total consideration	$13,240

Pro Forma Financial Statements

The accompanying unaudited pro forma consolidated statements of operations for the nine months ended May 31, 2009 is presented as if the sale had been completed as of the beginning of the periods presented.  The unaudited pro forma consolidated statements of operations is presented for illustrative purposes only and is not necessarily indicative of the results of operations for the nine months ended May 31, 2009 that would have actually been reported had the sales transaction occurred at the dates indicated, nor is it indicative of future financial position or results of operations.  The unaudited pro forma condensed consolidated statements of operations are based upon the respective historical financial statements of the Company and the subsidiaries.  The pro forma data give effect to actual operating results as if the previous acquisitions occurred as of the beginning of the period presented.  The pro forma data give effect to actual operating results prior to the dispositions and adjustments for the following:

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

For the Nine
Months Ended
May 31,
2009

Revenues	$48,562
Cost of Revenues	38,759

Gross Profit	9,803

Operating Expenses
Selling, general and administrative expenses	8,554
Depreciation and amortization	542

Total Operating Expenses	9,096

Operating Income	707

Other Income	11

Income Before Provision for Income Taxes	718

Provision for income taxes	66

Net Income	652

Preferred stock dividends	1,110

Net Loss available to common shareholder	$(458)

Basic loss per common share	$(0.04)

Diluted loss per common share	$(0.04)

NOTE 3 - DEBT ARRANGEMENTS

Term Note

Effective May 29, 2009, the Company entered into a $250 term note payable (note) with a bank. The note matured on October 28, 2009 with interest at the bank’s prime rate plus 2.0%. Effective October 27, 2009 the note was extended until December 28, 2009.  The note was collateralized by certain assets of the Company’s majority shareholders and required the Company to maintain a minimum debt service coverage ratio of 1.25 to 1.0 among other covenants.   During January 2010, the Company was held harmless on the note and was released from obligation by the bank.  The amount forgiven of $250 is included in the Company’s Consolidated Statement of Operations as other income for the three and nine month periods ended March 31, 2010.

NOTE 4– EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock.  During the period ended March 31, 2010, 142,117 restricted share units were issued under this plan.

NOTE 5- SHAREHOLDERS’ EQUITY

Common Stock

The Company issued 142,117 shares of common stock during the nine month period ended March 31, 2010.

Preferred Stock

Effective November 30, 2008, the Company exchanged the 79,180 shares of non-voting Series B Preferred Stock with $0.10 par value and a dividend of $10.00 per share for 79,180 non-voting Series C Preferred Stock with $0.10 par value and annual dividends of $5 per share in twelve month period ending November 30, 2009 and 2010, $6 per share in the twelve month period ending November 30, 2011 and $7 per share thereafter. The dividends will be paid on a pro-rata basis monthly.

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

The shares issued are single class and pay on a monthly basis an annual cash dividend of $5 per share in the twelve month period ending November 30, 2009 and 2010, $6 per share in the twelve month period ending November 30, 2011 and $7 per share thereafter. On September 25, 2009, the Company reached an agreement with the Chairman to amend the dividend rates on the Series C Preferred Stock with an effective date of July 1, 2009.  From the effective date forward the Series C Preferred Stock will bear an annual dividend of $2 per share in the years ending June 30, 2010 and 2011, $5 per share in the year ending June 30, 2012, $6 per share in the year ending June 30, 2013 and $7 per share thereafter.  All other items of the Series C Preferred Shares remained unchanged.  Dividends of $444 and $815 were accrued and/or paid for the nine months ended March 31, 2010 and May 31, 2009, respectively.

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

Segment & Entity	Business Activity

Business Solutions
Professional Staff Management, Inc. and subsidiaries; CSM, Inc. and subsidiaries and related entities; Employer Solutions Group, Inc. and related entities; Precision Employee Management, LLC	Provider of outsourced human resource services

Wireless Infrastructure
Fortune Wireless, Inc.; Magtech Services, Inc.; Cornerstone Wireless Construction Services, Inc.; James Westbrook & Associates, LLC	Provider turnkey development services for the deployment of wireless networks

Transportation Infrastructure
James H. Drew Corp. and subsidiaries	Installer of fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel

Ultraviolet Technologies
Nor-Cote International, Inc. and subsidiaries	Manufacturer of UV curable screen printing ink products

Electronics Integration
Kingston Sales Corporation; Commercial Solutions, Inc.; Telecom Technology, Corp.	Distributor and installer of home and commercial electronics

The following tables report data by segment and exclude revenues from transactions with other operating segments:

	Business	Holding	Segment
	Solutions (1)	Company	Totals
Three months ended March 31, 2010
Revenue	$15,319	$-	$15,319
Cost of revenue	12,684	-	12,684
Gross profit	2,635	-	2,635
Operating expenses
Selling, general and administrative	2,595	149	2,744
Depreciation and amortization	138	38	176
Total operating expenses	2,733	187	2,920

Segment operating loss	$(98)	$(187)	$(285)

(1)  Gross billings of $113,313 less worksite employee payroll costs of $97,994.

	Business	Holding	Segment
	Solutions (1)	Company	Totals
Three Months Ended May 31, 2009
Revenue	$15,393	$-	$15,393
Cost of revenue	12,300	-	12,300
Gross profit	3,093	-	3,093
Operating expenses
Selling, general and administrative	2,613	(45)	2,568
Depreciation and amortization	160	47	207
Total operating expenses	2,773	2	2,775

Segment operating income (loss)	$320	$(2)	$318

(1) Gross billings of $129,133 less worksite employee payroll costs of $113,740.

	Business	Holding	Segment
	Solutions (1)	Company	Totals
Nine months ended March 31, 2010
Revenue	$45,133	$-	$45,133
Cost of revenue	35,911	-	35,911
Gross profit	9,222	-	9,222
Operating expenses
Selling, general and administrative	7,681	446	8,127
Depreciation and amortization	437	122	559
Total operating expenses	8,118	568	8,686

Segment operating income (loss)	$1,104	$(568)	$536

(1)  Gross billings of $389,539 less worksite employee payroll costs of $344,406.

	Business	Wireless	Transportation	Ultraviolet	Electronics	Holding
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Company	Totals
Nine Months Ended May 31, 2009
Revenue	$48,562	$3,312	$12,090	$2,771	$1,251	$-	$67,986
Cost of revenue	38,759	2,458	10,747	1,596	912	-	54,472
Gross profit	9,803	854	1,343	1,175	339	-	13,514
Operating expenses
Selling, general and administrative	8,627	650	781	1,320	238	128	11,744
Depreciation and amortization	495	11	5	59	1	227	798
Total operating expenses	9,122	661	786	1,379	239	355	12,542

Segment operating income (loss)	$681	$193	$557	$(204)	$100	$(355)	$972

(1) Gross billings of $419,737 less worksite employee payroll costs of $371,175.

	Business	Electronics	Holding
	Solutions	Integration	Company	Totals
As of March 31, 2010 (Unaudited)
Current Assets
Cash and equivalents	$1,649	$-	$98	$1,747
Restricted cash	3,258	-	-	3,258
Accounts receivable, net	2,452	-	2	2,454
Deferred tax asset	1,750	-	-	1,750
Prepaid expenses and other current assets	1,189	-	(42)	1,147
Assets of discontinued operations, net	-	18	-	18
Total Current Assets	10,298	18	58	10,374

Other Assets
Property, plant & equipment, net	408	-	152	560
Term note receivable-related party	-	-	2,509	2,509
Deferred tax asset	1,000	-	-	1,000
Goodwill	12,339	-	-	12,339
Other intangible assets, net	2,958	-	-	2,958
Other long term assets	55	-	22	77
Total Other Assets	16,760	-	2,683	19,443

Total Assets	$27,058	$18	$2,741	$29,817

	Business	Electronics	Holding
	Solutions	Integration	Company	Totals
As of June 30, 2009 (Audited)
Current Assets
Cash and equivalents	$1,622	$-	$64	$1,686
Restricted cash	3,142	-	-	3,142
Accounts receivable, net	2,619	-	3	2,622
Deferred tax asset	1,750	-	-	1,750
Prepaid expenses and other current assets	1,506	-	(10)	1,496
Assets of discontinued operations, net	-	112	-	112
Total Current Assets	10,639	112	57	10,808

Other Assets
Property, plant & equipment, net	489	-	275	764
Term note receivable-related party	-	-	2,546	2,546
Deferred tax asset	750	-	-	750
Goodwill	12,339	-	-	12,339
Other intangible assets, net	3,263	-	-	3,263
Other long term assets	22	-	21	43
Total Other Assets	16,863	-	2,842	19,705

Total Assets	$27,502	$112	$2,899	$30,513

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

NOTE 9 – SUBSEQUENT EVENT

On April 30, 2010, the Company entered into a $1 million term note with a bank.   The term note requires twenty four consecutive monthly payments of principal plus accrued interest at the Bank’s Prime Rate (not less than 4.5% per annum).  The term note matures on April 30, 2012.   The term note is secured by all assets of the Company and the personal guarantee of the Company’s majority shareholder.  The note is subject to certain covenants including minimum cash flow coverage and current ratio requirements.

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

Recent Developments

On April 30, 2010, the Company entered into a $1 million term note with a bank.   The term note requires twenty four consecutive monthly payments of principal plus accrued interest at the Bank’s Prime Rate (not less than 4.5% per annum).  The term note matures on April 30, 2012.   The term note is secured by all assets of the Company and the personal guarantee of the Company’s majority shareholder.  The note is subject to certain covenants including minimum cash flow coverage and current ratio requirements.

On January 15, 2010, our Board of Directors appointed Tena Mayberry to the position of Chief Executive Officer of the Company.  Ms. Mayberry is replacing John F. Fisbeck as the Company’s Chief Executive Officer.

On January 15, 2010, the Company entered into a Settlement Agreement with its CEO John Fisbeck which included a) immediate resignation of Mr. Fisbeck as CEO of the company, b) immediate resignation of Mr. Fisbeck from the Company’s Board of Directors, and c) waiver of certain severance payments included in his Employment Agreement.

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

Business Solutions Segment

The Business Solutions segment is comprised of Professional Employer Organizations (PEOs) which provide full-service human resources outsourcing services through co-employment relationships with their clients.  Companies operating in the Business Solutions Segment include PSM, CSM, PEM, and ESG.  Our PEOs provide services typically managed by a company’s internal human resources and accounting departments, including payroll and tax processing and management, worker’s compensation and risk management, benefits administration, unemployment administration, human resource compliance services, 401k and retirement plan administration and employee assessments.  Clients represent a wide variety of industries from healthcare, professional services, software development, manufacturing logistics, telemarketing and construction. Combined, these organizations provide co-employment services to approximately 13,000 employees in 48 states.

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

Other new pronouncements issued but not effective until after March 31, 2010, are not expected to have a significant effect on the company’s consolidated financial statements.

RESULTS OF OPERATIONS:  COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2010 AND MAY 31, 2009

Executive Overview of Financial Results

Results of operations for the three and nine month periods ended March 31, 2010 and May 31, 2009 are as follows:

	Revenue for the		Operating income (loss) for the
	Three Months Ended		Three Months Ended
	March 31,	May 31,	March 31,	May 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Business Solutions	$15,319	$15,393	$(98)	$320
Holding Company	-	-	(187)	(2)
Segment Totals	$15,319	$15,393	$(285)	$318

Net Income (Loss) Available to Common Shareholders			$(176)	$10

	Revenue for the		Operating income (loss) for the
	Nine Months Ended		Nine Months Ended
	March 31,	May 31,	March 31,	May 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Business Solutions	$45,133	$48,562	$1,104	$681
Wireless Infrastructure	-	3,312	-	193
Transportation Infrastructure	-	12,090	-	557
Ultraviolet Technologies	-	2,771	-	(204)
Electronics Integration	-	1,251	-	100
Holding Company	-	-	(568)	(355)
Segment Totals	$45,133	$67,986	$536	$972

Net Income Available to Common Shareholders			$670	$69

Net loss available to common stock shareholders was $0.2 million or $0.01 per diluted share on revenue of $15.3 million for the three month period ended March 31, 2010 compared with net income available to common stock shareholders of $0.01 million or $0.00 per diluted share on revenue of $15.4 million for the three month period ended May 31, 2009.  This represents a 0.5% decrease in revenue and a 1,860% percent decrease in net income.

Net income available to common stock shareholders was $0.7 million or $0.05 per diluted share on revenue of $45.1 million for the nine month period ended March 31, 2010 compared with net income available to common stock shareholders of $0.07 million or $0.01 per diluted share on revenue of $68.0 million for the nine month period ended May 31, 2009.  This represents a 34% decrease in revenue and an 871% percent increase in net income.

The following factors primarily contributed to the decrease in revenue for the three and nine-month periods ended March 31, 2010:

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

The following factors primarily contributed to the decrease in segment operating income for the three and nine month periods ended March 31, 2010:

·
Decreases in the Business Solutions are due to fewer enrollments in the health and workers compensation plans as a result of client reductions in base payrolls and overall staffing levels, and increases in the state unemployment rates without a corresponding increase to our clients.

·
The Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies, and the Electronics Integration increases are due to the sale and or discontinuation of operations for the subsidiaries in these divisions.

Results by segment are described in further detail as follows:

Business Solutions

Business Solutions segment operating results for three and nine month periods ended March 31, 2010 and May 31, 2009 are as follows:

	Three Month Period Ended				Nine Month Period Ended
	March 31, 2010		May 31, 2009		March 31, 2010		May 31, 2009
	(Dollars in thousands)
Revenues	$15,319	100%	$15,393	100%	$45,133	100%	$48,562	100%
Cost of revenues	12,684	82.8%	12,300	79.9%	35,911	79.6%	38,759	79.8%
Gross profit	2,635	17.2%	3,093	20.1%	9,222	20.4%	9,803	20.2%

Operating expenses
Selling, general and administrative	2,595	16.9%	2,613	17.0%	7,681	17.0%	8,627	17.8%
Depreciation and amortization	138	0.9%	160	1.0%	437	1.0%	495	1.0%
Total operating expenses	2,733	17.8%	2,773	18.0%	8,118	18.0%	9,122	18.8%

Segment operating income (loss)	$(98)	-0.6%	$320	2.1%	$1,104	2.4%	$681	1.4%

Revenue

Revenue for the three month period ended March 31, 2010 was $15.3 million, compared to $15.4 million for the three month period ended May 31, 2009, a decrease of $0.07 million or 0.5%.  Revenue remained relatively unchanged.

Revenue for the nine month period ended March 31, 2010 was $45.1 million, compared to $48.6 million for the nine month period ended May 31, 2009, a decrease of $3.4 million or 7.1%.  Revenue decreased primarily due to attrition of customers and the impact of the economic slowdown on our customers.

Gross Profit

Gross profit for the three month period ended March 31, 2010 was $2.6 million, representing 17% of revenue, compared to $3.1 million, representing 20% of revenue for the three month period ended May 31, 2009, a decrease of $0.5 million or 15%.  Gross profit decreased due to higher workers compensation claims.

Gross profit for the nine month period ended March 31, 2010 was $9.2 million, representing 20% of revenue, compared to $9.8 million, representing 20% of revenue for the nine month period ended May 31, 2009, a decrease of $0.6 million or 5.9%.  Gross profit decreased due to the decrease in revenue.

Operating Income

Operating loss for the three month period, ended March 31, 2010 was $0.1 million, compared to operating income of $0.3 million for the three month period ended May 31, 2009, a decrease of $0.4 million or 4%.  Operating income decreased due to higher workers compensation claims an increased SUTA rates.

Operating income for the nine month period, ended March 31, 2010 was $1.1 million, compared to $0.7 million for the nine month period ended May 31, 2009, an increase of $0.4 million or 62%.  Operating income increased due to overall efficiency improvements and expense reductions in all areas of the companies operations including reductions in internal staffing levels.

Holding Company

Operating Expense

The Holding Company does not have any income producing operating assets.  As such, the operating loss was equal to operating expenses.  Operating expenses consist primarily of legal, accounting and consulting fees.  Operating expenses for the three month period ended March 31, 2010 were $0.2 million, compared to $0.02 million for the three month period ended May 31, 2009, an increase of $0.2 million or 9,250%.  Operating expense increased due to the timing of the allocation of expenses to our subsidiaries.

The Holding Company does not have any income producing operating assets.  As such, the operating loss was equal to operating expenses.  Operating expenses consist primarily of legal, accounting and consulting fees.  Operating expenses for the nine month period ended March 31, 2010 and May 31, 2009 were $0.6 million and $0.4 million representing a increase of $0.02 million or 60%. Operating expense increased due to the timing of the allocation of expenses to our subsidiaries.

Interest Expense

Interest expense was $0.002 million for the three month period ended March 31, 2010, compared to $0.03 million for the three month period ended May 31, 2009, a decrease of $0.03 million or 93.8%.  The decrease was due to extinguishing our term note payable in January 2010.

Interest expense was $0.01 million for the nine month period ended March 31, 2010, compared to $0.1 million for the nine month period ended May 31, 2009, a decrease of $0.1 million or 91%.  The decrease was primarily due to the satisfaction of our related party debt.

Income Taxes

Income tax expense was $0.01 and $0.02 million for the three months ended March 31, 2010 and May 31, 2009, respectively. A valuation allowance is necessary to reduce the deferred tax assets, if the Company had a federal tax operating loss and based on the weight of the evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a $3.3 million valuation allowance at March 31, 2010 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.  The change in the valuation allowance for the current period is approximately ($0.4) million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents and proceeds from debt borrowings.  We had cash and equivalents of $1.7 million at March 31, 2010 and June 30, 2009.

We had working capital of $0.3 million at March 31, 2010 compared with ($1.0) million at June 30, 2009.  The increase in working capital was primarily due to improving our profitability by better management of our costs and the decrease in our health and workers’ compensation reserves based on our claim experience.  Current assets are primarily comprised of cash and equivalents, net accounts receivable, and prepaid expenses. Current liabilities are primarily comprised of accounts payable and accrued expenses.

The Company is required to collateralize its obligations under its workers’ compensation and health benefit plans and certain general insurance coverage. The Company uses its cash and cash equivalents to collateralize these obligations. Restricted cash was approximately $3.3 million and $3.1 million at March 31, 2010 and June 30, 2009, respectively.

Total debt at March 31, 2010 and June 30, 2009 was $0.02 and $0.3 million, respectively.

Cash Flows

Cash flows provided by operations for the nine month period ended March 31, 2010 and May 31, 2009 were $0.3 million and $1.3 million, respectively.  This decrease in operating cash flows was due primarily to the decrease in accounts payable and health and workers’ compensation reserves.

Net cash flow used in investing activities was $0.05 million for the nine month period ended March 31, 2010 compared to $0.1 million for the nine month period ended May 31, 2009.  The decrease was primarily due to the fact that no major fixed assets were acquired during the nine month period ending March 31, 2010.

Net cash flow used in financing activities was $0.2 million for the nine month period ended March 31, 2010 compared to $3.7 million for the nine month period ended May 31, 2009.  The increase was primarily the result of making our final balloon payment for the Laurus convertible debt in November 2008.

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

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under health insurance and workers’ compensation contracts and to guarantee performance under our contracts.  Such letters of credit are generally issued by a bank or similar financial institution.  The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions.  If this situation were to occur, we would be required to reimburse the issuer of the letter of credit.  Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement.  We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future. As of March 31, 2010, we had approximately $3.3 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.

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

Under the supervision and with the participation of the Company’s management, including the Company’s CEO, CFO and COO the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010.  Based on this evaluation, the CEO, CFO, and COO have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on March 31, 2010 in providing reasonable assurance that information required to be disclosed in the reports the Company file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that: (i) additional accounting personnel were needed at certain subsidiaries at March 31, 2010 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures.  The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel.  Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced. Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.

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

Fortune Industries, Inc.
(Registrant)

Date: 05/17/10	By: /s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date: 05/17/10	By: /s/ Randy E. Butler
Randy E. Butler,
Chief Financial Officer