Form 10-K
period 2010-06-30
FORTUNE INDUSTRIES, INC.
filed 2010-09-28
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from July 1, 2009 to June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of December 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock and Preferred Stock held by non-affiliates, based upon the closing price per share for the registrant’s common stock as reported on the NYSE Amex, was approximately $2.8 million.

The number of shares of the registrant’s Common Stock, outstanding as of September 28, 2010 was 12,234,290. The number of shares of the registrant’s Preferred Stock, outstanding as of September 28, 2010 was 296,180.

For the purpose of calculating the aggregate market value of the Company’s Common Stock held by non-affiliates, the Company utilized the definition of “affiliates” provided by Rule 12b-2 of the Exchange Act. In applying that definition, the Company has considered all individual members of the “Control Group” as designated in the Schedule 13D filed by the Company on August 7, 2000 and on any amendments thereto to be affiliates, as well as all then current directors and officers. As used for purposes of determining the aggregate market value of the Voting Common Stock held by non-affiliates, “beneficial ownership” of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this calculation, a person is deemed to have beneficial ownership of any security that such person had the right to acquire within 60 days after December 31, 2009. The Company then multiplied the beneficial ownership of the non-affiliates by the closing price of the Company’s Common Stock, as of the date stated above, to derive the market value, or ‘float.’

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

Item 1. Business

General

Fortune Industries, Inc. is a holding company of providers of full service human resources outsourcing services through co-employment relationships with the company’s clients.  The terms “we,” “our,” “us,” “the Company,” and “management” as used herein refers to Fortune Industries, Inc. and its subsidiaries unless the context otherwise requires.  Effective November 30, 2008, we approved the sale of all of our remaining operating subsidiaries within four of our five segments (Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies, and Electronics Integration) to a related party.  Consequently, as of the effective date of the transaction, our Business Solutions segment is the Company’s remaining operating segment.  The sales transaction, combined with other significant events disclosed in Note 2 of our financial statements in Item 8, have changed the focus of our Company in fiscal 2009 and thereafter.  This operational change in our Company will impact the comparability of our financial information compared to historical data presented in past filings.

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

Recent Developments

On January 15, 2010, the Company entered into a Settlement Agreement with its Chief Executive Officer John F. Fisbeck which included (a) immediate resignation of Mr. Fisbeck as CEO of the company, (b) immediate resignation of Mr. Fisbeck from the Company’s board of directors, and (c) waiver of certain severance payments included in is current Employment Agreement.

On January 15, 2010, our Board of Directors appointed Tena Mayberry to the position of Chief Executive Officer of the Company. Ms. Mayberry replaced John F. Fisbeck as the Company’s Chief Executive Officer.

On April 13, 2009, our Board of Directors approved a change in the Company’s fiscal year end from August 31st to June 30th commencing with our fiscal year 2009.  This resulted in our fiscal year 2009 being shortened from 12 months to 10 months and ended on June 30, 2009.

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

Business Solutions Segment

The Business Solutions segment is comprised of Professional Employer Organizations (PEOs) which provide full-service human resources outsourcing services through co-employment relationships with their clients.  Companies operating in the Business Solutions Segment include Professional Staff Management, Inc. and related entities (“PSM”); CSM, Inc. and related subsidiaries (“CSM”); Precision Employee Management, LLC (“PEM”); and Employer Solutions Group, Inc. and related entities (“ESG”).

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

The services rendered by this segment accounted for 100% of our consolidated revenue in fiscal 2010, 73% of our consolidated revenues in 2009, and 47% of our consolidated revenues in 2008.

Customers

Customers in this segment represent a wide variety of industries including healthcare, professional services, software development, manufacturing logistics, telemarketing and construction. Combined, these organizations provide co-employment services to approximately 14,000 employees in 48 states. Management’s focus is on providing PEO services to small and medium-sized businesses with 10 to 1,000 employees.  The Business Solutions segment’s customer base is diverse with only one customer with more than 10% of sales and no customers exceeding 15% of sales.  While worksite employees are located throughout the United States, the segment’s client operations are primarily headquartered in Utah, Colorado, Arizona, Indiana, and Tennessee.

Competition

The Companies in our Business Solutions segment compete with other PEOs, third-party payroll processing and human resources consulting companies, and in-house human resources divisions.  The PEO industry is highly fragmented between local, regional and national PEO operators.

Vendor Relationships

The Companies in the Business Solutions segment provide employee benefits to worksite employees under arrangements with a variety of vendors.  These companies provide group health insurance coverage to the customers’ worksite employees through a partially self-funded health arrangement with AIU Insurance Company for reinsurance and the United Healthcare Networks and various other fully-insured policies or service contracts.

Under the partially self-funded health insurance policy one of our wholly owned subsidiaries is liable for the first $225,000 of claims per individual per plan year.  The total annual corporate claims aggregate is $7.6M per plan year.  AIU is responsible for all claims over the individual $225,000 and corporate aggregate $7.6M.

The PEO’s also provide collateralized high deductible workers compensation insurance coverage for our customers’ worksite employees through Liberty Mutual (“Liberty”) and Lumberman’s Underwriting Alliance (“LUA”) and various other fully insured policies.  Under the Liberty policy, the PEO’s are liable for the first $250,000 of claims per accident with a $1.75M annual corporate aggregate.  Under the LUA policy, the PEO’s are liable for the first $350,000 of claims per accident.  The LUA policy has no aggregate coverage.

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

ERISA Requirements

Employee pension and welfare benefit plans are also governed by the Employee Retirement Income Security Act (ERISA).  ERISA defines an “employer” as “any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan.”  ERISA defines the term “employee” as “any individual employed by an employer.”  The courts have held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. However, in applying that test, control and supervision are less important for ERISA purposes when determining whether an employer has assumed responsibility for an individual’s benefits status.  A definitive judicial interpretation of “employer” in the context of a professional employer organization or employee leasing arrangement has not been established.

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

Healthcare Reform Legislation

The Patient Protection and Affordable Care Act (“PPACA”) became law on March 23, 2010 and amended on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”).  The PPACA and Reconciliation Act (collectively the “Act”) set forth a number of health care reforms, effective between 2010 through 2018.  Until more guidance and information relating to employer responsibilities is determined, the full effect of the Act upon the Company and its customers is unknown at this time.  However, we believe that we will be able to provide a valuable service for our existing and potential customers by providing the necessary expertise to ensure compliance with the new regulations, because most of our customer base consists of small to medium-sized businesses without the in-house proficiency to do so.

Our initial interpretations of the Act include certain requirements that we anticipate to materially affect the Company.  The most immediate provision, effective in 2010, would enable eligible small business to receive a tax credit for offering health care coverage to employees.  The Act does not expressly address whether small business that are in co-employer relationships with a PEO would receive these tax credits, but discussion in the Congressional Record leads us to believe our qualifying customers and potential customers would be entitled to such tax credits.

The Act contains a number of mandates for health insurance plans to be implemented starting in 2011.  We anticipate the ability to meet all of the requirements we do not already meet and provide that service to our customers.   The Company’s cost of implementing any necessary changes may be passed through to our customers, which may affect our ability to attract and retain customers.  If we are unable to pass those increases along to our customers for any reason, such as contractual obligations, the increases may negatively impact the Company’s earnings.

The Act provides for the establishment of state insurance exchanges effective in 2014, which would make health insurance available to individuals and small employers with 100 or less employees. Tax credits and subsidies will be provided to eligible small businesses, as well as individuals who purchase health insurance through the state insurance exchanges. Employers with at least 50 full-time employees will incur penalties if they fail to offer the minimal essential coverage as defined in the Act to eligible employees.

The Act includes an excise tax provision which levies a 40% nondeductible tax to the employer on the annual value of health plan costs for employees that exceed $10,200 for single coverage or $27,500 for family coverage in 2018.  The effect this tax will have on the Company and our customers will depend on the benefit plans offered to our customers’ employees.  We believe our expertise will allow us to provide guidance to our customers on the best ways to avoid incurring any such excise taxes.

At this time, we do not know what effect, if any, the Act will have on our business.  The overall interpretation and implementation of the requirements in the Act will likely be determined by future guidance from various governmental entities.  Based on our initial research and interpretations, and due to the scheduled implementation of the provisions of the Act, we do not expect the Act to have a material adverse impact on our results of operations in 2011.

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

The services rendered by this segment accounted for 0% of our revenue in fiscal 2010, 5% of our consolidated revenues in 2009, and 10% of our consolidated revenues in 2008.

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure segment and was no longer active in this segment.  The Wireless Infrastructure entities continued operations as wholly-owned subsidiaries of the acquiring entity.

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

The products and services rendered by this segment accounted for 0% of our revenue in fiscal 2010, 17% of our consolidated revenues in 2009, and 28% of our consolidated revenues in 2008.

Effective November 30, 2008, the Company sold its subsidiary operating in the Transportation Infrastructure segment and was no longer active in this segment.  The Transportation Infrastructure entity continued operations as a wholly-owned subsidiary of the acquiring entity.

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

The products produced by this segment accounted for 0% of our revenue in fiscal 2010, 4% of our consolidated revenues in 2009, and 8% of our consolidated revenues in 2008.

Effective November 30, 2008, the Company sold its subsidiary operating in the Ultraviolet Technology segment and was no longer active in this segment.  The Ultraviolet Technology entity continued operations as a wholly-owned subsidiary of the acquiring entity.

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

The products and services rendered by this segment accounted for 0% of our revenue in fiscal 2010, 2% of our consolidated revenues in 2009, and 8% of our consolidated revenues in 2008.

Effective November 30, 2008, the Company sold Commercial Solutions, and Kingston and TTC ceased operations.  The Company was no longer active in the Electronics Integration segment.  Commercial Solutions continued operations as a wholly-owned subsidiary of the acquiring entity.

Employees

As of September 1, 2010, we employed approximately 93 full-time employees.  Additionally, within the Business Solutions segment, we had approximately 14,000 co-employees under customer-contract relationships.  Our in-house staff is supplemented with contract personnel on an as-needed basis.  Management believes that its relationships with its employees are generally satisfactory.

Control Group

At July 1, 2009, a Control Group held 72.5% or 8,756,874 shares of our outstanding common stock.  Members of the control group included our CEO, Mr. John F. Fisbeck, and our Chairman of the Board, Mr. Carter M. Fortune.  Individually, each of the above persons or entities had the sole voting and dispositive power over the following number of shares of the Company’s Common Stock as of July 1, 2009: John F. Fisbeck, 1,637,701 (or 13.6%) and Carter M. Fortune, 4,135,010 (or 34.2%). In addition to the above shares, Messrs. Fisbeck and Fortune shared dispositive control over 2,682,073 (or 22.2%) shares of the Company’s Common Stock held by 14 West, LLC.

Effective January 15, 2010, John F. Fisbeck resigned as CEO of the Company and a member of the Board of Directors of the Company, and as a result, the Control Group ceased to exist.

Fisbeck Fortune Development, LLC

Through November 30, 2008, the Company leased a total of five facilities from a consolidated variable interest entity, whose primary purpose is to own and lease these properties to the Company.  Effective November 30, 2008, the Company terminated its lease agreement for its corporate headquarters and sold its JH Drew and Nor-Cote subsidiaries which leased facilities from the variable interest entity; therefore, the Company was no longer required to consolidate the variable interest entity because the Company was no longer the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) ASC 810-10 (formerly FIN46R), “Consolidation - Variable Interest Entities”.

As described in Note 4 of the accompanying consolidated financial statements, the termination of the lease and the sale of subsidiaries provided for a triggering event under ASC 810-10.  As a result, effective November 30, 2008 the Company was no longer considered the primary beneficiary of the variable interest entity and was not required to consolidate Fisbeck-Fortune Development as of this date.

Additional information with respect to the Company’s businesses

The amounts of assets, revenues and earnings attributable to the aforementioned operating segments are included in Note 22 to the Company’s Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data.

Our common stock is traded on the NYSE Amex under the symbol “FFI”.  We maintain a website (http://www.ffi.net) where our annual reports, certain corporate governance documents, press releases, interim shareholder reports and links to our subsidiaries’ websites can be found. The Company’s periodic reports filed with the SEC, which include Form 10-K’s, Form 10-Q’s, Form 8-K’s and amendments thereto, are included on our website and may be accessed by the public free of charge from the SEC and through the Company. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov) and indirectly through our website (http://www.ffi.net). Copies of these reports may also be obtained, free of charge, upon written request to the Company’s principal executive office at: Fortune Industries, Inc., 6402 Corporate Drive, Indianapolis, IN 46278, Attn: Corporate Secretary (1-317-532-1374) or may be obtained from the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 (1-800-SEC-0330).

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

When we acquire a business, we record goodwill equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. FASB ASC 350 (formerly SFAS 142), “Intangibles - Goodwill and Other” which provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. ASC 350 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. ASC 350 requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually as of the end of the fiscal first quarter. Future impairments, if any, will be recognized as operating expenses.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. In the past we have reported material weaknesses in our internal control over financial reporting that, if we do not substantially remedy, could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

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

As a public company we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the rules of the NYSE Amex.  The requirements of these rules and regulations have increased, and may further increase in the future, our legal and financial compliance costs, make some activities more difficult, time consuming or costly and may also place undue strain on our systems and resources.  The Securities Exchange Act of 1934 requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.  In order to maintain and improve the effectiveness of our disclosure controls and procedures, and internal controls over financial reporting, significant resources and management oversight will be required.  These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our Board of Directors and qualified members of our management team.

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

The human resource outsourcing and PEO environment is subject to a number of federal and state laws and regulations, including those applicable to payroll practices, taxes, benefits administration, insurance, wage and hour, employment practices and data privacy.    As many of these laws do not specifically address the obligations and responsibilities of a professional employer organization, assuring compliance with such laws and assessing the financial impact of such compliance can be difficult.

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

We enter into a contractual relationship with each of our clients, whereby the client transfers certain employment-related risks and liabilities to us and retains other risks and liabilities. Many federal and state laws that apply to the employer-employee relationship do not specifically address the obligations and responsibilities of this “co-employment” relationship.  Consequently, we may be subject to liability for violations of employment or discrimination laws, including violations of federal and state wage and hour laws, by our clients despite the contractual division of responsibilities between us, even if we do not participate in such violations.   In addition, our client employees may also be deemed to be acting as our agents, subjecting us to further liability for the acts or omissions of such client employees.  Although our professional services agreement provides that the client will indemnify us for any liability attributable to its own or its employees’ conduct, we may not be able to effectively enforce or collect such contractual indemnification.  While we do maintain Employer Practices Liability Insurance (“EPLI”) to mitigate some of this risk, any such liability imposed upon us could have a material adverse impact on our results of operations, financial condition and cash flows.

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

Our majority shareholder owns a substantial majority of our common stock and 100 percent of the company’s outstanding preferred stock.

As of June 30, 2010, our majority shareholder, Carter M. Fortune owns 6,084,853 shares (or 49.8%) of our outstanding common stock.  In addition to the above shares, Mr. Fortune has dispositive control over 1,259,834 shares (or 10.3%) of the Company’s Common Stock held by 14 West, LLC as of June 30, 2010.

As a result, this person could have a controlling influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations, election of directors and any other significant corporate actions.  The interests of this shareholder may differ from the interests of the Company’s other shareholders and their stock ownership and thereby may limit the ability of other shareholders to influence the management and affairs of the Company.

Our majority shareholder has pledged his ownership holdings in the Company as collateral on certain personal debt obligations. If our majority shareholder were to default on these debt obligations and the collateral is called upon by the lending institution, it could result in a potential change in ownership of the public company which could be viewed as a negative occurrence by vendors, customers and/or various contractual partners. The occurrence of such an event could have a material adverse effect on the operations of the Company as a whole.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of June 30, 2010, we maintained the following operating facilities:

Segment	Location(s)	Description	Owned / Leased	Approximate Square Footage

Corporate	Indianapolis, IN	Corporate offices	Leased (1)	10,500

Business Solutions	Richmond, IN	Offices	Leased (2)	10,000
	Brentwood, TN	Offices	Leased	10,000
	Provo, UT	Offices	Leased (3)	13,000
	Tucson, AZ	Offices	Leased	2,700
	Loveland, CO	Offices	Leased	1,400
	Phoenix, AZ	Offices	Leased	1,000

(1)	The leases on these properties are with an entity owned by the Company’s majority shareholder. Refer to the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.
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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock of Fortune Industries, Inc. is traded on the NYSE Amex (Symbol: FFI). As of June 30, 2010, there were 249 holders of record of the common stock.  This number does not include shareholders for whom shares were held in “nominee” or “street name”.  Prior to June 23, 2005, our stock traded on the NASD OTC Bulletin Board under the symbol "FDVI" for the period June 17, 2001 through June 1, 2005 and under the symbol "FDVF" for the period June 2, 2005 through June 22, 2005. High and low quotations reported by the NYSE Amex during the periods indicated are shown below. These quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not represent actual transactions.

	High	Low
Fiscal Year Ending June 30, 2010
Fourth Quarter	$0.67	$0.31
Third Quarter	0.80	0.41
Second Quarter	1.25	0.73
First Quarter	1.06	0.37

Fiscal Ten Months Ending June 30, 2009
Fourth Quarter	$0.71	$0.60
Third Quarter	0.71	0.36
Second Quarter	0.80	0.20
First Quarter	1.15	0.29

The Company has never declared or paid any dividends on its Common Stock.  Future dividends, if any, will be at the discretion of the Board of Directors and will depend upon our operating performance, capital requirements, contractual restrictions, and other factors deemed relevant by the Board of Directors.

Unregistered Shares Issuances

There were no issuances of unregistered shares of Company stock that were not reported by the Company in a Current Report on Form 8-K or in a Quarterly Report on Form 10-Q during the fiscal year ended June 30, 2010.

Item 6. Selected Financial Data

The following selected financial data as of and for each of the previous five fiscal periods ending June 30 and August 31, which have been derived from our consolidated financial statements.

	Year Ended June 30,	Ten Months Ending June 30,	Year Ended August 31,
	2010	2009	2008	2007 (1)	2006 (2)
	(Dollars in thousands, except per share data)
Total Revenues	$60,694	$72,906	$158,399	$158,349	$157,113

Net Income (Loss) from Continuing Operations	1,440	1,458	(19,035)	(7,286)	2,219
Net Income (Loss) from Discontinued Operations	(19)	(74)	-	-	-
Net Income (Loss)	1,421	1,384	(19,035)	(7,286)	2,219

Net Income (Loss) Available to Common Shareholders	828	446	(19,581)	(7,782)	1,888

Basic Income (Loss) per share:
Income (Loss) from Continuing Operations	$0.07	$0.05	$(1.72)	$(0.72)	$0.18
Income (Loss) from Discontinued Operations	$0.00	$(0.01)	$0.00	$0.00	$0.00
Net Income (Loss)	$0.07	$0.04	$(1.72)	$(0.72)	$0.18

Diluted Income (Loss) per share:
Income (Loss) from Continuing Operations	$0.06	$0.04	$(1.72)	$(0.72)	$0.18
Income (Loss) from Discontinued Operations	$0.00	$(0.01)	$0.00	$0.00	$0.00
Net Income (Loss)	$0.06	$0.03	$(1.72)	$(0.72)	$0.18

Weighted Average Shares Outstanding:
Basic	12,178	11,854	11,391	10,841	10,582
Diluted	14,688	13,825	11,720	12,394	11,845

Consolidated Balance Sheet Data:
Cash and Short-Term Investments	$2,324	$1,686	$4,740	$9,830	$4,913
Working Capital	1,212	(1,009)	3,694	(15,896)	23,383
Goodwill and Intangibles, net	15,196	15,602	16,093	25,911	16,283
Total Assets	29,341	30,513	66,112	88,355	74,285
Long-Term Obligations and Preferred Stock	30,471	29,629	43,389	16,364	34,512
Shareholders' Equity	19,609	18,685	(3,413)	14,089	20,950

(1)	Includes the acquisition of PEM in February 2007 and ESG in March 2007.

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

Until November 30, 2008, we classified our businesses under five operating segments:  Business Solutions; Wireless Infrastructure; Transportation Infrastructure; Ultraviolet Technologies; and Electronics Integration.   Effective November 30, 2008, we approved the sale of all of our remaining operating subsidiaries within four of our five segments (Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Infrastructure, and Electronics Integration).  Consequently, as of the effective date of the transaction, our Business Solutions segment is the Company’s remaining operating segment.  The sales transaction, combined with other significant events disclosed in Note 2 of our financial statements in Item 8,changed the focus of our Company in fiscal 2009 and thereafter.  This operational change in our Company will impact the comparability of our financial information compared to historical data presented in past filings.

Key Factors Affecting or Potentially Affecting Results of Operations and Financial Condition

Management considers the following factors, events, trends and uncertainties to be important to understanding its results of operations and financial condition:

Holding Company

Over the past eight fiscal periods, we have completed six key acquisitions.  Four of these key acquisitions have been in the PEO industry.  In February 2007, the Company acquired PEM, a PEO located in Arizona.  In March 2007, the Company acquired ESG, a PEO located in Utah and Colorado.  The Company’s acquisition of ESG enabled the Company to expand its geographic presence in the PEO marketplace.  In April 2005, we acquired CSM, a PEO located in Nashville, Tennessee.  This acquisition of the oldest PEO in the state expanded our Business Solutions segment service offerings.  In April 2004, we acquired JH Drew, a construction installer of highway-products and commercial structural steel.  This acquisition allowed us to gain entry into the transportation infrastructure business in the Midwestern United States.  In October 2003 we acquired PSM, a PEO located in Indianapolis, Indiana.  This acquisition allowed us to gain entry into the PEO market.  In July 2003 we acquired Nor-Cote, a specialty ink manufacturer with worldwide distribution channels.  This acquisition allowed us to gain entry into the ultraviolet ink business.

There are several key factors that have affected or potentially may affect our results of operations including the following:

▪
Earnings are dependent on a number of factors including our ability to execute operational strategies and integrate acquired companies into our existing operations.  Our historical growth has been due to several significant acquisitions over the past eight fiscal periods.  Future growth in revenues and earnings may not increase at the same rate as historical growth.

▪
Certain expenses, such as wages, benefits and rent, are subject to normal inflationary pressures.  Inflation for medical costs can impact both our reserves for self-funded medical plans as well as our reserves for workers' compensation claims.

▪
Our majority shareholder effectively owns 59.7% of the outstanding Common Stock and 100% of the outstanding Preferred Stock of the Company.  As a result, he could have a controlling influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations, election of directors and any other significant corporate actions.  The interests of this shareholder may differ from the interests of the Company’s other shareholders and his stock ownership may thereby limit the ability of other shareholders to influence the management and affairs of the Company.

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

Results of Operations

Results of operations for the fiscal periods ended June 30, 2010 and 2009 and August 31, 2008 are as follows:

	Revenue for the			Operating income (loss) for the
	Year Ended June 30,	Ten Months Ended June 30,	Year Ended August 31,	Year Ended June,	Ten Months Ended June 30,	Year Ended August 31,
	2010	2009	2008	2010	2009	2008
	(Dollars in thousands)
Business Solutions	$60,694	$53,482	$74,894	$810	$366	$(4,207)
Wireless Infrastructure	-	3,312	15,683	-	193	(638)
Transportation Infrastructure	-	12,090	43,757	-	557	867
Ultraviolet Technologies	-	2,771	11,965	-	(204)	(5,385)
Electronics Integration	-	1,251	12,094	-	100	(2,648)
Holding Company	-	-	-	-	(600)	(4,187)
Variable Interest Entity	-	-	1,725	-	-	1,495
Variable Interest Entity Elimination	-	-	(1,719)	-	-	-
Segment Totals	$60,694	$72,906	$158,399	$810	$412	$(14,703)

Net Income (Loss) Available to Common Shareholders				$828	$446	$(19,581)

Year ended June 30, 2010 versus Fiscal period ended June 30, 2009

Net income allocable to common stock shareholders was $0.8 million, or $0.06 per diluted share on revenues of $60.7 million for the year ended June 30, 2010 compared with net income of $0.4 million, or $0.03 per diluted share on revenues of $72.9 million for the ten months ended June 30, 2009.  The decrease in revenue is a direct result of the sale of the non PEO subsidiaries in the prior fiscal year along with a decrease in worksite employee accounts and processed payroll during the current year. The increase in operating income is due to the reduction of losses on the health care plan and continued efficiency improvements and expense reductions in all aspects of the companies operations.

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

▪	The Wireless Infrastructure, Ultraviolet Technologies, and the Electronics Integration increases are due to the sale and or discontinuation of operations for the subsidiaries in these divisions.

Results by segment are described in further details as follows:

Business Solutions

Business Solutions segment operating results for the fiscal periods ended June 30, 2010 and 2009 and August 31, 2008 are as follows:

	Year Ended		Ten Month Period Ended		Year Ended
	June 30, 2010		June 30, 2009		August 31, 2008
	(Dollars in thousands)
Revenues	$60,694	100%	$53,482	100%	$74,894	100%
Cost of revenues	48,068	79.2%	43,317	81.0%	61,459	82.1%
Gross profit	12,626	20.8%	10,165	19.0%	13,435	17.9%

Operating expenses
Selling, general and administrative	11,046	18.2%	9,251	17.2%	14,079	18.8%
Depreciation and amortization	770	1.3%	548	1.0%	1,267	1.7%
Impairment	-	0.0%	-	0.0%	2,296	3.1%
Total operating expenses	11,816	19.5%	9,799	18.3%	17,642	23.6%

Segment operating income (loss)	$810	1.3%	$366	0.7%	$(4,207)	-5.6%

Revenues

Revenues for the year ended June 30, 2010 were $60.7 million, compared to $53.4 million for the ten months ended June 30, 2009, an increase of $7.2 million, or 13%.  Revenue increased primarily due to reporting a twelve-month fiscal year versus a ten-month interim reporting period. Average monthly revenue for the year ended June 30, 2010 was approximately $300,000 less (or 4.7%) than the prior year ending. This was a direct result of a reduction of worksite employees and decreased levels of payroll during the current year.

Revenues for the ten months ended June 30, 2009 were $53.5 million, compared to $74.9 million for the year ended August 31, 2008, a decrease of $21.4 million, or 29%.  Revenue decreased primarily due to attrition of customers and the impact of the economic slowdown on our customers.

Gross Profit

Gross profit for the year ended June 30, 2010 was $12.6 million, representing 21% of revenue, compared to $10.2 million, representing 19% of revenues for the ten months ended June 30, 2009.  Gross profit dollars increased largely due to the current year being a 12 month fiscal period as compared to a 10 month fiscal period. Gross profit percentage increased due to a reduction in losses on the health plan during the current fiscal year.

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

Operating Income

Operating income for the year ended June 30, 2010 was $0.8 million, compared to operating income of $0.4 million for the ten months ended June 30, 2009, an increase of $0.4 million, or 100%.  Operating income increased due to a reduction in losses on the health plan and overall efficiency improvements and expense reductions in all areas of the companies operations.

Operating income for the ten months ended June 30, 2009 was $0.4 million, compared to operating loss of $(4.2) million for the year ended August 31, 2008, an increase of $4.6 million, or 109%.  Operating income increased due to a reduction in amortization of prior year impairment charges, reductions in internal staffing levels and overall efficiency improvements and expense reductions in all areas of the companies operations.

Wireless Infrastructure

Wireless Infrastructure segment operating results for the fiscal period ended June 30, 2010 and 2009 and August 31, 2008 are as follows:

	Year Ended		Ten Month Period Ended		Year Ended
	June 30, 2010		June 30, 2009		August 31, 2008
	(Dollars in thousands)
Revenues	$-	-	$3,312	100%	$15,683	100%
Cost of revenues	-	-	2,458	74.2%	11,991	76.5%
Gross profit	-	-	854	25.8%	3,692	23.5%

Operating expenses
Selling, general and administrative	-	-	650	19.6%	4,177	26.6%
Depreciation and amortization	-	-	11	0.3%	153	1.0%
Impairment	-	-	-	0.0%	-	0.0%
Total operating expenses	-	-	661	20.0%	4,330	27.6%

Segment operating income (loss)	$-	-	$193	5.8%	$(638)	-4.1%

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

Transportation Infrastructure

Transportation Infrastructure segment operating results for the fiscal period ended June 30, 2010 and 2009 and August 31, 2008 are as follows:

	Year Ended		Ten Month Period Ended		Year Ended
	June 30, 2010		June 30, 2009		August 31, 2008
	(Dollars in thousands)
Revenues	$-	-	$12,090	100%	$43,757	100%
Cost of revenues	-	-	10,747	88.9%	39,005	89.1%
Gross profit	-	-	1,343	11.1%	4,752	10.9%

Operating expenses
Selling, general and administrative	-	-	781	6.5%	3,861	8.8%
Depreciation and amortization	-	-	5	0.0%	24	0.1%
Total operating expenses	-	-	786	6.5%	3,885	8.9%

Segment operating income	-	-	$557	4.6%	$867	2.0%

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

Ultraviolet Technologies

Ultraviolet Technologies segment operating results for the fiscal period ended June 30, 2010 and 2009 and August 31, 2008 are as follows:

	Year Ended		Ten Month Period Ended		Year Ended
	June 30, 2010		June 30, 2009		August 31, 2008
	(Dollars in thousands)
Revenues	$-	-	$2,771	100%	$11,965	100%
Cost of revenues	-	-	1,596	57.6%	6,904	57.7%
Gross profit	-	-	1,175	42.4%	5,061	42.3%

Operating expenses
Selling, general and administrative	-	-	1,320	47.6%	4,956	41.4%
Depreciation and amortization	-	-	59	2.1%	322	2.7%
Impairment	-	-	-	0.0%	5,168	43.2%
Total operating expenses	-	-	1,379	49.8%	10,446	87.3%

Segment operating income (loss)	$-	-	$(204)	- 7.4%	$(5,385)	-45.0%

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

Electronics Integration

Electronics Integration segment operating results for the fiscal period ended June 30, 2010 and 2009 and August 31, 2008 are as follows:

	Year Ended		Ten Month Period Ended		Year Ended
	June 30, 2010		June 30, 2009		August 31, 2008
	(Dollars in thousands)
Revenues	$-	-	$1,251	100%	$12,094	100%
Cost of revenues	-	-	912	72.9%	11,119	91.9%
Gross profit	-	-	339	27.1%	975	8.1%

Operating expenses
Selling, general and administrative	-	-	238	19.0%	2,300	19.0%
Depreciation and amortization	-	-	1	0.1%	47	0.4%
Impairment	-	-	-	0.0%	1,276	10.6%
Total operating expenses	-	-	239	19.1%	3,623	30.0%

Segment operating income (loss)	$-	-	$100	8.0%	$(2,648)	-21.9%

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

Holding Company

Interest Expense

Interest expense was $0.1 million for the year ended June 30, 2010, compared to $0.1 million for the ten months ended June 30, 2009.  There was no significant change to interest expense.

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

Income Taxes

There was $0.3 and $0.9 million of income tax benefit for the year ended June 30, 2010 and for the ten months ended June 30, 2009, respectively.  A valuation allowance is necessary to reduce the deferred tax assets, if the Company had a federal tax operating loss and based on the weight of the evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management has determined that a $7.0 million valuation allowance at June 30, 2010 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.  The change in the valuation allowance for the current period is ($0.6) million.

There was ($0.9) and $0.1 million of income tax expense (benefit) for the ten months ended June 30, 2009 and for the year ended August 31, 2008, respectively.  A valuation allowance is necessary to reduce the deferred tax assets, if the Company had a federal tax operating loss and based on the weight of the evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management has determined that a $7.6 million valuation allowance at June 30, 2009 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.  The change in the valuation allowance for the current period is ($0.9) million.

Liquidity and Capital Resources

Our principal sources of liquidity include cash and equivalents, marketable securities and proceeds from debt borrowings.  We had $2.3 million and $1.7 million of cash and equivalents and marketable securities at June 30, 2010 and 2009, respectively.

We had working capital of $1.2 million at June 30, 2010 compared with $(1.0) million at June 30, 2009. The increase in working capital was primarily due to the positive cash flow generated by operations during the current year. Current assets are composed primarily of cash and equivalents, net accounts receivable, and prepaid expenses.

The Company is required to collateralize its obligations under its workers’ compensation and health benefit plans and certain general insurance coverage. The Company uses its cash and cash equivalents to collateralize these obligations. Restricted cash was approximately $2.8 and $3.1 at June 30, 2010 and June 30, 2009, respectively.

Total debt was $0.9 and $0.3 million at June 30, 2010 and 2009, respectively.  The increase in debt was due to the addition of a $1.0 million term note put in place during the current year less the extinguishment of the term note in place in the prior year.

The debt agreement contains restrictive covenants which limit, among other things, certain mergers and acquisitions, redemptions of common stock, and payment of dividends. In addition, we must meet certain financial ratios.

Cash Flows

Net cash provided by operating activities were $0.8 million each for the year ended June 30, 2010 and the ten months ended June 30, 2009.

Net cash used in investing activities was $0.1 each for the year ended June 30, 2010 and the ten months ended June 30, 2009.

Net cash flow used in financing activities was $(.10) million and $(3.7) million for the year ended June 30, 2010 and the ten months ended June 30, 2009, respectively.  The increase is primarily due to the fact that the prior year cash outflow was significant due to the final balloon payment made on outstanding convertible debt.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of June 30, 2010:

	Payments Due By
Contractual obligation	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt and capital lease obligations	$928	$511	$417	$-	$-
Operating lease (1)	1,913	742	614	557	-
Common stock put liability - ESG (2)	248	248	-	-	-

Total	$3,089	$1,501	$1,031	$557	$-

(1)	Operating leases represent the total future minimum lease payments.
(2)	Contractual obligation for put options with a put date of March 1, 2010. See Note 13 for more detail.

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

Transactions with Related Parties

We have entered into various acquisition agreements over the past three years that contain option agreements or rights between the sellers of the acquired entities and our majority shareholder, the Chairman, related to the Company’s stock provided as consideration under the acquisitions.  As more fully described in Note 17, the option agreements provide for put/call options on the Company’s common stock held by the sellers of the acquired companies.

Guaranties

A significant portion of our debt and letters of credit are personally guaranteed by the Company’s Chairman.  Future changes to these guarantees would affect financing capacity of the Company.  As of June 30, 2010 and 2009, the Chairman of the Board had personally guaranteed Company debt and obligations under irrevocable letter of credit arrangements in the amount of $3.0 million and $2.3million, respectively..  Prior to August 31, 2007, the Company had not paid any guarantee fees to the Chairman of the Board or the Chief Executive Officer for their personal guarantees of Company debt.  During the fiscal year ended August 31, 2008, the Board approved the payment of certain guarantee fees to the CEO.  The Company paid guarantee fees of $0.2 million for the ten months ending June 30, 2009.   The Company did not pay any guarantee fees during the year ended June 30, 2010.

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under workers’ compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of June 30, 2010, we had approximately $2.8 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.

Majority Shareholder

As of June 30, 2010, our Chairman of the Board, Mr. Carter M. Fortune effectively owned and controlled 7,294,687 shares (or 59.7%) of our outstanding common stock. Mr. Fortune also is the sole owner of 100% of the 296,180 shares of Series C Preferred Stock outstanding at June 30, 2010. The common stock and preferred stock owned and held by Mr. Fortune serves as collateral for certain personal debt obligations of Mr. Fortune that do not represent liabilities of the Company.

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

Revenue and Cost Recognition

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

The PEOs report revenues in accordance FASB ASC 605-45 (formerly EITF 99-19), “Revenue Recognition - Principal Agent Considerations.”  The PEOs report revenues on a gross basis, the total amount billed to clients for service fees which includes health and welfare benefit plan fees, workers’ compensation insurance, unemployment insurance fees, and employment-related taxes. The PEOs report revenues on a gross basis for such fees because the PEOs are the primary obligor and deemed to be the principal in these transactions under ASC 605-45.  The PEOs report revenues on a net basis for the amount billed to clients for worksite employee salaries and wages. This accounting policy of reporting revenue net as an agent versus gross as a principal has no effect on gross profit, operating income, or net income.

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

Valuation of Accounts Receivable and Inventory Reserves:

Collectability of accounts receivable is evaluated for each subsidiary based on the subsidiary’s industry and current economic conditions. Other factors include analysis of historical bad debts, projected losses, and current past due accounts. Inventories are valued at lower of cost or market using the first-in, first-out method based on average cost. The Company’s valuation of inventory includes both a markdown reserve for inventory that will be sold below original cost, and a usage reserve. The reserve values are evaluated by each subsidiary based upon historical information and assumptions about future demand and market conditions. The usage reserve value is based on historical information and assumptions as to usage of current product in inventory and related usage trends. The Company’s accounts receivable and inventory reserves decreased by $.07 million and $0.1 million respectively, at June 30, 2010 compared to June 30, 2009.  It is possible that changes to the markdown and usage reserves could be required in future periods due to changes in market conditions.

Goodwill and Other Intangible Assets:

With the adoption of ASC 350, material goodwill included in the Company’s Business Solutions segment was assessed for impairment. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Since management’s judgment is involved in performing goodwill and other intangible assets valuation analyses, there is risk that the carrying value of the goodwill and other intangible assets may be overstated or understated.

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

The Company has elected to perform the annual impairment test of recorded goodwill as required by ASC 350 as of the end of fiscal first quarter.

The Company did not recognize any impairment of goodwill or intangible assets for year ended June 30, 2010 and ten month period ended June 30, 2009.

Impairment of Long-Lived Assets:

The Company evaluates the recoverability of its long-lived assets in accordance with FASB ASC 360 (formerly SFAS 144), “Property, Plant, and Equipment,” `which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amounts of such assets may not be recoverable. The Company considers historical performances and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual segment discounted cash flows to the asset segment carrying values. The estimation of fair value is measured by discounting expected future cash flows at the discount rate the Company utilizes to evaluate potential investments. Actual results may differ from these estimates and as a result the estimation of fair values may be adjusted in the future.

Income Taxes:

Deferred tax assets are recognized for taxable temporary differences, tax credit and net operating loss carryforwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2010, Management has determined that a 100% valuation allowance against the Company’s $4.9 million component of deferred tax assets generated by the net operating loss carry forward of  $13.9 million is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. As of June 30, 2010, Management has also determined that a $2.2 million valuation allowance against the Company’s $4.9 million of deferred tax assets generated by book versus tax differences of certain assets and liabilities is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The Company released $0.6 million of the valuation allowance in fiscal 2010 due to the positive earnings in the Company’s operations and projected earnings in fiscal 2011 and 2012.

As of June 30, 2009, Management utilized a 100% valuation against the Company’s $4.8 million component of deferred tax assets generated by the net operating loss carry forward of $12.075 million to reduce the deferred tax assets to the amount that will more likely than not be realized. As of June 30, 2009, Management utilized a valuation allowance of $2.8 million against the Company’s $5.3 million component of deferred tax assets generated by book versus tax differences to reduce the deferred tax assets to the amount that will more likely than not be realized. During fiscal 2009, the Company released $1.25 million of the valuation allowance based on the Company’s earnings trend and projected earnings.

In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2010 would not have a material effect in the carrying value of the net deferred tax assets or liabilities.

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

Accrued Insurance and Workmen’s Compensation Reserves:

The Company’s Business Solutions segment recognizes significant reserves in relation to its partially self-funded worksite employees’ health and partially self-funded workers’ compensation programs based on (a) the amount of past claims incurred and (b) the estimated time lag to report and pay such claims. The Company’s policy for its partially self-funded health plan is to accrue estimated unpaid claims incurred during the fiscal year based on the weighted average historical claims paid over a 2-month to 3-month lag period. PSM is insured for losses under its health plan in excess of approximately $225 thousand per person with an aggregate liability limit of approximately $7.6 million at June 30, 2010. Our deductible under our workers’ compensation insurance at PSM and CSM is $0.25 million with an aggregate liability limit of approximately $2.0 million.  Our deductible under the ESG LUA policy is $0.35 million with no aggregate liability.  The combined reserve recognized for unpaid health and workers’ compensation benefits on the Company’s consolidated balance sheet is $1.7 million (for which approximately $1.7 million of cash is restricted on the Company’s consolidated balance sheet) for the year ended June 30, 2010.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents as of June 30, 2010 was $2.3 million and is primarily invested in money market interest bearing accounts.  A hypothetical 10% adverse change in the average interest rate on the Company’s investments would not have had a material effect on net income for the year ended June 30, 2010. We do not currently utilize any derivative financial instruments to hedge interest rate risks.

Item 8. Financial Statements and Supplementary Data

FORTUNE INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Fortune Industries, Inc. and Subsidiaries
Indianapolis, IN 46278

We have audited the accompanying consolidated balance sheets of Fortune Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the fiscal periods ended June 30, 2010 and 2009 and August 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15.  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortune Industries, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the fiscal periods ended June 30, 2010 and 2009 and August 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Somerset CPAs, P.C.

Indianapolis, Indiana
September 28, 2010

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	June 30,	June 30
	2010	2009

ASSETS
CURRENT ASSETS
Cash and equivalents	$2,324	$1,686
Restricted cash (Note 1)	2,820	3,142
Accounts receivable, net (Note 5)	2,247	2,622
Deferred tax asset (Note 10)	1,750	1,750
Prepaid expenses and other current assets	943	1,483
Inventory, net	-	13
Assets of discontinued operations, net (Note 11)	8	112
Total Current Assets	10,092	10,808

OTHER ASSETS
Property, plant & equipment, net (Note 6)	455	764
Term note receivable related party (Note 2)	2,536	2,546
Deferred tax asset (Note 10)	1,000	750
Goodwill (Note 7)	12,339	12,339
Other intangible assets, net (Note 7)	2,857	3,263
Other long-term assets	62	43
Total Other Assets	19,249	19,705

TOTAL ASSETS	$29,341	$30,513

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	June 30,	June 30
	2010	2009

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt (Note 8)	$511	275
Accounts payable	909	1,037
Health and workers' compensation reserves	1,696	4,125
Accrued expenses	5,530	5,376
Other current liabilities	234	1,003
Liabilities of discontinued operations, net (Note 11)	-	1
Total Current Liabilities	8,880	11,817

LONG-TERM LIABILITIES
Long-term debt, less current maturities (Note 8)	417	11
Long-term health and workers' compensation reserves	435	-
Total Long-Term Liabilities	852	11

Total Liabilities	9,732	11,828

SHAREHOLDERS' EQUITY (NOTE 13)
Common stock, $0.10 par value; 150,000,000 authorized; 12,224,290 and 12,082,173 outstanding at June 30, 2010 and 2009, respectively	1,206	1,187
Series B and C Preferred stock, $0.10 par value; 1,000,000 authorized; 296,180 issued and outstanding at June 30, 2010 and 2009	29,618	29,618
Treasury stock, at cost, 48,263 shares	(186)	-
Additional paid-in capital and warrants outstanding	19,515	19,253
Accumulated deficit	(30,544)	(31,373)
Total Shareholders' Equity	19,609	18,685

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,341	$30,513

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended	Ten Months Ended	Year Ended
	June 30,	June 30,	August 31,
	2010	2009	2008
REVENUES
Service revenues	$60,694	$54,977	$81,838
Product revenues	-	17,929	76,561
TOTAL REVENUES	60,694	72,906	158,399

COST OF REVENUES
Service cost of revenues	48,068	44,086	65,350
Product cost of revenues	-	14,944	65,128
TOTAL COST OF REVENUES	48,068	59,030	130,478

GROSS PROFIT	12,626	13,876	27,921

OPERATING EXPENSES
Selling, general and administrative expenses	11,046	12,598	31,102
Depreciation and amortization	770	866	2,782
Impairment (Note 1)	-	-	8,740
Total Operating Expenses	11,816	13,464	42,624

OPERATING INCOME (LOSS)	810	412	(14,703)

OTHER INCOME (EXPENSE)
Interest income	123	159	191
Interest expense	(17)	(114)	(3,062)
Loss on disposal of assets	-	(20)	(350)
Exchange rate gain	-	1	36
Other income	262	76	27
Total Other Income (Expense)	368	102	(3,158)

INCOME (LOSS) BEFORE MINORITY INTEREST IN VARIABLE INTEREST ENTITY	1,178	514	(17,861)
Minority Interest in Variable Interest Entity (Note 4)	-	-	1,095

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,178	514	(18,956)
Provision for income taxes (Note 10)	(262)	(944)	79

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	1,440	1,458	(19,035)

DISCONTINUED OPERATIONS
Loss from discontinued operations (Note 11)	(19)	(74)	-

NET INCOME (LOSS)	1,421	1,384	(19,035)
Preferred stock dividends	592	938	546

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$828	$446	$(19,581)

Basic Income (Loss) Per Common Share - Continuing Operations	$0.07	$0.05	$(1.72)
Basic Income (Loss) Per Common Share - Discontinued Operations	$-	$(0.01)	$-
Basic Income (Loss) Per Common Share	$0.07	$0.04	$(1.72)
Basic weighted average shares outstanding	12,177,741	11,853,957	11,391,130

Diluted Income (Loss) Per Common Share - Continuing Operations	$0.06	$0.04	$(1.72)
Diluted Income (Loss) Per Common Share - Discontinued Operations	$-	$(0.01)	$-
Diluted Income (Loss) Per Common Share	$0.06	$0.03	$(1.72)
Diluted weighted average shares outstanding	14,687,904	13,824,520	11,719,806

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
(DOLLARS IN THOUSANDS)

				Additional		Accumulated
				Paid-in Capital		Other	Total
	Common	Treasury	Preferred	and Warrants	Accumulated	Comprehensive	Shareholders'	Comprehensive
	Stock	Stock	Stock	Outstanding	Deficit	Income	Equity (Deficit)	Income (Loss)

BALANCE AT AUGUST 31, 2007 (Restated)	$1,117	$(923)	$6,618	$19,317	$(12,300)	$260	$14,089
Issuance of 28,950 shares of common stock for compensation	3	-	-	56	-	-	59	-
Retirement of 30,270 shares of common stock	(3)	-	-	(132)	-	-	(135)	-
Net Loss	-	-	-	-	(19,035)	-	(19,035)	(19,035)
Retirement of 66,180 shares of series A preferred stock	-	-	(6,618)	-	-	-	(6,618)	-
Issuance of 79,180 shares of series B preferred stock		-	7,918	-	-	-	7,918	-
Preferred stock dividends	-	-	-	-	(546)	-	(546)	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(68)	(68)	(68)

Distribution of 384,500 shares from variable interest entity	-	923	-	-	-	-	923	-

Total comprehensive loss	-	-	-	-	-	-	-	$(19,103)

BALANCE AT AUGUST 31, 2008	$1,117	$-	$7,918	$19,241	$(31,881)	$192	$(3,413)
Issuance of 708,800 shares of common stock for compensation	71	-	-	124	-	-	195	-
Retirement of 10,000 shares of common stock	(1)	-	-	(61)	62	-	-	-
Net income	-	-	-	-	1,384	-	1,384	1,384
Retirement of 79,180 shares of series B preferred stock	-	-	(7,918)	-	-	-	(7,918)	-
Issuance of 100,880 shares of series C preferred stock			29,618				29,618	-
Disposition of productive business assets	-	-	-	(51)	-	(192)	(243)	(192)
Preferred stock dividends	-	-	-	-	(938)	-	(938)	-
Total comprehensive income	-	-	-	-	-	-	-	$1,192

BALANCE AT JUNE 30, 2009	$1,187	$-	$29,618	$19,253	$(31,373)	$-	$18,685
Issuance of 142,117 shares of common stock for compensation	14	-	-	81	-	-	95	-
Purchase of 48,263 shares of common stock for treasury at cost	5	(186)	-	181	-	-	-	-
Net income	-	-	-	-	1,421	-	1,421	1,421
Preferred stock dividends	-	-	-	-	(592)	-	(592)	-

BALANCE AT JUNE 30, 2010	$1,206	$(186)	$29,618	$19,515	$(30,544)	$-	$19,609	$1,421

See Accompanying Notes to Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
	Year Ended	Ten Months Ended	Year Ended
	June 30,	June 30,	August 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,421	$1,384	$(19,035)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	770	1,033	3,675
Provision for gains (losses) on accounts receivable	(111)	(155)	325
Loss on disposal of assets	-	20	350
Stock based compensation	95	195	59
Extinguishment of debt	(250)	-	(135)
Minority interest in variable interest entity income	-	-	1,095
Deferred income taxes	(250)	(1,011)	-
Impairment on intangible assets	-	-	8,740
Changes in certain operating assets and liabilities:
Restricted cash	322	2,228	(279)
Accounts receivable	486	914	3,627
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	(1,506)
Inventory, net	-	92	2,289
Prepaid assets and other current assets	553	(98)	577
Assets of discontinued operations	106	410	-
Other long-term assets	(9)	5	73
Accounts payable	(128)	332	(3,618)
Health and workers' compensation reserves	(1,993)	(1,125)	307
Accrued expenses and other current liabilities	(256)	(3,680)	2,200
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-	(546)
Liabilities of discontinued operations	-	214	-
Net Cash Provided by (Used in) Operating Activities	756	758	(1,802)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(55)	(121)	(1,333)
Variable interest entity proceeds from sale of assets	-	-	390
Proceeds from sale of assets	-	12	20
Net Cash Used in Investing Activities	(55)	(109)	(923)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under line of credit	-	-	(11,750)
Borrowings (payments) on long-term debt majority shareholder	-	(300)	32,300
Proceeds from short and long-term debt	1,000	250	-
Payments on short and long-term debt	(108)	(50)	(18,282)
Variable interest entity payments on long-term debt	-	-	(829)
Payments on convertible debentures	-	(3,405)	(2,272)
Repurchases of common stock for treasury	(557)	-	-
Dividends paid on preferred stock	(398)	(198)	(546)
Proceeds from variable interest entity member contributions	-	-	160
Distributions to variable interest entity members	-	-	(1,078)
Net Cash Provided by (Used in) Financing Activities	(63)	(3,703)	(2,297)

Effect of exchange rate changes on cash	-	-	(68)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	638	(3,054)	(5,090)

CASH AND EQUIVALENTS
Beginning of Period	1,686	4,740	9,830

End of Period	$2,324	$1,686	$4,740

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Year Ended	Ten Months Ended	Year Ended
	June 30,	June 30,	August 31,
	2010	2009	2008
SUPPLEMENTAL DISCLOSURES
Interest paid	$17	$80	$2,735

Income taxes paid	$49	$67	$256

Non-cash investing and financing activities:
Stock distribution to variable interest entity members	$-	$-	$1,846
Retirement of series A preferred stock as exchange for series B	-	-	(6,618)
Issuance of series B preferred stock for debt extinguishment	-	-	7,918
Retirement of series B preferred stock in exchange for series C	-	(7,918)	-
Issuance of series C preferred stock in exchange for series B	-	7,918	-
Issuance of series C preferred stock for debt extinguishment	-	21,700	-
Term note receivable for disposition of assets	-	(3,240)	-
Reduction in term loan in exchange for disposition of assets	-	(10,000)	-
Reduction in accrued dividend in exchange for term note receivable offset	-	740	-
Reduction in term note receivable with accrued dividend offset	-	(740)	-
	$-	$8,460	$3,146

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Fortune Industries, Inc. (formerly known as Fortune Diversified Industries, Inc.) is an Indiana corporation, originally incorporated in Delaware in 1988. The term “Company” as used herein refers to Fortune Industries, Inc. and its subsidiaries unless the context otherwise requires.  The Company provides full service human resources outsourcing services through co-employment relationships with its clients.  As a holding company, the Company has historically invested in businesses that are undervalued, underperforming, or in operations that are poised for significant growth.  Management’s strategic focus is to support the revenue and earnings growth of its operations by creating synergies that can be leveraged to enhance the performance of the Company’s entities and by investing capital to fund expansion.  Effective November 30, 2008, the Company sold its subsidiaries in its Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies, and Electronics Integration business segments to a related party.  Refer to Note 2 for further details.  As of this date, management will focus all its financial and human capital resources on its subsidiaries in the Business Solutions segment.  The effect of this sale will impact the comparability of the Company’s financial information in future filings.

On April 13, 2009, our Board of Directors approved a change in the Company’s fiscal year end from August 31st to June 30th commencing with our fiscal year 2009.  This resulted in our fiscal year 2009 being shortened from 12 months to 10 months and ending on June 30, 2009.

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

Revenue and Cost Recognition: In the Business Solutions segment, Professional Staff Management, Inc. and related entities (“PSM”); CSM, Inc. and subsidiaries (“CSM”); Precision Employee Management, LLC (“PEM”); and Employer Solutions Group, Inc. and related entities (“ESG”) bill clients under their Professional Services Agreement as licensed Professional Employer Organizations (collectively the “PEOs”), which includes each worksite employee’s gross wages, plus additional charges for employment related taxes, benefits, workers’ compensation insurance, administrative and record keeping, as well as safety, human resources, and regulatory compliance consultation.  Most wages, taxes and insurance coverage are provided under the PEOs’ federal, state, and local or vendor identification numbers.  No identification or recognition is given to the client when these monies are remitted or calculations are reported.  Most calculations or amounts the PEOs owe the government and its employment insurance vendors are based on the experience levels and activity of the PEOs with no consideration to client detail.  The PEOs bill the client their worksite employees’ gross wages plus an overall service fee that includes components of employment related taxes, employment benefits insurance, and administration of those items.  The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments.  The component of the service fee related to health, workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience.  Charges by the PEOs are invoiced along with each periodic payroll delivered to the client.

The PEOs report revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC 605-45 (formerly EITF 99-19), “Revenue Recognition - Principal Agent Considerations.” The PEOs report revenue on a gross basis for the total amount billed to clients for service fees, which includes health and welfare benefit plan fees, workers’ compensation insurance, unemployment insurance fees, and employment-related taxes.  The PEOs report revenue on a gross basis for such fees because the PEOs are the primary obligor and deemed to be the principal in these transactions under ASC 605-45.  The PEOs report revenue on a net basis for the amount billed to clients for worksite employee salaries and wages and outside benefit plans.  This accounting policy of reporting revenue net as an agent versus gross as a principal has no effect on gross profit, operating income, or net income.

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

Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued to collateralize its obligations under its workers’ compensation program and certain general insurance coverage related to the Company’s Business Solutions segment. At June 30, 2010, the Company had $2.8 million in total restricted cash. Of this, $2.5 million is restricted for the Company’s workers’ compensation program in accordance with terms of its insurance carrier agreement, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.

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

Goodwill and Other Indefinite-Lived Intangible Assets: The Company accounts for goodwill and other indefinite-lived intangible assets under FASB ASC 350 (formerly SFAS 142), “Intangibles - Goodwill and Other.” Under ASC 350, goodwill and other intangible assets with indeterminate lives are assessed for impairment at least annually and more often as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of both goodwill and other intangible assets impairment. Since management’s judgment is involved in performing goodwill and other intangible assets valuation analyses, there is risk that the carrying value of the goodwill and other intangible assets may be overstated or understated.

As described in Note 7, the Company recognized impairment charges amounting to $8,740 during fiscal 2008 as a result of triggering events primarily within its Business Solutions, Ultraviolet Technologies and Electronics Integration segments. Triggering events include a) violation of non-compete agreements with certain terminated employees within the Business Solutions segment, b) a substantial change in the customer mix and number of worksite employees within the Business Solutions segment, c) losses incurred within certain operating units, d) significant downsizing of personnel and operations,  e) restructuring of management.

The Company has elected to perform the annual impairment test of recorded goodwill and other indefinite-lived intangible assets as required by ASC 350 as of the end of fiscal first quarter of 2011. The required annual impairment test may result in future periodic write-downs.

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

Stock-based Compensation: The Company accounts for stock-based compensation under the provisions of FASB ASC 718 (formerly SFAS 123R), “Stock Compensation” using the modified prospective method.  The Company recognizes compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards.

Earnings per Common Share: Income per common share has been computed in accordance with FASB ASC 260 (formerly SFAS 128), “Earnings per Share” basic income per common share is computed based on net income applicable to common stock divided by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed based on net income applicable to common stock divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive common stock equivalents.

Income Taxes: The Company accounts for income taxes under the provisions of FASB ASC 740 (formerly SFAS 109), “Income Taxes.” Accordingly, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains, are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. Prior to fiscal year end 2010 the Company filed separate United States, United Kingdom, Mexico and Singapore income tax returns. Effective with the current fiscal year, the Company will only be required to file a United States tax return.

Research and Development Costs: Research and development costs are expensed as incurred and totaled $0, $131, and $573 for the fiscal periods ended June 30, 2010 and 2009 and August 31, 2008, respectively. Research and development expense was incurred and recorded in the Company’s Ultraviolet Technologies business segment in prior years.

Advertising Costs: Advertising costs including marketing, advertising, publicity, promotion and other distribution costs, are expensed as incurred and totaled $99, $213 and $573, for the fiscal periods ended June 30, 2010 and 2009, and  August 31, 2008, respectively.

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

The Company also has 286,363 warrants outstanding in conjunction with convertible debt issued prior to the August 31, 2008 fiscal year end.

Debt and equity issuances may have features which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the case of preferred stock instruments. No issuances have beneficial conversion terms for any of the fiscal periods ended June 30, 2010 and 2009and August 31, 2008.

Self Insurance: The Company’s PSM subsidiary maintains a loss-sensitive worksite employees’ health and accident benefit program. Under the insurance policy, PSM’s self-funded liability is limited to $225 per employee, with an aggregate liability limit of approximately $7.6 million. The aggregate liability limits are adjusted annually, based on the number of participants.

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

New Accounting Pronouncements:

In September 2006, the FASB ASC 820-10 (formerly SFAS 157), “Fair Value Measurements” was issued.  ASC 820-10 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities.  ASC 820-10, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements.  The standard was effective for fiscal years beginning after November 15, 2007.  However, the FASB delayed the effective date of ASC 820-10 for all non-financial assets and non-financials liabilities until fiscal years beginning after November 15, 2008.  Accordingly, we adopted ASC 820-10 for our financial assets and liabilities on September 1, 2008 and adopted ASC 820-10 for our non-financial assets and liabilities on July 1, 2009.  The adoption did not have a material impact on our consolidated financial statements.

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

In May 2009, FASB ASC 855-10 (formerly SFAS No. 165), “Subsequent Events” was issued. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date (“subsequent events”), but before the financial statements are issued or available to be issued and requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009; the Company adopted ASC 855-10 for the quarter ended June 30, 2009.  This guidance was amended by ASU 2010-09 “Amendments to Certain Recognition and Disclosure Requirements.” The Company evaluated events occurring subsequent to the balance sheet date and found that during this period it did not have any subsequent events impacting the Company’s consolidated financial statements.

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

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. FASB ASC 810-10 (formerly FIN46R), “Consolidation - Variable Interest Entities” requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. Earlier application is prohibited. The Company is currently evaluating the impact, if any, that this amendment may have on its financial statements once adopted.

In January 2010, the FASB issued an amendment to the disclosure requirement related to fair value measurements. The amendment, FASB ASC 820-10-65 requires new disclosures related to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. A reporting entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, in the reconciliation for fair value measurements in Level 3, a reporting entity must present separately information about purchases, sales, issuances and settlements (on a gross basis rather than a net number). The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not anticipate that our adoption of this amendment will have a material effect on its financial position, results of operations or cash flows.

Other new pronouncements issued but not effective until after June 30, 2010, are not expected to have a significant effect on the company’s consolidated financial statements.

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

Pro Forma Financial Statements

The accompanying unaudited pro forma consolidated statements of operations for the ten months ended June 30, 2009 and year ended August 31, 2008 is presented as if the sale had been completed as of the beginning of the periods presented.  The unaudited pro forma consolidated statements of operations is presented for illustrative purposes only and is not necessarily indicative of the results of operations for the ten months ended June 30, 2009 that would have actually been reported had the sales transaction occurred at the dates indicated, nor is it indicative of future financial position or results of operations.  The unaudited pro forma condensed consolidated statements of operations are based upon the respective historical financial statements of the Company and the subsidiaries.  The pro forma data give effect to actual operating results as if the previous acquisitions occurred as of the beginning of the period presented.  The pro forma data give effect to actual operating results prior to the dispositions and adjustments for the following:

•
To eliminate the impact of consolidating Fisbeck-Fortune Development, LLC (“FFD”), which prior to completion of the sales transaction, was considered a variable interest entity in conjunction with FASB ASC 810-10 (formerly FIN46R), “Consolidation - Variable Interest Entities.” With the sale of the subsidiaries described in Note 2 and the cancellation of the lease agreement between Fortune Industries, Inc. and FFD, the primary beneficiary relationship between the entities ceased to exist.

•	To eliminate the results of operations of the subsidiaries sold.
•	To adjust the dividends to the terms of the Series C Preferred shares that was issued in conjunction with the sales transaction.

	For the Ten Months Ended	For the Year Ended
	June 30,	August 31,
	2009	2008

Revenues	$53,477	$74,894
Cost of Revenues	43,313	61,459

Gross Profit	10,164	13,435

Operating Expenses
Selling, general and administrative expenses	9,408	14,667
Depreciation and amortization	612	1,267
Impairment	-	2,296

Total Operating Expenses	10,020	18,230

Operating Income (Loss)	144	(4,795)

Other Income	62	194

Income Before Provision for Income Taxes	206	(4,601)

Provision for income taxes	(947)	(45)

Net Income (Loss)	1,153	(4,556)

Preferred stock dividends	1,233	1,481

Net Income (Loss) available to common shareholder	$(80)	$(6,037)

Basicincome (loss) per common share	$(0.01)	$(0.53)

Diluted income (loss) per common share	$(0.01)	$(0.53)

NOTE 3 – MEASUREMENT OF FAIR VALUE

Effective September 1, 2008, the Company adopted ASC 820, which provides a framework for measuring fair value under GAAP.  As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  In determining fair value in accordance with ASC 820, we utilize market data or assumptions that we believe market participants would use in pricing the asset or liability that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  Classification of the financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

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

As of June 30, 2010 and 2009, we did not have any financial assets utilizing Level 1. Financial assets utilizing Level 2 inputs consist of cash held in certificates of deposit with various financial institutions.  The fair value measurement of these items is determined by using prices for recently traded CD’s with similar interest rates. The fair value for the Level 2 financial instruments was $1,745 and $1,485 as of June 30, 2010 and 2009, respectively. Financial liabilities utilizing Level 3 inputs included put options related to common stock issued in conjunction with the purchase of ESG (See Note 5 for further detail). The fair value measurement of this Level 3 item has been estimated using the stated contractual put price of $3.75 per share. The fair value for the Level 3 financial instruments was $247 and $814 as of June 30, 2010 and 2009, respectively.

NOTE 4 – VARIABLE INTEREST ENTITY

In December 2003, the FASB issued ASC 810-10. ASC 810-10 requires a variable interest entity (VIE) to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both. ASC 810-10 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

Effective November 30, 2008, the Company terminated its building lease for its corporate facilities with Fisbeck-Fortune Development, LLC.  No early termination penalties were incurred by the Company.  In addition, the Company sold its JH Drew and Nor-Cote subsidiaries which were leasing the remainder of the facilities from Fisbeck-Fortune Development, LLC.  Refer to Note 2 for further details.  The termination of the lease and the sale of the subsidiaries provided for a triggering event under ASC 810-10.  As a result, effective November 30, 2008, the Company is no longer considered the primary beneficiary of the variable interest entity and is not required to consolidate Fisbeck-Fortune Development as of this date.

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

NOTE 5 - ACCOUNTS RECEIVABLE AND CONTRACTS RECEIVABLE

Accounts receivable and contracts receivable are summarized as follows:

	June 30,	June 30,
	2010	2009

Accounts receivable	$2,276	$2,759

Less allowance for doubtful accounts and sales returns	(29)	(137)
	$2,247	$2,622

NOTE 6 - PROPERTY AND EQUIPMENT

Property, plant and equipment, including capital leases, are comprised of the following:

	June 30,	June 30,
	2010	2009

Office equipment	$2,520	$2,565
Vehicles	190	292
Leasehold improvements	98	100
	2,808	2,957

Less accumulated depreciation	(2,353)	(2,193)
	$455	$764

The provision for depreciation expense was $364 for the year ended June 30, 2010. The provision for depreciation amounted to $616, of which $167 is included in cost of revenues, and $2,053, of which $894 is included in cost of revenues the fiscal periods ended June 30, 2009 and August 31, 2008, respectively. The Company did not recognize any gain or loss on the disposal of assets during the year ended June 30, 2010. Losses on disposal of assets totaling  $20 and $350 was recorded for the fiscal periods ended June 30, 2009 and August 31, 2008 , respectively, related to various building, office equipment, and vehicle disposals.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, as recorded under ASC 350, are summarized as follows:

	Business Solutions	Transportation Infrastructure	Ultraviolet Technologies	Electronics Integration	Segment Totals

Goodwill at August 31, 2008	$12,339	$152	$0	$0	$12,491

Goodwill disposition – due to sale	-	(152)	-	-	(152)

Goodwill at June 30, 2009	$12,339	$-	$-	$-	$12,339

Goodwill disposition - due to sale		-	-	-	-

Goodwill at June 30, 2010	$12,339	$-	$-	$-	$12,339

The total amount of goodwill that is deductible for tax purposes is $6,918 and $7,667 at June 30, 2010 and 2009.

The Company recognized impairment on certain goodwill within its Ultraviolet Technologies segment of $4,694 and its Electronics Integration segment of $1,276 for the year ended August 31, 2008 based upon losses incurred within operating units and significant downsizing of personnel and operations

The following table sets forth the gross carrying amount and accumulated amortization of the Company's other intangible assets:

	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Period (in years)

Customer relationships	$4,063	$1,796	$2,267	10
Tradename (not subject to amortization)	590		590
Total	$4,653	$1,796	$2,857

	June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Period (in years)

Customer relationships	$4,063	$1,390	$2,673	10
Tradename (not subject to amortization)	590	-	590
Total	$4,653	$1,390	$3,263

Intangible asset amortization expense is $406, $417, and $1,662, for the fiscal periods ended June 30, 2010 and 2009 and August 31, 2008, respectively. These amounts include loan origination fee amortization of $0, $78, and $542 for the fiscal years ended June 30, 2010 and 2009 and August 31, 2008.

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

Amortization expense on intangible assets currently owned by the Company at June 30, 2010 for each of the next five fiscal years is as follows:

2011	$406
2012	406
2013	406
2014	380
2015	340
2016 and thereafter	329
Total	$2,267

NOTE 8 - DEBT ARRANGEMENTS

The Company’s debt obligations consisted of the following:

	June 30,	June 30,
	2010	2009

Notes payable

Term note due October 28, 2009. Interest is at Prime Rate plus 2%. The note is secured by assets owned by the shareholders.	$-	$250

Term note due in monthly principal installments of $42, plus interest at 4.5% through April 2010. The loan is secured by all of the assets of the Company and is personally guaranteed by the Company’s chairman and majority shareholder.	917	-

Capital leases

Note due in monthly installments of $2 including interest at 5.0% through November 2010. The loan is secured by equipment.	11	36

Total debt obligations	928	286

Less current maturities	(511)	(275)

Long-term portion of outstanding debt	$417	$11

Principal payments due on long-term debt outstanding at June 30, 2010 are approximately as follows:

2011	$511
2012	417
$928

Term Notes

Effective May 29, 2009, the Company entered into a $250 term loan note with a bank. The term loan note matured on October 28, 2009 and incurred interest at the Prime Rate plus 2.0%. The note was collateralized by certain assets of the Company’s majority shareholders. The loan required the Company to maintain a minimum debt service coverage ratio of 1.25 to 1.0 among other covenants. In January 2010, the Company was held harmless on the note and was released from the obligation by the bank.  The amount forgiven of $250 is included in the Company’s Consolidated Statement of Operations as other income for the year ended June 30, 2010.

In May 2010, the Company entered into a $1.0 million term note with a bank. The term loan matures on April 30, 2012 and bears interest at the fixed rate of 4.5%. The note is amortized equally over a 24 month period and therefore requires monthly principal payments of $42. The note is collateralized by substantially all the assets of the Company and is personally guaranteed by the Company’s chairman and majority shareholder. The loan requires the Company to maintain a minimum cash flow coverage ratio of 1.2 to 1.0 and minimum a current ratio of 1.0 at June 30, 2010, escalating to 1.15 and 1.20 at December 31, 2010 and June 30, 2011, respectively.

NOTE 9 - RETIREMENT PLAN

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

NOTE 10 - INCOME TAXES

The reconciliation for the 2010, 2009 and 2008 income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income rate is as follows (in percentages):

	June 30,	June 30,	August 31,
	2010	2009	2008

Tax at U.S. Federal statutory rate	0	34.0	34.0
State and local taxes, net of federal benefit	5.6	5.6	5.6
Change in valuation allowance	(27.6)	(223.6)	(39.6)
	(22.0)	(184.0)	(0.00)

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows:

	Year Ended	Ten Months Ended	Year Ended
	June 30, 2010	June 30, 2009	August 31, 2008
Current:
Federal	$0	$119	$(3,116)
State	68	19	(514)
	68	138	(3,630)
Deferred:
Federal	270	(155)	(378)
State	(23)	(23)	(109)
	247	(178)	(487)

Increase (decrease) in valuation allowance	(577)	(904)	4,196

Net income tax (benefit)	$(262)	$(944)	$79

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

	June 30,	June 30,
	2010	2009

Current:
Allowances for doubtful accounts and inventory	$10	$189
Amortization of intangible assets	317	317
Accrued liabilities and other	1,423	1,244
Noncurrent:
Amortization of intangible assets	3,244	3,575
Depreciation	(75)	(33)
Net operating losses and other carryforwards	4,850	4,803
	9,769	10,095
Valuation allowance	(7,019)	(7,596)
Total deferred tax assets	$2,750	$2,500

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, at June 30, 2010, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of the evidence, both positive and negative, management has determined that a $7,019 and $7,596 valuation allowance at June 30, 2010 and 2009 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance is $577 and $904 for the fiscal years ended June 30, 2010 and 2009, respectively.  The Company has federal net operating loss carryforwards of approximately $13.9 and $12.1 million at June 30, 2010 and 2009 which expire between 2020 and 2024. The state tax operating loss carryforwards are approximately $11.3 and $9.9 million as of June 30, 2010 and 2009, respectively.  The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period.  The Company's capital loss carryforward is approximately $55, which expires during the fiscal year ending June 30, 2011 and 2013.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010 and 2009, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2006 through 2009 remain open to examination by the Internal Revenue Service of the United States.

NOTE 11 - DISCONTINUED OPERATIONS

Effective November 30, 2008, the Company ceased its operations in Kingston Sales Corporation and Telecom Technology Corporation, which were part of the Electronics Integration segment.  The results of the above are reported in discontinued operations in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows as of, and for the year and ten months ending June 30, 2010 and 2009.  The segment results in Note 22 for the ten months ending June 30, 2009 reflect the reclassification of the discontinued operations.  Revenues from discontinued operations were $30 and $992 for the year ended and ten months ended June 30, 2010 and 2009.  The net losses from discontinued operations were $19 and $74 for the year ended June 30, 2010 and ten months ended June 30, 2009.

NOTE 12 – EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock. During the fiscal periods ended June 30, 2010 and 2009 142,117 and 708,800 restricted share units, respectively, were issued under this plan.

NOTE 13 - SHAREHOLDERS’ EQUITY

Common Stock

The following are the details of the Company's common stock as of June 30, 2010 and 2009:

	Number of Shares
	Authorized	Issued	Outstanding	Amount

June 30, 2010
Common stock, $0.10 par value	150,000,000	12,300,486	12,224,290	$1,206

June 30, 2009
Common stock, $0.10 par value	150,000,000	12,158,369	12,082,173	$1,187

There were 142,117 shares issued during the year ended June 30, 2010. These shares were issued upon board approval as compensation during the current fiscal year.

At June 30, 2010 the Company had 286,363 outstanding warrants issued as part of the Laurus transaction and 2,200,000 warrants outstanding to the Chairman of the Company as a result of the Disposition of assets described in Note 2.

Preferred Stock

The following are the details of the Company's non-voting preferred stock as of June 30, 2010 and 2009:

	Number of Shares
	Authorized	Issued	Outstanding	Amount
June 30, 2010
Preferred stock, Series A $0.10 par value	1,000,000	66,180	-	$-
Preferred stock, Series B $0.10 par value	1,000,000	79,180	-	-
Preferred stock, Series C $0.10 par value	1,000,000	296,180	296,180	$29,618

June 30, 2009
Preferred stock, Series A $0.10 par value	1,000,000	66,180	-	$-
Preferred stock, Series B $0.10 par value	1,000,000	79,180	-	-
Preferred stock, Series C $0.10 par value	1,000,000	296,180	296,180	$29,618

The shares issued are single class and pay on a monthly basis an annual cash dividend of $5 per share in years ending November 30, 2009 and 2010, $6 per share in the year ending November 30, 2011 and $7 per share thereafter. Dividends of $398, $198 and $546 were paid for the fiscal periods ended June 30, 2010 and 2009 and August 31, 2008, respectively.

Effective July 1, 2009, the Series C Preferred Stock annual dividend was modified to $2 per share in the years ending June 30, 2010 and 2011, $5 per share in the year ending June 30, 2012, $6 per share in the year ending June 30, 2013 and $7 per share thereafter.

Treasury Stock

During the fiscal year ended June 30, 2010, the Company purchased 48,263 shares of its common stock at a cost of $3.75 per share as contractually obligated pursuant to put options outstanding from the purchase of ESG (and related entities) in March 2007. There were a total of 217,143 shares eligible to be put to the Company per the terms of the purchase agreement. Substantially, all of the shares were put to the Company on March 1, 2010. The Company negotiated with the two of the put holders which held an aggregate of 168,880 of the puts for extended payment terms on the contractual obligation. The remaining contractual obligation of $248 is included in current liabilities at June 30, 2010. This contractual obligation will be paid out in monthly payments through December 31, 2010. These shares are held as collateral by the put holders until the final payment is made on December 31, 2010, and therefore have not been included in treasury stock at the current fiscal year end.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Significant components of accumulated other comprehensive income is as follows:

	Foreign Currency Adjustments	Accumulated Other Comprehensive Income

Balance at August 31, 2008	192	192

Period change	(192)	(192)

Balance at June 30, 2009	-	-

Period change	-	-

Balance at June 30, 2010	$-	$-

The net tax effect of the unrealized gain (loss) after consideration of the valuation allowance is insignificant and is not included in deferred tax assets or accumulated other comprehensive income (loss).

NOTE 15 - PER SHARE DATA

The following presents the computation of basic income (loss) per share and diluted income (loss) per share:

	Year Ended	Ten Months Ended	Year Ended
	June 30,	June 30,	August 31,
	2010	2009	2008

Net Income (Loss) Available to Common Shareholders	$828	$446	$(19,581)

Basic Income (Loss) from Continuing Operations	$0.07	$0.05	$(1.72)

Basic Income (Loss) from Discontinued Operations	-	$(0.01)	$0.00

Basic Income (Loss) per Common Share	$0.07	$0.04	$(1.72)

Basic Weighted Average Shares Outstanding	12,177,741	11,853.96	11,391,130

Diluted Income (Loss) from Continuing Operations	$0.06	$0.04	$(.72)

Diluted Income (Loss) from Discontinued Operations	-	$(0.01)	$0.00

Diluted Income (Loss) per Common Share	$0.06	$0.03	$(1.72)

Diluted Weighted Average Shares Outstanding	14,687,904	13,824,520	11,719,806

NOTE 16 - OPERATING LEASE COMMITMENTS

Property Lease Commitments

Segment	Location(s)	Description
Business Solutions	Richmond, IN (1); Brentwood, TN (2); Provo, UT (3); Tucson, AZ (4); Loveland, CO (5)	Offices
Corporate	Indianapolis, IN (6)	Offices

(1)
The lease on this property is with the former Chief Operating Officer of the Company.  The operating lease agreement provides for monthly base rent of $2 through August 31, 2010, with nominal annual increases. This lease was renewed for a one-year period through August 2011.

(2)
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

(4)
The Company maintains an operating lease agreement that provides for monthly base rent of $4 through February 2015 and is increased 4% annually. The lessee has the right to terminate the lease at its election after a three year period with minimum penalty. The lessor pays most expenses related to repairs, maintenance, property taxes, and insurance.  The lessor is required to carry minimal amounts of insurance.

(5)
The Company maintains an operating lease agreement that provides for monthly base rent of $2 through January 31, 2014.  The lessee pays most expenses related to repairs, maintenance, property taxes, and insurance.  The lessor is required to carry minimal amounts of insurance.

(6)
The Company maintains an operating lease agreement with a limited liability Company that is owned by the majority shareholders.  The operating lease agreement provides for monthly base rent of $10 through August 2013, adjusted annually to fair market value.  The agreement also includes a one-year renewal option.

Rent expense under these agreements amounted to $740, $793 and $2,643 for the fiscal periods ending June 30, 2010, June 30, 2009 and August 31, 2008.

Future minimum commitments under these agreements at June 30, 2010 are approximately as follows:

	Facilities	Equipment
2011	$733	$9
2012	610	5
2013	370	5
2014	144	1
2015	36	-
	$1,893	$20

NOTE 17 - RELATED PARTY TRANSACTIONS

The following is a summary of related party amounts included in the consolidated balance sheets at June 30, 2010 and 2009, respectively:

	June 30,	June 30,
	2010	2009
Assets:
Long-term note receivable	$2,536	$2,546

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

The following is a summary of related party amounts included in the consolidated statements of operations for the fiscal periods ending June 30, 2010 and 2009, August 31, 2008, respectively:

	June 30,	June 30,	August 31,
	2010	2009	2008
Revenues:
Business Solutions (1)	$720	$461	$-
Electronics Integration (10)	30	5	15
Total	$750	$466	$15

Expenses:
Business Solutions (2)	$394	$356	$412
Wireless Infrastructure (3) (4)	-	39	204
Transportation Infrastructure (5)	-	75	300
Ultraviolet Technologies (6)	-	21	84
Electronics Integration (3)	-	44	156
Holding Company (7) (8) (9) (11)	120	410	1,564
Total	$514	$945	$2,720

(1)	During the fiscal years ended June 30, 2010 and 2009, the Company’s CSM and PSM subsidiaries performed $720 and $461 worth of services for businesses owned by the Company’s majority shareholder.
(2)
The Company’s PSM subsidiary holds a lease for an office building in Richmond, IN from a former Chief Operating Officer of the Company. The lease is for a period of five years and expires in August 2010. The lease was renewed for a one year period ending August 2011. The agreement provides for base rent of $2 per month with nominal annual increases. Rent and related expense of $29, $39, and $45 were recognized for the fiscal periods ended June 30, 2010 and 2009 and August 31, 2008, respectively. The Company’s ESG subsidiary is entered into a lease agreement for an office building in Provo, Utah which is leased from a limited liability company in which ESG’s former President is a member of the limited liability company. The lease is due to expire January 31, 2012. Rent and related expense of $340, $267 and $307 were recognized for the fiscal periods ended June 30, 2010 and 2009 and August 31, 2008, respectively.  The Company’s ESG subsidiary held a lease for an office building in Tucson, AZ from a Company owned by a former employee. Rent and related expenses of $25, $50, and $60 were recognized for the fiscal periods ended June 30, 2010 and 2009 and August 31, 2008, respectively. The lease expired in January 2010.

(3)
The Company maintained an operating lease agreement for the rental of a building with a limited liability company owned by the Company’s two majority shareholders.  A majority of the Company’s subsidiaries maintain offices and or warehouse space in the facility. The lease agreement includes a ten-year term with one option to extend the lease term for a one-year period.   The agreement provides for a monthly base rent of $28 per month.  The base rent shall be adjusted annually to fair market value. In addition, the Company shall pay certain expenses including taxes, assessments, maintenance and repairs.  Rent and related expenses of $0, $83, and $348 were recognized for the fiscal periods ended June 30, 2010 and 2009 and August 31, 2008, respectively. The lease was terminated on November 30, 2008.

(4)
The Company’s Fortune Wireless subsidiary maintains an operating lease agreement for rental of a building with a limited liability company consolidated by the Company as a variable interest entity and owned by the Company’s two majority shareholders. The operating lease agreement provides for monthly base rent of $4 through April 30, 2011, adjusted annually to fair market value. Rent and related expenses of $11 and $46 were recognized for the years ended August 31, 2008 and 2007, respectively. The lease was terminated on November 30, 2008.

(5)
The Company’s JH Drew subsidiary maintains an operating lease agreement for rental of three buildings located in Indiana, Tennessee and Missouri with a limited liability company owned by the Company’s two majority shareholders. The lease agreement includes a five year term with one option to extend the lease term for a one year period and provides for base rent of $25 per month. The base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs. Rent and related expenses of $0, $75, and $300 were recognized for the fiscal periods ended June 30, 2010 and 2009 and August 31, 2008, respectively. The lease was terminated on November 30, 2008.

(6)
The Company’s Nor-Cote subsidiary maintains an operating lease agreement for rental of a building with a limited liability company owned by the Company’s two majority shareholders. The agreement provides for monthly base rent of $7 and expires in August 2009. The base rent shall be adjusted annually to fair market value. The Agreement also includes one renewal option, which allows the Company to extend the lease term for an additional year. Rent and related expenses of $0, $21 and $84 were recognized for the fiscal periods ended June 30, 2010 and 2009 and August 31, 2008, respectively. The lease was terminated on November 30, 2008.

(7)
The Company maintains an operating lease agreement for the rental of a building with a limited liability company owned by the Company’s majority shareholder. The lease agreement includes a ten year term with one option to extend the lease term for a one year period. The agreement provides for a monthly base rent of $88 per month. The base rent shall be adjusted annually to fair market value. In addition the Company shall pay certain expenses including taxes, assessments, maintenance and repairs. Rent and related expenses of $0, $263, and $976 were recognized for the fiscal periods ended June 30, 2010 and 2009 and August 31, 2008, respectively. The lease was terminated on November 30, 2008.

(8)
The Company entered into various unsecured line of credit agreements with its majority shareholder.  Interest expense recognized on these agreements amounted to $0, $7 and $438 for the fiscal periods ending June 30, 2010 and 2009 and August 31, 2008, respectively. There were no outstanding credit agreements in place as of June 30, 2010.

(9)
Guarantee fees approved by the Company’s Board of Directors were paid during the fiscal periods ending June 30, 2009 and August 31, 2008 to the Company’s Chief Executive Officer in the amount of $100 and $150. The fees were associated with the Chief Executive Officer providing personal guarantees for a substantial portion of the Company’s debt obligations.  The Guarantee fees were discontinued during the 2009 fiscal year and therefore there were no such fees incurred or paid in the fiscal year ended June 30, 2010.

(10)	The Company’s discontinued electronics integration operations sold inventory as part of its liquidation of the discontinued operations to a company owned by the majority shareholder.
(11)
The Company maintains an operating lease agreement for the rental of a building with a limited liability company owned by the Company’s majority shareholder.   The lease agreement runs through August 2013. The agreement provides for a monthly base rent of $10 per month.  The base rent shall be adjusted annually to fair market value.   Rent and related expenses of $120, $40 and $0 were recognized for the fiscal periods ending June 30, 2010 and 2009 and August 31, 2008, respectively.

Other Related Party Transactions

Over the last several fiscal years, the Company’s majority shareholders entered into various put/call option agreements (“option agreements”) with the Company’s common stock. Option agreements with these shareholders were included in the acquisitions of Nor-Cote, PSM, and CSM.  The put/ call options ranged in price from $1 to $4 per common share.  During fiscal year 2008, the majority shareholders acquired 102,843 shares of the Company’s commons stock related to option agreements with CSM for approximately $1,062.  During fiscal 2007, the majority shareholders acquired 2,489,000 shares of the Company’s common stock related to option agreements with Nor-Cote and PSM for approximately $12,050.

In conjunction with the acquisition of PEM, the Company’s majority shareholder individually entered into an agreement in which the sellers may put 258,824 shares issued at closing to the majority shareholders during the thirty (30) day period that began on February 1, 2009.

On September 25, 2009, the Board of Directors approved the Chairman’s request to utilize approximately $8.15 million of the Company’s capital loss carryforward for individual tax purposes related to the Chairman’s personal loss on indebtedness associated with the sales transaction as described in Note 2.  The transaction had no effect on assets, liabilities, shareholders’ equity and net income as the Company had established that the capital loss carryforwards presented no material value to the Company and therefore have not been included in the calculation of deferred tax assets.

NOTE 18 - SIGNIFICANT ESTIMATES

Significant estimates have been made by management with respect to the realizability of the Company’s deferred tax assets. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term. The net increase (decrease) in the valuation allowance for deferred income tax assets was $(577), $(904) and $4,196 for the fiscal years ended June 30, 2010 and 2009 and August 31, 2008, respectively. The valuation allowance relates primarily to net operating loss carryforwards, tax credit carryforwards, and net deductible temporary differences. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to ASC 740, including the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company’s earnings history and the Company’s near-term earnings expectations. At June 30, 2010, management believes it is more likely than not that a significant portion of net deferred income tax assets will not be realized in the next few years.

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

The Company has one customer that accounted for approximately 12% of net revenues for the year ended June 30, 2010.

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

Restricted Cash

Certain states and vendors require the Company to post letters of credit to ensure payment of taxes or payments to the Company’s vendors under workers’ compensation contracts and to guarantee performance under the Company’s contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. The Company does not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of June 30, 2010 and 2009, the Company had approximately $2.8 and $3.1 million in restricted cash primarily to secure obligations under its workers compensation contracts in the Business Solutions segment.

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited consolidated operating results by quarter for the fiscal periods ended June 30, 2010 and 2009:
	For the Three Months Ended
	September 30,	December 31,	March 31,	June 30,
2010:
Revenues	$14,829	$14,985	$15,319	$15,561
Gross Profit	3,401	3,186	2,635	3,404
Net income (loss) available to common shareholders	660	186	(176)	158
Basic earnings (loss) per share – continuing operations	0.05	0.02	(0.01)	0.01
Basic earnings (loss) per share – discontinued operations	-	-	-	-
Basic earnings (loss) per share	0.05	0.02	(0.01)	0.01
Diluted earnings (loss) per share – continuing operations	0.05	0.01	(0.01)	0.01
Diluted earnings per share – discontinued operations	-	-	-	-
Diluted earnings (loss) per share	0.05	0.01	(0.01)	0.01

	For the Three Months Ended			For the One Month Ended*
	November 30,	February 28,	May 31,	June 30,
2009:
Revenues	$36,165	$16,428	$15,393	$4,920
Gross Profit	7,112	3,309	3,093	362
Net income available to common shareholders	44	15	10	377
Basic earnings per share – continuing operations	0.01	0.00	0.00	0.04
Basic earnings per share – discontinued operations	(0.01)	0.00	0.00	0.00
Basic earnings per share	0.00	0.00	0.00	0.04
Diluted earnings per share – continuing operations	0.00	0.00	0.00	0.03
Diluted earnings per share – discontinued operations	0.00	0.00	0.00	0.00
Diluted earnings per share	0.00	0.00	0.00	0.03

* Fourth quarter ending June 30, 2009 was a one month quarter due to the Company changing its fiscal year end from August 31 to June 30.

NOTE 22 - SEGMENT INFORMATION

As of November 30, 2008, Management determined that the Company operates in only one business segment and therefore no segment information is presented for the fiscal year ended June 30, 2010.

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

Segment & Entity	Business Activity

Business Solutions
Professional Staff Management, Inc. and related entities; CSM, Inc. and subsidiaries; Precision Employee Management, LLC; and Employer Solutions Group, Inc. and related entities	Provider of outsourced human resource services

Wireless Infrastructure
Fortune Wireless, Inc.; Magtech Services, Inc.; Cornerstone Wireless Construction Services, Inc.; James Westbrook & Associates, LLC	Provider of turnkey development services for deployment of wireless networks

Transportation Infrastructure
James H. Drew Corp. and subsidiaries	Installer of fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel

Ultraviolet Technologies
Nor-Cote International, Inc. and subsidiaries	Manufacturer of UV curable screen printing ink products

Electronics Integration
Kingston Sales Corporation; Commercial Solutions, Inc.; Telecom Technology Corp.	Distributor and installer of home and commercial electronics

The following tables report data by segment and exclude revenues from transactions with other operating segments:

	Business	Wireless	Transportation	Ultraviolet	Electronics	Holding
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Company	Totals
Ten months ended June 30, 2009
Revenue	$53,482	$3,312	$12,090	$2,771	$1,251	$-	$72,906
Cost of revenue	43,317	2,458	10,747	1,596	912	-	59,030
Gross profit	10,165	854	1,343	1,175	339	-	13,876
Operating expenses
Selling, general and administrative	9,251	650	781	1,320	238	358	12,598
Depreciation and amortization	548	11	5	59	1	242	866
Total operating expenses	9,799	661	786	1,379	239	600	13,464

Segment operating income (loss)	$366	$193	$557	$(204)	$100	$(600)	$412

(1)       Gross billings of $456,813 less worksite employee payroll costs of $403,331.

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Total
Year ended August 31, 2008
Revenue	$74,894	$15,683	$43,757	$11,965	$12,094	$158,393
Cost of revenue	61,459	11,991	39,005	6,904	11,119	130,478
Gross profit	13,435	3,692	4,752	5,061	975	27,915
Operating expenses
Selling, general and administrative	14,079	4,177	3,861	4,956	2,300	29,373
Depreciation and amortization	1,267	153	24	322	47	1,813
Impairment	2,296	-	-	5,168	1,276	8,740
Total operating expenses	17,642	4,330	3,885	10,446	3,623	39,926

Segment operating income (loss)	$(4,207)	$(638)	$867	$(5,385)	$(2,648)	$(12,011)

	Holding	Consolidated	VIE
	Company	VIE	Elimination	Totals
Year ended August 31, 2008 (Continued)
Revenue	$-	$1,725	$(1,719)	$158,399
Cost of revenue	-	-	-	130,478
Gross profit	-	1,725	(1,719)	27,921
Operating expenses
Selling, general and administrative	3,411	37	(1,719)	31,102
Depreciation and amortization	776	193	-	2,782
Impairment	-	-	-	8,740
Total operating expenses	4,187	230	(1,719)	42,624

Segment operating income (loss)	$(4,187)	$1,495	$-	$(14,703)

(1) Gross billings of $610,453 less worksite employee payroll costs of $535,559.

	Business	Electronics	Holding
	Solutions	Integration	Company	Totals
As of June 30, 2009 (Audited)
Current Assets
Cash and equivalents	$1,472	$-	$64	$1,536
Restricted cash	3,292	-	-	3292
Accounts receivable, net	2,619	-	3	2,622
Inventory, net	13	-	-	13
Deferred tax asset	1,250	-	-	1,250
Prepaid expenses and other current assets	1,493	-	(10)	1,483
Assets of discontinued operations, net	-	112	-	112
Total Current Assets	10,139	112	57	10,308

Other Assets
Property, plant & equipment, net	489	-	275	764
Deferred tax asset	1,250	-	-	1,250
Goodwill	12,339	-	-	12,339
Other intangible assets, net	3,263	-	-	3,263
Term note receivable-related party	-	-	2,546	2,546
Other long term assets	22	-	21	43
Total Other Assets	17,363	-	2,842	20,205

Total Assets	$27,502	$112	2,899	30,513

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer recognizes that, because the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and also is subject to other inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer conclude that as of June 30, 2010 the Company’s Disclosure Controls are effective to provide reasonable assurance that information relating to the Company that is required to be disclosed by us in the reports we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

It should be noted that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Company and Corporate Governance

Directors of the Company

The following table sets forth the name and age of each Director, indicating all positions and offices with us currently held by each Director.

Name	Principle Position and Role (Age)	Director Since

Carter M. Fortune	Treasurer, Chairman of the Board (69)	2002
P. Andy Rayl	Director, Chief Operating Officer (38)	2005
David A. Berry	Independent Director, Audit Committee Member (57)	2002
Patrick Ludwig	Independent Director (45)	2008

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

P. Andy Rayl was elected to the Company’s Board on May 17, 2005. Mr. Rayl also served as Chairman of the Company’s Audit Committee until May 8, 2008 when he was appointed as Chief Operating Officer. Mr. Rayl has served as the Chief Financial Officer and Director of Operations for Technuity, Inc. (“Technuity”) since October 2002 through May 2008. From October 2000 to October 2002, he served as Controller and Vice President of Finance of Technuity. Technuity was a virtual manufacturer of battery products and related accessories. From 1999 through November 2007, Technuity experienced significant growth in the consumer electronics retail channel and along with winning distinction as an Ernst & Young Entrepreneur of the Year in 2002, was also named one of the ten fastest growing private companies in Indiana in both 2002 and 2004. Mr. Rayl also served as Chief Financial Officer of Batteries.com, LLC (“Batteries.com”) from December 2004 through November 2007. Batteries.com was a retailer of battery products and accessories to the general public via the internet. Prior to joining Technuity, Mr. Rayl was employed as a Certified Public Accountant by Ernst & Young, LLP where he specialized in providing auditing and assurance services for fast growing private and public start-up companies. Mr. Rayl graduated with honors with a Bachelor of Science degree in accounting from Indiana University.

David A. Berry was elected to the Fortune Industries Board of Directors on November 1, 2002. He serves as head of the company’s Audit Committee. Mr. Berry began his professional career by starting his own underground and aerial utility construction company in 1978, which he had grown into a national company with operations from Maine to California. He sold the company in 1984. Mr. Berry then started OSP Engineering (OSP), an outside and inside plant telecommunications engineering company, designing telephone, cable TV and electrical systems for AT&T, Indiana Bell Telephone and Indiana Bell Communications. Mr. Berry again grew the OSP into a regional company, with customers thought the Midwest, which he sold in 1990. Mr. Berry was one of the founding members of Citimark Communications, a shared tenant services telephone company; he sold his interest to his partners and form Shared Telcom Services (STS) in 1995. Mr. Berry grew STS (via acquisition) into the third largest regional Competitive Local Exchange Carrier (CLEC) behind Ameritech and AT&T. He then sold the company in 2000 to a large national Utility. Mr. Berry has been retired since 2001 and is currently an independent consultant pursuing multiple business ventures.

Patrick Ludwig was appointed to the Company's Board on November 17, 2008.  Mr. Ludwig retired as President of Kenra, LTD, an Indianapolis-based hair care products company, in 2009.  He had been with Kenra since 1995.  Prior to Kenra, Mr. Ludwig worked for a Minnesota-based hair care distributor.  Mr. Ludwig graduated from Arizona State University with a Bachelor of Science degree in History.

Executive Officers of the Company

The executive officers of the Company are as follows:

Name	Age	Position

Tena Mayberry	46	Chief Executive Officer and President
P. Andy Rayl	38	Chief Operating Officer
Randy Butler	50	Chief Financial Officer

Each executive officer serves, in accordance with the by-laws of the Company, until the annual meeting of the Board of Directors.

Tena Mayberry was elected President of the Company on April 13, 2009, and Chief Executive Officer of the Company on January 15, 2010, replacing John F. Fisbeck who resigned and the Company’s Chief Executive Officer on January 15, 2010.  Ms. Mayberry was named president of Century II, a subsidiary of the Company, in 2007, after serving four years as Chief Operating Officer, two years as a senior vice president, and four years as vice president.  Prior to joining Century II, Ms. Mayberry served in management positions with Contract Sales Managers, Kroger Co. and Norrell Temporary Services.  Ms. Mayberry graduated from Tennessee Technological University with a Bachelor of Science degree in marketing and business management.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain such reporting persons that no Form 5’s were required for such persons, the Company believes that, for the fiscal period ended June 30, 2010, its officers, Directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements.

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

SHAREHOLDER PROPOSALS

Any of our shareholders wishing to have a proposal considered for inclusion in our 2011 proxy solicitation materials must set forth such proposal in writing to be received at our corporate office no later than December 1, 2010. In addition, any shareholder wishing to nominate a candidate for Director or propose other business at the Annual Meeting must generally give us written notice on or before December 1, 2010, and the notice must provide certain specific information as pursuant to Rule 14a-8 of the rules promulgated under the Exchange Act must comply with the advance notice provisions and other requirements of our bylaws, which are on file with the SEC and may be obtained from our corporate office upon request. Our Board will review any shareholder proposals that are filed as required and will determine whether such proposals meet applicable criteria for inclusion in our 2011 proxy solicitation materials or consideration at the 2011 Annual Meeting. In addition, we retain discretion to vote proxies on matters of which we are not properly notified at our principal executive offices on or before the close of business on January 2, 2011, and also retain that authority under certain other circumstances. These procedures remain unchanged from those last reported in the Company’s Schedule 14A, except for the notice dates set forth above.

THE AUDIT COMMITTEE

The Company maintains an Audit Committee that is currently composed of one member, David A. Berry, who is not an officer or employee of the Company or any parent or subsidiary of the Company. Further, Mr. Berry does not have any other material relationship with the Company that would interfere with his exercise of independent judgment. The Board has determined that Mr. Berry is "independent" and "financially sophisticated" as such terms are defined by the NYSE Amex.

The Company’s Board has determined that David Berry qualifies as an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K adopted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Mr. Berry has years of experience in reading, interpreting and analyzing financial statements in his roles as more fully described in the above biographical information. Mr. Berry also qualifies as "independent" as that term is used in Item 7(d) (3) (IV) of Schedule 14A of the Exchange Act.

Effective December 2009, Mr. Rick Snow resigned from the Company’s Board of Directors and Audit Committee. Mr. Snow’s resignation was not due to a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective May 2010, Ms. Julia Reed resigned from the Company’s Board of Directors and Audit Committee. Ms. Reed’s resignation was not due to a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. As a result of Ms. Reed’s resignation, the Company does not meet the minimum audit committee requirements of the NYSE Amex guidelines. Therefore by letter dated July 2, 2010 the Company was notified by the NYSE Amex that it is not in compliance with Section 803(B)(2)(c) of the NYSE Amex Company Guide, in that the Company’s audit committee is not comprised of at least two independent directors. Pursuant to Section 803(B)(6) of the Company Guide, the Company has until the earlier of its next annual shareholders’ meeting or one year from the occurrence of the event that caused the failure to comply with the requirement to regain compliance. The Company is currently interviewing potential candidates for the position of independent director and audit committee member and expects to have this position filled by the required timeframe.

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

The Company, due to its status as a “Controlled Company’ under the regulations of the NYSE Amex, is not required to have separate nominating or compensation committees and does not have such committees. The Company’s full Board of Directors regularly meets to analyze whether the compensation for the Company’s executive officers is aligned with the Company’s objectives for executive compensation. In the event the compensation of Ms. Mayberry and Mr. Rayl are under consideration then, because Mr. Rayl is also a Company Director as well as Chief Operating Officer, they are excluded from those discussions. Currently, the Company’s only executive officers are its Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.

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

Chief Executive Officer Compensation

The Company’s Board of Directors considered a variety of factors when determining the compensation to be paid to the Company’s Chief Executive Officer, Mr. Fisbeck, during the fiscal period ended June 30, 2010. Among the factors considered by the Board of Directors was Mr. Fisbeck’s performance, the scope of his responsibilities to the Company, and his leadership value and skills. At the start of fiscal year 2010, Mr. Fisbeck was paid a base salary of $300,000.  Effective January 15, 2010, the Board of Director’s accepted Mr. Fisbeck’s resignation as Chief Executive Officer of the Company.

Tena Mayberry who accepted the position as Chief Executive Officer of the Company on January 15, 2010 in addition to her role as President.  Ms. Mayberry was paid $180,000 in salary during the fiscal year ended June 30, 2010 pursuant to her employment contract.  The Board of Directors based Ms. Mayberry’s compensation on her record of performance for other companies and for the skills and expertise that she offered the Company. The Board of Directors also considered salaries paid to comparable executives by peer companies.

Chief Financial Officer Compensation

Randy Butler was paid $130,000 in salary during the fiscal period ended June 30, 2010 pursuant to his employment agreement.  The Board of Directors based Mr. Butler’s compensation on his record of performance for other companies and for the skills and expertise that he offered the Company. The Board of Directors also considered salaries paid to comparable executives by peer companies.

Chief Operating Officer Compensation

P. Andy Rayl was paid $105,000 in salary during the fiscal period ended June 30, 2010. The Board of Directors based Mr. Rayl’s compensation on his record of performance for other companies and for the skills and expertise that he offered the Company. The Board of Directors also considered salaries paid to comparable executives by peer companies.

Compensation for Named Executives

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company’s past three fiscal periods ended June 30, 2010 and 2009 and August 31, 2008 by our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer. The Company had no other executive officers during fiscal 2010.

EXECUTIVE COMPENSATION TABLE

	Fiscal Period
	Ended
	June 30, 2010 and 2009 and	Annual Salary	Annual Bonus	Stock	Other
Name and Principal Position	August 31, 2008	Compensation	Compensation	Awards	Compensation		Total
John F. Fisbeck, CEO (1)	2010	$180,000	$-	-	$-		$180,000
	2009	$300,000	$-	$50,000	$150,400	(2)	$500,400
	2008	$600,000	$-	-	$150,400	(2)	$750,400
P. Andy Rayl, COO (3)	2010	$105,000	$-	-	$-		$105,000
	2009	$95,000	$-	$50,000	$-		$145,000
	2008	$58,731	$-	-	$-		$58,731
Garth D. Allred, CFO (4)	2010	$-	$-	-	$-		$-
	2009	$102,974	$-	-	$-		$102,974
	2008	$170,000	$65,000	-	$-		$235,000
Tena Mayberry, CEO (5)	2010	$180,000	$20,000	-	$-		$200,000
	2009	$41,538	$-	-	$-		$41,538
	2008	$-	$-	-	$-		$-
Randy Butler, CFO (6)	2010	$130,000	$-	-	$-		$130,000
	2009	$30,000	$-	-	$-		$30,000
	2008	$-	$-	-	$-		$-

(1)	John Fisbeck’s term as the Company’s CEO ended on January 15, 2010, when he resigned from the Company.

(2)	Mr. Fisbeck received guarantee fees in connection with his personal guarantees for Company debt benefiting the Company.

(3)	P. Andy Rayl began his term as the Company’s COO on May 8, 2008.

(4)	Garth Allred was employed as the Company’s CFO from September 14, 2007 to April 2, 2009.

(5)	Tena Mayberry began her term as the Company’s President on April 13, 2009 and as the Company’s CEO on January 1, 2010.

(6)	Randy Butler began his term as the Company’s Chief Financial Officer on April 2, 2009.

Grant of Plan Based Awards

In exchange for modifying their employment agreements and agreeing to salary reductions effective January 2009, the Company issued 200,000 shares of common stock each to the CEO and COO. No other plan-based awards were made to the named executive officers during the fiscal period ended June 30, 2010 and 2009.

Outstanding Equity Awards

There was no outstanding equity awards for the named executive officers as of the end of the fiscal period ended June 30, 2010.

Option Exercises and Vested Stock

There were no option/SAR exercises during the fiscal period ended June 30, 2010 by any of the named executive officers and there are currently no outstanding unexercised options or SARs held by any of the named executive officers.

Pension Benefits

None of the named executive officers held any pension benefits as of the end of the fiscal period ended June 30, 2010.

Non-Qualified Deferred Compensation Plans

None of the named executive officers was the beneficiary of any non-qualified deferred compensation plan during the fiscal period ended June 30, 2010.

Compensation of Directors

The following table sets forth the compensation paid to all Directors of the Company during the fiscal period ended June 30, 2010. The table does not include compensation paid to John Fisbeck in his role as CEO or P. Andy Rayl in his role as COO. This compensation is set forth above in the Executive Compensation Table:

DIRECTOR COMPENSATION TABLE

	Fees Earned or	All Other
Name	paid in Cash	Compensation	Total

Carter M. Fortune	$-	$-	$-
P. Andy Rayl	$-	$-	$-
David A. Berry	$12,000	$-	$12,000
John F. Fisbeck	$-	$-	$-
Rick Snow	$4,000	$-	$4,000
Julia Reed	$-	$-	$-
Patrick Ludwig	$-	$-	$-

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

Compensation Committee Interlocks and Insider Participation

There were no compensation committee interlocks or insider participation during the fiscal period ended June 30, 2010.

Compensation Committee Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis set forth above and based upon this review and discussions the Board of Directors has recommended inclusion of that Compensation Discussion and Analysis in this Annual Report on Form 10-K.

Carter M. Fortune
P. Andy Rayl

David A. Berry
Patrick Ludwig

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Shares Authorized for Issuance under Equity Compensation Plans

The following information presents a summary of the Company’s equity compensation plans as of June 30, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity Compensation Plan Approved by Shareholders (1)	965,567	$0.00	34,433
Total	965,567	$0.00	34,433

(1)	Includes the 2006 Equity Incentive Plan

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of June 30, 2010 with respect to the only persons or groups known to the Company who may be deemed to beneficially own more than five percent of the Company’s voting securities (i.e. Common Stock).

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Common Stock	Carter M. Fortune 6402 Corporate Drive Indianapolis, IN 46278	7,344,687	(2)	60%

Common Stock	John F. Fisbeck 6402 Corporate Drive Indianapolis, IN 46278	1,128,700		9%

(1)
As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after June 30, 2010. "Beneficial ownership" also includes that ownership of shares that may be imputed to any control group of the Company.

(2)
As the sole member of 14 West, LLC, Carter M. Fortune has sole voting and dispositive power over 1,259,834 (10.3%) shares of the Company’s Common Stock held by that entity, therefore 1,259,834 shares are included within the beneficial holdings of Mr. Fortune in the above table.

Security Ownership of Management

The following table sets forth information as of June 30, 2010 with respect to (i) each current Director, (ii) all individuals currently serving as the Company’s executive officers (as defined in Item 402(a)(3) of Regulation S-K) as of the above date, and (iii) all current Directors and all such executive officers as a group. Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities. An asterisk (*) indicates beneficial ownership of less than one percent.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Common Stock	Carter M. Fortune 6402 Corporate Drive Indianapolis, IN 46278	7,344,687	(2)	60%

Common Stock	David A. Berry 6402 Corporate Drive Indianapolis, IN 46278	10,000		*

Common Stock	Tena Mayberry 6402 Corporate Drive Indianapolis, IN 46278	20,000		*

Common Stock	Randy Butler 6402 Corporate Drive Indianapolis, IN 46278	10,000		*

Common Stock	P. Andy Rayl 6402 Corporate Drive Indianapolis, IN 46278	173,295		1%

Common Stock	Patrick Ludwig 6402 Corporate Drive Indianapolis, IN 46278	20,000		*

Common Stock	All current executive officers and Directors as a group	7,577,982		62%

(1)
As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after June 30, 2010.

(2)
As the sole member of 14 West, LLC, Carter M. Fortune has sole voting and dispositive power over 1,259,834 (10.3%) shares of the Company’s Common Stock held by that entity, therefore 1,259,834 shares are included within the beneficial holdings of Mr. Fortune in the above table.

CHANGES IN CONTROL

The Company knows of no arrangements the operation of which may at a subsequent date result in a change of control.

Our majority shareholder has pledged his ownership holdings in the Company up as collateral on certain personal debt obligations. If our majority shareholder were to default on these debt obligations and the collateral is called upon by the lending institution, it could result in a potential change in control of the Company if the default may not be cured by the majority shareholder through some other means.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company holds various operating leases for the rental of properties with Fisbeck-Fortune Development, LLC, a Company owned by its majority shareholder, the Chairman of the Board. The Company pays certain expenses including taxes, assessments, maintenance and repairs under terms of the leases. Rent expense of $120 was recognized in fiscal period 2010 under these agreements.

The Company’s PSM subsidiary holds one lease for the rental of a property in Richmond, IN from Harlan M. Schafir, the Company’s former COO and Director. The lease is for five-year terms with options to extend terms. The leases provide for base rent of $2,000 per month with nominal annual increases. Rent and related expense of $29 was recognized in fiscal period 2010 under these agreements.

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

As part of the terms of the sales transaction, the Company issued the majority shareholder 2.2 million warrants with a ten year term and an exercise price of $ ..40 per share.

Item 14. Principal Accountant Fees and Services.

Our financial statements for the fiscal period ended June 30, 2010 were certified by Somerset CPA’s, P.C. (“Somerset”). The following table sets forth the aggregate fees billed to the Company by Somerset:

	Fiscal 2010	Fiscal 2009

Audit Fees	$285,000	$400,000
Audit Related Fees	105,000	100,000
Tax Fees	260,000	195,000
All Other Fees	-	-
	$650,000	$695,000

Audit Fees: The aggregate fees billed in each of the fiscal periods ended June 30, 2010 and 2009 2008 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. These fees also include five statutory audits for certain wholly owned subsidiaries of the Company.

Audit Related Fees: The aggregate fees billed in each of the fiscal periods ended June 30, 2010 and 2009 for professional services rendered by the principal accountant for audit related fees including, primarily, consultations on various accounting and reporting matters.

Tax Fees: The aggregate fees billed in each of the fiscal periods ended June 30, 2010 and 2009 for professional services rendered by the principal accountant for tax compliance Federal and State advice.

All Other Fees: For the fiscal periods ended June 30, 2010 and 2009, the Company was not billed any additional fees for services by Somerset other than the services covered under the captions "Audit Fees", "Audit Related Fees" and "Tax Fees" above.

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

POLICIES RELATED TO PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has pre-approval policies and procedures, pursuant to which the Audit Committee approves the audit and permissible non-audit services provided by Somerset. The Audit Committee’s pre-approval policy is as follows: consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee, some such services require specific approvals, whereas other services are granted general pre-approval. All requests or applications for services to be provided by the independent registered public accounting firm that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer and must include a detailed description of the services to be rendered. The Chief Financial Officer will determine whether such services are included within the list of services that have received the general pre-approval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor. Requests or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the Securities and Exchange Commission‘s (“SEC’s”) rules on auditor independence. The Chief Financial Officer will immediately report any breach of this policy that comes to the attention of the Chief Financial Officer or any member of management to the chairman of the Audit Committee. Pursuant to these procedures, the Audit Committee approved the foregoing audit and permissible non-audit services provided by Somerset in fiscal 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following financial statements, schedules and exhibits are filed as part of this Report:

(1)	Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 26 of this Report.

(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3)	List of Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Share Exchange entered into April 13, 2007 (1)

3.1	Second Amended and Restated Articles of Incorporation (2)

3.2	Second Amended and Restated Code of Bylaws (3)

10.1	Term Loan Note (4)

21.1	List of subsidiaries (5)

23.1	Consent of Independent Registered Public Accounting Firm (5)

31.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Tena Mayberry. (5)

31.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randy Butler. (5)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Tena Mayberry. (5)

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randy Butler. (5)

Notes to Exhibits:

1.	This exhibit is incorporated by reference from the Company’s Current Report on Form 8-K, dated April 19, 2007.

2.	This exhibit is incorporated by reference from the Company’s Annual Report on Form 10-K, dated September 28, 2009.

3.	This exhibit is incorporated by reference from the Company’s Current Report on Form 8-K, dated December 27, 2006.

4.	This exhibit is incorporated by reference from the Company’s Current Report on Form 8-K, dated June 5, 2008.

5.	Attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE INDUSTRIES, INC.

Date: September 28, 2010	By:	/s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date: September 28, 2010	By:	/s/ Randy Butler
Randy Butler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2010	/s/ Carter M. Fortune
Carter M. Fortune, Chairman of the Board

Date: September 28, 2010	/s/ P. Andy Rayl
P. Andy Rayl, Director, Chief Operating Officer

Date: September 28, 2010	/s/ David A. Berry
David A. Berry, Director

Date: September 28, 2010	/s/Patrick Ludwig
Patrick Ludwig, Director