Form 10-Q
period 2010-09-30
FORTUNE INDUSTRIES, INC.
filed 2010-11-15
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

As of November 15, 2010, 12,235,790 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.
FORM 10-Q
For The Quarterly Period Ended September 30, 2010

INDEX

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	September 30,	June 30,
	2010	2010
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$5,334	$2,324
Restricted cash (Note 1)	2,517	2,820
Accounts receivable, net of allowance for doubtful accounts of $6 and $29	2,472	2,247
Deferred tax asset	1,750	1,750
Prepaid expenses and other current assets	802	943
Assets of discontinued operations, net	-	8
Total Current Assets	12,875	10,092

OTHER ASSETS
Property, plant & equipment, net of accumulated depreciation of $2,425 and $2,353	407	455
Term note receivable related party	2,563	2,536
Deferred tax asset	1,000	1,000
Goodwill	12,339	12,339
Other intangible assets, net of accumulated amortization of $1,897 and $1,796	2,755	2,857
Other long-term assets	62	62
Total Other Assets	19,126	19,249

TOTAL ASSETS	$32,001	$29,341

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt (Note 3)	$504	$511
Accounts payable	986	909
Health and workers' compensation reserves	1,604	1,696
Customer deposits	3,247	-
Accrued expenses	4,707	5,530
Other current liabilities	154	234
Total Current Liabilities	11,202	8,880

LONG-TERM LIABILITIES
Health and workers' compensation reserves	592	435
Long-term debt, less current maturities (Note 3)	292	417
Total Long-Term Liabilities	884	852

Total Liabilities	12,086	9,732

SHAREHOLDERS' EQUITY (NOTE 5)
Common stock, $0.10 par value; 150,000,000 authorized; 12,234,290 and 12,224,290 issued and outstanding at September 30, 2010 and June 30, 2010, respectively	1,207	1,206
Series C Preferred stock, $0.10 par value; 1,000,000 authorized; 296,180 issued and outstanding at September 30, 2010 and June 30, 2010, respectively	29,618	29,618
Treasury stock, at cost, 48,263 shares	(186)	(186)
Additional paid-in capital and warrants outstanding	19,518	19,515
Accumulated deficit	(30,242)	(30,544)
Total Shareholders' Equity	19,915	19,609

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$32,001	$29,341

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Month Period Ended
	September 30,	September 30,
	2010	2009

REVENUES	$15,571	$14,829

DIRECT COSTS	12,373	11,428

GROSS PROFIT	3,198	3,401

OPERATING EXPENSES
Selling, general and administrative expenses	2,553	2,676
Depreciation and amortization	174	201
Total Operating Expenses	2,727	2,877

OPERATING INCOME	471	524

OTHER INCOME (EXPENSE)
Interest income	28	28
Interest expense	(10)	(4)
Other income	3	-
Total Other Income (Expense)	21	24

INCOME BEFORE PROVISION FOR INCOME TAXES	492	548

Provision for income tax expense (benefit)	35	(271)

NET INCOME FROM CONTINUING OPERATIONS	457	819

DISCONTINUED OPERATIONS
Loss from discontinued operations	(7)	(11)

NET INCOME	450	808

Preferred stock dividends	148	148

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$302	$660

Basic Income Per Common Share-Continuing Operations	$0.02	$0.05
Basic Loss Per Common Share-Discontinued Operations	-	-
BASIC INCOME PER COMMON SHARE	$0.02	$0.05

Basic Weighted Average Shares Outstanding	12,231,543	12,089,380

Diluted Income Per Common Share-Continuing Operations	$0.02	$0.05
Diluted Loss Per Common Share-Discontinued Operations	-	-
DILUTED INCOME PER COMMON SHARE	$0.02	$0.05

Diluted Weighted Average Shares Outstanding	14,754,108	14,599,543

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

				Additional
				Paid-in Capital		Total
	Common	Treasury	Preferred	and Warrants	Accumulated	Shareholders'
	Stock	Stock	Stock	Outstanding	Deficit	Equity

BALANCE AT JUNE 30, 2010 (Audited)	$1,206	$(186)	$29,618	$19,515	$(30,544)	$19,609
Issuance of 10,000 shares of common stock for compensation	1	-	-	3	-	4
Net income	-	-	-	-	450	450
Preferred stock dividends	-	-	-	-	(148)	(148)

BALANCE AT SEPTEMBER 30, 2010 (Unaudited)	$1,207	$(186)	$29,618	$19,518	$(30,242)	$19,915

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	September 30,	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$450	$808
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	174	201
Provision for losses on accounts receivable	(20)	(116)
Stock based compensation	4	79
Deferred income taxes	-	(250)
Changes in certain operating assets and liabilities:
Restricted cash	303	(366)
Accounts receivable	(205)	321
Inventory, net	-	3
Prepaid assets and other current assets	140	(248)
Assets of discontinued operations	8	(82)
Other long-term assets	(27)	-
Accounts payable	77	321
Health and workers' compensation reserves	64	(1,079)
Customer deposits	3,247	-
Accrued expenses and other current liabilities	(950)	(563)
Liabilities of discontinued operations	-	(1)
Net Cash Provided by (Used in) Operating Activities	3,265	(972)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(24)	(10)
Net Cash Used in Investing Activities	(24)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(132)	(6)
Dividends paid on preferred stock	(99)	-
Net Cash Used in Financing Activities	(231)	(6)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,010	(988)

CASH AND EQUIVALENTS
Beginning of Period	2,324	1,686

End of Period	$5,334	$698

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	September 30,	September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURES
Interest paid	$10	$4

Income taxes paid	$35	$(21)

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2010 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”). The consolidated balance sheet at June 30, 2010 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company’s consolidated balance sheet at September 30, 2010, and the consolidated statements of operations, cash flows and shareholders’ equity for the period ended September 30, 2010 have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The Company has evaluated subsequent events through the time these financial statements in the Form 10-Q report were filed with the Securities and Exchange Commission. The operating results for the three-month period ended September 30, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Nature of Business: Fortune Industries, Inc. is an Indiana corporation, originally incorporated in Delaware in 1988. The Company is comprised of Professional Employer Organizations (PEOs) which provide full-service human resources outsourcing services through co-employment relationships with their clients. Wholly owned subsidiaries operating in this industry include Professional Staff Management, Inc. and related entities (“PSM”); CSM, Inc. and related subsidiaries (“CSM”); Precision Employee Management, LLC (“PEM”); and Employer Solutions Group, Inc. and related entities (“ESG”).

The Companies bill their clients under Professional Services Agreements as licensed PEOs. The billing includes amounts for the client’s gross wages, payroll taxes, employee benefits, workers’ compensation insurance and an administration fee. The administration fee charged by the companies in this segment is typically a percentage of the gross payroll and is sufficient to allow the companies in this segment to provide payroll administration services, human resources consulting services, worksite safety training, and employment regulatory compliance for no additional fees.

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

Through the co-employment contractual relationship, the Companies become the statutory employer and, as such, all payroll-related taxes are filed on these Companies’ federal, state, and local tax identification numbers. The clients are not required to file any payroll related taxes on their own behalf. The calculations of amounts the Companies in this segment owe and pay the various government and employment insurance vendors are based on the experience levels and activity of the Companies in this segment.

Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued to collateralize its obligations under its workers’ compensation program and certain general insurance coverage. At September 30, 2010, the Company had $2,517 in total restricted cash. Of this, $2,247 is restricted for various workers’ compensation programs in accordance with terms of insurance carrier agreements, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.

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

The Company has elected to perform the annual impairment test of recorded goodwill and other indefinite-lived intangible assets as of the end of fiscal first quarter. As of November 15, 2010, the current annual impairment test is in process. The results of the last completed annual impairment test indicated that the fair value of the Business Solutions segment, as of September 30, 2009, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill and other indefinite-lived intangible assets were not subject to impairment.

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

NOTE 2 – MEASUREMENT OF FAIR VALUE

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

ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by ASC 820 are as follows:

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

As of September 30, 2010 and June 30, 2010, we did not have any financial assets utilizing Level 1. Financial assets utilizing Level 2 inputs consist of cash held in certificates of deposit with various financial institutions. The fair value measurement of these items is determined by using prices for recently traded CD’s with similar interest rates. The fair value for the Level 2 financial instruments was $1,448 and $1,745 as of September 30, 2010 and June 30, 2010, respectively. Financial liabilities utilizing Level 3 inputs included put options related to common stock issued in conjunction with the purchase of ESG. The fair value measurement of this Level 3 item has been estimated using the stated contractual put price of $3.75 per share. The fair value for the Level 3 financial instruments was $116 and $247 as of September 30, 2010 and June 30, 2010, respectively.

NOTE 3 - DEBT ARRANGEMENTS

Term Note

On May 29, 2009, the Company entered into a $250 term loan note with a bank. The term loan note matured on October 28, 2009 and incurred interest at the Prime Rate plus 2.0%. The note was collateralized by certain assets of the Company’s majority shareholders. The loan required the Company to maintain a minimum debt service coverage ratio of 1.25 to 1.0 among other covenants. In January 2010, the Company was held harmless on the note and was released from the obligation by the bank. The amount forgiven of $250 is included in the Company’s Consolidated Statement of Operations as other income for the year ended June 30, 2010.

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

NOTE 4– EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock. During the period ended September 30, 2010, 10,000 restricted share units were issued under this plan.

NOTE 5- SHAREHOLDERS’ EQUITY

Common Stock

The Company issued 10,000 shares of common stock during the three-month period ended September 30, 2010.

Preferred Stock

On September 25, 2009, the Company reached an agreement with the Chairman to amend the dividend rates on the Series C Preferred Stock with an effective date of July 1, 2009. From the effective date forward the Series C Preferred Stock will bear an annual dividend of $2 per share in the years ending June 30, 2010 and 2011, $5 per share in the year ending June 30, 2012, $6 per share in the year ending June 30, 2013 and $7 per share thereafter. All other items of the Series C Preferred Shares remained unchanged. Dividends of $148 and $148 were accrued and/or paid for the three months ended September 30, 2010 and September 30, 2009, respectively.

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

Actual events and results involve risks and uncertainties and may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that might cause or contribute to such differences, include, but are not limited to, the risks and uncertainties that are discussed under the heading “Risk Factors” disclosed within Form 10-K for the year ended June 30, 2010. Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission.

OVERVIEW

As a holding company we have historically invested in businesses that we believe are undervalued or underperforming, and /or in operations that are poised for significant growth. Management’s strategic focus is to support the growth of its operations by increasing revenues and revenue streams, managing costs and creating earnings growth.

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

Until November 30, 2008, we classified our businesses under five operating segments: Business Solutions; Wireless Infrastructure; Transportation Infrastructure; Ultraviolet Technologies; and Electronics Integration. Effective November 30, 2008, we approved the sale of all of our remaining operating subsidiaries within four of our five segments (Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Infrastructure, and Electronics Integration). Consequently, as of the effective date of the transaction, our Business Solutions segment is the Company’s remaining operating segment. The sales transaction, combined with other significant events disclosed in the Companies Form 10-K for the year ended June 30, 2010, changed the focus of our Company in fiscal 2009 and thereafter. This operational change in our Company impacts our comparability of our financial information compared to historical data presented in past filings.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies, which are in compliance with accounting principles generally accepted in the United States, require application of methodologies, estimates and judgments that have a significant impact on the results reported in the Company’s financial statements. Those policies that, in the belief of management, are critical and require the use of complex judgment in their application, are disclosed on the Company’s Form 10-K for the year ended June 30, 2010. Since June 30, 2010, there have been no material changes to the Company’s critical accounting policies.

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

In May 2009, FASB ASC 855-10 (formerly SFAS No. 165), “Subsequent Events” was issued. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date (“subsequent events”), but before the financial statements are issued or available to be issued and requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009; the Company adopted ASC 855-10 for the quarter ended June 30, 2009. The Company evaluated subsequent events through the time we filed our Form 10-Q with the Securities and Exchange Commission and will continue to evaluate subsequent events through the issuance date of future required filings. The adoption did not have a material impact on our consolidated financial statements.

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

Other new pronouncements issued but not effective until after September 30, 2010, are not expected to have a significant effect on the company’s consolidated financial statements.

RESULTS OF OPERATIONS: COMPARISON OF THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

Executive Overview of Financial Results

Results of operations for the three month periods ended September 30, 2010 and September 30, 2009 are as follows:

	Revenue for the		Operating income (loss) for the
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Business Solutions	$15,571	$14,829	$471	$721
Holding Company	-	-	-	(197)
Segment Totals	$15,571	$14,829	$471	$524

Net Income Available to Common Shareholders			$302	$660

Net income available to common stock shareholders was $0.3 million or $0.02 per diluted share on revenue of $15.6 million for the three-month period ended September 30, 2010 compared with net income available to common stock shareholders of $0.7 million or $0.05 per diluted share on revenue of $14.8 million for the three-month period ended September 30, 2009. This represents a 5% increase in revenue and a 54% decrease in net income.

The increase in revenue for the three-month period ended September 30, 2010 is primarily due to an increase in worksite employees.

The decrease in net income available to common shareholders for the three-month period ended September 30, 2010 is primarily due to a deferred tax benefit in the amount of $0.271 million recognized in the three-month period ended September 30, 2009.

Results are described in further detail as follows:

Operating results for three-month period ended September 30, 2010 and September 30, 2009 are as follows:

	Three-Month Period Ended
	September 30, 2010		September 30, 2009
	(Dollars in thousands)
Revenues	$15,571	100%	$14,829	100%
Cost of revenues	12,373	79.5%	11,428	77.1%
Gross profit	3,198	20.5%	3,401	22.9%

Operating expenses
Selling, general and administrative	2,553	16.4%	2,676	18.0%
Depreciation and amortization	174	1.1%	201	1.4%
Total operating expenses	2,727	17.5%	2,877	19.4%

Segment operating income	$471	3.0%	$524	3.5%

Revenue

Revenue for the three-month period ended September 30, 2010 was $15.6 million, compared to $14.8 million for the three-month period ended September 30, 2009, an increase of $0.7 million or 5%. Revenue increased primarily due to an increase in worksite employees.

Gross Profit

Gross profit for the three-month period ended September 30, 2010 was $3.2 million, representing 21% of revenue, compared to $3.4 million, representing 23% of revenue for the three-month period ended September 30, 2009, a decrease of $0.2 million or 6%. Gross profit decreased due to an increase in the claims incurred for workers compensation.

Operating Income

Operating income for the three-month period ended September 30, 2010 was $0.5 million, compared to operating income of $0.5 million for the three-month period ended September 30, 2009. Operating income remained relatively unchanged. The decrease in operating income as a percentage of the overall revenue was due to an increase in the claims incurred for workers compensation during the three month period ending September 30, 2010.

Interest Expense

Interest expense was $0.01 million for the three-month period ended September 30, 2010, compared to $0.004 million for the three-month period ended September 30, 2009, an increase of $0.006 million or 150%. The increase was due to interest payments on the term note entered into on April 30, 2010.

Income Taxes

Income tax expense was $0.035 and ($0.271) million for the three months ended September 30, 2010 and, 2009, respectively. This increase is due to the fact that the Company recognized a deferred tax benefit of $250,000 in the three month period ending September 30, 2009 based on Management’s evaluation of the deferred tax assets and the valuation allowance at that time. A valuation allowance is necessary to reduce the deferred tax assets, if the Company had a federal tax operating loss and based on the weight of the evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management determined that a $250,000 adjustment to the valuation allowance for the three month period ending September 30, 2009 was necessary to increase the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for that period resulted in the recognition of a tax benefit of $250,000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents and proceeds from debt borrowings. We had cash and equivalents of $5.3 million at September 30, 2010 and $2.3 million at June 30, 2010. The increase in cash was due to the timing of the quarter end in relation to the timing of our client’s payroll processing cycles. Due to the quarter ending on a Thursday, the Company received approximately $3.2 million in customer deposits to fund our worksite employee payrolls for the Friday payroll cycle. This resulted in an elevated cash balance as well as an increase in current liabilities of approximately $3.2 million as of September 30, 2010.

We had working capital of $1.7 million at September 30, 2010 compared with $1.2 million at June 30, 2010. The increase in working capital was a direct result of an additional quarter of profitability and positive EBITDA. Current assets are primarily comprised of cash and equivalents, net accounts receivable, and prepaid expenses. Current liabilities are primarily comprised of accounts payable and accrued expenses.

The Company is required to collateralize its obligations under its workers’ compensation and certain general insurance coverage. The Company uses its cash and cash equivalents to collateralize these obligations. Restricted cash was approximately $2.5 million and $2.8 million at September 30, 2010 and June 30, 2010, respectively.

Total debt at September 30, 2010 and June 30, 2010 was $0.8 and $0.9 million, respectively.

Cash Flows

Cash flows provided by operations for the three-month period ended September 30, 2010 and September 30, 2009 were $3.3 million and ($1.0) million, respectively. This increase in operating cash flows was due primarily to customer deposits received due to the timing of the end of the period and fluctuations in other accrued liabilities and health and workers’ compensation reserves.

Net cash flow used in investing activities was ($0.02) million for the three-month period ended September 30, 2010 compared to ($0.01) million for the three-month period ended September 30, 2009. The decrease was primarily due to an increase in capital expenditures.

Net cash flow used in financing activities was ($0.231) million for the three-month period ended September 30, 2010 compared to ($0.006) million for the three-month period ended September 30, 2009. The decrease was primarily due to payments on term debt and preferred stock dividends.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes to the Company’s contractual obligations from those disclosed in the Form 10-K for the year ended June 30, 2010 under “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under workers’ compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this situation were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future. As of September 30, 2010, we had approximately $2.5 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended June 30, 2010.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer conclude that as of September 30, 2010 the Company’s Disclosure Controls are effective to provide reasonable assurance that information relating to the Company that is required to be disclosed by us in the reports we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on Form 10-K for the year ended June 30, 2010.

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

Fortune Industries, Inc.
(Registrant)

Date: 11/15/10	By:	/s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date: 11/15/10	By:	/s/ Randy E. Butler
Randy E. Butler,
Chief Financial Officer