Form 10-Q
period 2010-12-31
FORTUNE INDUSTRIES, INC.
filed 2011-02-14
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes ☐ No ☒

As of February 14, 2011, 12,235,790 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.
FORM 10-Q
For The Quarterly Period Ended December 31, 2010

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	December 31	June 30,
	2010	2010
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$2,816	$2,324
Restricted cash (Note 1)	2,452	2,820
Accounts receivable, net of allowance for doubtful accounts of $9 and $29	3,182	2,247
Deferred tax asset	1,750	1,750
Prepaid expenses and other current assets	853	943
Assets of discontinued operations, net	-	8
Total Current Assets	11,053	10,092

OTHER ASSETS
Property, plant & equipment, net of accumulated depreciation of $1,650 and $2,353	312	455
Term note receivable related party	-	2,536
Deferred tax asset	1,000	1,000
Goodwill	12,339	12,339
Other intangible assets, net of accumulated amortization of $1,999 and $1,796	2,654	2,857
Other long-term assets	55	62
Total Other Assets	16,360	19,249

TOTAL ASSETS	$27,413	$29,341

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	December 31	June 30,
	2010	2010
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt (Note 3)	$500	$511
Accounts payable	628	909
Health and workers' compensation reserves	1,801	1,696
Customer deposits	214	-
Accrued expenses	5,823	5,530
Other current liabilities	45	234
Total Current Liabilities	9,011	8,880

LONG-TERM LIABILITIES
Health and workers' compensation reserves	592	435
Long-term debt, less current maturities (Note 3)	167	417
Total Long-Term Liabilities	759	852

Total Liabilities	9,770	9,732

SHAREHOLDERS' EQUITY (NOTE 5)
Common stock, $0.10 par value; 150,000,000 authorized;
12,235,790 and 12,224,290 issued and outstanding at December 31, 2010
and June 30, 2010, respectively	1,224	1,206
Series C Preferred stock, $0.10 par value; 1,000,000 authorized;
296,180 issued and outstanding at December 31, 2010
and June 30, 2010, respectively	27,118	29,618
Treasury stock, at cost, 214,444 and 48,263 shares at
December 31, 2010 and June 30, 2010, respectively	(809)	(186)
Additional paid-in capital and warrants outstanding	20,126	19,515
Accumulated deficit	(30,016)	(30,544)
Total Shareholders' Equity	17,643	19,609

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$27,413	$29,341

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Month Period Ended		Six Month Period Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

REVENUES	$15,860	$14,985	$31,431	$29,814

DIRECT COSTS	12,716	11,799	25,089	23,227

GROSS PROFIT	3,144	3,186	6,342	6,587

OPERATING EXPENSES
Selling, general and administrative expenses	2,615	2,707	5,168	5,383
Depreciation and amortization	167	182	341	383
Total Operating Expenses	2,782	2,889	5,509	5,766

OPERATING INCOME	362	297	833	821

OTHER INCOME (EXPENSE)
Interest income	33	28	61	56
Interest expense	(17)	(4)	(27)	(8)
Other income	-	-	3	-
Total Other Income (Expense)	16	24	37	48

INCOME BEFORE PROVISION FOR INCOME TAXES	378	321	870	869

Provision for income tax expense (benefit)	2	(21)	37	(292)

NET INCOME FROM CONTINUING OPERATIONS	376	342	833	1,161

DISCONTINUED OPERATIONS
Loss from discontinued operations	(2)	(8)	(9)	(19)

NET INCOME	374	334	824	1,142

Preferred stock dividends	148	148	296	296

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$226	$186	$528	$846

Basic Income Per Common Share-Continuing Operations	$0.02	$0.02	$0.04	$0.07
Basic Loss Per Common Share-Discontinued Operations	-	-	-	-
BASIC INCOME PER COMMON SHARE	$0.02	$0.02	$0.04	$0.07

Basic Weighted Average Shares Outstanding	12,235,790	12,192,859	12,228,997	12,141,124

Diluted Income Per Common Share-Continuing Operations	$0.02	$0.01	$0.04	$0.06
Diluted Loss Per Common Share-Discontinued Operations	-	-	-	-
DILUTED INCOME PER COMMON SHARE	$0.02	$0.01	$0.04	$0.06

Diluted Weighted Average Shares Outstanding	14,752,603	14,703,022	14,744,310	14,651,287

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

				Additional
				Paid-in Capital		Total
	Common	Treasury	Preferred	and Warrants	Accumulated	Shareholders'
	Stock	Stock	Stock	Outstanding	Deficit	Equity
BALANCE AT JUNE 30, 2010 (Audited)	$1,206	$(186)	$29,618	$19,515	$(30,544)	$19,609

Issuance of 11,500 shares of common
stock for compensation	1	-	-	5	-	6
Purchase of 166,181 shares of common stock	17	(623)	-	606	-	-
for treasury at cost
Related party note receivable securitized by
preferred stock	-	-	(2,500)	-	-	(2,500)
Net income	-	-	-	-	824	824
Preferred stock dividends	-	-	-	-	(296)	(296)

BALANCE AT DECEMBER 31, 2010 (Unaudited)	$1,224	$(809)	$27,118	$20,126	$(30,016)	$17,643

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	December 31,	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$824	$1,142
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	341	383
Provision for losses on accounts receivable	(20)	13
Stock based compensation	6	79
Deferred income taxes	-	(250)
Changes in certain operating assets and liabilities:
Restricted cash	368	(200)
Accounts receivable	(915)	(170)
Prepaid assets and other current assets	90	283
Assets of discontinued operations	8	(57)
Other long-term assets	43	-
Accounts payable	(281)	3
Health and workers' compensation reserves	262	(1,452)
Customer deposits	214	-
Accrued expenses and other current liabilities	352	2,151
Liabilities of discontinued operations	-	(1)
Net Cash Provided by Operating Activities	1,292	1,924

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(50)	(43)
Proceeds from sale of assets	55	-
Net Cash Provided by (Used in) Investing Activities	5	(43)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(261)	(12)
Repurchase of common stock for treasury	(248)	-
Dividends paid on preferred stock	(296)	(49)
Net Cash Used in Financing Activities	(805)	(61)

NET INCREASE IN CASH AND EQUIVALENTS	492	1,820

CASH AND EQUIVALENTS
Beginning of Period	2,324	1,686

End of Period	$2,816	$3,506

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	December 31,	December 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES
Interest paid	$28	$8

Income taxes paid	$37	$48

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2010 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”).  The consolidated balance sheet at June 30, 2010 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The Company’s consolidated balance sheet at December 31, 2010, and the consolidated statements of operations, cash flows and shareholders’ equity for the periods December 31, 2010 have been prepared by the Company without audit.  These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The Company has evaluated subsequent events through the time these financial statements in the Form 10-Q report were filed with the Securities and Exchange Commission.  The operating results for the six month period ended December 31, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

Through the co-employment contractual relationship, the Companies become the employer and, as such, all payroll-related taxes are filed on these Companies’ federal, state, and local tax identification numbers.  The clients are not required to file any payroll related taxes on their own behalf.  The calculations of amounts the Companies in this segment owe and pay the various government and employment insurance vendors are based on the experience levels and activity of the Companies in this segment.

Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued to collateralize its obligations under its workers’ compensation program and certain general insurance coverage.  At December 31, 2010, the Company had $2,452 in total restricted cash.  Of this, $2,182 is restricted for various workers’ compensation programs in accordance with terms of insurance carrier agreements, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.

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

The Company has historically elected to perform the annual impairment test of recorded goodwill and other indefinite-lived intangible assets as of the end of fiscal first quarter.  During fiscal year 2010, the Company performed an internal analysis after a third-party appraisal group was unable to commit on a date, using a discounted cash flows approach through the period since the last analysis was completed in fiscal 2009 by the prior appraiser through September 30, 2009.  Our analysis resulted in no evidence of impairment; however, the Company has elected to have an independent valuation issued by third quarter ended March 31, 2011.

Self Insurance:  The Company’s PSM subsidiary maintains a loss-sensitive worksite employees’ health and accident benefit program.  Under the insurance policy, PSM’s self-funded liability is limited to $225 per employee, with an aggregate liability limit of approximately $7.6. The aggregate liability limits are adjusted monthly based on the number of participants.

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

As of December 31, 2010 and June 30, 2010, we did not have any financial assets utilizing Level 1. Financial assets utilizing Level 2 inputs consist of cash held in certificates of deposit with various financial institutions.  The fair value measurement of these items is determined by using prices for recently traded CD’s with similar interest rates. The fair value for the Level 2 financial instruments was $1,344 and $1,745 as of December 31, 2010 and June 30, 2010, respectively. Financial liabilities utilizing Level 3 inputs included put options related to common stock issued in conjunction with the purchase of ESG. The fair value measurement of this Level 3 item has been estimated using the stated contractual put price of $3.75 per share. The fair value for the Level 3 financial instruments was $0 and $247 as of December 31, 2010 and June 30, 2010, respectively.

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

NOTE 4– EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock.  During the six month period ended December 31, 2010, 11,500 restricted share units were issued under this plan.

NOTE 5- SHAREHOLDERS’ EQUITY

Common Stock

The Company issued 11,500 shares of common stock during the six month period ended December 31, 2010.

Preferred Stock

On September 25, 2009, the Company reached an agreement with the Chairman to amend the dividend rates on the Series C Preferred Stock with an effective date of July 1, 2009.  From the effective date forward the Series C Preferred Stock will bear an annual dividend of $2 per share in the years ending June 30, 2010 and 2011, $5 per share in the year ending June 30, 2012, $6 per share in the year ending June 30, 2013 and $7 per share thereafter.  All other items of the Series C Preferred Shares remained unchanged.  Dividends of $296 and $296 were accrued and/or paid for the six months ended December 31, 2010 and December 31, 2009, respectively.

Effective December 31, 2010, the Company revised its estimate regarding the collectability of its $2,500,000 term note receivable with a related party.  Based on this change in estimate, the Company reclassified the note receivable as a reduction to its outstanding preferred stock as prescribed by a Security Agreement between the Company and the related party.  Under terms of this Security Agreement and in the even of default of the term note receivable, the Company obtains the right to equal value of the preferred stock as defined including but not limited to title, interest and dividends.  As of December 31, 2010 and the date of this filing, the Company has no intention to convert the note receivable in the foreseeable future.

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

Other new pronouncements issued but not effective until after December 31, 2010, are not expected to have a significant effect on the company’s consolidated financial statements.

RESULTS OF OPERATIONS:  COMPARISON OF THE THREE MONTH PERIOD ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

Executive Overview of Financial Results

Gross billings for the three month periods ended December 31, 2010 and December 31, 2009 were $149,377 million and $146,073 million, respectively.  Gross billings for the six month periods ended December 31, 2010 and December 31, 2009 were $281,506 million and $276,227 million, respectively.

Results of operations for the three and six month periods ended December 31, 2010 and December 31, 2009 are as follows:

	Revenue for the		Operating income for the
	Three Months Ended		Three Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Business Solutions	$15,860	$14,985	$362	$297
Holding Company	-	-	-	-
Segment Totals	$15,860	$14,985	$362	$297

Net Income Available to Common Shareholders			$226	$186

	Revenue for the		Operating income for the
	Six Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Business Solutions	$31,431	$29,814	$833	$821
Holding Company	-	-	-	-
Segment Totals	$31,431	$29,814	$833	$821

Net Income Available to Common Shareholders			$528	$846

Net income available to common stock shareholders was $0.23 million or $0.02 per diluted share on revenue of $15.9 million for the three month period ended December 31, 2010 compared with net income available to common stock shareholders of $0.19 million or $0.01 per diluted share on revenue of $15.0 million for the three month period ended December 31, 2009.  This represents a 6% increase in revenue and a 21% increase in net income.

Net income available to common stock shareholders was $0.53 million or $0.04 per diluted share on revenue of $31.4 million for the six month period ended December 31, 2010 compared with net income available to common stock shareholders of $0.85 million or $0.07 per diluted share on revenue of $29.8 million for the six month period ended December 31, 2009.  This represents a 5% increase in revenue and a 38% decrease in net income.

The increase in revenue for the three month period ended December 31, 2010 is primarily due to an increase in worksite employees.

The increase in net income available to common shareholders for the three month period ended December 31, 2010 is primarily due to a decrease in expenses, including health claims, internal labor costs and legal fees.

The increase in revenue for the six month period ended December 31, 2010 is primarily due to an increase in worksite employees.

The decrease in net income available to common shareholders for the six month period ended December 31, 2010 is primarily due to a deferred tax benefit in the amount of $0.292 million recognized in the six month period ended December 31, 2009.

Results are described in further detail as follows:

Operating results for three and six month periods ended December 31, 2010 and December 31, 2009 are as follows:

	Three-Month Period Ended				Six-Month Period Ended
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$15,860	100%	$14,985	100%	$31,431	100%	$29,814	100%
Cost of revenues	12,716	80.2%	11,799	78.7%	25,089	79.8%	23,227	77.9%
Gross profit	3,144	19.8%	3,186	21.3%	6,342	20.2%	6,587	22.1%

Operating expenses
Selling, general and administrative	2,615	16.5%	2,707	18.1%	5,168	16.4%	5,383	18.1%
Depreciation and amortization	167	1.1%	182	1.2%	341	1.1%	383	1.3%
Total operating expenses	2,782	17.5%	2,889	19.3%	5,509	17.5%	5,766	19.3%

Segment operating income	$362	2.3%	$297	2.0%	$833	2.7%	$821	2.8%

Revenue

Revenue for the three month period ended December 31, 2010 was $15.9 million, compared to $15.0 million for the three month period ended December 31, 2009, an increase of $0.9 million or 6%.  Revenue increased primarily due to an increase in worksite employees.

Revenue for the six month period ended December 31, 2010 was $31.4 million, compared to $29.8 million for the six month period ended December 31, 2009, an increase of $1.6 million or 5%.  Revenue increased primarily due to an increase in worksite employees.

Gross Profit

Gross profit for the three month period ended December 31, 2010 was $3.1 million, representing 20% of revenue, compared to $3.2 million, representing 21% of revenue for the three month period ended December 31, 2009, a decrease of $0.1 million or 1%.  Gross profit remained relatively unchanged.

Gross profit for the six month period ended December 31, 2010 was $6.3 million, representing 20% of revenue, compared to $6.6 million, representing 22% of revenue for the six month period ended December 31, 2009, a decrease of $0.3 million or 4%.  Gross profit decreased due to an increase in workers’ compensation premiums and reserves.

Operating Income

Operating income for the three month period ended December 31, 2010 was $0.36 million, compared to operating income of $0.30 million for the three month period ended December 31, 2009, an increase of $0.06 million or 20%.  Operating income increased primarily due to a decrease in expenses, including health claims, internal labor costs and legal fees.

Operating income for the six month period ended December 31, 2010 was $0.8 million, compared to operating income of $0.8 million for the six month period ended December 31, 2009.  Operating income remained relatively unchanged.

Interest Expense

Interest expense was $0.017 million for the three month period ended December 31, 2010, compared to $0.004 million for the three month period ended December 31, 2009, an increase of $0.013 million or 325%.  The increase was due to interest payments on the term note entered into on April 30, 2010.

Interest expense was $0.027 million for the six month period ended December 31, 2010, compared to $0.008 million for the six month period ended December 31, 2009, an increase of $0.02 million or 238%.  The increase was due to interest payments on the term note entered into on April 30, 2010.

Income Taxes

Income tax expense was $0.002 and ($0.021) million for the three months ended December 31, 2010 and, 2009, respectively.  A valuation allowance is necessary to reduce the deferred tax assets if the Company had a federal tax operating loss, and based on the weight of the evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management has determined that a $6.7 valuation allowance at December 31, 2010 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

Income tax expense was $0.04 and ($0.29) million for the six months ended December 31, 2010 and, 2009, respectively.  This increase is due to the fact that the Company recognized a deferred tax benefit of $250,000 in the three month period ending September 30, 2009 based on Management’s evaluation of the deferred tax assets and the valuation allowance at that time. A valuation allowance is necessary to reduce the deferred tax assets, if the Company had a federal tax operating loss and based on the weight of the evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management determined that a $250,000 adjustment to the valuation allowance for the three month period ending September 30, 2009 was  necessary to increase the deferred tax assets to the amount that will more likely than not be realized.  The change in the valuation allowance for that period resulted in the recognition of a tax benefit of $250,000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents and proceeds from debt borrowings.  We had cash and equivalents of $2.8 million at December 31, 2010 and $2.3 million at June 30, 2010. The increase in cash was a direct result of the Company’s profitable operations for the six month period ended December 31, 2010.

We had working capital of $2.0 million at December 31, 2010 compared with $1.2 million at June 30, 2010.  The increase in working capital was a direct result of an additional quarter of profitability and positive EBITDA. Current assets are primarily comprised of cash and equivalents, net accounts receivable, and prepaid expenses. Current liabilities are primarily comprised of accounts payable and accrued expenses.

The Company is required to collateralize its obligations under its workers’ compensation and certain general insurance coverage. The Company uses its cash and cash equivalents to collateralize these obligations. Restricted cash was approximately $2.5 million and $2.8 million at December 31, 2010 and June 30, 2010, respectively.

Total debt at December 31, 2010 and June 30, 2010 was $0.7 and $0.9 million, respectively.

Cash Flows

Cash flows provided by operations for the six month period ended December 31, 2010 and December 31, 2009 were $1.3 million and $1.9 million, respectively.  This decrease in operating cash flows was due primarily to an increase in accounts receivable offset by a decrease in other accrued liabilities and health and workers’ compensation reserves.

Net cash flow provided by (used in) investing activities was $0.005 million for the six month period ended December 31, 2010 compared to ($0.04) million for the six month period ended December 31, 2009.  The increase was primarily due to proceeds from the sale of assets.

Net cash flow used in financing activities was ($0.805) million for the six month period ended December 31, 2010 compared to ($0.061) million for the six month period ended December 31, 2009.  The decrease was primarily due to payments on term debt and the repurchase of common stock for treasury.

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

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under workers’ compensation contracts and to guarantee performance under our contracts.  Such letters of credit are generally issued by a bank or similar financial institution.  The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions.  If this situation were to occur, we would be required to reimburse the issuer of the letter of credit.  Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement.  We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future. As of December 31, 2010, we had approximately $2.5 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer conclude that as of December 31, 2010 the Company’s Disclosure Controls are effective to provide reasonable assurance that information relating to the Company that is required to be disclosed by us in the reports we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4. (Removed and Reserved)

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

Fortune Industries, Inc. (Registrant)

Date: 02/14/11	By:	/s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date: 02/14/11	By:	/s/ Randy E. Butler
Randy E. Butler,
Chief Financial Officer