Form 10-Q/A
period 2010-03-31
FORTUNE INDUSTRIES, INC.
filed 2011-05-13
CIK 851249

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

 Explanatory Note

The purpose of Amendment No. 1 to the Company’s Quarterly Report for the quarter ended March 31, 2010 is to reclassify a $250,000 debt forgiveness gain previously classified as a component of net income, to an increase in stockholders’ equity as additional paid-in capital.

For convenience, this amended Quarterly Report on Form 10-Q/A sets forth the original filing in its entirety, as amended where necessary to reflect the restatement.  The following sections were revised to reflect this restatement:

•	Part I, Item 1. Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders’ Equity, Consolidated Statements of Cash Flows and Note 3; and

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial statements and other disclosures in the amended Quarterly Report on Form 10-Q/A do not reflect any events that have occurred after the Quarterly Report on Form 10-Q as initially filed on May 17, 2010.  The following table sets forth the effects of the restatement on previously-reported consolidated financial statements as of, and for the nine months ended, March 31, 2010:

	March 31, 2010
	As Previously
Consolidated Balance Sheets:	Reported	Restated
Additional Paid-in Capital and Warrants Outstanding	$19,336	$19,586
Accumulated Deficit	$(30,703)	$(30,953)

Consolidated Statements of Operations:	Three Month Period Ended March 31, 2010
	As Previously
	Reported	Restated
Other Income	$250	$-
Total Other Income	$275	$25
Income (Loss) Before Provision for Income Taxes	$(10)	$(260)
Net Income (Loss) From Continuing Operations	$(24)	$(274)
Net Income (Loss)	$(28)	$(278)
Net Income (Loss) Available to Common Shareholders	$(176)	$(426)
Basic Income (Loss) Per Common Share – Continuing Operations	$(0.01)	$(0.03)
Basic Income (Loss) Per Common Share	$(0.01)	$(0.03)
Diluted Income (Loss) Per Common Share – Continuing Operations	$(0.01)	$(0.03)
Diluted Income (Loss) Per Common Share	$(0.01)	$(0.03)

	Nine Month Period Ended March 31, 2010
	As Previously
	Reported	Restated
Other Income	$250	$-
Total Other Income	$323	$73
Income (Loss) Before Provision for Income Taxes	$859	$609
Net Income (Loss) From Continuing Operations	$1,137	$887
Net Income (Loss)	$1,114	$864
Net Income (Loss) Available to Common Shareholders	$670	$420
Basic Income (Loss) Per Common Share – Continuing Operations	$0.06	$0.03
Basic Income (Loss) Per Common Share	$0.06	$0.03
Diluted Income (Loss) Per Common Share – Continuing Operations	$0.05	$0.03
Diluted Income (Loss) Per Common Share	$0.05	$0.03

	March 31, 2010
	As Previously
	Reported	Restated
Consolidated Statements of Changes in Shareholders’ Equity
Net Income/Accumulated Deficit	$1,114	$864
Capital Contribution by Majority Shareholder/Additional Paid-in Capital and
Warrants Outstanding	$-	$250
Balance at March 31, 2010/Additional Paid-in Capital and Warrants Outstanding	$19,336	$19,586
Balance at March 31, 2010/Accumulated Deficit	$(30,703)	$(30,953)

	Nine Month Period Ended March 31, 2010
	As Previously
Consolidated Statements of Cash Flows	Reported	Restated
Net Income	$1,114	$864
Extinguishment of debt	$(250)	$-

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

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	March 31,	June 30,
	2010	2009
	(Unaudited Restated)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt (Note 3)	$17	$275
Accounts payable	902	1,037
Health and workers' compensation reserves	2,151	4,125
Accrued expenses	6,155	5,376
Other current liabilities	818	1,003
Liabilities of discontinued operations, net	-	1
Total Current Liabilities	10,043	11,817

LONG-TERM LIABILITIES
Health and workers' compensation reserves	322	-
Long-term debt, less current maturities (Note 3)	-	11
Total Long-Term Liabilities	322	11

Total Liabilities	10,365	11,828

SHAREHOLDERS' EQUITY (NOTE 5)
Common stock, $0.10 par value; 150,000,000 authorized; 12,224,290 and 12,082,173 issued and outstanding at March 31, 2010 and June 30, 2009, respectively	1,201	1,187
Series C Preferred stock, $0.10 par value; 1,000,000 authorized; 296,180 issued and outstanding at March 31, 2010 and June 30, 2009, respectively	29,618	29,618
Additional paid-in capital and warrants outstanding	19,586	19,253
Accumulated deficit	(30,953)	(31,373)
Total Shareholders' Equity	19,452	18,685

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,817	$30,513

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED, RESTATED)

	Three Month Period Ended		Nine Month Period Ended
	March 31,	May 31,	March 31,	May 31,
	2010	2009	2010	2009
REVENUES
Service revenues	$15,319	$15,393	$45,133	$50,057
Product revenues	-	-	-	17,929
TOTAL REVENUES	15,319	15,393	45,133	67,986

COST OF REVENUES
Service cost of revenues	12,684	12,300	35,911	39,528
Product cost of revenues	-	-	-	14,944
TOTAL COST OF REVENUES	12,684	12,300	35,911	54,472

GROSS PROFIT	2,635	3,093	9,222	13,514

OPERATING EXPENSES
Selling, general and administrative expenses	2,744	2,568	8,127	11,744
Depreciation and amortization	176	207	559	798
Total Operating Expenses	2,920	2,775	8,686	12,542

OPERATING INCOME (LOSS)	(285)	318	536	972

OTHER INCOME (EXPENSE)
Interest income	27	69	83	107
Interest expense	(2)	(32)	(10)	(112)
Gain (loss) on disposal of assets	-	1	-	(20)
Exchange rate gain	-	-	-	1
Other income	-	42	-	76
Total Other Income	25	80	73	52

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(260)	398	609	1,024

Provision for income taxes	14	26	(278)	70

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(274)	372	887	954

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(4)	8	(23)	(70)

NET INCOME (LOSS)	(278)	380	864	884

Preferred stock dividends	148	370	444	815

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(426)	$10	$420	$69

Basic Income (Loss) Per Common Share-Continuing Operations	$(0.03)	$0.00	$0.03	$0.01
Basic Loss Per Common Share-Discontinued Operations	-	-	-	-
BASIC INCOME (LOSS) PER COMMON SHARE	$(0.03)	$0.00	$0.03	$0.01

Basic Weighted Average Shares Outstanding	12,205,534	12,082,173	12,162,281	11,828,878

Diluted Income (Loss) Per Common Share-Continuing Operations	$(0.03)	$0.00	$0.03	$0.01
Diluted Loss Per Common Share-Discontinued Operations	-	-	-	-
DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.03)	$0.00	$0.03	$0.01

Diluted Weighted Average Shares Outstanding	14,715,577	14,592,336	14,672,444	13,740,144

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED, RESTATED)

			Additional
			Paid-in Capital		Total
	Common	Preferred	and Warrants	Accumulated	Shareholders'
	Stock	Stock	Outstanding	Deficit	Equity

BALANCE AT JUNE 30, 2009	$1,187	$29,618	$19,253	$(31,373)	$18,685
Issuance of 142,117 shares of common stock for compensation	14	-	83	-	97
Net income	-	-	-	864	1,114
Capital contribution by majority shareholder	-	-	250	-	-
Preferred stock dividends	-	-	-	(444)	(444)

BALANCE AT MARCH 31, 2010	$1,201	$29,618	$19,586	$(30,953)	$19,452

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED, RESTATED)

	Nine Months Ended
	March 31,	May 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$864	$884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	559	965
Provision for losses on accounts receivable	(108)	(142)
Loss on disposal of assets	-	20
Stock based compensation	97	195
Deferred income taxes	(250)	-
Changes in certain operating assets and liabilities:
Restricted cash	(116)	2,117
Accounts receivable	276	(19)
Inventory, net	-	96
Prepaid assets and other current assets	349	435
Assets of discontinued operations	94	375
Other long-term assets	3	5
Accounts payable	(135)	404
Health and workers' compensation reserves	(1,652)	(1,554)
Accrued expenses and other current liabilities	299	(2,314)
Liabilities of discontinued operations	(1)	(217)
Net Cash Provided by Operating Activities	279	1,250

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(50)	(107)
Proceeds from sale of assets	-	7
Net Cash Used in Investing Activities	(50)	(100)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt majority shareholder	-	(300)
Borrowings on short term debt	-	250
Payments on long-term debt	(19)	(48)
Payments on convertible debentures	-	(3,405)
Dividends paid on preferred stock	(149)	(198)
Net Cash Used in Financing Activities	(168)	(3,701)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	61	(2,551)

CASH AND EQUIVALENTS
Beginning of Period	1,686	4,740

End of Period	$1,747	$2,189

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
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Presentation : The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2009 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”).  The consolidated balance sheet at June 30, 2009 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements.    The Company’s consolidated balance sheet at March 31, 2010, and the consolidated statements of operations, cash flows and shareholders’ equity for the periods ended March 31, 2010 and May 31, 2009, have been prepared by the Company without audit.  These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The Company has evaluated subsequent events through the time these financial statements in the Form 10-Q report were filed with the Securities and Exchange Commission on May 14, 2010.  The operating results for the nine-month period ended March 31, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

NOTE 3 - DEBT ARRANGEMENTS

Term Note

Effective May 29, 2009, the Company entered into a $250 term note payable (note) with a bank. The note matured on October 28, 2009 with interest at the bank’s prime rate plus 2.0%. Effective October 27, 2009 the note was extended until December 28, 2009.  The note was collateralized by certain assets of the Company’s majority shareholders and required the Company to maintain a minimum debt service coverage ratio of 1.25 to 1.0 among other covenants.   During January 2010, the Company was held harmless on the note and was released from obligation by the bank.  The amount forgiven of $250 is included in the Company’s Consolidated Statements of Changes in Shareholders’ Equity as Additional Paid-in Capital.

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

In June 2008, the FASB issued ASC 260-10 (formerly FASB Staff Position No. EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” . ASC 260-10 concludes that unvested restricted share awards that pay nonforfeitable cash dividends are participating securities and are subject to the two-class method of computing earnings per share. Our effective date for ASC 260-10 was July 1, 2009. The adoption of ASC 260-10 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC No. 825-10-65-1 (formerly FAS 107-1 and APB 28-1), “ Interim Disclosures about Fair Value of Financial Instruments ” . This ASC essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the ASC requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending September 30, 2009. The adoption of ASC No. 825-10-65-1 did not have a material impact on our consolidated financial statements.

In May 2009, FASB ASC 855-10 (formerly SFAS No. 165), “ Subsequent Events” was issued. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date (“subsequent events”), but before the financial statements are issued or available to be issued and requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009; the Company adopted ASC 855-10 for the quarter ended June 30, 2009. The Company evaluated subsequent events through the time we filed our Form 10-Q with the Securities and Exchange Commission on February 16, 2010 and will continue to evaluate subsequent events through the issuance date of future required filings.   The adoption did not have a material impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS:  COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2010 AND MAY 31, 2009

Executive Overview of Financial Results

Results of operations for the three and nine month periods ended March 31, 2010 and May 31, 2009 are as follows:

	Revenue for the		Operating income (loss) for the
	Three Months Ended		Three Months Ended
	March 31,	May 31,	March 31,	May 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Business Solutions	$15,319	$15,393	$(98)	$320
Holding Company	-	-	(187)	(2)
Segment Totals	$15,319	$15,393	$(285)	$318

Net Income (Loss) Available to Common Shareholders			$(426)	$10

	Revenue for the		Operating income (loss) for the
	Nine Months Ended		Nine Months Ended
	March 31,	May 31,	March 31,	May 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Business Solutions	$45,133	$48,562	$1,104	$681
Wireless Infrastructure	-	3,312	-	193
Transportation Infrastructure	-	12,090	-	557
Ultraviolet Technologies	-	2,771	-	(204)
Electronics Integration	-	1,251	-	100
Holding Company	-	-	(568)	(355)
Segment Totals	$45,133	$67,986	$536	$972

Net Income Available to Common Shareholders			$420	$69

Net loss available to common stock shareholders was $0.4 million or $0.03 per diluted share on revenue of $15.3 million for the three month period ended March 31, 2010 compared with net income available to common stock shareholders of $0.01 million or $0.00 per diluted share on revenue of $15.4 million for the three month period ended May 31, 2009.  This represents a 0.5% decrease in revenue and a 4,100% percent decrease in net income.

Net income available to common stock shareholders was $0.4 million or $0.03 per diluted share on revenue of $45.1 million for the nine month period ended March 31, 2010 compared with net income available to common stock shareholders of $0.07 million or $0.01 per diluted share on revenue of $68.0 million for the nine month period ended May 31, 2009.  This represents a 34% decrease in revenue and an 471% percent increase in net income.

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

PART II—OTHER INFORMATION .

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

Fortune Industries, Inc.
(Registrant)

Date: 05/13/11	By: /s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date: 05/13/11	By: /s/ Randy E. Butler
Randy E. Butler,
Chief Financial Officer