Form 10-K/A
period 2010-06-30
FORTUNE INDUSTRIES, INC.
filed 2011-05-13
CIK 851249

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed on September 29, 2010 (the “Original 10-K”) of Fortune Industries, Inc. and subsidiaries (the “Company”).  We are filing this Amendment to reclassify a $250,000 debt forgiveness gain previously classified as a component of net income, to an increase in stockholders’ equity as additional paid-in capital, to include a properly dated audit report of Somerset CPAs, P.C., to include a footnote disclosure regarding the purpose of this Amendment, to provide a more detailed description of the specific experience, qualifications, attributes and skills of our directors, and to include the aggregate fair value of our stock awards in accordance with Regulation S-K 229.402 for the applicable executives included in the Executive Compensation Table.

For convenience, this amended Annual Report on Form 10-K/A sets forth the original filing in its entirety, as amended where necessary to reflect Amendment No. 1.  The following sections were revised to reflect the restatements:

·	Part II, Item 6. Selected Financial Data;
·	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
·	Part II, Item 8. Financial Statements and Supplementary Data;
·	Part III, Item 10. Directors and Executive Officers of the Company and Corporate Governance; and
·	Part III, Item 11. Executive Compensation

	June 30, 2010
	As
	Previously
	Reported	Restated
Consolidated Balance Sheets:
Additional Paid-in Capital and Warrants Outstanding	$19,515	$19,765
Accumulated Deficit	$(30,544)	$(30,794)

	Year Ended June 30, 2010
	As
	Previously
	Reported	Restated
Consolidated Statements of Operations:
Other Income	$262	$12
Total Other Income	$368	$118
Income (Loss) Before Minority Interest in Variable Interest Entity	$1,178	$928
Income (Loss) Before Provision for Income Taxes	$1,178	$928
Net Income (Loss) From Continuing Operations	$1,440	$1,190
Net Income (Loss)	$1,421	$1,171
Net Income (Loss) Available to Common Shareholders	$828	$579
Basic Income (Loss) Per Common Share – Continuing Operations	$0.07	$0.05
Basic Income (Loss) Per Common Share	$0.07	$0.05
Diluted Income (Loss) Per Common Share – Continuing Operations	$0.06	$0.04
Diluted Income (Loss) Per Common Share	$0.06	$0.04

	June 30, 2010
	As
	Previously
	Reported	Restated
Consolidated Statements of Changes in Shareholders’ Equity
Net Income/Accumulated Deficit	$1,421	$1,171
Capital Contribution by Majority Shareholder/Additional Paid-in Capital and Warrants Outstanding	$-	$250
Balance at March 31, 2010/Additional Paid-in Capital and Warrants Outstanding	$19,515	$19,765
Balance at March 31, 2010/Accumulated Deficit	$(30,544)	$(30,794)

	Year Ended June 30, 2010
	As
	Previously
	Reported	Restated
Consolidated Statements of Cash Flows
Net Income	$1,421	$1,171
Extinguishment of debt	$(250)	$-

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

	Year Ended June 30,	Ten Months Ending June 30,	Year Ended August 31,
	2010 (Restated)	2009	2008	2007 (1)	2006 (2)
	(Dollars in thousands, except per share data)
Total Revenues	$60,694	$72,906	$158,399	$158,349	$157,113

Net Income (Loss) from Continuing Operations	1,190	1,458	(19,035)	(7,286)	2,219
Net Income (Loss) from Discontinued Operations	(19)	(74)	-	-	-
Net Income (Loss)	1,171	1,384	(19,035)	(7,286)	2,219

Net Income (Loss) Available to Common Shareholders	579	446	(19,581)	(7,782)	1,888

Basic Income (Loss) per share:
Income (Loss) from Continuing Operations	$0.05	$0.05	$(1.72)	$(0.72)	$0.18
Income (Loss) from Discontinued Operations	$0.00	$(0.01)	$0.00	$0.00	$0.00
Net Income (Loss)	$0.05	$0.04	$(1.72)	$(0.72)	$0.18

Diluted Income (Loss) per share:
Income (Loss) from Continuing Operations	$0.04	$0.04	$(1.72)	$(0.72)	$0.18
Income (Loss) from Discontinued Operations	$0.00	$(0.01)	$0.00	$0.00	$0.00
Net Income (Loss)	$0.04	$0.03	$(1.72)	$(0.72)	$0.18

Weighted Average Shares Outstanding:
Basic	12,178	11,854	11,391	10,841	10,582
Diluted	14,688	13,825	11,720	12,394	11,845

Consolidated Balance Sheet Data:
Cash and Short-Term Investments	$2,324	$1,686	$4,740	$9,830	$4,913
Working Capital	1,212	(1,009)	3,694	(15,896)	23,383
Goodwill and Intangibles, net	15,196	15,602	16,093	25,911	16,283
Total Assets	29,341	30,513	66,112	88,355	74,285
Long-Term Obligations and Preferred Stock	30,471	29,629	43,389	16,364	34,512
Shareholders' Equity	19,609	18,685	(3,413)	14,089	20,950

(1)	Includes the acquisition of PEM in February 2007 and ESG in March 2007.

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

Results of Operations

Results of operations for the fiscal periods ended June 30, 2010 and 2009 and August 31, 2008 are as follows:

	Revenue for the			Operating income (loss) for the
	Year Ended June 30,	Ten Months Ended June 30,	Year Ended August 31,	Year Ended June,	Ten Months Ended June 30,	Year Ended August 31,
	2010	2009	2008	2010	2009	2008
	(Dollars in thousands)
Business Solutions	$60,694	$53,482	$74,894	$810	$366	$(4,207)
Wireless Infrastructure	-	3,312	15,683	-	193	(638)
Transportation Infrastructure	-	12,090	43,757	-	557	867
Ultraviolet Technologies	-	2,771	11,965	-	(204)	(5,385)
Electronics Integration	-	1,251	12,094	-	100	(2,648)
Holding Company	-	-	-	-	(600)	(4,187)
Variable Interest Entity	-	-	1,725	-	-	1,495
Variable Interest Entity Elimination	-	-	(1,719)	-	-	-
Segment Totals	$60,694	$72,906	$158,399	$810	$412	$(14,703)

Net Income (Loss) Available to Common Shareholders				$579	$446	$(19,581)

Year ended June 30, 2010 versus Fiscal period ended June 30, 2009

Net income allocable to common stock shareholders was $0.6 million, or $0.04 per diluted share on revenues of $60.7 million for the year ended June 30, 2010 compared with net income of $0.4 million, or $0.03 per diluted share on revenues of $72.9 million for the ten months ended June 30, 2009.  The decrease in revenue is a direct result of the sale of the non PEO subsidiaries in the prior fiscal year along with a decrease in worksite employee accounts and processed payroll during the current year. The increase in operating income is due to the reduction of losses on the health care plan and continued efficiency improvements and expense reductions in all aspects of the companies operations.

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

As described in Note 23, the consolidated financial statements referred to above have been restated to reclassify a $250,000 debt forgiveness gain previously classified as a component of net income, to an increase in stockholders' equity as additional paid-in capital.

/s/ Somerset CPAs, P.C.

Indianapolis, Indiana
September 28, 2010, except for the Note 23, as to which the date is May 13, 2011

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	June 30,
	2010 (Restated)	June 30 2009

ASSETS
CURRENT ASSETS
Cash and equivalents	$2,324	$1,686
Restricted cash (Note 1)	2,820	3,142
Accounts receivable, net (Note 5)	2,247	2,622
Deferred tax asset (Note 10)	1,750	1,750
Prepaid expenses and other current assets	943	1,483
Inventory, net	-	13
Assets of discontinued operations, net (Note 11)	8	112
Total Current Assets	10,092	10,808

OTHER ASSETS
Property, plant & equipment, net (Note 6)	455	764
Term note receivable related party (Note 2)	2,536	2,546
Deferred tax asset (Note 10)	1,000	750
Goodwill (Note 7)	12,339	12,339
Other intangible assets, net (Note 7)	2,857	3,263
Other long-term assets	62	43
Total Other Assets	19,249	19,705

TOTAL ASSETS	$29,341	$30,513

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	June 30,
	2010 (Restated)	June 30 2009

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt (Note 8)	$511	275
Accounts payable	909	1,037
Health and workers' compensation reserves	1,696	4,125
Accrued expenses	5,530	5,376
Other current liabilities	234	1,003
Liabilities of discontinued operations, net (Note 11)	-	1
Total Current Liabilities	8,880	11,817

LONG-TERM LIABILITIES
Long-term debt, less current maturities (Note 8)	417	11
Long-term health and workers' compensation reserves	435	-
Total Long-Term Liabilities	852	11

Total Liabilities	9,732	11,828

SHAREHOLDERS' EQUITY (NOTE 13)
Common stock, $0.10 par value; 150,000,000 authorized; 12,224,290 and 12,082,173 outstanding at June 30, 2010 and 2009, respectively	1,206	1,187
Series B and C Preferred stock, $0.10 par value; 1,000,000 authorized; 296,180 issued and outstanding at June 30, 2010 and 2009	29,618	29,618
Treasury stock, at cost, 48,263 shares	(186)	-
Additional paid-in capital and warrants outstanding	19,765	19,253
Accumulated deficit	(30,794)	(31,373)
Total Shareholders' Equity	19,609	18,685

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,341	$30,513

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended	Ten Months Ended	Year Ended
	June 30,
	2010 (Restated)	June 30, 2009	August 31, 2008
REVENUES
Service revenues	$60,694	$54,977	$81,838
Product revenues	-	17,929	76,561
TOTAL REVENUES	60,694	72,906	158,399

COST OF REVENUES
Service cost of revenues	48,068	44,086	65,350
Product cost of revenues	-	14,944	65,128
TOTAL COST OF REVENUES	48,068	59,030	130,478

GROSS PROFIT	12,626	13,876	27,921

OPERATING EXPENSES
Selling, general and administrative expenses	11,046	12,598	31,102
Depreciation and amortization	770	866	2,782
Impairment (Note 1)	-	-	8,740
Total Operating Expenses	11,816	13,464	42,624

OPERATING INCOME (LOSS)	810	412	(14,703)

OTHER INCOME (EXPENSE)
Interest income	123	159	191
Interest expense	(17)	(114)	(3,062)
Loss on disposal of assets	-	(20)	(350)
Exchange rate gain	-	1	36
Other income	12	76	27
Total Other Income (Expense)	118	102	(3,158)

INCOME (LOSS) BEFORE MINORITY INTEREST IN VARIABLE INTEREST ENTITY	928	514	(17,861)
Minority Interest in Variable Interest Entity (Note 4)	-	-	1,095

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	928	514	(18,956)
Provision for income taxes (Note 10)	(262)	(944)	79

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	1,190	1,458	(19,035)

DISCONTINUED OPERATIONS
Loss from discontinued operations (Note 11)	(19)	(74)	-

NET INCOME (LOSS)	1,171	1,384	(19,035)
Preferred stock dividends	592	938	546

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$579	$446	$(19,581)

Basic Income (Loss) Per Common Share - Continuing Operations	$0.05	$0.05	$(1.72)
Basic Income (Loss) Per Common Share - Discontinued Operations	$-	$(0.01)	$-
Basic Income (Loss) Per Common Share	$0.05	$0.04	$(1.72)
Basic weighted average shares outstanding	12,177,741	11,853,957	11,391,130

Diluted Income (Loss) Per Common Share - Continuing Operations	$0.04	$0.04	$(1.72)
Diluted Income (Loss) Per Common Share - Discontinued Operations	$-	$(0.01)	$-
Diluted Income (Loss) Per Common Share	$0.04	$0.03	$(1.72)
Diluted weighted average shares outstanding	14,687,904	13,824,520	11,719,806

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
(DOLLARS IN THOUSANDS)

				Additional		Accumulated
				Paid-in Capital		Other	Total
	Common	Treasury	Preferred	and Warrants	Accumulated	Comprehensive	Shareholders'	Comprehensive
	Stock	Stock	Stock	Outstanding	Deficit	Income	Equity (Deficit)	Income (Loss)

BALANCE AT AUGUST 31, 2007 (Restated)	$1,117	$(923)	$6,618	$19,317	$(12,300)	$260	$14,089
Issuance of 28,950 shares of common stock for compensation	3	-	-	56	-	-	59	-
Retirement of 30,270 shares of common stock	(3)	-	-	(132)	-	-	(135)	-
Net Loss	-	-	-	-	(19,035)	-	(19,035)	(19,035)
Retirement of 66,180 shares of series A preferred stock	-	-	(6,618)	-	-	-	(6,618)	-
Issuance of 79,180 shares of series B preferred stock		-	7,918	-	-	-	7,918	-
Preferred stock dividends	-	-	-	-	(546)	-	(546)	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(68)	(68)	(68)

Distribution of 384,500 shares from variable interest entity	-	923	-	-	-	-	923	-

Total comprehensive loss	-	-	-	-	-	-	-	$(19,103)

BALANCE AT AUGUST 31, 2008	$1,117	$-	$7,918	$19,241	$(31,881)	$192	$(3,413)
Issuance of 708,800 shares of common stock for compensation	71	-	-	124	-	-	195	-
Retirement of 10,000 shares of common stock	(1)	-	-	(61)	62	-	-	-
Net income	-	-	-	-	1,384	-	1,384	1,384
Retirement of 79,180 shares of series B preferred stock	-	-	(7,918)	-	-	-	(7,918)	-
Issuance of 100,880 shares of series C preferred stock			29,618				29,618	-
Disposition of productive business assets	-	-	-	(51)	-	(192)	(243)	(192)
Preferred stock dividends	-	-	-	-	(938)	-	(938)	-
Total comprehensive income	-	-	-	-	-	-	-	$1,192

BALANCE AT JUNE 30, 2009	$1,187	$-	$29,618	$19,253	$(31,373)	$-	$18,685
Issuance of 142,117 shares of common stock for compensation	14	-	-	81	-	-	95	-
Purchase of 48,263 shares of common stock for treasury at cost	5	(186)	-	181	-	-	-	-
Net income	-	-	-	-	1,171	-	1,171	1,171
Capital contribution by majority shareholder	-	-	-	250	-	-	250	-
Preferred stock dividends	-	-	-	-	(592)	-	(592)	-

BALANCE AT JUNE 30, 2010, restated	$1,206	$(186)	$29,618	$19,765	$(30,794)	$-	$19,609	$1,171

See Accompanying Notes to Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Year Ended	Ten Months Ended	Year Ended
	June 30,
	2010 (Restated)	June 30, 2009	August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,171	$1,384	$(19,035)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	770	1,033	3,675
Provision for gains (losses) on accounts receivable	(111)	(155)	325
Loss on disposal of assets	-	20	350
Stock based compensation	95	195	59
Extinguishment of debt	0	-	(135)
Minority interest in variable interest entity income	-	-	1,095
Deferred income taxes	(250)	(1,011)	-
Impairment on intangible assets	-	-	8,740
Changes in certain operating assets and liabilities:
Restricted cash	322	2,228	(279)
Accounts receivable	486	914	3,627
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	(1,506)
Inventory, net	-	92	2,289
Prepaid assets and other current assets	553	(98)	577
Assets of discontinued operations	106	410	-
Other long-term assets	(9)	5	73
Accounts payable	(128)	332	(3,618)
Health and workers' compensation reserves	(1,993)	(1,125)	307
Accrued expenses and other current liabilities	(256)	(3,680)	2,200
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-	(546)
Liabilities of discontinued operations	-	214	-
Net Cash Provided by (Used in) Operating Activities	756	758	(1,802)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(55)	(121)	(1,333)
Variable interest entity proceeds from sale of assets	-	-	390
Proceeds from sale of assets	-	12	20
Net Cash Used in Investing Activities	(55)	(109)	(923)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under line of credit	-	-	(11,750)
Borrowings (payments) on long-term debt majority shareholder	-	(300)	32,300
Proceeds from short and long-term debt	1,000	250	-
Payments on short and long-term debt	(108)	(50)	(18,282)
Variable interest entity payments on long-term debt	-	-	(829)
Payments on convertible debentures	-	(3,405)	(2,272)
Repurchases of common stock for treasury	(557)	-	-
Dividends paid on preferred stock	(398)	(198)	(546)
Proceeds from variable interest entity member contributions	-	-	160
Distributions to variable interest entity members	-	-	(1,078)
Net Cash Provided by (Used in) Financing Activities	(63)	(3,703)	(2,297)

Effect of exchange rate changes on cash	-	-	(68)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	638	(3,054)	(5,090)

CASH AND EQUIVALENTS
Beginning of Period	1,686	4,740	9,830

End of Period	$2,324	$1,686	$4,740

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
$928

Term Notes

Effective May 29, 2009, the Company entered into a $250 term loan note with a bank. The term loan note matured on October 28, 2009 and incurred interest at the Prime Rate plus 2.0%. The note was collateralized by certain assets of the Company’s majority shareholders. The loan required the Company to maintain a minimum debt service coverage ratio of 1.25 to 1.0 among other covenants. In January 2010, the Company was held harmless on the note and was released from the obligation by the bank.  The amount forgiven of $250 is included in the Company’s Consolidated Statements of changes in Shareholders' Equity as Additional Paid-in Capital.

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

NOTE 15 - PER SHARE DATA

The following presents the computation of basic income (loss) per share and diluted income (loss) per share:

	Year Ended	Ten Months Ended	Year Ended
	June 30,
	2010 (Restated)	June 30, 2009	August 31, 2008

Net Income (Loss) Available to Common Shareholders	$579	$446	$(19,581)

Basic Income (Loss) from Continuing Operations	$0.05	$0.05	$(1.72)

Basic Income (Loss) from Discontinued Operations	-	$(0.01)	$0.00

Basic Income (Loss) per Common Share	$0.05	$0.04	$(1.72)

Basic Weighted Average Shares Outstanding	12,177,741	11,853.96	11,391,130

Diluted Income (Loss) from Continuing Operations	$0.04	$0.04	$(.72)

Diluted Income (Loss) from Discontinued Operations	-	$(0.01)	$0.00

Diluted Income (Loss) per Common Share	$0.04	$0.03	$(1.72)

Diluted Weighted Average Shares Outstanding	14,687,904	13,824,520	11,719,806

NOTE 16 - OPERATING LEASE COMMITMENTS

Property Lease Commitments

Segment	Location(s)	Description
Business Solutions	Richmond, IN (1); Brentwood, TN (2); Provo, UT (3); Tucson, AZ (4); Loveland, CO (5)	Offices
Corporate	Indianapolis, IN (6)	Offices

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

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited consolidated operating results by quarter for the fiscal periods ended June 30, 2010 and 2009:
	For the Three Months Ended
	September 30,	December 31,	March 31, (Restated)	June 30,
2010:
Revenues	$14,829	$14,985	$15,319	$15,561
Gross Profit	3,401	3,186	2,635	3,404
Net income (loss) available to common shareholders	660	186	(426)	158
Basic earnings (loss) per share – continuing operations	0.05	0.02	(0.03)	0.01
Basic earnings (loss) per share – discontinued operations	-	-	-	-
Basic earnings (loss) per share	0.05	0.02	(0.03)	0.01
Diluted earnings (loss) per share – continuing operations	0.05	0.01	(0.03)	0.01
Diluted earnings per share – discontinued operations	-	-	-	-
Diluted earnings (loss) per share	0.05	0.01	(0.03)	0.01

	For the Three Months Ended			For the One Month Ended*
	November 30,	February 28,	May 31,	June 30,
2009:
Revenues	$36,165	$16,428	$15,393	$4,920
Gross Profit	7,112	3,309	3,093	362
Net income available to common shareholders	44	15	10	377
Basic earnings per share – continuing operations	0.01	0.00	0.00	0.04
Basic earnings per share – discontinued operations	(0.01)	0.00	0.00	0.00
Basic earnings per share	0.00	0.00	0.00	0.04
Diluted earnings per share – continuing operations	0.00	0.00	0.00	0.03
Diluted earnings per share – discontinued operations	0.00	0.00	0.00	0.00
Diluted earnings per share	0.00	0.00	0.00	0.03

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

NOTE 23 – RESTATEMENT OF FINANCIAL STATEMENTS

We amended our Company’s Annual Report for the year ended June 30, 2010 to reclassify a $250,000 debt forgiveness gain previously classified as a component of net income, to an increase in stockholders’ equity as additional paid-in capital.

The following table sets forth the effects of the restatement on previously-reported consolidated financial statements as of, and for the year ended June 30, 2010:

	June 30, 2010
	As
	Previously
	Reported	Restated
Consolidated Balance Sheets:
Additional Paid-in Capital and Warrants Outstanding	$19,515	$19,765
Accumulated Deficit	$(30,544)	$(30,794)

	Year Ended June 30, 2010
	As
	Previously
	Reported	Restated
Consolidated Statements of Operations:
Other Income	$262	$12
Total Other Income	$368	$118
Income (Loss) Before Minority Interest in Variable Interest Entity	$1,178	$928
Income (Loss) Before Provision for Income Taxes	$1,178	$928
Net Income (Loss) From Continuing Operations	$1,440	$1,190
Net Income (Loss)	$1,421	$1,171
Net Income (Loss) Available to Common Shareholders	$828	$579
Basic Income (Loss) Per Common Share – Continuing Operations	$0.07	$0.05
Basic Income (Loss) Per Common Share	$0.07	$0.05
Diluted Income (Loss) Per Common Share – Continuing Operations	$0.06	$0.04
Diluted Income (Loss) Per Common Share	$0.06	$0.04

	June 30, 2010
	As
	Previously
	Reported	Restated
Consolidated Statements of Changes in Shareholders’ Equity
Net Income/Accumulated Deficit	$1,421	$1,171
Capital Contribution by Majority Shareholder/Additional Paid-in Capital and Warrants Outstanding	$-	$250
Balance at March 31, 2010/Additional Paid-in Capital and Warrants Outstanding	$19,515	$19,765
Balance at March 31, 2010/Accumulated Deficit	$(30,544)	$(30,794)

	Year Ended June 30, 2010
	As
	Previously
	Reported	Restated
Consolidated Statements of Cash Flows
Net Income	$1,421	$1,171
Extinguishment of debt	$(250)	$-

Segment & Entity	Business Activity

Business Solutions
Professional Staff Management, Inc. and related entities; CSM, Inc. and subsidiaries; Precision Employee Management, LLC; and Employer Solutions Group, Inc. and related entities	Provider of outsourced human resource services

Wireless Infrastructure
Fortune Wireless, Inc.; Magtech Services, Inc.; Cornerstone Wireless Construction Services, Inc.; James Westbrook & Associates, LLC	Provider of turnkey development services for deployment of wireless networks

Transportation Infrastructure
James H. Drew Corp. and subsidiaries	Installer of fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel

Ultraviolet Technologies
Nor-Cote International, Inc. and subsidiaries	Manufacturer of UV curable screen printing ink products

Electronics Integration
Kingston Sales Corporation; Commercial Solutions, Inc.; Telecom Technology Corp.	Distributor and installer of home and commercial electronics

The following tables report data by segment and exclude revenues from transactions with other operating segments:

	Business	Wireless	Transportation	Ultraviolet	Electronics	Holding
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Company	Totals
Ten months ended June 30, 2009
Revenue	$53,482	$3,312	$12,090	$2,771	$1,251	$-	$72,906
Cost of revenue	43,317	2,458	10,747	1,596	912	-	59,030
Gross profit	10,165	854	1,343	1,175	339	-	13,876
Operating expenses
Selling, general and administrative	9,251	650	781	1,320	238	358	12,598
Depreciation and amortization	548	11	5	59	1	242	866
Total operating expenses	9,799	661	786	1,379	239	600	13,464

Segment operating income (loss)	$366	$193	$557	$(204)	$100	$(600)	$412

(1)       Gross billings of $456,813 less worksite employee payroll costs of $403,331.

	Business	Wireless	Transportation	Ultraviolet	Electronics	Operating
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Total
Year ended August 31, 2008
Revenue	$74,894	$15,683	$43,757	$11,965	$12,094	$158,393
Cost of revenue	61,459	11,991	39,005	6,904	11,119	130,478
Gross profit	13,435	3,692	4,752	5,061	975	27,915
Operating expenses
Selling, general and administrative	14,079	4,177	3,861	4,956	2,300	29,373
Depreciation and amortization	1,267	153	24	322	47	1,813
Impairment	2,296	-	-	5,168	1,276	8,740
Total operating expenses	17,642	4,330	3,885	10,446	3,623	39,926

Segment operating income (loss)	$(4,207)	$(638)	$867	$(5,385)	$(2,648)	$(12,011)

	Holding	Consolidated	VIE
	Company	VIE	Elimination	Totals
Year ended August 31, 2008 (Continued)
Revenue	$-	$1,725	$(1,719)	$158,399
Cost of revenue	-	-	-	130,478
Gross profit	-	1,725	(1,719)	27,921
Operating expenses
Selling, general and administrative	3,411	37	(1,719)	31,102
Depreciation and amortization	776	193	-	2,782
Impairment	-	-	-	8,740
Total operating expenses	4,187	230	(1,719)	42,624

Segment operating income (loss)	$(4,187)	$1,495	$-	$(14,703)

(1) Gross billings of $610,453 less worksite employee payroll costs of $535,559.

	Business	Electronics	Holding
	Solutions	Integration	Company	Totals
As of June 30, 2009 (Audited)
Current Assets
Cash and equivalents	$1,472	$-	$64	$1,536
Restricted cash	3,292	-	-	3292
Accounts receivable, net	2,619	-	3	2,622
Inventory, net	13	-	-	13
Deferred tax asset	1,250	-	-	1,250
Prepaid expenses and other current assets	1,493	-	(10)	1,483
Assets of discontinued operations, net	-	112	-	112
Total Current Assets	10,139	112	57	10,308

Other Assets
Property, plant & equipment, net	489	-	275	764
Deferred tax asset	1,250	-	-	1,250
Goodwill	12,339	-	-	12,339
Other intangible assets, net	3,263	-	-	3,263
Term note receivable-related party	-	-	2,546	2,546
Other long term assets	22	-	21	43
Total Other Assets	17,363	-	2,842	20,205

Total Assets	$27,502	$112	2,899	30,513

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

Carter M. Fortune was appointed Chief Executive Officer and Chairman of the Board of the Company as of January 2002.  Mr. Fortune resigned as Chief Executive Officer on May 27, 2005 and was appointed Treasurer and remained Chairman of the Board.  Mr. Fortune has a Bachelor of Business Administration degree in marketing from the University of Cincinnati.  He began his professional career at a leading national food brands company where after five years he had ascended to the position of Regional Marketing Manager.  Mr. Fortune was then hired as Director of Marketing for a leading insurance and actuarial services provider where he served for three years.  Mr. Fortune then began a period of about fifteen years where he was the owner and operator of a chain of retail stores.  Concurrently Mr. Fortune began investing in, owning and operating numerous commercial and residential real estate developments; he continues to pursue such ventures.  Mr. Fortune is currently the sole owner of Fisbeck-Fortune Development, LLC, 14 West, LLC and Fortune Group, Inc., none of which is a parent, subsidiary or other affiliate of the Company.  In addition, Mr. Fortune is the majority shareholder of the Company.  Mr. Fortune brings over 45 years of business management experience to the Company both as an owner and senior manager and owner.

P. Andy Rayl was elected to the Company’s Board on May 17, 2005.  Mr. Rayl also served as Chairman of the Company’s Audit Committee until May 8, 2008 when he was appointed as Chief Operating Officer.  Mr. Rayl served as the Chief Financial Officer and Director of Operations for Technuity, Inc. (“Technuity”) from October 2002 through May 2008.  From October 2000 to October 2002, he served as Controller and Vice President of Finance of Technuity.  Technuity was a virtual manufacturer of battery products and related accessories.  From 1999 through November 2007, Technuity experienced significant growth in the consumer electronics retail channel and along with winning distinction as an Ernst & Young Entrepreneur of the Year in 2002, was also named one of the ten fastest growing private companies in Indiana in both 2002 and 2004.  Mr. Rayl also served as Chief Financial Officer of Batteries.com, LLC (“Batteries.com”) from December 2004 through November 2007.  Batteries.com was a retailer of battery products and accessories to the general public via the internet.  Prior to joining Technuity, Mr. Rayl was employed as a Certified Public Accountant by Ernst & Young, LLP where he specialized in providing auditing and assurance services for fast-growing private and public start-up companies.  Mr. Rayl has over 15 years of experience in accounting and finance, and has a history of successfully negotiating credit facilities for private and public companies.  Mr. Rayl graduated with honors with a Bachelor of Science degree in accounting from Indiana University.

David A. Berry was elected to the Fortune Industries Board of Directors on November 1, 2002.  Mr. Berry serves as the interim chairman of the Company’s Audit Committee.  Mr. Berry began his professional career by starting his own underground and aerial utility construction company in 1978, which he had grown into a national company with operations from Maine to California.  He sold the company in 1984.  Mr. Berry then started OSP Engineering (OSP), an outside and inside plant telecommunications engineering company, designing telephone, cable TV and electrical systems for AT&T, Indiana Bell Telephone and Indiana Bell Communications.  Mr. Berry again grew the OSP into a regional company, with customers thought the Midwest, which he sold in 1990.  Mr. Berry was one of the founding members of Citimark Communications, a shared tenant services telephone company; he sold his interest to his partners and formed Shared Telcom Services (STS) in 1995.  Mr. Berry grew STS (via acquisition) into the third largest regional Competitive Local Exchange Carrier (CLEC) behind Ameritech and AT&T.  He then sold the company in 2000 to a large national Utility.  In addition to his vast experience in growing and managing businesses, Mr. Berry has personally been involved in the sale of multiple companies.  His financial acumen developed over years of starting, growing and selling businesses is a valuable asset to the board and the audit committee.  Mr. Berry has been retired since 2001 and is currently an independent consultant pursuing multiple business ventures.

Patrick Ludwig was appointed to the Company's Board on November 17, 2008.  Mr. Ludwig retired as President of Kenra, LTD, an Indianapolis-based hair care products company, in 2009.  He had been with Kenra since 1995.  Prior to Kenra, Mr. Ludwig worked for a Minnesota-based hair care distributor.  Mr. Ludwig has extensive experience serving in an executive role, and brings his knowledge and understanding of running a mid-sized business to the Company.  During his tenure as President of the company, Mr. Ludwig helped grow the company and facilitate its sale to a private equity firm in 2007.  Mr. Ludwig graduated from Arizona State University with a Bachelor of Science degree in History.

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

EXECUTIVE COMPENSATION TABLE

	Fiscal Period
	Ended
	June 30, 2010 and 2009 and	Annual Salary	Annual Bonus	Stock		Other
Name and Principal Position	August 31, 2008	Compensation	Compensation	Awards		Compensation		Total
John F. Fisbeck, CEO (1)	2010	$180,000	$-	-		$-		$180,000
	2009	$300,000	$-	$50,000	(7)	$150,400	(2)	$500,400
	2008	$600,000	$-	-		$150,400	(2)	$750,400
P. Andy Rayl, COO (3)	2010	$105,000	$-	-		$-		$105,000
	2009	$95,000	$-	$50,000	(8)	$-		$145,000
	2008	$58,731	$-	-		$-		$58,731
Garth D. Allred, CFO (4)	2010	$-	$-	-		$-		$-
	2009	$102,974	$-	-		$-		$102,974
	2008	$170,000	$65,000	-		$-		$235,000
Tena Mayberry, CEO (5)	2010	$180,000	$20,000	-		$-		$200,000
	2009	$41,538	$-	-		$-		$41,538
	2008	$-	$-	-		$-		$-
Randy Butler, CFO (6)	2010	$130,000	$-	-		$-		$130,000
	2009	$30,000	$-	-		$-		$30,000
	2008	$-	$-	-		$-		$-

(1)	John Fisbeck’s term as the Company’s CEO ended on January 15, 2010, when he resigned from the Company.

(2)	Mr. Fisbeck received guarantee fees in connection with his personal guarantees for Company debt benefiting the Company.

(3)	P. Andy Rayl began his term as the Company’s COO on May 8, 2008.

(4)	Garth Allred was employed as the Company’s CFO from September 14, 2007 to April 2, 2009.

(5)	Tena Mayberry began her term as the Company’s President on April 13, 2009 and as the Company’s CEO on January 1, 2010.

(6)	Randy Butler began his term as the Company’s CFO on April 2, 2009

(7)
Represents the aggregate fair value of 200,000 shares of unrestricted common stock granted on December 11, 2008 at a price of $.28 per share, which represents the closing price of the Company’s shares on the grant date.

(8)
Represents the aggregate fair value of 200,000 shares of unrestricted common stock granted on December 11, 2008 at a price of $.28 per share, which represents the closing price of the Company’s shares on the grant date.

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

FORTUNE INDUSTRIES, INC.

Date: May 13, 2011	By:	/s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date: May 13, 2011	By:	/s/ Randy Butler
Randy Butler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 13, 2011	/s/ Carter M. Fortune
Carter M. Fortune, Chairman of the Board

Date: May 13, 2011	/s/ P. Andy Rayl
P. Andy Rayl, Director

Date: May 13, 2011	/s/ David A. Berry
David A. Berry, Director

Date: May 13, 2011	/s/Richard F. Suja
Richard F. Suja, Director

Date: May 13, 2011	/s/ Paul J. Hayes
Paul J. Hayes, Director