Form 10-Q/A
period 2010-09-30
FORTUNE INDUSTRIES, INC.
filed 2011-05-13
CIK 851249

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

 Explanatory Note

The purpose of Amendment No. 1 to the Company’s Quarterly Report for the quarter ended September 30, 2010 is to reclassify a $250,000 debt forgiveness gain previously classified as a component of net income, to an increase in stockholders’ equity as additional paid-in capital.

For convenience, this amended Quarterly Report on Form 10-Q/A sets forth the original filing in its entirety, as amended where necessary to reflect the restatement.  The following sections were revised to reflect this restatement:

•	Part I, Item 1. Consolidated Balance Sheets, Consolidated Statements of Changes in Shareholders’ Equity and Note 3.

The financial statements and other disclosures in the amended Quarterly Report on Form 10-Q/A do not reflect any events that have occurred after the Quarterly Report on Form 10-Q as initially filed on November 15, 2010.  The following table sets forth the effects of the restatement on previously-reported consolidated financial statements as of, and for the three months ended, September 30, 2010:

Consolidated Balance Sheets:	September 30, 2010
	As Previously
	Reported	Restated
Additional Paid-in Capital and Warrants Outstanding	$19,518	$19,768
Accumulated Deficit	$(30,242)	$(30,492)

	June 30, 2010
	As Previously
	Reported	Restated
Additional Paid-in Capital and Warrants Outstanding	$19,515	$19,765
Accumulated Deficit	$(30,544)	$(30,794)

	September 30, 2010
	As Previously
	Reported	Restated
Consolidated Statements of Changes in Shareholders’ Equity:
Balance at June 30, 2010/Additional Paid-in Capital and Warrants Outstanding	$19,515	$19,765
Balance at June 30, 2010/Accumulated Deficit	$(30,544)	$(30,794)
Balance at September 30, 2010/Additional Paid-in Capital and Warrants Outstanding	$19,518	$19,768
Balance at September 30, 2010/Accumulated Deficit	$(30,242)	$(30,492)

FORTUNE INDUSTRIES, INC.
FORM 10-Q
For The Quarterly Period Ended September 30, 2010

INDEX

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	September 30,	June 30,
	2010	2010
	(Unaudited, Restated)	(Audited, Restated)

ASSETS
CURRENT ASSETS
Cash and equivalents	$5,334	$2,324
Restricted cash (Note 1)	2,517	2,820
Accounts receivable, net of allowance for doubtful accounts of $6 and $29	2,472	2,247
Deferred tax asset	1,750	1,750
Prepaid expenses and other current assets	802	943
Assets of discontinued operations, net	-	8
Total Current Assets	12,875	10,092

OTHER ASSETS
Property, plant & equipment, net of accumulated depreciation of $2,425 and $2,353	407	455
Term note receivable related party	2,563	2,536
Deferred tax asset	1,000	1,000
Goodwill	12,339	12,339
Other intangible assets, net of accumulated amortization of $1,897 and $1,796	2,755	2,857
Other long-term assets	62	62
Total Other Assets	19,126	19,249

TOTAL ASSETS	$32,001	$29,341

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt (Note 3)	$504	$511
Accounts payable	986	909
Health and workers' compensation reserves	1,604	1,696
Customer deposits	3,247	-
Accrued expenses	4,707	5,530
Other current liabilities	154	234
Total Current Liabilities	11,202	8,880

LONG-TERM LIABILITIES
Health and workers' compensation reserves	592	435
Long-term debt, less current maturities (Note 3)	292	417
Total Long-Term Liabilities	884	852

Total Liabilities	12,086	9,732

SHAREHOLDERS' EQUITY (NOTE 5)
Common stock, $0.10 par value; 150,000,000 authorized; 12,234,290 and 12,224,290 issued and outstanding at September 30, 2010 and June 30, 2010, respectively	1,207	1,206
Series C Preferred stock, $0.10 par value; 1,000,000 authorized; 296,180 issued and outstanding at September 30, 2010 and June 30, 2010, respectively	29,618	29,618
Treasury stock, at cost, 48,263 shares	(186)	(186)
Additional paid-in capital and warrants outstanding	19,768	19,765
Accumulated deficit	(30,492)	(30,794)
Total Shareholders' Equity	19,915	19,609

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$32,001	$29,341

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

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

				Additional
				Paid-in Capital		Total
	Common	Treasury	Preferred	and Warrants	Accumulated	Shareholders'
	Stock	Stock	Stock	Outstanding	Deficit	Equity

BALANCE AT JUNE 30, 2010 (Audited, Restated)	$1,206	$(186)	$29,618	$19,765	$(30,794)	$19,609
Issuance of 10,000 shares of common stock for compensation	1	-	-	3	-	4
Net income	-	-	-	-	450	450
Preferred stock dividends	-	-	-	-	(148)	(148)

BALANCE AT SEPTEMBER 30, 2010 (Unaudited, Restated)	$1,207	$(186)	$29,618	$19,768	$(30,492)	$19,915

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

Fortune Industries, Inc.
(Registrant)

Date: May 13, 2011	By:	/s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date: May 13, 2011	By:	/s/ Randy E. Butler
Randy E. Butler,
Chief Financial Officer