Form 10-Q/A
period 2010-12-31
FORTUNE INDUSTRIES, INC.
filed 2011-05-13
CIK 851249

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

 Explanatory Note

The purpose of Amendment No. 1 to the Company’s Quarterly Report for the quarter ended December 31, 2010 is to reclassify a $250,000 debt forgiveness gain previously classified as a component of net income, to an increase in stockholders’ equity as additional paid-in capital.

For convenience, this amended Quarterly Report on Form 10-Q/A sets forth the original filing in its entirety, as amended where necessary to reflect the restatement.  The following sections were revised to reflect this restatement:

•	Part I, Item 1. Consolidated Balance Sheets, Consolidated Statements of Changes in Shareholders’ Equity and Note 3.

The financial statements and other disclosures in the amended Quarterly Report on Form 10-Q/A do not reflect any events that have occurred after the Quarterly Report on Form 10-Q as initially filed on February 14, 2011.  The following table sets forth the effects of the restatement on previously-reported consolidated financial statements as of, and for the six months ended, December 31, 2010:

Consolidated Balance Sheets:	December 31, 2010
	As Previously
	Reported	Restated
Additional Paid-in Capital and Warrants Outstanding	$20,126	$20,376
Accumulated Deficit	$(30,016)	$(30,266)

	June 30, 2010
	As Previously
	Reported	Restated
Additional Paid-in Capital and Warrants Outstanding	$19,515	$19,765
Accumulated Deficit	$(30,544)	$(30,794)

	December 31, 2010
	As Previously
	Reported	Restated
Consolidated Statements of Changes in Shareholders’ Equity:
Balance at June 30, 2010/Additional Paid-in Capital and Warrants Outstanding	$19,515	$19,765
Balance at June 30, 2010/Accumulated Deficit	$(30,544)	$(30,794)
Balance at December 31, 2010/Additional Paid-in Capital and Warrants Outstanding	$20,126	$20,376
Balance at December 31, 2010/Accumulated Deficit	$(30,016)	$(30,266)

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

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	December 31	June 30,
	2010	2010
	(Unaudited, Restated)	(Audited, Restated)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt (Note 3)	$500	$511
Accounts payable	628	909
Health and workers' compensation reserves	1,801	1,696
Customer deposits	214	-
Accrued expenses	5,823	5,530
Other current liabilities	45	234
Total Current Liabilities	9,011	8,880

LONG-TERM LIABILITIES
Health and workers' compensation reserves	592	435
Long-term debt, less current maturities (Note 3)	167	417
Total Long-Term Liabilities	759	852

Total Liabilities	9,770	9,732

SHAREHOLDERS' EQUITY (NOTE 5)
Common stock, $0.10 par value; 150,000,000 authorized;
12,235,790 and 12,224,290 issued and outstanding at December 31, 2010
and June 30, 2010, respectively	1,224	1,206
Series C Preferred stock, $0.10 par value; 1,000,000 authorized;
296,180 issued and outstanding at December 31, 2010
and June 30, 2010, respectively	27,118	29,618
Treasury stock, at cost, 214,444 and 48,263 shares at
December 31, 2010 and June 30, 2010, respectively	(809)	(186)
Additional paid-in capital and warrants outstanding	20,376	19,765
Accumulated deficit	(30,266)	(30,794)
Total Shareholders' Equity	17,643	19,609

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$27,413	$29,341

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

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

				Additional
				Paid-in Capital		Total
	Common	Treasury	Preferred	and Warrants	Accumulated	Shareholders'
	Stock	Stock	Stock	Outstanding	Deficit	Equity
BALANCE AT JUNE 30, 2010 (Audited, Restated)	$1,206	$(186)	$29,618	$19,765	$(30,794)	$19,609

Issuance of 11,500 shares of common
stock for compensation	1	-	-	5	-	6
Purchase of 166,181 shares of common stock	17	(623)	-	606	-	-
for treasury at cost
Related party note receivable securitized by
preferred stock	-	-	(2,500)	-	-	(2,500)
Net income	-	-	-	-	824	824
Preferred stock dividends	-	-	-	-	(296)	(296)

BALANCE AT DECEMBER 31, 2010 (Unaudited, Restated)	$1,224	$(809)	$27,118	$20,376	$(30,266)	$17,643

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