Form 10-Q
period 2011-03-31
FORTUNE INDUSTRIES, INC.
filed 2011-05-16
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

As of May 13, 2011, 12,270,790 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.
FORM 10-Q
For The Quarterly Period Ended December 31, 2010

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

		2010
	2011	(Audited,
	(Unaudited)	Restated)

ASSETS
CURRENT ASSETS
Cash and equivalents	$6,554	$2,324
Restricted cash (Note 1)	2,428	2,820
Accounts receivable, net of allowance for doubtful accounts of $9 and $29	2,741	2,247
Deferred tax asset	1,750	1,750
Prepaid expenses and other current assets	550	943
Assets of discontinued operations, net	-	8
Total Current Assets	14,023	10,092

OTHER ASSETS
Property, plant & equipment, net of accumulated depreciation of $1,684 and $2,353	276	455
Term note receivable related party (Note 2)	-	2,536
Deferred tax asset	1,000	1,000
Goodwill	12,339	12,339
Other intangible assets, net of accumulated amortization of $2,101 and $1,796	2,552	2,857
Other long-term assets	72	62
Total Other Assets	16,239	19,249

TOTAL ASSETS	$30,262	$29,341

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

		June 30,
	March 31,	2010
	2011	(Audited,
	(Unaudited)	Restated)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt (Note 3)	$500	$511
Accounts payable	532	909
Health and workers' compensation reserves	987	1,696
Customer deposits	2,140	-
Accrued expenses	7,500	5,530
Other current liabilities	45	234
Total Current Liabilities	11,704	8,880

LONG-TERM LIABILITIES
Health and workers' compensation reserves	593	435
Long-term debt, less current maturities (Note 3)	42	417
Total Long-Term Liabilities	635	852

Total Liabilities	12,339	9,732

SHAREHOLDERS' EQUITY (NOTE 5)
Common stock, $0.10 par value; 150,000,000 authorized; 12,235,790 and 12,224,290 issued and outstanding at March 31, 2011 and June 30, 2010, respectively	1,224	1,206
Series C Preferred stock, $0.10 par value; 1,000,000 authorized; 296,180 issued and outstanding at March 31, 2011 and June 30, 2010, respectively	27,133	29,618
Treasury stock, at cost, 214,444 and 48,263 shares at March 31, 2011 and June 30, 2010, respectively	(809)	(186)
Additional paid-in capital and warrants outstanding	20,376	19,765
Accumulated deficit	(30,001)	(30,794)
Total Shareholders' Equity	17,923	19,609

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$30,262	$29,341

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Month Period Ended		Nine Month Period Ended
		March 31,		March 31,
	March 31,	2010	March 31,	2010
	2011	(Restated)	2011	(Restated)

REVENUES	$16,816	$15,319	$48,247	$45,133

DIRECT COSTS	13,713	12,684	38,802	35,911

GROSS PROFIT	3,103	2,635	9,445	9,222

OPERATING EXPENSES
Selling, general and administrative expenses	2,545	2,744	7,712	8,127
Depreciation and amortization	139	176	480	559
Total Operating Expenses	2,684	2,920	8,192	8,686

OPERATING INCOME (LOSS)	419	(285)	1,253	536

OTHER INCOME (EXPENSE)
Interest income	11	27	72	83
Interest expense	(7)	(2)	(35)	(10)
Other income	10	-	13	-
Total Other Income (Expense)	14	25	50	73

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	433	(260)	1,303	609

Provision for income tax expense (benefit)	20	14	57	(278)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	413	(274)	1,246	887

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(4)	(9)	(23)

NET INCOME (LOSS)	413	(278)	1,237	864

Preferred stock dividends	148	148	444	444

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$265	$(426)	$793	$420

Basic Income (Loss) Per Common Share-Continuing Operations	$0.02	$(0.03)	$0.06	$0.03
Basic Loss Per Common Share-Discontinued Operations	-	-	-	-
BASIC INCOME (LOSS) PER COMMON SHARE	$0.02	$(0.03)	$0.06	$0.03

Basic Weighted Average Shares Outstanding	12,235,790	12,205,534	12,231,832	12,162,281

Diluted Income (Loss) Per Common Share-Continuing Operations	$0.02	$(0.03)	$0.06	$0.03
Diluted Loss Per Common Share-Discontinued Operations	-	-	-	-
DILUTED INCOME (LOSS) PER COMMON SHARE	$0.02	$(0.03)	$0.06	$0.03

Diluted Weighted Average Shares Outstanding	14,553,184	14,715,577	14,542,865	14,672,444

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

				Additional
				Paid-in Capital		Total
	Common	Treasury	Preferred	and Warrants	Accumulated	Shareholders'
	Stock	Stock	Stock	Outstanding	Deficit	Equity

BALANCE AT JUNE 30, 2010 (Audited, Restated)	$1,206	$(186)	$29,618	$19,765	$(30,794)	$19,609

Issuance of 11,500 shares of common stock for compensation	1	-	-	5	-	6
Purchase of 166,181 shares of common stock for treasury at cost	17	(623)	-	606	-	-
Related party note receivable securitized by preferred stock	-	-	(2,485)	-	-	(2,485)
Net income	-	-	-	-	1,237	1,237
Preferred stock dividends	-	-	-	-	(444)	(444)

BALANCE AT MARCH 31, 2011 (Unaudited)	$1,224	$(809)	$27,133	$20,376	$(30,001)	$17,923

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
		March 31,
	March 31,	2010
	2011	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,237	$864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	480	559
Provision for losses on accounts receivable	(20)	(108)
Stock based compensation	6	97
Deferred income taxes	-	(250)
Changes in certain operating assets and liabilities:
Restricted cash	392	(116)
Accounts receivable	(474)	276
Prepaid assets and other current assets	393	349
Assets of discontinued operations	8	94
Other long-term assets	26	3
Accounts payable	(377)	(135)
Health and workers' compensation reserves	(551)	(1,652)
Customer deposits	2,140	-
Accrued expenses and other current liabilities	2,043	299
Liabilities of discontinued operations	-	(1)
Net Cash Provided by Operating Activities	5,303	279

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(50)	(50)
Proceeds from sale of assets	55	-
Net Cash Provided by (Used in) Investing Activities	5	(50)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(386)	(19)
Repurchase of common stock for treasury	(248)	-
Dividends paid on preferred stock	(444)	(149)
Net Cash Used in Financing Activities	(1,078)	(168)

NET INCREASE IN CASH AND EQUIVALENTS	4,230	61

CASH AND EQUIVALENTS
Beginning of Period	2,324	1,686

End of Period	$6,554	$1,747

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	March 31,	March 31,
	2011	2010
SUPPLEMENTAL DISCLOSURES
Interest paid	$35	$10

Income taxes paid	$37	$68

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2010 Annual Report on Form 10-K/A filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”).  The consolidated balance sheet at June 30, 2010 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The Company’s consolidated balance sheet at March 31, 2011, and the consolidated statements of operations, cash flows and shareholders’ equity for the period ended March 31, 2011 have been prepared by the Company without audit.  These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The Company has evaluated subsequent events through the time these financial statements in the Form 10-Q report were filed with the Securities and Exchange Commission.  The operating results for the nine month period ended March 31, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Nature of Business: Fortune Industries, Inc. is an Indiana corporation comprised of Professional Employer Organizations (PEOs) which provide full-service human resources outsourcing services through co-employment relationships with its clients.  Wholly owned subsidiaries operating in this industry include Professional Staff Management, Inc. and related entities (“PSM”); CSM, Inc. and related subsidiaries (“CSM”); Precision Employee Management, LLC (“PEM”); and Employer Solutions Group, Inc. and related entities (“ESG”).

The Companies bill its clients under Professional Services Agreements as licensed PEOs.  The billing includes amounts for the client’s gross wages, payroll taxes, employee benefits, workers’ compensation insurance and an administration fee.  The administration fee charged by the companies in this segment is typically a percentage of the gross payroll and is sufficient to allow the companies in this segment to provide payroll administration services, human resources consulting services, worksite safety training, and employment regulatory compliance for no additional fees.

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

Restricted Cash: Restricted cash includes certificates of deposits and letters of credit issued to collateralize its obligations under its workers’ compensation program and certain general insurance coverage.  At March 31, 2011, the Company had $2,428 in total restricted cash.  Of this, $2,158 is restricted for various workers’ compensation programs in accordance with terms of insurance carrier agreements, and the remainder is restricted for certain standby letters of credit in accordance with various state regulations.

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

The Company has elected to perform the annual impairment test of recorded goodwill and other indefinite-lived intangible assets as required by SFAS 142 as of the end of fiscal second quarter.  The results of the last completed annual impairment test indicated that the fair value of the Company as of September 30, 2010, exceeded the carrying, or book value, including goodwill, and therefore recorded goodwill and other indefinite-lived intangible assets were not subject to impairment.  The required annual impairment test may result in future periodic write-downs.

Self Insurance:  The Company’s PSM subsidiary terminated its self funded worksite employees’ health and benefit program effective December 31, 2010 and implemented a fully insured program with a national carrier.  The Company had a claim reserve balance of $672 beginning January 1, 2011 and paid $610 of claims during the third quarter.  The Company feels the remaining reserve balance is adequate to cover any outstanding claims based on reports from its third party administrator.

Workers’ Compensation: The Company's PSM, CSM and ESG subsidiaries maintain fully funded, high deductible workers' compensation insurance programs.  Under the insurance policies established at each company, PSM and CSM’s deductible liability is limited to $250 per incident, with an aggregate liability limit of approximately $2,000.  Under the insurance policy established at ESG, the deductible liability is limited to $350 per incident, with no aggregate liability limit.

NOTE 2 – MEASUREMENT OF FAIR VALUE

Effective September 1, 2008, the Company adopted ASC 820, which provides a framework for measuring fair value under GAAP.  As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  In determining fair value in accordance with ASC 820, the Company utilizes market data or assumptions that we believe market participants would use in pricing the asset or liability that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  Classification of the financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

As of March 31, 2011 and June 30, 2010, the Company did not have any financial assets utilizing Level 1. Financial assets utilizing Level 2 inputs consist of cash held in certificates of deposit with various financial institutions.  The fair value measurement of these items is determined by using prices for recently traded CD’s with similar interest rates. The fair value for the Level 2 financial instruments was $270 and $1,745 as of March 31, 2011 and June 30, 2010, respectively. Financial liabilities utilizing Level 3 inputs included put options related to common stock issued in conjunction with the purchase of ESG. The fair value measurement of this Level 3 item has been estimated using the stated contractual put price of $3.75 per share. The fair value for the Level 3 financial instruments was $0 and $247 as of March 31, 2011 and June 30, 2010, respectively.

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

NOTE 4– EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock.  During the nine month period ended March 31, 2011, 11,500 restricted share units were issued under this plan.

NOTE 5- SHAREHOLDERS’ EQUITY

Common Stock

The Company issued 11,500 shares of common stock during the nine month period ended March 31, 2011.

Preferred Stock

On September 25, 2009, the Company reached an agreement with the Chairman to amend the dividend rates on the Series C Preferred Stock with an effective date of July 1, 2009.  From the effective date forward the Series C Preferred Stock will bear an annual dividend of $2 per share in the years ending June 30, 2010 and 2011, $5 per share in the year ending June 30, 2012, $6 per share in the year ending June 30, 2013 and $7 per share thereafter.  All other items of the Series C Preferred Shares remained unchanged.  Dividends of $444 and $444 were accrued and/or paid for the nine months ended March 31, 2011 and March 31, 2010, respectively.

Effective December 31, 2010, the Company revised its estimate regarding the collectability of its $2,500,000 term note receivable with a related party.  Based on this change in estimate, the Company reclassified the note receivable as a reduction to its outstanding preferred stock as prescribed by a Security Agreement between the Company and the related party.  Under terms of this Security Agreement and in the event of default of the term note receivable, the Company obtains the right to equal value of the preferred stock as defined including but not limited to title, interest and dividends.  As of March 31, 2011 and the date of this filing, the Company has no intention to convert the note receivable in the foreseeable future.

NOTE 6 - RELATED PARTY TRANSACTIONS

On September 25, 2009, the Board of Directors approved the Chairman’s request to utilize approximately $8.15 million of the Company’s capital loss carryforward for individual tax purposes related to the Chairman’s personal loss on indebtedness associated with the disposition of the following former wholly-owned subsidiaries: James H Drew Corporation; Nor-Cote International, Inc.; Fortune Wireless, Inc.; and Commercial Solutions, Inc.  The transaction had no effect on assets, liabilities, shareholders’ equity and net income as the Company had established that the capital loss carryforwards presented no material value to the Company and therefore have not been included in the calculation of deferred tax assets.

NOTE 7 – SUBSEQUENT EVENTS

The Company has entered into a new revolving line of credit agreement with KeyBank in the amount of $2.0 million dated April 15, 2011, maturing on May 15, 2012, providing for monthly interest payments at Prime plus 0.75%.  The line of credit is secured by substantially all assets of ESG and the guarantee of Fortune Industries, Inc.  The agreement requires the assignment of a deposit account dated April 15, 2011consisting of a $1.0 million certificate of deposit plus any subsequent interest/deposits.  On April 15, 2011, financial standby and performance standby letters of credit up to an aggregate of $1.8 million were also provided, and are scheduled to mature on May 15, 2012.

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

Actual events and results involve risks and uncertainties and may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors.  Factors that might cause or contribute to such differences, include, but are not limited to, the risks and uncertainties that are discussed under the heading “Risk Factors” disclosed within Form 10-K/A for the year ended June 30, 2010.  Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission.

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

Until November 30, 2008, we classified our businesses under five operating segments:  Business Solutions; Wireless Infrastructure; Transportation Infrastructure; Ultraviolet Technologies; and Electronics Integration.  Effective November 30, 2008, we approved the sale of all of our remaining operating subsidiaries within four of our five segments (Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Infrastructure, and Electronics Integration).  Consequently, as of the effective date of the transaction, our Business Solutions segment is the Company’s remaining operating segment.  The sales transaction, combined with other significant events disclosed in the Companies Form 10-K/A for the year ended June 30, 2010, changed the focus of our Company in fiscal 2009 and thereafter.  This operational change in our Company impacts our comparability of our financial information compared to historical data presented in past filings.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies, which are in compliance with accounting principles generally accepted in the United States, require application of methodologies, estimates and judgments that have a significant impact on the results reported in the Company’s financial statements.  Those policies that, in the belief of management, are critical and require the use of complex judgment in their application, are disclosed on the Company’s Form 10-K/A for the year ended June 30, 2010.  Since June 30, 2010, there have been no material changes to the Company’s critical accounting policies.

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

Other new pronouncements issued but not effective until after March 31, 2011, are not expected to have a significant effect on the company’s consolidated financial statements.

RESULTS OF OPERATIONS:  COMPARISON OF THE THREE MONTH PERIOD ENDED MARCH 31, 2011 AND MARCH 31, 2010

Executive Overview of Financial Results

Gross billings for the three month periods ended March 31, 2011 and March 31, 2010 were $114,648 million and $113,313 million, respectively.  Gross billings for the nine month periods ended March 31, 2011 and March 31, 2010 were $396,154 million and $389,539 million, respectively.

Results of operations for the three and nine month periods ended March 31, 2011 and March 31, 2010 are as follows:

	Revenue for the		Operating income for the
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	(Dollars in thousands)
Business Solutions	$16,816	$15,319	$419	$(285)
Holding Company	-	-	-	-
Segment Totals	$16,816	$15,319	$419	$(285)

Net Income Available to Common Shareholders			$265	$(426)

	Revenue for the		Operating income for the
	Nine Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	(Dollars in thousands)
Business Solutions	$48,247	$45,133	$1,253	$536
Holding Company	-	-	-	-
Segment Totals	$48,247	$45,133	$1,253	$536

Net Income Available to Common Shareholders			$793	$420

Net income available to common stock shareholders was $0.265 million or $0.02 per diluted share on revenue of $16.8 million for the three month period ended March 31, 2011 compared with net income available to common stock shareholders of ($0.426) million or ($0.03) per diluted share on revenue of $15.3 million for the three month period ended March 31, 2010.  This represents a $1.5 million or 10% increase in revenue and a $0.691 million increase in net income.

Net income available to common stock shareholders was $0.793 million or $0.06 per diluted share on revenue of $48.2 million for the nine month period ended March 31, 2011 compared with net income available to common stock shareholders of $0.420 million or $0.03 per diluted share on revenue of $45.1 million for the nine month period ended March 31, 2010.  This represents a $3.1 million or 7% increase in revenue and a $0.373 million or 89% increase in net income.

The increase in revenue for the three month period ended March 31, 2011 is primarily due to an increase in worksite employees.

The increase in net income available to common shareholders for the three month period ended March 31, 2011 is primarily due to an increase in revenue with a decrease in expenses, including internal labor costs.

The increase in revenue for the nine month period ended March 31, 2011 is primarily due to an increase in worksite employees.

The increase in net income available to common shareholders for the nine month period ended March 31, 2011 is primarily due to an increase in revenue, with a decrease in expenses, including internal labor costs and legal fees.

Results are described in further detail as follows:

Operating results for three and nine month periods ended March 31, 2011 and March 31, 2010 are as follows:

	Three Month Period Ended				Nine Month Period Ended
	March 31, 2011		March 31, 2010		March 31, 2011		March 31, 2010
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$16,816	100%	$15,319	100%	$48,247	100%	$45,133	100%
Cost of revenues	13,713	81.5%	12,684	82.8%	38,802	80.4%	35,911	79.6%
Gross profit	3,103	18.5%	2,635	17.2%	9,445	19.6%	9,222	20.4%

Operating expenses
Selling, general and administrative	2,545	15.1%	2,744	17.9%	7,712	16.0%	8,127	18.0%
Depreciation and amortization	139	0.8%	176	1.1%	480	1.0%	559	1.2%
Total operating expenses	2,684	16.0%	2,920	19.1%	8,192	17.0%	8,686	19.2%

Segment operating income	$419	2.5%	$(285)	-1.9%	$1,253	2.6%	$536	1.2%

Revenue

Revenue for the three month period ended March 31, 2011 was $16.8 million, compared to $15.3 million for the three month period ended March 31, 2010, an increase of $1.5 million or 10%.  Revenue increased primarily due to an increase in worksite employees.

Revenue for the nine month period ended March 31, 2011 was $48.2 million, compared to $45.1 million for the nine month period ended March 31, 2010, an increase of $3.1 million or 7%.  Revenue increased primarily due to an increase in worksite employees.

Gross Profit

Gross profit for the three month period ended March 31, 2011 was $3.1 million, representing 19% of revenue, compared to $2.6 million, representing 17% of revenue for the three month period ended March 31, 2010, an increase of $0.5 million or 19%.  Gross profit increased due to an increase in fees and premiums associated with an increase in worksite employees.

Gross profit for the nine month period ended March 31, 2011 was $9.4 million, representing 20% of revenue, compared to $9.2 million, representing 20% of revenue for the nine month period ended March 31, 2010, an increase of $0.2 million or 2%.  Gross profit remained relatively unchanged.

Operating Income

Operating income for the three month period ended March 31, 2011 was $0.419 million, compared to operating income of ($0.285) million for the three month period ended March 31, 2010, an increase of $0.704 million   Operating income increased primarily due to an increase in revenue and a decrease in workers’ compensation claims.

Operating income for the nine month period ended March 31, 2011 was $1.253 million, compared to operating income of $0.536 million for the nine month period ended March 31, 2010, an increase of $0.717 million.  Operating income increased due to an increase in revenue and a decrease in workers’ compensation claims.

Interest Expense

Interest expense was $0.007 million for the three month period ended March 31, 2011, compared to $0.002 million for the three month period ended March 31, 2010, an increase of $0.005 million or 250%.  The increase was due to interest payments on the term note entered into on April 30, 2010.

Interest expense was $0.035 million for the nine month period ended March 31, 2011, compared to $0.010 million for the nine month period ended March 31, 2010, an increase of $0.025 million or 250%.  The increase was due to interest payments on the term note entered into on April 30, 2010.

Income Taxes

Income tax expense was $0.020 and $0.014 million for the three months ended March 31, 2011 and, 2010, respectively.  A valuation allowance is necessary to reduce the deferred tax assets if the Company had a federal tax operating loss, and based on the weight of the evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management has determined that a $6.7 valuation allowance at March 31, 2011 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

Income tax expense was $0.057 and ($0.278) million for the nine months ended March 31, 2011 and, 2010, respectively.  This increase is due to the fact that the Company recognized a deferred tax benefit of $250,000 in the three month period ending September 30, 2009 based on Management’s evaluation of the deferred tax assets and the valuation allowance at that time. A valuation allowance is necessary to reduce the deferred tax assets, if the Company had a federal tax operating loss and based on the weight of the evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management determined that a $250,000 adjustment to the valuation allowance for the three month period ending September 30, 2009 was necessary to increase the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for that period resulted in the recognition of a tax benefit of $250,000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents and proceeds from debt borrowings.  We had cash and equivalents of $6.6 million at March 31, 2011 and $2.3 million at June 30, 2010.  The increase in cash was a result of the Company’s profitable operations for the nine month period ended March 31, 2011 and an increase in accrued expenses in anticipation of a large tax payment due at the end of April 2011.

We had working capital of $2.3 million at March 31, 2011 compared with $1.2 million at June 30, 2010.  The increase in working capital was a direct result of an additional quarter of profitability and positive EBITDA. Current assets are primarily comprised of cash and equivalents, net accounts receivable, and prepaid expenses. Current liabilities are primarily comprised of accounts payable and accrued expenses.

The Company is required to collateralize its obligations under its workers’ compensation and certain general insurance coverage. The Company uses its cash and cash equivalents to collateralize these obligations. Restricted cash was approximately $2.4 million and $2.8 million at March 31, 2011 and June 30, 2010, respectively.

Total debt at March 31, 2011 and June 30, 2010 was $0.5 and $0.9 million, respectively.

Cash Flows

Cash flows provided by operations for the nine month period ended March 31, 2011 and March 31, 2010 were $5.3 million and $0.3 million, respectively.  This increase in operating cash flows was due primarily to an increase in accrued expenses.

Net cash flow provided by (used in) investing activities was $0.005 million for the nine month period ended March 31, 2011 compared to ($0.05) million for the nine month period ended March 31, 2010.  The increase was primarily due to proceeds from the sale of assets.

Net cash flow used in financing activities was ($1.078) million for the nine month period ended March 31, 2011 compared to ($0.168) million for the nine month period ended March 31, 2010.  The increase was primarily due to payments on term debt, the repurchase of common stock for treasury and dividends paid on preferred stock.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes to the Company’s contractual obligations from those disclosed in the Form 10-K/A for the year ended June 30, 2010 under “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under workers’ compensation contracts and to guarantee performance under our contracts.  Such letters of credit are generally issued by a bank or similar financial institution.  The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions.  If this situation were to occur, we would be required to reimburse the issuer of the letter of credit.  Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement.  We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of March 31, 2011, we had approximately $2.4 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K/A for the year ended June 30, 2010.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer conclude that as of March 31, 2011 the Company’s Disclosure Controls are effective to provide reasonable assurance that information relating to the Company that is required to be disclosed by us in the reports we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on Form 10-K/A for the year ended June 30, 2010.

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

Fortune Industries, Inc.
(Registrant)

Date: May 16, 2011	By: /s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date: May 16, 2011	By: /s/ Randy E. Butler
Randy E. Butler,
Chief Financial Officer