Form 10-Q/A
period 2010-09-30
FORTUNE INDUSTRIES, INC.
filed 2011-06-09
CIK 851249

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

Explanatory Note

This Amendment No. 2 to Form 10-Q (this “Second Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 15, 2010 (the “Original 10-Q”) as subsequently amended by Amendment No. 1 to Form 10-Q filed on May 13, 2011 (the “First Amendment”) of Fortune Industries, Inc. and subsidiaries (the “Company”).  We are filing this Second Amendment to include a Management Report on Internal Control over Financial Reporting.

For convenience, this amended Quarterly Report on Form 10-Q/A sets forth the original filing in its entirety, as amended where necessary to reflect Amendment No. 1 and Amendment No. 2.  The following sections were revised to reflect the restatements:

·	Part I, Item 4. Controls and Procedures

This Second Amendment should be read in conjunction with the Original 10-Q, as amended by the First Amendment, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q on November 15, 2010. The Original 10-Q has not been amended or updated to reflect events occurring after November 15, 2010, except as specifically set forth in the First Amendment and the Second Amendment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President/Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the foregoing, our President/Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the President/Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based upon this assessment, we determined that our internal control over financial reporting as of September 30, 2010 was not effective.

Management identified the following material weaknesses in internal control over financial reporting: due to an error related to a $250,000 reclassification adjustment from gain on extinguishment of debt to additional paid-in capital noted during a routine SEC review of recent filings, the Company’s internal control over financial reporting was not sufficient to prevent the misstatement.  The transaction that caused the error was evaluated thoroughly prior to the filing of our September 30, 2010 Form 10-Q filed on November 15, 2010 between management and the audit committee; however, the Company’s interpretation of the appropriate treatment was inaccurate.  Management has resolved these weaknesses through certain personnel changes and the addition of a financial expert to the Company’s board of directors, and management of the Company has concluded the ineffective control contributing to the misstatement has been cured as of March 31, 2011.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report.

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