Form 10-K/A
period 2010-06-30
FORTUNE INDUSTRIES, INC.
filed 2011-08-11
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 3 to Form 10-K (this “Third Amendment”) amends the Annual Report on Form 10-K for the year ended June 30, 2010, filed on September 28, 2010 (the “Original 10-K”) as subsequently amended by Amendment No. 1 to Form 10-K filed on May 13, 2011 (the “First Amendment”) and Amendment No. 2 to Form 10-K filed on June 9, 2011 (the “Second Amendment”) of Fortune Industries, Inc. and subsidiaries (the “Company”).  We are filing this Third Amendment to amend the Management Report on Internal Control over Financial Reporting.

For convenience, this amended Quarterly Report on Form 10-K/A sets forth the original filing in its entirety, as amended where necessary to reflect the First Amendment, the Second Amendment and the Third Amendment.  The following section was revised to reflect the amendment:

·	Part I, Item 4. Controls and Procedures

This Third Amendment should be read in conjunction with the Original 10-K, as amended by the First Amendment and the Second Amendment, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on September 28, 2010. The Original 10-K has not been amended or updated to reflect events occurring after September 28, 2010, except as specifically set forth in the First Amendment, the Second Amendment and the Third Amendment.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and the other financial data appearing elsewhere in this Form 10-K/A.

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

In addition, management of the Company has concluded its disclosure procedures were inadequate due to the fact that the Company made an incorrect conclusion and needed to restate the original 10-K for the year ended June 30, 2010, and should have at that time disclosed the financial reporting inadequacy.

Management has resolved these weaknesses through certain personnel changes, the addition of a financial expert to the Company’s board of directors, and the addition of procedures for external review of accounting questions, and management of the Company has concluded the ineffective control contributing to the misstatement has been cured as of March 31, 2011.

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

FORTUNE INDUSTRIES, INC.

Date: August 11, 2011	By:	/s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date: August 11, 2011	By:	/s/ Randy Butler
Randy Butler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 11, 2011	/s/ Carter M. Fortune
Carter M. Fortune, Chairman of the Board

Date: August 11, 2011	/s/ David A. Berry
David A. Berry, Director

Date: August 11, 2011	/s/Richard F. Suja
Richard F. Suja, Director

Date: August 11, 2011	/s/ Paul J. Hayes
Paul J. Hayes, Director