Form 10-Q/A
period 2010-09-30
FORTUNE INDUSTRIES, INC.
filed 2011-08-11
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 3)

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

Explanatory Note

This Amendment No. 3 to Form 10-Q (this “Third Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 15, 2010 (the “Original 10-Q”) as subsequently amended by Amendment No. 1 to Form 10-Q filed on May 13, 2011 (the “First Amendment”) and Amendment No. 2 to Form 10-Q filed on June 9, 2011 (the “Second Amendment”) of Fortune Industries, Inc. and subsidiaries (the “Company”).  We are filing this Third Amendment to amend the Management Report on Internal Control over Financial Reporting.

For convenience, this amended Quarterly Report on Form 10-Q/A sets forth the original filing in its entirety, as amended where necessary to reflect the First Amendment, the Second Amendment and the Third Amendment.  The following section was revised to reflect the amendment:

·	Part I, Item 4. Controls and Procedures

This Third Amendment should be read in conjunction with the Original 10-Q, as amended by the First Amendment and the Second Amendment, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q on November 15, 2010. The Original 10-Q has not been amended or updated to reflect events occurring after November 15, 2010, except as specifically set forth in the First Amendment, the Second Amendment and the Third Amendment.

FORTUNE INDUSTRIES, INC.
FORM 10-Q/A
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

In addition, management of the Company has concluded its disclosure procedures were inadequate due to the fact that the Company made an incorrect conclusion and needed to restate the original 10-Q for the quarter ended September 30, 2010, and should have at that time disclosed the financial reporting inadequacy.

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

Fortune Industries, Inc.
(Registrant)

Date: August 11, 2011	By:	/s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date: August 11, 2011	By:	/s/ Randy E. Butler
Randy E. Butler,
Chief Financial Officer