Form 10-Q/A
period 2010-12-31
FORTUNE INDUSTRIES, INC.
filed 2011-08-11
CIK 851249

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

This Third Amendment should be read in conjunction with the Original 10-Q, as amended by the First Amendment and the Second Amendment, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q on February 14, 2011. The Original 10-Q has not been amended or updated to reflect events occurring after February 14, 2011, except as specifically set forth in the First Amendment, the Second Amendment and the Third Amendment.

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

In addition, management of the Company has concluded its disclosure procedures were inadequate due to the fact that the Company made an incorrect conclusion and needed to restate original 10-Q for the quarter ended December 31, 2010, and should have at that time disclosed the financial reporting inadequacy.

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