Form 10-Q/A
period 2011-03-31
FORTUNE INDUSTRIES, INC.
filed 2011-08-11
CIK 851249

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

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 16, 2011 (the “Original 10-Q”) of Fortune Industries, Inc. and subsidiaries (the “Company”).  We are filing this Amendment to include a Management Report on Internal Control over Financial Reporting.

For convenience, this amended Quarterly Report on Form 10-Q/A sets forth the original filing in its entirety, as amended where necessary to reflect the Amendment.  The following section was revised to reflect the amendment:

·	Part I, Item 4. Controls and Procedures

This Amendment should be read in conjunction with the Original 10-Q, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q on May 16, 2011. The Original 10-Q has not been amended or updated to reflect events occurring after May 16, 2011, except as specifically set forth in this Amendment.

FORTUNE INDUSTRIES, INC.
FORM 10-Q/A
For The Quarterly Period Ended March 31, 2011

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President/Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the foregoing, our President/Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the President/Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based upon this assessment, we determined that our internal control over financial reporting as of March 31, 2011 was effective.

Although the financial statements contained in the Company’s 10-Q for the quarter ended March 31, 2011 were accurate, the original filing did not include a disclosure that the financial statements reflected a revised procedure in our financial reporting controls and the correction of a previous deficiency.  Management has determined that since the matter was not finally resolved at the time of the filing, this should have been disclosed as an open issue in the filing to reflect the reporting deficiency.

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