Form 10-K
period 2011-06-30
FORTUNE INDUSTRIES, INC.
filed 2011-09-28
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from	July 1, 2010	to	June 30, 2011

Commission file number: 0-19049

Fortune Industries, Inc.
(Exact name of registrant as specified in its charter)

Indiana	20-2803889
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6402 Corporate Drive, Indianapolis, Indiana	46278
(Address of principal executive offices)	(Zip Code)

(317) 532-1374
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($0.10 par value per share) (“Common Stock”);	NYSE Amex
(Title of Class)	(Name of Exchange on Which Registered)

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

As of December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock and Preferred Stock held by non-affiliates, based upon the closing price per share for the registrant’s common stock as reported on the NYSE Amex, was approximately $2.4 million.

The number of shares of the registrant’s Common Stock, outstanding as of September 26, 2011 was 12,270,790. The number of shares of the registrant’s Preferred Stock, outstanding as of September 26, 2010 was 296,180.

For the purpose of calculating the aggregate market value of the Company’s Common Stock held by non-affiliates, the Company utilized the definition of “affiliates” provided by Rule 12b-2 of the Exchange Act. In applying that definition, the Company has considered all individual members of the “Control Group” as designated in the Schedule 13D filed by the Company on August 7, 2000 and on any amendments thereto to be affiliates, as well as all then current directors and officers. As used for purposes of determining the aggregate market value of the Voting Common Stock held by non-affiliates, “beneficial ownership” of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this calculation, a person is deemed to have beneficial ownership of any security that such person had the right to acquire within 60 days after December 31, 2010. The Company then multiplied the beneficial ownership of the non-affiliates by the closing price of the Company’s Common Stock, as of the date stated above, to derive the market value, or ‘float.’

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

Effective November 30, 2008, the Company completed a transaction to sell all of the outstanding shares of common stock of the following wholly-owned subsidiaries: James H Drew Corporation, Nor-Cote International, Inc., Fortune Wireless, Inc. and Commercial Solutions, Inc.  The subsidiaries were sold to related parties entities owned by the Company’s majority shareholders in exchange for a $10.0 million reduction in the outstanding balance of the term loan note due to the majority shareholder and a three-year term note in the amount of $3.24 million.  The transaction also included the conversion of the remaining term loan note balance to Preferred Stock and the issuance of additional warrants.  For further discussion of this transaction, see Note 2 - Disposition of Assets and ProForma Results in the Notes to the Consolidated Financial Statements.

Effective November 30, 2008, the Company no longer operated in the Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Technologies and Electronics Integration Segments.

Business Solutions Segment

The Business Solutions segment is comprised of Professional Employer Organizations (PEOs) which provide full-service human resources outsourcing services through co-employment relationships with their clients.  Companies operating in the Business Solutions Segment include Professional Staff Management, Inc. and related entities (“PSM”); CSM, Inc. and related subsidiaries (“CSM”); Precision Employee Management, LLC (“PEM”); and Employer Solutions Group, Inc. and related subsidiaries (“ESG”).

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

The services rendered by this segment accounted for 100% of our consolidated revenue in fiscal 2011 and 2010, and 73% of our consolidated revenues in 2009.

Customers

Customers in this segment represent a wide variety of industries including healthcare, professional services, software development, manufacturing logistics, telemarketing and construction. Combined, these organizations provide co-employment services to over 15,000 employees in 47 states. Management’s focus is on providing PEO services to small and medium-sized businesses with 10 to 1,000 employees.  While worksite employees are located throughout the United States, the segment’s client operations are primarily headquartered in Utah, Colorado, Arizona, Indiana, and Tennessee.

Competition

The Companies in our Business Solutions segment compete with other PEOs, third-party payroll processing and human resources consulting companies, and in-house human resources divisions.  The PEO industry is highly fragmented between local, regional and national PEO operators.

Vendor Relationships

The Companies in the Business Solutions segment provide employee benefits to worksite employees under arrangements with a variety of vendors.  These Companies provide group health insurance coverage to the customers’ worksite employees through Humana, United Healthcare Networks and various other fully-insured policies or service contracts.

The PEO’s also provide collateralized high deductible workers compensation insurance coverage for our customers’ worksite employees through Liberty Mutual (“Liberty”) and Lumberman’s Underwriting Alliance (“LUA”) and various other fully insured policies.  Under the Liberty policy, the PEO’s are liable for the first $250,000 of claims per accident with a $2.0 million annual corporate aggregate.  Under the LUA policy, the PEO’s are liable for the first $350,000 of claims per accident.  The LUA policy has no aggregate coverage.

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

Our initial interpretations of the Act include certain requirements that we anticipate to materially affect the Company.  The most immediate provision, effective in 2010, enables eligible small business to receive a tax credit for offering health care coverage to employees.  The Act does not expressly address whether small business that are in co-employer relationships with a PEO would receive these tax credits, but discussion in the Congressional Record leads us to believe our qualifying customers and potential customers would be entitled to such tax credits.

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

In 2012, the Act requires a mandatory new Form W-2 reporting requirement for informational purposes only that was optional in 2011. We do not believe this will adversely impact our client relationships or operations. The cost to implement this requirement will be minimal.

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

At this time, we do not know what effect, if any, the Act will have on our business.  The overall interpretation and implementation of the requirements in the Act will likely be determined by future guidance from various governmental entities.  Based on our initial research and interpretations, and due to the scheduled implementation of the provisions of the Act, we do not expect the Act to have a material adverse impact on our results of operations in 2012.

Wireless Infrastructure Segment

Through November 30, 2008, we invested in wireless infrastructure businesses, having completed six acquisitions primarily related to infrastructure products and service offerings related to the development, marketing, management, maintenance and upgrading of wireless telecommunications sites.  In November 2005, we began marketing the consolidated services of these subsidiaries under the Fortune Wireless, Inc. (“Fortune Wireless”) name brand to promote our ‘turn-key’ service offerings whereby we assist with multiple areas of wireless infrastructure under integrated contracting arrangements.  Turn-key services include site acquisition, engineering, architecture and design, and construction/technical services.

Subsidiaries operating in the Company’s Wireless Infrastructure segment included Fortune Wireless, Magtech Services, Inc., Cornerstone Wireless Construction Services, Inc. and James Westbrook & Associates, LLC.

The services rendered by this segment accounted for 0% of our revenue in fiscal 2011 and 2010, and 5% of our consolidated revenues in 2009.

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure segment and was no longer active in this segment.

Transportation Infrastructure Segment

The Transportation Infrastructure segment assisted customers with the development, maintenance and upgrading of transportation infrastructure and commercial construction projects.  Transportation infrastructure products and services were performed by James H Drew Corp. and subsidiaries (JH Drew).  JH Drew was acquired in April 2004 and had been operating for over fifty years servicing contractors and state departments of transportation throughout the Midwestern United States.  JH Drew was a leading specialty contractor in the field of transportation infrastructure, including guardrail, electrical components, and the fabrication and installation of structural steel for commercial buildings.

The products and services rendered by this segment accounted for 0% of our revenue in fiscal 2011 and 2010, and 17% of our consolidated revenues in 2009.

Effective November 30, 2008, the Company sold its subsidiary operating in the Transportation Infrastructure segment and was no longer active in this segment.

Ultraviolet Technologies Segment

The Ultraviolet (UV) Technologies segment manufactured UV curable screen printing inks.  UV Technologies products were manufactured by Nor-Cote International, Inc. and subsidiaries (Nor-Cote), which we acquired in July 2003.  These ink products were printed on many types of plastic, metals and other substrates that were compatible with the UV curing process.  Typical applications were plastic sheets, point-of-purchase (POP) signage, banners, decals, cell phones, bottles and containers, CD and DVD, rotary-screen printed labels, and membrane switch overlays for conductive ink.  Nor-Cote had operating facilities in the United States, United Kingdom, China, Singapore and Mexico, with worldwide distributors located in South Africa, Australia, Canada, China, Colombia, Hong Kong, India, Indonesia, Italy, Japan, Korea, Mexico, New Zealand, Poland, Spain, Taiwan, Thailand and the United States.

The products produced by this segment accounted for 0% of our revenue in fiscal 2011 and 2010, and 4% of our consolidated revenues in 2009.

Effective November 30, 2008, the Company sold its subsidiary operating in the Ultraviolet Technology segment and was no longer active in this segment.

Electronics Integration Segment

The Electronics Integration segment sold and installed a variety of electronic products and equipment, including video, sound and security products.  Subsidiaries include Kingston Sales Corporation (Kingston), Commercial Solutions, Inc. (Commercial Solutions) and Telecom Technologies, Corp. (TTC).

Kingston and Commercial Solutions were distributors for prominent national companies in the electronic, sound, security, and video markets.  Customers included businesses in the hospitality, healthcare, education, transportation and retail industries.  Product offerings included the latest technology in HDTV displays, including LCD and plasma televisions, sound systems, electronic locking devices, wire, cable and fiber optics, and intercom systems.  The Electronics Integration segment also included mobile audio products for the RV and marine industry as well as telecommunications products for commercial and residential applications.

TTC provided a wide range of design, engineering and installation of residential, commercial, and retail audio and video systems including video-conferencing, digital signage, touch panel control systems, board-room, home-theater, surround sound audio and security and CCTV systems, as well as design, engineering and installation of structured cabling systems, digital satellite television and wireless and network high speed (broadband) internet.

The products and services rendered by this segment accounted for 0% of our revenue in fiscal 2011 and 2010, and 2% of our consolidated revenues in 2009.

Effective November 30, 2008, the Company sold Commercial Solutions, and Kingston and TTC ceased operations.  The Company was no longer active in the Electronics Integration segment.

Employees

As of June 30, 2011, we employed approximately 95 full-time employees.  Additionally, within the Business Solutions segment, we had approximately 15,000 co-employees under customer-contract relationships.  Our in-house staff is supplemented with contract personnel on an as-needed basis.  Management believes that its relationships with its employees are generally satisfactory.

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

Fisbeck-Fortune Development, LLC

Through November 30, 2008, the Company leased a total of five facilities from a consolidated variable interest entity, whose primary purpose is to own and lease these properties to the Company.  Effective November 30, 2008, the Company terminated its lease agreement for its corporate headquarters and sold its JH Drew and Nor-Cote subsidiaries which leased facilities from the variable interest entity; therefore, the Company was no longer required to consolidate the variable interest entity because the Company was no longer the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) ASC 810-10, “Consolidation - Variable Interest Entities”.

The termination of the lease and the sale of subsidiaries provided for a triggering event under ASC 810-10.  As a result, effective November 30, 2008 the Company was no longer considered the primary beneficiary of the variable interest entity and was not required to consolidate Fisbeck-Fortune Development as of this date.

Additional information with respect to the Company’s businesses

The amounts of assets, revenues and earnings attributable to the aforementioned operating segments are included in Note 18 to the Company’s Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data.

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

We could have unfavorable  workers’ compensation claim experiences.

The Business Solutions segment calculates reserves for workers’ compensation claims by estimating unpaid losses and loss expenses with respect to claims occurring on or before the balance sheet date, and in certain instances, we carry high deductibles on these policies.  Such estimates include provisions for reported claims and provisions for incurred-but-not-reported claims.  The estimates of unpaid losses are established and continually reviewed by the Company using a variety of statistical and analytical techniques.  Reserve estimates reflect past claims experience, currently known factors and trends and estimates of future claim trends.  We cannot be certain that future claims will be consistent with past experience.

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

We may face additional liabilities as a result of increases in unemployment tax rates and taxable wage thresholds.

We record our state unemployment tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates and taxable wage thresholds vary by state and are determined, in part, based on prior years’ compensation experience in each state. Should our claim experience increase, our unemployment tax rates could increase. In addition, states have the ability under law to increase unemployment tax rates and taxable wage thresholds to cover deficiencies in the unemployment tax fund. Some states have implemented retroactive cost increases.  Some client contractual arrangements limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees.

Our results of operations could be adversely affected as a result of goodwill impairments.

When we acquire a business, we record goodwill equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. FASB ASC 350, “Intangibles - Goodwill and Other” which provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be assessed at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. ASC 350 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. ASC 350 requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. We perform our impairment assessment annually as of the end of the fiscal first quarter. Future impairments, if any, will be recognized as operating expenses.

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

We depend on the continued efforts of our executive officers and on the senior management of the businesses we acquire. Although we have entered into an employment agreement with each of our executive officers and certain other key employees, we cannot be certain that any individual will continue in such capacity for any particular period of time.  The loss of key personnel, or the inability to hire and retain qualified employees, could adversely affect our business, financial condition and results of operations.  We do not carry key-person life insurance on some key employees, including our majority shareholder that guarantees certain debt obligations.

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

Our liquidity and our ability to obtain financing may be negatively impacted if one of our Lenders holding our letters of credit, or another financial institution, suffers liquidity issues or ceases operations.  In such an event, we would be forced to find other sources for our letters of credit that were acceptable to our vendors.  Also, if we attempt to obtain future financing, we may be unable to obtain such financing which could materially adversely affect our operations, financial condition and cash flows.

Our short-term results may be negatively impacted due to changes in health insurance costs, state unemployment tax rates and workers’ compensation rates, which we may not be able to immediately pass through to our clients.

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

We maintain loss reserves to cover our liabilities for the costs of our workers’ compensation programs.  These reserves are not an exact calculation of our liability, but rather are estimates based on a number of factors including but not limited to actuarial calculations, current and historical loss trends and payment patterns, the number of open claims, developments relating to the actual claims incurred, medical trend rates and the impact of acquisitions, if any.  Variables in the reserve estimation may be affected by both internal and external factors, such as changes in claims handling procedures, fluctuations in the administrative costs associated with the program, economic conditions, fiscal policies, interest rates, legal determinations and legislative and regulatory changes.  Although our reserves estimates are regularly refined as historical loss experience develops and additional claims are reported and settled, because of the uncertainties of estimating loss reserves, we cannot assure you that our reserves are adequate, and actual costs and expenses may exceed our reserves.  If our reserves are insufficient to cover actual losses we may incur potentially material charges to our earnings.

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

As of June 30, 2011, our majority shareholder, Carter M. Fortune owns 6,084,853 shares (or 50%) of our outstanding common stock.  In addition to the above shares, Mr. Fortune has dispositive control over 1,259,834 shares (or 10%) of the Company’s Common Stock held by 14 West, LLC as of June 30, 2011.

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

As of June 30, 2011, we maintained the following operating facilities:

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock of Fortune Industries, Inc. is traded on the NYSE Amex (Symbol: FFI). As of June 30, 2011, there were 271 holders of record of the common stock.  This number does not include shareholders for whom shares were held in “nominee” or “street name.”  Prior to June 23, 2005, our stock traded on the NASD OTC Bulletin Board under the symbol "FDVI" for the period June 17, 2001 through June 1, 2005 and under the symbol "FDVF" for the period June 2, 2005 through June 22, 2005. High and low quotations reported by the NYSE Amex during the periods indicated are shown below. These quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not represent actual transactions.

	High	Low
Fiscal Year Ending June 30, 2011
Fourth Quarter	$0.90	$0.46
Third Quarter	0.80	0.50
Second Quarter	0.62	0.22
First Quarter	0.44	0.23

Fiscal Year Ending June 30, 2010
Fourth Quarter	$0.67	$0.31
Third Quarter	0.80	0.41
Second Quarter	1.25	0.73
First Quarter	1.06	0.37

The Company has never declared or paid any dividends on its Common Stock.  Future dividends, if any, will be at the discretion of the Board of Directors and will depend upon our operating performance, capital requirements, contractual restrictions, and other factors deemed relevant by the Board of Directors.

Unregistered Shares Issuances

There were no issuances of unregistered shares of Company stock that were not reported by the Company in a Current Report on Form 8-K or in a Quarterly Report on Form 10-Q during the fiscal year ended June 30, 2011.

Item 6. Selected Financial Data

The following selected financial data as of and for each of the previous five fiscal periods ending June 30 and August 31, which have been derived from our consolidated financial statements.

	Year Ended June 30,		Ten Months Ending June 30,	Year Ended August 31,
	2011	2010	2009	2008	2007(1)
	(Dollars in thousands, except per share data)
Total Revenues	$64,335	$60,694	$72,906	$158,399	$158,349

Net Income (Loss) from Continuing Operations	1,859	1,190	1,458	(19,035)	(7,286)
Net Income (Loss) from Discontinued Operations	(8)	(19)	(74)	-	-
Net Income (Loss)	1,851	1,171	1,384	(19,035)	(7,286)

Net Income (Loss) Available to Common Shareholders	1,283	579	446	(19,581)	(7,782)

Basic Income (Loss) per share:
Income (Loss) from Continuing Operations	$0.10	$0.05	$0.05	$(1.72)	$(0.72)
Income (Loss) from Discontinued Operations	$0.00	$0.00	$(0.01)	$0.00	$0.00
Net Income (Loss)	$0.10	$0.05	$0.04	$(1.72)	$(0.72)

Diluted Income (Loss) per share:
Income (Loss) from Continuing Operations	$0.09	$0.04	$0.04	$(1.72)	$(0.72)
Income (Loss) from Discontinued Operations	$0.00	$0.00	$(0.01)	$0.00	$0.00
Net Income (Loss)	$0.09	$0.04	$0.03	$(1.72)	$(0.72)

Weighted Average Shares Outstanding:
Basic	12,251	12,178	11,854	11,391	10,841
Diluted	14,559	14,688	13,825	11,720	12,394

Consolidated Balance Sheet Data:
Cash and Equivalents	$6,036	$2,324	$1,686	$4,740	$9,830
Working Capital	2,631	1,212	(1,009)	3,694	(15,896)
Goodwill and Intangibles, net	14,789	15,196	15,602	16,093	25,911
Total Assets	29,797	29,341	30,513	66,112	88,355
Long-Term Obligations and Preferred Stock	27,713	30,471	29,629	43,389	16,364
Shareholders' Equity	18,413	19,609	18,685	(3,413)	14,089

(1)	Includes the acquisition of PEM in February 2007 and ESG in March 2007.

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

Until November 30, 2008, we classified our businesses under five operating segments:  Business Solutions; Wireless Infrastructure; Transportation Infrastructure; Ultraviolet Technologies; and Electronics Integration.   Effective November 30, 2008, we approved the sale of all of our remaining operating subsidiaries within four of our five segments (Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Infrastructure, and Electronics Integration).  Consequently, as of the effective date of the transaction, our Business Solutions segment is the Company’s remaining operating segment.  The sales transaction, combined with other significant events disclosed in Note 2 of our financial statements in Item 8, changed the focus of our Company in fiscal 2009 and thereafter.  This operational change in our Company will impact the comparability of our financial information compared to historical data presented in past filings.

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

There are several key factors that have affected or potentially may affect our results of operations including the following:

▪
Earnings are dependent on a number of factors including our ability to execute operational strategies and integrate acquired companies into our existing operations.  Our historical growth has been due to several significant acquisitions in the past..  Future growth in revenues and earnings may not increase at the same rate as historical growth.

▪	Certain expenses, such as wages, benefits and rent, are subject to normal inflationary pressures. Inflation for medical costs can impact our reserves for workers' compensation claims.
▪
Our majority shareholder effectively owns 60% of the outstanding Common Stock and 100% of the outstanding Preferred Stock of the Company.  As a result, he could have a controlling influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations, election of directors and any other significant corporate actions.  The interests of this shareholder may differ from the interests of the Company’s other shareholders and his stock ownership may thereby limit the ability of other shareholders to influence the management and affairs of the Company.

Business Solutions

Our PEOs provide services typically managed by a company’s internal human resources and accounting departments, including payroll and tax processing and management, worker’s compensation and risk management, benefits administration, unemployment administration, human resource compliance services, 401k and retirement plan administration and employee assessments.  The majority of customer operations are concentrated in the Arizona, Colorado, Indiana, Tennessee and Utah markets. Financial results may be affected by changes in the state regulatory environments, results under our partially self-funded workers’ compensation insurance plans, and economic conditions.

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

Transportation Infrastructure

Through November 30, 2008, the Company owned subsidiaries in its Transportation Infrastructure segment that assist customers with the development, maintenance and upgrading of transportation infrastructure and commercial construction projects.  Transportation infrastructure products and services were performed by JH Drew.  JH Drew was acquired in April 2004 and had been operating for over fifty years servicing contractors and state departments of transportation throughout the Midwestern United States.  JH Drew was a leading specialty contractor in the field of transportation infrastructure, including guardrail, electrical components, and the fabrication and installation of structural steel for commercial buildings.

Effective November 30, 2008, the Company sold its subsidiaries operating in the Transportation Infrastructure segment.

Ultraviolet Technologies

Through November 30, 2008, the Company owned subsidiaries in its Ultraviolet (UV) Technologies segment that manufactured UV curable screen printing inks.  UV Technologies products were manufactured by Nor-Cote, which we acquired in July 2003. These ink products were printed on many types of plastic, metals and other substrates that were compatible with the UV curing process.  Typical applications were plastic sheets, point-of-purchase (POP) signage, banners, decals, cell phones, bottles and containers, CD and DVD, rotary-screen printed labels, and membrane switch overlays for conductive ink.  Nor-Cote had operating facilities in the United States, United Kingdom, China, Singapore and Mexico, with worldwide distributors located in South Africa, Australia, Canada, China, Colombia, Hong Kong, India, Indonesia, Italy, Japan, Korea, Mexico, New Zealand, Poland, Spain, Taiwan, Thailand and the United States.

Effective November 30, 2008, the Company sold its subsidiaries operating in the Ultraviolet Technologies segment.

Electronics Integration

Through November 30, 2008, the Company owned subsidiaries in its Electronics Integration segment that sold and installed a variety of electronic products and equipment, including video, sound and security products.  Subsidiaries included Kingston, Commercial Solutions and Telecom Technology Corp. (TTC) d/b/a Audio-Video Revolution, Inc. (AVR).

Effective November 30, 2008, the Company sold its subsidiary Commercial Solutions and discontinued operations of its subsidiaries Kingston and TTC d/b/a AVR in its Electronics Integration segment.

Results of Operations

Results of operations for the fiscal periods ended June 30, 2011, 2010 and 2009, are as follows:

	Revenue for the			Operating income for the
	Year Ended June 30,		Ten Months Ended June 30,	Year Ended June 30,		Ten Months Ended June 30,
	2011	2010	2009	2011	2010	2009
	(Dollars in thousands)
Business Solutions	$64,335	$60,694	$53,482	$1,849	$810	$366
Wireless Infrastructure	-	-	3,312	-	-	193
Transportation Infrastructure	-	-	12,090	-	-	557
Ultraviolet Technologies	-	-	2,771	-	-	(204)
Electronics Integration	-	-	1,251	-	-	100
Holding Company	-	-	-	-	-	(600)
Segment Totals	$64,335	$60,694	$72,906	$1,849	$810	$412

Net Income Available to Common Shareholders				$1,283	$579	$446

Fiscal year ended June 30, 2011 versus June 30, 2010

Net income allocable to common stock shareholders was $1.3 million, or $0.09 per diluted share on revenues of $64.3 million for the year ended June 30, 2011 compared with net income of $0.6 million, or $0.04 per diluted share on revenues of $60.7 million for the year ended June 30, 2010.  The increase in revenue is due to an overall increase in worksite employees and billings.  The increase in operating income is due to the reduction of losses on the health care plan and continued efficiency improvements and expense reductions in all aspects of the company’s operations.

Fiscal year ended June 30, 2010 versus fiscal period ended June 30, 2009

Net income allocable to common stock shareholders was $0.6 million, or $0.04 per diluted share on revenues of $60.7 million for the year ended June 30, 2010 compared with $0.4 million, or $0.03 per diluted share on revenues of $72.9 million for the ten months ended June 30, 2009.  The decrease in revenue is a direct result of the sale of the non-PEO subsidiaries in the prior fiscal year along with a decrease in worksite employee accounts and processed payroll during the current year.  The increase in operating income is due to the continued reduction of losses on the health care plan and continued efficiency improvements and expense reductions in all aspects of the companies’ operations.

Results by segment are described in further details as follows:

Business Solutions

Business Solutions segment operating results for the fiscal periods ended June 30, 2011, 2010 and 2009 are as follows:

	Year Ended June 30,				Ten Month Period Ended
	2011		2010		June 30, 2009
	(Dollars in thousands)
Revenues	$64,335	100%	$60,694	100%	$53,482	100%
Cost of revenues	51,527	80.1%	48,068	79.2%	43,317	81.0%
Gross profit	12,808	19.9%	12,626	20.8%	10,165	19.0%

Operating expenses
Selling, general and administrative	10,346	16.1%	11,046	18.2%	9,251	17.2%
Depreciation and amortization	613	0.9%	770	1.3%	548	1.0%
Impairment	-	0.0%	-	0.0%	-	0.0%
Total operating expenses	10,959	17.0%	11,816	19.5%	9,799	18.3%

Segment operating income	$1,849	2.9%	$810	1.3%	$366	0.7%

Revenues

Revenues for the year ended June 30, 2011 were $64.3 million, compared to $60.7 million for the year ended June 30, 2010, an increase of $3.6 million, or 5.9%.  Revenue increased primarily due to an overall increase in worksite employees and billings.

Revenues for the year ended June 30, 2010 were $60.7 million, compared to $53.5 million for the ten months ended June 30, 2009, an increase of $7.2 million, or 13%.  Revenue increased primarily due to reporting a twelve-month fiscal year versus a ten-month interim reporting period.  Average monthly revenue for the year ended June 30, 2010 was approximately $300,000 less (or 4.7%) than the prior year ending. This was a direct result of a reduction of worksite employees and decreased levels of payroll during the current year.

Gross Profit

Gross profit for the year ended June 30, 2011 was $12.8 million, representing 20% of revenue, compared to $12.6 million, representing 21% of revenues for the year ended June 30, 2010.  Gross profit did not change significantly.

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

Operating Income

Operating income for the year ended June 30, 2011 was $1.8 million, compared to operating income of $0.8 million for the year ended June 30, 2010, an increase of $1.0 million, or 125%.  Operating income increased due to the continued reduction of losses on the health care plan and continued efficiency improvements and expense reductions in all aspects of the company’s operations.

Operating income for the year ended June 30, 2010 was $0.8 million, compared to operating income of $0.4 million for the ten months ended June 30, 2009, an increase of $0.4 million, or 100%.  Operating income increased due to a reduction in losses on the health plan and overall efficiency improvements and expense reductions in all areas of the company’s operations.

Wireless Infrastructure

Wireless Infrastructure segment operating results for the fiscal period ended June 30, 2011, 2010 and 2009 are as follows:

	Year Ended June 30,				Ten Month Period Ended
	2011		2010		June 30, 2009
	(Dollars in thousands)
Revenues	$-	-	$-	-	$3,312	100%
Cost of revenues	-	-	-	-	2,458	74.2%
Gross profit	-	-	-	-	854	25.8%

Operating expenses
Selling, general and administrative	-	-	-	-	650	19.6%
Depreciation and amortization	-	-	-	-	11	0.3%
Impairment	-	-	-	-	-	0.0%
Total operating expenses	-	-	-	-	661	20.0%

Segment operating income	$-	-	$-	-	$193	5.8%

Revenues

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure segment resulting in the decrease in revenues for the year ending June 30, 2010.

Gross Profit

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure segment resulting in the decrease in gross profit for the year ending June 30, 2010.

Operating Income

Effective November 30, 2008, the Company sold its subsidiaries operating in the Wireless Infrastructure segment resulting in the decrease in operating income for the year ending June 30, 2010.

Transportation Infrastructure

Transportation Infrastructure segment operating results for the fiscal period ended June 30, 2011, 2010 and 2009 are as follows:

	Year Ended June 30,				Ten Month Period Ended
	2011		2010		June 30, 2009
	(Dollars in thousands)
Revenues	$-	-	$-	-	$12,090	100%
Cost of revenues	-	-	-	-	10,747	88.9%
Gross profit	-	-	-	-	1,343	11.1%

Operating expenses
Selling, general and administrative	-	-	-	-	781	6.5%
Depreciation and amortization	-	-	-	-	5	0.0%
Total operating expenses	-	-	-	-	786	6.5%

Segment operating income	-	-	-	-	$557	4.6%

Revenues

Effective November 30, 2008, the Company sold its subsidiary operating in the Transportation Infrastructure segment resulting in the decrease in revenues for the year ending June 30, 2010.

Gross Profit

Effective November 30, 2008, the Company sold its subsidiary operating in the Transportation Infrastructure segment resulting in the decrease in gross profit for the year ending June 30, 2010.

Operating Income

Effective November 30, 2008, the Company sold its subsidiary operating in the Transportation Infrastructure segment resulting in the decrease in operating income for the year ending June 30, 2010.

Ultraviolet Technologies

Ultraviolet Technologies segment operating results for the fiscal period ended June 30, 2011, 2010 and 2009 are as follows:

	Year Ended June 30,				Ten Month Period Ended
	2011		2010		June 30, 2009
	(Dollars in thousands)
Revenues	$-	-	$-	-	$2,771	100%
Cost of revenues	-	-	-	-	1,596	57.6%
Gross profit	-	-	-	-	1,175	42.4%

Operating expenses
Selling, general and administrative	-	-	-	-	1,320	47.6%
Depreciation and amortization	-	-	-	-	59	2.1%
Total operating expenses	-	-	-	-	1,379	49.8%

Segment operating loss	$-	-	$-	-	$(204)	- 7.4%

Revenues

Effective November 30, 2008, the Company sold its subsidiary operating in the Ultraviolet Technologies segment resulting in the decrease in revenues for the year ending June 30, 2010.

Gross Profit

Effective November 30, 2008, the Company sold its subsidiary operating in the Ultraviolet Technologies segment resulting in the decrease in gross profit for the year ending June 30, 2010.

Operating Loss

Effective November 30, 2008, the Company sold its subsidiary operating in the Ultraviolet Technologies segment resulting in the decrease in operating income for the year ending June 30, 2010.

Electronics Integration

Electronics Integration segment operating results for the fiscal period ended June 30, 2011, 2010 and 2009 are as follows:

	Year Ended June 30,				Ten Month Period Ended
	2011		2010		June 30, 2009
	(Dollars in thousands)
Revenues	$-	-	$-	-	$1,251	100%
Cost of revenues	-	-	-	-	912	72.9%
Gross profit	-	-	-	-	339	27.1%

Operating expenses
Selling, general and administrative	-	-	-	-	238	19.0%
Depreciation and amortization	-	-	-	-	1	0.1%
Total operating expenses	-	-	-	-	239	19.1%

Segment operating income	$-	-	$-	-	$100	8.0%

Revenues

Effective November 30, 2008, the Company sold its subsidiary Commercial Solutions and discontinued operations of its subsidiaries Kingston and TTC d/b/a AVR in its Electronics Integration segment resulting in the decrease in revenues for the year ending June 30, 2010.

Gross Profit

Effective November 30, 2008, the Company sold its subsidiary Commercial Solutions and discontinued operations of its subsidiaries Kingston and TTC d/b/a AVR in its Electronics Integration segment resulting in the decrease in gross profit for the year ending June 30, 2010.

Operating Income

Effective November 30, 2008, the Company sold its subsidiary Commercial Solutions and discontinued operations of its subsidiaries Kingston and TTC d/b/a AVR in its Electronics Integration segment resulting in the decrease in operating income for the year ending June 30, 2010.

Holding Company

Interest Expense

Interest expense was $0.04 million for the year ended June 30, 2011, compared to $0.1 million for the year ended June 30, 2010.  Interest expense decreased due to the reduction in the outstanding principal balance of the Company’s term note.

Interest expense was $0.1 million for the year ended June 30, 2010, compared to $0.1 million for the ten months ended June 30, 2009.  There was no significant change to interest expense.

Income Taxes

There was $0.1 and $0.3 million of income tax benefit for the year ended June 30, 2011 and June 30, 2010, respectively.  A valuation allowance is necessary to reduce the deferred tax assets, if the Company had a federal tax operating loss and based on the weight of the evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management has determined that a $6.2 million valuation allowance at June 30, 2011 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.  The change in the valuation allowance for the current period is ($0.8) million.

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

Liquidity and Capital Resources

Our principal sources of liquidity include cash and equivalents and proceeds from debt borrowings.  We had $6.0 million and $2.3 million of cash and equivalents at June 30, 2011 and 2010, respectively.

We had working capital of $2.6 million at June 30, 2011 compared with $1.2 million at June 30, 2010. The increase in working capital was primarily due to the positive cash flow generated by operations during the current year.  Current assets are composed primarily of cash and equivalents, restricted cash and net accounts receivable.

The Company is required to collateralize its obligations under its workers’ compensation plans and certain general insurance coverage.  The Company uses its cash and cash equivalents to collateralize these obligations. Restricted cash was approximately $2.4 and $2.8 at June 30, 2011 and June 30, 2010, respectively.

Total debt was $0.4 and $0.9 million at June 30, 2011 and 2010, respectively.  The decrease in debt was due to the reduction of principle balance of the $1.0 million term note put in place in the prior year.  In addition, the Company entered into a $2.0 million revolving line of credit agreement on April 15, 2011, which is used to cover a letter of credit to one of our major vendors.  There were no draws on the line of credit at June 30, 2011.

The debt agreements contain restrictive covenants which limit, among other things, certain mergers and acquisitions, redemptions of common stock, and payment of dividends. In addition, we must meet certain financial ratios.

Cash Flows

Net cash provided by operating activities was $5.0 million, $0.8 million and $0.8 million for the years ended June 30, 2011 and 2010 and the ten months ended June 30, 2009, respectively.

Net cash used in investing activities was $0, $0.1 million and $0.1 million for the years ended June 30, 2011 and 2010 and the ten months ended June 30, 2009, respectively.

Net cash used in financing activities was $1.3 million, $0.1 million and $3.7 million for the years ended June 30, 2011 and 2010 and the ten months ended June 30, 2009, respectively.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of June 30, 2011:

	Payments Due By
Contractual obligation	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt and capital lease obligations	$417	$417	$-	$-	$-
Operating lease (1)	1,689	605	899	184	-

Total	$2,106	$1,022	$899	$184	$-

(1)	Operating leases represent the total future minimum lease payments.

Off Balance Sheet Arrangements

As is common in the industries in which we operate, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with guaranties and letter of credit obligations.

Guaranties

A significant portion of our debt and letters of credit are personally guaranteed by the Company’s Chairman.  Future changes to these guarantees would affect financing capacity of the Company.  As of June 30, 2011 and 2010, the Chairman of the Board had personally guaranteed Company debt and obligations under irrevocable letter of credit arrangements in the amount of $2.15 million.  The Company paid guarantee fees of $0.2 million for the ten months ending June 30, 2009.   The Company did not pay any guarantee fees during the years ended June 30, 2010 and 2011.

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under workers’ compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of June 30, 2011, we had approximately $2.4 million in restricted cash primarily to secure obligations under our PEO contracts in the Business Solutions segment.

Majority Shareholder

As of June 30, 2011, our Chairman of the Board, Mr. Carter M. Fortune effectively owned and controlled 7,344,687 shares (or 60%) of our outstanding common stock. Mr. Fortune also is the sole owner of 100% of the 296,180 shares of Series C Preferred Stock outstanding at June 30, 2011. The common stock and preferred stock owned and held by Mr. Fortune serves as collateral for certain personal debt obligations of Mr. Fortune that do not represent liabilities of the Company.

Critical Accounting Policies

The Company has identified the following policies as critical to its business and the understanding of its results of operations.  The impact of these policies is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where these policies affect reported and anticipated financial results.  For a detailed discussion on the application of these and other accounting policies see the Notes to the Consolidated Financial Statements.  Preparation of this report requires the Company’s use of estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenue and expense amounts for the periods being reported.  On an ongoing basis, the Company evaluates these estimates, including those related to the valuation of accounts receivable reserves, the potential impairment of long-lived assets and income taxes, and valuation of certain liability reserves.  The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.  Senior management has discussed the development, selection, and disclosure of these estimates with the Company’s audit committee.

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

The PEOs report revenues in accordance FASB ASC 605-45, “Revenue Recognition - Principal Agent Considerations.”  The PEOs report revenues on a gross basis, the total amount billed to clients for service fees which includes health and welfare benefit plan fees, workers’ compensation insurance, unemployment insurance fees, and employment-related taxes. The PEOs report revenues on a gross basis for such fees because the PEOs are the primary obligor and deemed to be the principal in these transactions under ASC 605-45.  The PEOs report revenues on a net basis for the amount billed to clients for worksite employee salaries and wages. This accounting policy of reporting revenue net as an agent versus gross as a principal has no effect on gross profit, operating income, or net income.

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

Valuation of Accounts Receivable Reserves:

Collectability of accounts receivable is evaluated for each subsidiary based on the current economic conditions. Other factors include analysis of historical bad debts, projected losses, and current past due accounts.  The Company’s accounts receivable reserves decreased by $0.02 million and $0.07 million respectively, at June 30, 2011 compared to June 30, 2010.

Goodwill and Other Intangible Assets:

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

The Company has elected to perform the annual impairment assessment of recorded goodwill as required by ASC 350 as of the end of fiscal first quarter.

The Company did not recognize any impairment of goodwill or intangible assets for years ended June 30, 2011 and June 30, 2010.

Impairment of Long-Lived Assets:

The Company evaluates the recoverability of its long-lived assets in accordance with FASB ASC 360, “Property, Plant, and Equipment,” which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amounts of such assets may not be recoverable. The Company considers historical performances and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual segment discounted cash flows to the asset segment carrying values. The estimation of fair value is measured by discounting expected future cash flows at the discount rate the Company utilizes to evaluate potential investments. Actual results may differ from these estimates and as a result the estimation of fair values may be adjusted in the future.

Income Taxes:

Deferred tax assets are recognized for taxable temporary differences, tax credit and net operating loss carryforwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2011, Management has determined that a 90% valuation allowance against the Company’s $5.1 million component of deferred tax assets generated by the net operating loss carry forward of  $12.3 million is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. As of June 30, 2011, Management has also determined that a $1.6 million valuation allowance against the Company’s $3.9 million of deferred tax assets generated by book versus tax differences of certain assets and liabilities is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The Company released $0.8 million of the valuation allowance in fiscal 2011 due to the positive earnings in the Company’s operations and projected earnings in fiscal 2012 and 2013.

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

In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2011 would not have a material effect in the carrying value of the net deferred tax assets or liabilities.

The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

Workmen’s Compensation Reserves:

The Company’s Business Solutions segment recognizes significant reserves in relation to its partially self-funded workers’ compensation programs based on (a) the amount of past claims incurred and (b) the estimated time lag to report and pay such claims.  Our deductible under our workers’ compensation insurance at PSM and CSM is $0.25 million with an aggregate liability limit of approximately $2.0 million.  Our deductible under the ESG LUA policy is $0.35 million with no aggregate liability.  The  reserve recognized for unpaid workers’ compensation benefits on the Company’s consolidated balance sheet is $1.5 million (for which approximately $2.1 million of cash is restricted on the Company’s Consolidated Balance Sheet) for the year ended June 30, 2011.

New Accounting Pronouncements:

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents as of June 30, 2011was $6.0 million and is primarily invested in money market interest bearing accounts.  A hypothetical 10% adverse change in the average interest rate on the Company’s investments would not have had a material effect on net income for the year ended June 30, 2011. We do not currently utilize any derivative financial instruments to hedge interest rate risks.

Item 8. Financial Statements and Supplementary Data

FORTUNE INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Fortune Industries, Inc. and Subsidiaries
Indianapolis, IN  46278

We have audited the accompanying consolidated balance sheets of Fortune Industries, Inc. and Subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the three fiscal periods ended June 30, 2011, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortune Industries, Inc. and Subsidiaries at June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three fiscal periods ended June 31, 2011, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ SOMERSET CPAS, P.C.

Indianapolis, Indiana
September 28, 2011

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	June 30,	June 30
	2011	2010

ASSETS
CURRENT ASSETS
Cash and equivalents	$6,036	$2,324
Restricted cash (Note 1)	2,394	2,820
Accounts receivable, net (Note 1)	2,639	2,247
Deferred tax asset (Note 7)	1,500	1,750
Prepaid expenses and other current assets	866	943
Assets of discontinued operations, net (Note 8)	-	8
Total Current Assets	13,435	10,092

OTHER ASSETS
Property, plant and equipment, net (Note 3)	245	455
Term note receivable from related party (Note 2)	-	2,536
Deferred tax asset, net (Note 7)	1,250	1,000
Goodwill (Note 4)	12,339	12,339
Other intangible assets, net (Note 4)	2,450	2,857
Other long-term assets	78	62
Total Other Assets	16,362	19,249

TOTAL ASSETS	$29,797	$29,341

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	June 30,	June 30
	2011	2010

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (Note 5)	$417	$511
Customer deposits	2,511	359
Accounts payable	497	909
Health and workers' compensation reserves	945	1,696
Accrued expenses	6,394	5,171
Other current liabilities	40	234
Total Current Liabilities	10,804	8,880

LONG-TERM LIABILITIES
Long-term debt, less current maturities (Note 5)	-	417
Long-term workers' compensation reserves	580	435
Total Long-Term Liabilities	580	852

Total Liabilities	11,384	9,732

SHAREHOLDERS' EQUITY (NOTE 10)
Common stock, $0.10 par value; 150,000,000 authorized;
12,270,790 and 12,224,290 outstanding at June 30, 2011
and 2010, respectively	1,224	1,206
Series C Preferred stock, $0.10 par value; 1,000,000 authorized;
296,180 issued and outstanding at June 30, 2011 and 2010	27,133	29,618
Treasury stock, at cost, 48,263 shares	(809)	(186)
Additional paid-in capital and warrants outstanding	20,376	19,765
Accumulated deficit	(29,511)	(30,794)
Total Shareholders' Equity	18,413	19,609

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,797	$29,341

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended	Year Ended	Ten Months Ended
	June 30,	June 30,	June 30,
	2011	2010	2009
REVENUES
Service revenues	$64,335	$60,694	$54,977
Product revenues	-	-	17,929
TOTAL REVENUES	64,335	60,694	72,906

COST OF REVENUES
Service cost of revenues	51,527	48,068	44,086
Product cost of revenues	-	-	14,944
TOTAL COST OF REVENUES	51,527	48,068	59,030

GROSS PROFIT	12,808	12,626	13,876

OPERATING EXPENSES
Selling, general and administrative expenses	10,346	11,046	12,598
Depreciation and amortization	613	770	866
Total Operating Expenses	10,959	11,816	13,464

OPERATING INCOME	1,849	810	412

OTHER INCOME (EXPENSE)
Interest income	113	123	159
Interest expense	(41)	(17)	(114)
Loss on disposal of assets	-	-	(20)
Exchange rate gain	-	-	1
Other income	3	12	76
Total Other Income (Expense)	75	118	102

INCOME BEFORE PROVISION FOR INCOME TAXES	1,924	928	514
Provision for income taxes (Note 7)	65	(262)	(944)

NET INCOME FROM CONTINUING OPERATIONS	1,859	1,190	1,458

DISCONTINUED OPERATIONS
Loss from discontinued operations (Note 8)	(8)	(19)	(74)

NET INCOME	1,851	1,171	1,384
Preferred stock dividends	568	592	938

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,283	$579	$446

Basic Income Per Common Share - Continuing Operations	$0.10	$0.05	$0.05
Basic Loss Per Common Share - Discontinued Operations	$-	$-	$(0.01)
Basic Income Per Common Share	$0.10	$0.05	$0.04
Basic weighted average shares outstanding	12,251,329	12,177,741	11,853,957

Diluted Income Per Common Share - Continuing Operations	$0.09	$0.04	$0.04
Diluted Loss Per Common Share - Discontinued Operations	$-	$-	$(0.01)
Diluted Income Per Common Share	$0.09	$0.04	$0.03
Diluted weighted average shares outstanding	14,558,965	14,687,904	13,824,520

See Accompanying Notes to Consolidated Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
(DOLLARS IN THOUSANDS)

				Additional		Accumulated
				Paid-in Capital		Other	Total
	Common	Treasury	Preferred	and Warrants	Accumulated	Comprehensive	Shareholders'	Comprehensive
	Stock	Stock	Stock	Outstanding	Deficit	Income	Equity (Deficit)	Income

BALANCE AT AUGUST 31, 2008	$1,117	$-	$7,918	$19,241	$(31,881)	$192	$(3,413)
Issuance of 708,800 shares of common stock for compensation	71	-	-	124	-	-	195	-
Retirement of 10,000 shares of common stock	(1)	-	-	(61)	62	-	-	-
Net income	-	-	-	-	1,384	-	1,384	1,384
Retirement of 79,180 shares of series B preferred stock	-	-	(7,918)	-	-	-	(7,918)	-
Issuance of 100,880 shares of series C preferred stock			29,618				29,618	-
Disposition of productive business assets	-	-	-	(51)	-	(192)	(243)	(192)
Preferred stock dividends	-	-	-	-	(938)	-	(938)	-

BALANCE AT JUNE 30, 2009	$1,187	$-	$29,618	$19,253	$(31,373)	$-	$18,685	$1,192
Issuance of 142,117 shares of common stock for compensation	14	-	-	81	-	-	95	-
Purchase of 48,263 shares of common stock for treasury at cost	5	(186)	-	181	-	-	-	-
Net income	-	-	-	-	1,171	-	1,171	1,171
Capital contribution by majority shareholder	-	-	-	250	-	-	250	-
Preferred stock dividends	-	-	-	-	(592)	-	(592)	-

BALANCE AT JUNE 30, 2010	$1,206	$(186)	$29,618	$19,765	$(30,794)	$-	$19,609	$1,171
Issuance of 46,500 shares of common stock for compensation	1	-	-	5	-	-	6	-
Purchase of 166,181 shares of common stock for treasury at cost	17	(623)	-	606	-	-	-	-
Offset of term note receivable against outstanding preferred stock	-	-	(2,485)	-	-	-	(2,485)	-
Net income	-	-	-	-	1,851	-	1,851	1,851
Preferred stock dividends	-	-	-	-	(568)	-	(568)	-

BALANCE AT JUNE 30, 2011	$1,224	$(809)	$27,133	$20,376	$(29,511)	$-	$18,413	$1,851

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

			Ten Months
	Year Ended	Year Ended	Ended
	June 30,	June 30,	June 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,851	$1,171	$1,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	622	770	1,033
Provision for losses on accounts receivable	(29)	(111)	(155)
Loss on disposal of assets	-	-	20
Stock based compensation	6	95	195
Deferred income taxes	-	(250)	(1,011)
Changes in certain operating assets and liabilities:
Restricted cash	426	322	2,228
Accounts receivable	(365)	486	914
Inventory, net	-	-	92
Prepaid assets and other current assets	77	553	(98)
Assets of discontinued operations	8	106	410
Other long-term assets	35	(9)	5
Customer deposits	2,152	-	-
Accounts payable	(412)	(128)	332
Health and workers' compensation reserves	(606)	(1,993)	(1,125)
Accrued expenses and other current liabilities	1,279	(256)	(3,680)
Liabilities of discontinued operations	-	-	214
Net Cash Provided by Operating Activities	5,044	756	758

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(60)	(55)	(121)
Proceeds from sale of assets	55	-	12
Net Cash Used in Investing Activities	(5)	(55)	(109)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term-term debt majority shareholder	-	-	(300)
Proceeds from term debt	-	1,000	250
Payments on term debt	(511)	(108)	(50)
Payments on convertible debentures	-	-	(3,405)
Repurchase of common stock for treasury	(248)	(557)	-
Dividends paid on preferred stock	(568)	(398)	(198)
Net Cash Used in Financing Activities	(1,327)	(63)	(3,703)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,712	638	(3,054)

CASH AND EQUIVALENTS
Beginning of Period	2,324	1,686	4,740

End of Period	$6,036	$2,324	$1,686

See Accompanying Notes to the Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Year Ended	Year Ended	Ten Months Ended
	June 30,	June 30,	June 30,
	2011	2010	2009
SUPPLEMENTAL DISCLOSURES
Interest paid	$41	$17	$80

Income taxes paid	$65	$49	$67

Non-cash investing and financing activities:
Retirement of series B preferred stock in exchange for series C	$-	$-	$(7,918)
Issuance of series C preferred stock in exchange for series B	-	-	7,918
Issuance of series C preferred stock for debt extinguishment	-	-	21,700
Term note receivable for disposition of assets	-	-	(3,240)
Reduction in term loan in exchange for disposition of assets	-	-	(10,000)
Reduction in accrued dividend in exchange for term note receivable offset	-	-	740
Reduction in term note receivable with accrued dividend offset	-	-	(740)
	$-	$-	$8,460

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

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of Fortune Industries, Inc. and its wholly owned subsidiaries.  Nor-Cote International, Inc., a wholly-owned subsidiary until November 30, 2008, contained foreign subsidiaries from the United Kingdom, China, and Singapore, which have been eliminated in consolidation at the Nor-Cote subsidiary level (Collectively, “Nor-Cote”).  Refer to Note 2 for further details.   All significant inter-company accounts and transactions of the Company have been eliminated.

Foreign Currency Translation:  Assets and liabilities of the foreign subsidiaries of Nor-Cote were translated into U.S. dollars at the exchange rate in effect during the three months ending November 30, 2008. Translation adjustments that arose from translating the subsidiaries’ financial statements from local currency to U.S. dollars were accumulated and presented, net of tax, as a separate component of shareholders’ equity (deficit).

Comprehensive Income:  Comprehensive income refers to the change in an entity’s equity during a period resulting from all transactions and events other than capital contributed by and distributions to the entity’s owners. For the Company, comprehensive income is equal to net income plus the change in foreign currency translation adjustments. The Company reports comprehensive income in the Consolidated Statement of Shareholders’ Equity (Deficit).

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

Revenue and Cost Recognition: In the Business Solutions segment, Professional Staff Management, Inc. and related entities (“PSM”); CSM, Inc. and subsidiaries (“CSM”); Precision Employee Management, LLC (“PEM”); and Employer Solutions Group, Inc. and subsidiaries (“ESG”) bill clients under their Professional Services Agreement as licensed Professional Employer Organizations (collectively the “PEOs”), which includes each worksite employee’s gross wages, plus additional charges for employment related taxes, benefits, workers’ compensation insurance, administrative and record keeping, as well as safety, human resources, and regulatory compliance consultation.  Most wages, taxes and insurance coverage are provided under the PEOs’ federal, state, and local or vendor identification numbers.  No identification or recognition is given to the client when these monies are remitted or calculations are reported.  Most calculations or amounts the PEOs owe the government and its employment insurance vendors are based on the experience levels and activity of the PEOs with no consideration to client detail.  The PEOs bill the client their worksite employees’ gross wages plus an overall service fee that includes components of employment related taxes, employment benefits insurance, and administration of those items.  The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments.  The component of the service fee related to health, workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience.  Charges by the PEOs are invoiced along with each periodic payroll delivered to the client.

The PEOs report revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC 605-45, “Revenue Recognition - Principal Agent Considerations.” The PEOs report revenue on a gross basis for the total amount billed to clients for service fees, which includes health and welfare benefit plan fees, workers’ compensation insurance, unemployment insurance fees, and employment-related taxes.  The PEOs report revenue on a gross basis for such fees because the PEOs are the primary obligor and deemed to be the principal in these transactions under ASC 605-45.  The PEOs report revenue on a net basis for the amount billed to clients for worksite employee salaries and wages and outside benefit plans.  This accounting policy of reporting revenue net as an agent versus gross as a principal has no effect on gross profit, operating income, or net income.

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

Restricted Cash: Restricted cash includes certificates of deposits for letters of credit issued to collateralize its obligations under its workers’ compensation program and certain general insurance coverage related to the Company’s Business Solutions segment. At June 30, 2011, the Company had $2.4 million in total restricted cash.  Of this, $2.1 million is restricted for the Company’s workers’ compensation program in accordance with terms of its insurance carrier agreement, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.

Accounts Receivable:  Accounts receivable is stated at the amount billable to customers.  The Company provides allowances for estimated doubtful accounts and for returns and sales allowances, based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of the accounts receivable. Management currently considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts currently is provided as of June 30, 2011.  Management had established an allowance for doubtful accounts of $0.02 million as of June 30, 2010.  Delinquent receivables that are deemed uncollectible are written off based on individual credit evaluation and specific circumstances of the customer. The Company’s policy is not to accrue interest on past due trade receivables.

Property, Plant, Equipment, and Depreciation: Property, plant and equipment are carried at cost and include expenditures for new additions and those which substantially increase the useful lives of existing assets. Depreciation is computed principally on the straight-line method over the estimated useful life. Depreciable lives range from 3 to 10 years.

Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property or equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts in the period of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement asset.

Goodwill and Other Indefinite-Lived Intangible Assets:  The Company accounts for goodwill and other indefinite-lived intangible assets under FASB ASC 350, “Intangibles - Goodwill and Other.” Under ASC 350, goodwill and other intangible assets with indeterminate lives are assessed for impairment at least annually and more often as triggering events occur. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of both goodwill and other intangible assets impairment. Since management’s judgment is involved in performing goodwill and other intangible assets valuation analyses, there is risk that the carrying value of the goodwill and other intangible assets may be overstated or understated.

The Company has not recognized impairment charges in the past 3 fiscal years.  Triggering events would include a) violation of non-compete agreements with certain terminated employees within the Business Solutions segment, b) a substantial change in the customer mix and number of worksite employees within the Business Solutions segment, c) losses incurred within certain operating units, d) significant downsizing of personnel and operations, or  e) restructuring of management.

The Company has elected to perform the annual impairment assessment of recorded goodwill and other indefinite-lived intangible assets as required by ASC 350 as of the end of fiscal first quarter of 2012. The required annual impairment assessment may result in future periodic write-downs.

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

Stock-based Compensation: The Company accounts for stock-based compensation under the provisions of FASB ASC 718, “Stock Compensation” using the modified prospective method.  The Company recognizes compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards.

Earnings per Common Share: Income per common share has been computed in accordance with FASB ASC 260, “Earnings per Share” basic income per common share is computed based on net income applicable to common stock divided by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed based on net income applicable to common stock divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive common stock equivalents.

Income Taxes:  The Company accounts for income taxes under the provisions of FASB ASC 740, “Income Taxes.” Accordingly, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates. Changes in deferred income tax assets and liabilities are included as a component of income tax expense. Prior to fiscal year end 2010 the Company filed separate United States, United Kingdom, Mexico and Singapore income tax returns. Effective with the 2010 fiscal year, the Company will only be required to file a United States tax return.

Advertising Costs: Advertising costs including marketing, advertising, publicity, promotion and other distribution costs, are expensed as incurred and totaled $114, $99 and $213, for the fiscal periods ended June 30, 2011, 2010 and 2009, respectively.

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

In conjunction with the disposition of assets (see Note 2), the Company issued 2,200,000 warrants to the Chairman of the Board. The warrants have a ten-year term and an exercise price of $0.40 per share during the year ended June 30, 2009. Upon utilization of the valuation models described above, it was determined that the warrants had no value at the time of issuance.

The Company also has 286,363 warrants outstanding in conjunction with convertible debt issued prior to the August 31, 2008 fiscal year end.

Debt and equity issuances may have features which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the case of preferred stock instruments.  No issuances have beneficial conversion terms for any of the fiscal periods ended June 30, 2011, 2010 and 2009.

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

New Accounting Pronouncements:

In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other.” This ASU is to addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods beginning after December 15, 2010.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring. For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011. Additional disclosures are also required under this ASU. The Company is currently evaluating the impact of this ASU.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other new pronouncements issued but not effective until after June 30, 2011, are not expected to have a significant effect on the company’s consolidated financial statements.

NOTE 2 – DISPOSITION OF ASSETS AND PRO FORMA RESULTS

On December 11, 2008, the Company completed a transaction with an effective date as of November 30, 2008 to sell all of the outstanding shares of common stock of the following wholly-owned subsidiaries: James H Drew Corporation; Nor-Cote International, Inc.; Fortune Wireless, Inc.; and Commercial Solutions, Inc.  The subsidiaries were sold to related party entities owned by the Company’s two majority shareholders, the Chairman of the Board of Directors (“Chairman”) and the Chief Executive Officer (“CEO”).  The shares were sold in exchange for a $10.0 million reduction in the outstanding balance of the Term Loan Note due to the Chairman, and a three year Promissory Note receivable in the amount of $3.24 million with a maturity date of November 30, 2011.  The Promissory Note bears interest at the prime rate plus 1% and is interest-only for the first twelve months, with $50,000 and $100,000 monthly principal payments due beginning December 30, 2009 and December 30, 2010, respectively.  The unpaid balance at maturity is due in a lump sum payment.

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

As part of the terms of the sales transaction, the Chairman received 217,000 shares of Series C Preferred Stock as consideration for cancellation of the Term Note Balance of $21.7 million.  In addition, the Company converted 79,180 shares of Series B Preferred Stock previously issued to and held by the Chairman to 79,180 shares of Series C Preferred Stock.  The Series C Preferred Stock with a par value of $0.10 per share is non-redeemable, non-voting cumulative preferred and bears annual dividends of $5 per share in years one and two subsequent to the transaction date, $6 per share in year three subsequent to the transaction date and $7 per share thereafter.  The dividends will be paid on a pro-rata basis monthly.  Additionally, as part of the terms of the sales transaction, the Company issued the Chairman 2,200,000 warrants with a ten-year term and an exercise price of $0 .40 per share.

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

Effective December 31, 2010, the Company revised its estimate regarding the collectability of its $2.5 million term note receivable with a related party.  Based on this change in estimate, the Company reclassified the note receivable as a reduction to its outstanding preferred stock as prescribed by a security agreement between the Company and the related party.  Under terms of this security agreement and in the event of default of the term note receivable, the Company obtains the right to equal value of the preferred stock as defined including but not limited to title, interest and dividends.  The Company has no intention to convert the note receivable in the foreseeable future.

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

The following is a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of the sold subsidiaries at the disposition date:

Assets
Cash and equivalents	$556
Accounts receivable, net	12,927
Costs and estimated earnings in excess of billings on uncompleted contracts	3,292
Inventory, net	4,073
Deferred tax asset	46
Prepaid expenses and other current assets	790
Property, plant and equipment, net	3,527
Goodwill	152
Other long term assets	13
Total Assets	25,376

Liabilities
Accounts payable	4,248
Accrued expenses	1,510
Billings in excess of costs and estimated earnings on uncompleted contracts	402
Line of credit	5,500
Other liabilities	476
Total Liabilities	12,136

Net Assets	$13,240

Cash consideration - related party term note offset	$10,000
Term note receivable - three year	3,240

Total consideration	$13,240

Pro Forma Financial Statements

The accompanying unaudited pro forma Consolidated Statements of Operations for the ten months ended June 30, 2009 is presented as if the sale had been completed as of the beginning of the period presented.  The unaudited pro forma Consolidated Statements of Operations is presented for illustrative purposes only and is not necessarily indicative of the results of operations for the ten months ended June 30, 2009 that would have actually been reported had the sales transaction occurred at the date indicated, nor is it indicative of future financial position or results of operations.  The unaudited pro forma Condensed Consolidated Statements of Operations are based upon the respective historical financial statements of the Company and the subsidiaries.  The pro forma data give effect to actual operating results as if the previous acquisitions occurred as of the beginning of the period presented.  The pro forma data give effect to actual operating results prior to the dispositions and adjustments for the following:

•	To eliminate the results of operations of the subsidiaries sold.
•	To adjust the dividends to the terms of the Series C Preferred shares that was issued in conjunction with the sales transaction.

For the Ten Months Ended
June 30,
2009

Revenues	$53,477
Cost of Revenues	43,313

Gross Profit	10,164

Operating Expenses
Selling, general and administrative expenses	9,408
Depreciation and amortization	612
Impairment	-

Total Operating Expenses	10,020

Operating Income	144

Other Income	62

Income Before Provision for Income Taxes	206

Provision for Income Taxes	(947)

Net Income	1,153

Preferred Stock Dividends	1,233

Net Loss Available to Common Shareholders	$(80)

Basic Loss per Common Share	$(0.01)

Diluted Loss per Common Share	$(0.01)

NOTE 3 - PROPERTY AND EQUIPMENT

Property, plant and equipment, including capital leases, are comprised of the following:

	June 30,	June 30,
	2011	2010

Office equipment	$1,927	$2,520
Vehicles	20	190
Leasehold improvements	14	98
	1,961	2,808

Less accumulated depreciation	(1,716)	(2,353)
	$245	$455

The provision for depreciation expense was $216 and $364 for the years ended June 30, 2011 and 2010.  The provision for depreciation amounted to $616 of which $167 is included in cost of revenues for the year ended June 30, 2009.  The Company did not recognize any gain or loss on the disposal of assets during the years ended June 30, 2011 or 2010. Losses on disposal of assets totaling $20 were recorded for the fiscal period ended June 30, 2009 related to various building, office equipment, and vehicle disposals.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

There have been no changes in the carrying amount of goodwill during the fiscal periods ended June 30, 2011, 2010 and 2009.
The total amount of goodwill that is deductible for tax purposes is $6,149, $6,918 and $7,667 at June 30, 2011, 2010 and 2009.

The following table sets forth the gross carrying amount and accumulated amortization of the Company's other intangible assets:

	June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Period (in years)

Customer relationships	$4,063	$2,203	$1,860	10
Tradename (not subject to amortization)	590	-	590
Total	$4,653	$2,203	$2,450

	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Period (in years)

Customer relationships	$4,063	$1,796	$2,267	10
Tradename (not subject to amortization)	590	-	590
Total	$4,653	$1,796	$2,857

Intangible asset amortization expense is $406, $406, and $417, for the fiscal periods ended June 30, 2011, 2010 and 2009, respectively. These amounts include loan origination fee amortization of $0, $0, and $78 for the fiscal years ended June 30, 2011, 2010 and 2009.

Amortization expense on intangible assets at June 30, 2011 for each of the next five fiscal years is as follows:

2012	$406
2013	406
2014	380
2015	329
2016 and thereafter	929
Total	$2,450

NOTE 5 - DEBT ARRANGEMENTS

The Company’s debt obligations consisted of the following:

	June 30,	June 30,
	2011	2010

Notes payable

Term note due in monthly principal installments of $42, plus interest at 4.5% through April 2012. The loan is secured by all of the assets of the Company and is personally guaranteed by the Company’s chairman and majority shareholder.	$417	$917

Capital leases

Note due in monthly installments of $2 including interest at 5.0% through November 2010. The loan is secured by equipment.	-	11

Total debt obligations	417	928

Less current maturities	(417)	(511)

Long-term portion of outstanding debt	$-	$417

Principal payments due on long-term debt outstanding at June 30, 2011 are approximately as follows:

2012		$417

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

In May 2010, the Company entered into a $1.0 million term note with a bank. The term loan matures on April 30, 2012 and bears interest at the fixed rate of 4.5%. The note is amortized equally over a 24 month period and therefore requires monthly principal payments of $42. The note is collateralized by substantially all the assets of the Company and is personally guaranteed by the Company’s chairman and majority shareholder. The loan requires the Company to maintain a minimum cash flow coverage ratio of 1.2 to 1.0 and a minimum current ratio of 1.0 at June 30, 2010, escalating to 1.15 and 1.20 at December 31, 2010 and June 30, 2011, respectively.

Line of Credit

Effective April 15, 2011, the Company entered into a $2.0 million revolving line of credit agreement with a bank.  The line of credit matures May 15, 2012 and bears interest at the Prime Rate plus 0.75%.  The note is collateralized by substantially all the assets of the Company.  The loan requires the Company to maintain a maximum total senior liabilities to adjusted tangible capital ratio of 1.5 to 1.0 and a minimum operating cash flow to fixed charge ratio of 1.25 to 1.0.  There were no draws on the line of credit at June 30, 2011.

NOTE 6 - RETIREMENT PLAN

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

NOTE 7 - INCOME TAXES

The reconciliation for the 2011, 2010 and 2009 income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income rate is as follows (in percentages):

	June 30,	June 30,	June 30,
	2011	2010	2009

Tax at U.S. Federal statutory rate	34.0	0.0	34.0
State and local taxes, net of federal benefit	5.6	5.6	5.6
Change in valuation allowance	(36.2)	(27.6)	(223.6)
	3.4	(22.0)	(184.0)

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows:

	Year Ended	Year Ended	Ten Months Ended
	June 30, 2011	June 30, 2010	June 30, 2009
Current:
Federal	$429	$-	$119
State	71	68	19
	500	68	138
Deferred:
Federal	288	270	(155)
State	48	(23)	(23)
	336	247	(178)

Decrease in valuation allowance	(771)	(577)	(904)

Net income tax (benefit)	$65	$(262)	$(944)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

	June 30,	June 30,
	2011	2010

Current:
Allowances for doubtful accounts and inventory	$-	$10
Amortization of intangible assets	314	317
Accrued liabilities and other	686	1,423
Net operating losses and other carryforwards	500	-
Noncurrent:
Amortization of intangible assets	2,946	3,244
Depreciation	(62)	(75)
Net operating losses and other carryforwards	4,614	4,850
	8,998	9,769
Valuation allowance	(6,248)	(7,019)
Total deferred tax assets	$2,750	$2,750

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, at June 30, 2011, the Company had federal tax operating loss based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of the evidence, both positive and negative, management has determined that a $6,248 and $7,019 valuation allowance at June 30, 2011 and 2010 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance is $771 and $577 for the fiscal years ended June 30, 2011 and 2010, respectively.  The Company has federal net operating loss carryforwards of approximately $12.3 and $13.9 million at June 30, 2011 and 2010 which expire between 2021 and 2030. The state tax operating loss carryforwards are approximately $9.7 million and $11.3 million as of June 30, 2011 and 2010, respectively.  The difference between federal and state net operating loss carryforwards represents a change in business venue in a prior period.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011, 2010 and 2009, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2007 through 2010 remain open to examination by the Internal Revenue Service of the United States.

NOTE 8 - DISCONTINUED OPERATIONS

Effective November 30, 2008, the Company ceased its operations in Kingston Sales Corporation and Telecom Technology Corporation, which were part of the Electronics Integration segment.  The results of the above are reported in discontinued operations in the accompanying Consolidated Balance Sheets, Statements of Operations, and Statements of Cash Flows as of, and for the years ending June 30, 2011, 2010 and ten months ending June 30, 2009.  The segment results in Note 18 for the ten months ending June 30, 2009 reflect the reclassification of the discontinued operations.  Revenues from discontinued operations were $0, $30 and $992 for the years ended June 30, 2011, 2010 and ten months ended June 30, 2009.  The net losses from discontinued operations were $8, $19 and $74 for the years ended June 30, 2011, 2010 and ten months ended June 30, 2009.

NOTE 9 – EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock.  During the fiscal periods ended June 30, 2011, 2010 and 2009, 46,500, 142,117 and 708,800 restricted share units, respectively, were issued under this plan.

NOTE 10 - SHAREHOLDERS’ EQUITY

Common Stock

The following are the details of the Company's common stock as of June 30, 2011 and 2010:

	Number of Shares
	Authorized	Issued	Outstanding	Amount

June 30, 2011
Common stock, $0.10 par value	150,000,000	12,346,986	12,270,790	$1,224

June 30, 2010
Common stock, $0.10 par value	150,000,000	12,300,486	12,224,290	$1,206

There were 46,500 shares issued during the year ended June 30, 2011. These shares were issued upon board approval as compensation during the current fiscal year.

At June 30, 2011, the Company had 286,363 outstanding warrants issued as part of the Laurus transaction and 2,200,000 warrants outstanding to the Chairman of the Company as a result of the Disposition of assets described in Note 2.

Preferred Stock

The following are the details of the Company's non-voting preferred stock as of June 30, 2011 and 2010:

	Number of Shares
	Authorized	Issued	Outstanding	Amount
June 30, 2011
Preferred stock, Series A $0.10 par value	1,000,000	66,180	-	$-
Preferred stock, Series B $0.10 par value	1,000,000	79,180	-	-
Preferred stock, Series C $0.10 par value	1,000,000	296,180	296,180	$27,133

June 30, 2010
Preferred stock, Series A $0.10 par value	1,000,000	66,180	-	$-
Preferred stock, Series B $0.10 par value	1,000,000	79,180	-	-
Preferred stock, Series C $0.10 par value	1,000,000	296,180	296,180	$29,618

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

Effective December 31, 2010, the Company revised its estimate regarding the collectability of its $2.5 million term note receivable with a related party.  Based on this change in estimate, the Company reclassified the note receivable as a reduction to its outstanding preferred stock as prescribed by a security agreement between the Company and the related party.  Under terms of this security agreement and in the event of default of the term note receivable, the Company obtains the right to equal value of the preferred stock as defined including but not limited to title, interest and dividends.  The Company has no intention to convert the note receivable in the foreseeable future.

Dividends of $568, $398 and $198 were paid for the fiscal periods ended June 30, 2011, 2010 and 2009, respectively.

Treasury Stock

During the fiscal year ended June 30, 2011, the Company purchased 166,181 shares of its common stock at a cost of $3.75 per share as contractually obligated pursuant to put options outstanding from the purchase of ESG in March 2007.

During the fiscal year ended June 30, 2010, the Company purchased 48,263 shares of its common stock at a cost of $3.75 per share as contractually obligated pursuant to put options outstanding from the purchase of ESG in March 2007.  There were a total of 217,143 shares eligible to be put to the Company per the terms of the purchase agreement.  Substantially, all of the shares were put to the Company on March 1, 2010.  The Company negotiated with two of the put holders which held an aggregate of 168,880 of the puts for extended payment terms on the contractual obligation.  The remaining contractual obligation of $248 was included in current liabilities at June 30, 2010.  This contractual obligation was paid out in monthly payments through December 31, 2010.  These shares were held as collateral by the put holders until the final payment was made on December 31, 2010, and therefore have not been included in treasury stock at June 30, 2010.

NOTE 11 - PER SHARE DATA

The following presents the computation of basic income (loss) per share and diluted income (loss) per share:

	Year Ended	Year Ended	Ten Months Ended
	June 30,	June 30,	June 30,
	2011	2010	2009

Net Income Available to Common Shareholders	$1,283	$579	$446

Basic Income from Continuing Operations	$0.10	$0.05	$0.05

Basic Loss from Discontinued Operations	-	-	$(0.01)

Basic Income per Common Share	$0.10	$0.05	$0.04

Basic Weighted Average Shares Outstanding	12,251,329	12,177,741	11,853.96

Diluted Income from Continuing Operations	$0.09	$0.04	$0.04

Diluted Loss from Discontinued Operations	-	-	$(0.01)

Diluted Income per Common Share	$0.09	$0.04	$0.03

Diluted Weighted Average Shares Outstanding	14,558,965	14,687,904	13,824,520

NOTE 12 - OPERATING LEASE COMMITMENTS

Property Lease Commitments

Segment	Location(s)	Description
Business Solutions	Richmond, IN (1); Brentwood, TN (2); Provo, UT (3); Tucson, AZ (4); Loveland, CO (5); Phoenix, AZ	Offices
Corporate	Indianapolis, IN (7)	Offices

(1)
The lease on this property is with the former Chief Operating Officer of the Company.  The operating lease agreement provides for monthly base rent of $1.6 through August 31, 2011, and $1.3 through August 31, 2012.

(2)
The Company maintains an operating lease agreement that provides for monthly base rent of $12 through January 31, 2014. In addition to an escalating base monthly rent, the agreement requires the Company to pay any increase in operating costs, real estate taxes, or utilities over the base year.

(3)
The lease on this property is with the former President of ESG.  The operating lease agreement provides for monthly base rent of $30 through May 30, 2011, $29 through January 31, 2012, and $18 through January 31, 2013, then increased 4% annually through January 31, 2015.  The lessee pays most expenses related to repairs, maintenance, property taxes, and insurance.  The lessor is required to carry minimal amounts of insurance.

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

(5)
The Company maintains an operating lease agreement that provides for monthly base rent of $2 through January 31, 2014.  In addition to an escalating base monthly rent, the agreement requires the Company to pay most expenses related to repairs, maintenance, property taxes, and insurance.  The lessor is required to carry minimal amounts of insurance.

(6)
The Company maintains an operating lease agreement that provides for monthly base rent of $4 through January 31, 2015.  In addition to an escalating base monthly rent, the agreement requires the Company to pay most expenses related to repairs, maintenance, property taxes, and insurance.

(7)
The Company maintains an operating lease agreement with a limited liability Company that is owned by the majority shareholder.  The operating lease agreement provides for monthly base rent of $5 through August 2013, adjusted annually to fair market value.  The agreement also includes a one-year renewal option.

Rent expense under these agreements amounted to $671, $740 and $793 for the fiscal periods ending June 30, 2011, 2010 and 2009.

Future minimum commitments under these agreements at June 30, 2011 are approximately as follows:

Facilities
2012	605
2013	519
2014	380
2015	184
$1,688

NOTE 13 - RELATED PARTY TRANSACTIONS

The following is a summary of related party amounts included in the Consolidated Balance Sheets at June 30, 2011 and 2010, respectively:

	June 30,	June 30,
	2011	2010
Assets:
Long-term note receivable	$-	$2,536

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

Effective December 31, 2010, the Company revised its estimate regarding the collectability of the term note receivable.  Based on this change in estimate, the Company reclassified the note receivable as a reduction to its outstanding preferred stock as prescribed by a Security Agreement between the Company and the related party.  Under terms of this Security Agreement and in the event of default of the term note receivable, the Company obtains the right to equal value of the preferred stock as defined including but not limited to title, interest and dividends.  As of June 30, 2011 and the date of this filing, the Company has no intention to convert the note receivable in the foreseeable future.

The following is a summary of related party amounts included in the Consolidated Statements of Operations for the fiscal periods ending June 30, 2011, 2010 and 2009, respectively:

	June 30,	June 30,	June 30,
	2011	2010	2009
Revenues:
Business Solutions (1)	$573	$720	$461
Electronics Integration (6)	-	30	5
Total	$573	$750	$466

Expenses:
Business Solutions (2)	$-	$394	$356
Wireless Infrastructure (3)	-	-	39
Transportation Infrastructure (3)	-	-	75
Ultraviolet Technologies (3)	-	-	21
Electronics Integration (3)	-	-	44
Holding Company (4) (5) (7)	90	120	410
Total	$90	$514	$945

(1)
During the fiscal years ended June 30, 2011, 2010 and 2009, the Company’s CSM and PSM subsidiaries performed $573, $720 and $461 worth of services for businesses owned by the Company’s majority shareholder.

(2)	The Company’s PSM and ESG subsidiaries held leases for office buildings in Richmond, Indiana, Provo, Utah and Tucson, Arizona from companies owned by former officers of the Company.
(3)
The Company maintained operating lease agreements for the rental of a building with a limited liability company owned by the Company’s majority shareholder.   The leases were terminated on November 30, 2008.

(4)
The Company entered into various unsecured line of credit agreements with its majority shareholder.  Interest expense recognized on these agreements amounted to $0, $0 and $7 for the fiscal periods ending June 30, 2011, 2010 and 2009, respectively. There were no outstanding credit agreements in place as of June 30, 2011.

(5)
Guarantee fees approved by the Company’s Board of Directors were paid during the fiscal period ending June 30, 2009 to the Company’s Chief Executive Officer in the amount of $100.  The fees were associated with the Chief Executive Officer providing personal guarantees for a substantial portion of the Company’s debt obligations.  The Guarantee fees were discontinued during the 2009 fiscal year and therefore there were no such fees incurred or paid in the fiscal years ended June 30, 2011 or 2010.

(6)	The Company’s discontinued electronics integration operations sold inventory as part of its liquidation of the discontinued operations to a company owned by the majority shareholder.
(7)
The Company maintains an operating lease agreement for the rental of a building with a limited liability company owned by the Company’s majority shareholder.   The lease agreement runs through August 2013. The agreement provides for a monthly base rent of $5 per month.  The base rent shall be adjusted annually to fair market value.   Rent and related expenses of $90, $120 and $40 were recognized for the fiscal periods ending June 30, 2011, 2010 and 2009, respectively.

Other Related Party Transactions

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

NOTE 14 - SIGNIFICANT ESTIMATES

Significant estimates have been made by management with respect to the realizability of the Company’s deferred tax assets. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term. The net decrease in the valuation allowance for deferred income tax assets was $771, $577, and $904 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. The valuation allowance relates primarily to net operating loss carryforwards, tax credit carryforwards, and net deductible temporary differences. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to ASC 740, including the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company’s earnings history and the Company’s near-term earnings expectations. At June 30, 2011, management believes it is more likely than not that a significant portion of net deferred income tax assets will not be realized in the next few years.

Company subsidiaries in the Business Solutions Segment establish reserves for workers’ compensation claims by estimating unpaid losses and loss expenses with respect to claims occurring on or before the balance sheet date. Such estimates include provisions for reported claims and provisions for incurred-but-not-reported claims. The estimates of unpaid losses are established and continually reviewed by the Company using a variety of statistical and analytical techniques. Reserve estimates reflect past claims experience, currently known factors and trends and estimates of future claim trends.

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

NOTE 15 - CONCENTRATION OF CREDIT RISK

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

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

Restricted Cash

Certain states and vendors require the Company to post letters of credit to ensure payment of taxes or payments to the Company’s vendors under workers’ compensation contracts and to guarantee performance under the Company’s contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. The Company does not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of June 30, 2011 and 2010, the Company had approximately $2.4 and $2.8 million in restricted cash primarily to secure obligations under its workers compensation contracts in the Business Solutions segment.

NOTE 17 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited consolidated operating results by quarter for the fiscal periods ended June 30, 2011 and 2010:

	For the Three Months Ended
	September 30,	December 31,	March 31,	June 30,
2011:
Revenues	$15,571	$15,860	$16,816	$16,088
Gross Profit	3,198	3,144	3,103	3,362
Net income available to common shareholders	302	226	265	490
Basic earnings per share – continuing operations	0.02	0.02	0.02	0.04
Basic earnings per share – discontinued operations	-	-	-	-
Basic earnings per share	0.02	0.02	0.02	0.04
Diluted earnings per share – continuing operations	0.02	0.02	0.02	0.03
Diluted earnings per share – discontinued operations	-	-	-	-
Diluted earnings per share	0.02	0.02	0.02	0.03

	For the Three Months Ended
	September 30,	December 31,	March 31,	June 30,
2010:
Revenues	$14,829	$14,985	$15,319	$15,561
Gross Profit	3,401	3,186	2,635	3,404
Net income (loss) available to common shareholders	660	186	(426)	158
Basic earnings (loss) per share – continuing operations	0.05	0.02	(0.03)	0.01
Basic earnings per share – discontinued operations	-	-	-	-
Basic earnings (loss) per share	0.05	0.02	(0.03)	0.01
Diluted earnings (loss) per share – continuing operations	0.05	0.01	(0.03)	0.01
Diluted earnings per share – discontinued operations	-	-	-	-
Diluted earnings (loss) per share	0.05	0.01	(0.03)	0.01

NOTE 18 - SEGMENT INFORMATION

As of November 30, 2008, Management determined that the Company operates in only one business segment and therefore no segment information is presented for the fiscal year ended June 30, 2011 or 2010.

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

Segment & Entity	Business Activity

Business Solutions
Professional Staff Management, Inc. and related entities; CSM, Inc. and subsidiaries; Precision Employee Management, LLC; and Employer Solutions Group, Inc. and related subsidiaries	Provider of outsourced human resource services

Wireless Infrastructure
Fortune Wireless, Inc.; Magtech Services, Inc.; Cornerstone Wireless Construction Services, Inc.; James Westbrook & Associates, LLC	Provider of turnkey development services for deployment of wireless networks

Transportation Infrastructure
James H. Drew Corp. and subsidiaries	Installer of fiber optic, smart highway systems, traffic signals, street signs, high mast and ornamental lighting, guardrail, wireless communications, and fabrications of structural steel

Ultraviolet Technologies
Nor-Cote International, Inc. and subsidiaries	Manufacturer of UV curable screen printing ink products

Electronics Integration
Kingston Sales Corporation; Commercial Solutions, Inc.; Telecom Technology Corp.	Distributor and installer of home and commercial electronics

The following tables report data by segment and exclude revenues from transactions with other operating segments:

	Business	Wireless	Transportation	Ultraviolet	Electronics	Holding
	Solutions (1)	Infrastructure	Infrastructure	Technologies	Integration	Company	Totals
Ten months ended June 30, 2009
Revenue	$53,482	$3,312	$12,090	$2,771	$1,251	$-	$72,906
Cost of revenue	43,317	2,458	10,747	1,596	912	-	59,030
Gross profit	10,165	854	1,343	1,175	339	-	13,876
Operating expenses
Selling, general and administrative	9,251	650	781	1,320	238	358	12,598
Depreciation and amortization	548	11	5	59	1	242	866
Total operating expenses	9,799	661	786	1,379	239	600	13,464

Segment operating income (loss)	$366	$193	$557	$(204)	$100	$(600)	$412

(1)	Gross billings of $456,813 less worksite employee payroll costs of $403,331.

	Business	Electronics	Holding
	Solutions	Integration	Company	Totals
As of June 30, 2009 (Audited)
Current Assets
Cash and equivalents	$1,472	$-	$64	$1,536
Restricted cash	3,292	-	-	3,292
Accounts receivable, net	2,619	-	3	2,622
Inventory, net	13	-	-	13
Deferred tax asset	1,250	-	-	1,250
Prepaid expenses and other current assets	1,493	-	(10)	1,483
Assets of discontinued operations, net	-	112	-	112
Total Current Assets	10,139	112	57	10,308

Other Assets
Property, plant & equipment, net	489	-	275	764
Deferred tax asset	1,250	-	-	1,250
Goodwill	12,339	-	-	12,339
Other intangible assets, net	3,263	-	-	3,263
Term note receivable-related party	-	-	2,546	2,546
Other long term assets	22	-	21	43
Total Other Assets	17,363	-	2,842	20,205

Total Assets	$27,502	$112	$2,899	$30,513

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President/Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K.  Based on the foregoing, our President/Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the President/Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based upon this assessment, we determined that our internal control over financial reporting as of June 30, 2011 was effective.

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

Item 9B. Other Information

None
PART III

Item 10. Directors and Executive Officers of the Company and Corporate Governance

Directors of the Company

The following table sets forth the name and age of each Director, indicating all positions and offices with us currently held by each Director.

Name	Principle Position and Role (Age)	Director Since

Carter M. Fortune	Treasurer, Chairman of the Board (70)	2002
David A. Berry	Independent Director, Audit Committee Member (58)	2002
Richard F. Suja	Independent Director, Audit Committee Member (56)	2011
Paul J. Hayes	Director (48)	2011

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

David A. Berry was elected to the Fortune Industries’ Board of Directors on November 1, 2002.  Mr. Berry serves as the chairman of the Company’s Audit Committee.  Mr. Berry began his professional career by starting his own underground and aerial utility construction company in 1978, which he had grown into a national company with operations from Maine to California.  He sold the company in 1984.  Mr. Berry then started OSP Engineering (OSP), an outside and inside plant telecommunications engineering company, designing telephone, cable TV and electrical systems for AT&T, Indiana Bell Telephone and Indiana Bell Communications.  Mr. Berry again grew the OSP into a regional company, with customers thought the Midwest, which he sold in 1990.  Mr. Berry was one of the founding members of Citimark Communications, a shared tenant services telephone company; he sold his interest to his partners and formed Shared Telcom Services (STS) in 1995.  Mr. Berry grew STS (via acquisition) into the third largest regional Competitive Local Exchange Carrier (CLEC) behind Ameritech and AT&T.  He then sold the company in 2000 to a large national Utility.  In addition to his vast experience in growing and managing businesses, Mr. Berry has personally been involved in the sale of multiple companies.  His financial acumen developed over years of starting, growing and selling businesses is a valuable asset to the board and the audit committee.  Mr. Berry has been retired since 2001 and is currently an independent consultant pursuing multiple business ventures.

Richard F. Suja was elected to the Fortune Industries’ Board of Directors on February 21, 2011.  Mr. Suja serves on the Company’s Audit Committee.  Mr. Suja is a Senior Advisor at Colliers International, where he specializes in industrial building, land and investment acquisitions and dispositions, build-to-suit, lease negotiations and corporate property portfolio representations.  He has over 22 years of commercial real estate experience, specializing in industrial building, land and investment acquisitions and dispositions, build-to-suits, lease negotiations, and corporate property portfolio management, and he has a strong understanding of financial statements and various investment strategies.  Mr. Suja has sold or leased over 13.2 million square feet of industrial, research and site development space, totaling more than $600 million in transaction volume.  His clientele is located throughout the United States and in Canada, and is concentrated in central Indiana.  Prior to joining Colliers International, Mr. Suja worked for Summit Realty, Cushman & Wakefield’s Global Supply Chain Solutions Group and CB Richard Ellis’ Global Logistics Group.

Paul J. Hayes was elected to the Fortune Industries’ Board of Directors on February 21, 2011.  Mr. Hayes has over 25 years experience in corporate accounting and finance, primarily in the commercial real estate, residential construction and land development industries.  Mr. Hayes is currently Chief Financial Officer of Fortune Industries II, Inc., a private entity wholly-owned by the Company’s majority shareholder, Carter M. Fortune.  Prior to his current position, he spent the last 13 years with The Estridge Companies, serving as Vice President of Finance from 2006 to 2010 and Controller from 1997 to 2006.  Mr. Hayes secured over $25 million in land and development financing and served on the company’s executive committee.  Prior to joining Estridge, Mr. Hayes held several positions, including Financial Reporting Controller, with Simon Property Group, where he worked on the company’s initial public offering in 1993 and the company’s merger with its largest competitor in 1996.  Mr. Hayes began his career with the big-8 public accounting firm Ernst & Whinney providing assurance services to a wide range of clients in many diverse industries.

Executive Officers of the Company

The executive officers of the Company are as follows:

Name	Age	Position

Tena Mayberry	48	Chief Executive Officer and President
Randy Butler	51	Chief Financial Officer

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

Based solely on its review of the copies of such forms received by it, or written representations from certain such reporting persons that no Form 5’s were required for such persons, the Company believes that, for the fiscal period ended June 30, 2011, its officers, Directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements.

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

SHAREHOLDER PROPOSALS

Any of our shareholders wishing to have a proposal considered for inclusion in our 2012 proxy solicitation materials must set forth such proposal in writing to be received at our corporate office no later than November 1, 2011. In addition, any shareholder wishing to nominate a candidate for Director or propose other business at the Annual Meeting must generally give us written notice on or before November 1, 2011, and the notice must provide certain specific information as pursuant to Rule 14a-8 of the rules promulgated under the Exchange Act must comply with the advance notice provisions and other requirements of our bylaws, which are on file with the SEC and may be obtained from our corporate office upon request. Our Board will review any shareholder proposals that are filed as required and will determine whether such proposals meet applicable criteria for inclusion in our 2012 proxy solicitation materials or consideration at the 2012 Annual Meeting. In addition, we retain discretion to vote proxies on matters of which we are not properly notified at our principal executive offices on or before the close of business on January 2, 2012, and also retain that authority under certain other circumstances. These procedures remain unchanged from those last reported in the Company’s Schedule 14A, except for the notice dates set forth above.

THE AUDIT COMMITTEE

The Company maintains an Audit Committee that is currently composed of two members, David A. Berry and Richard F. Suja, neither of whom is an officer or employee of the Company or any parent or subsidiary of the Company.  Further, neither Mr. Berry nor Mr. Suja have any other material relationship with the Company that would interfere with their exercise of independent judgment. The Board has determined that Mr. Berry and Mr. Suja are "independent" and "financially sophisticated" as such terms are defined by the NYSE Amex.

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

The Company, due to its status as a “Controlled Company’ under the regulations of the NYSE Amex, is not required to have separate nominating or compensation committees and does not have such committees. The Company’s full Board of Directors regularly meets to analyze whether the compensation for the Company’s executive officers is aligned with the Company’s objectives for executive compensation. In the event an executive officer also services as a director, that individual is excluded from discussions regarding compensation.  Currently, the Company’s only executive officers are its Chief Executive Officer and Chief Financial Officer.  P. Andy Rayl resigned as Chief Operating Officer of the Company effective April 1, 2011.

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

The base salary for the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer is determined based upon the responsibilities of the executive officer, the executive officer’s general contributions to the Company, and the skills, expertise and leadership qualities that the executive officer brings to the Company. As noted above, the base salaries for the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer are reviewed on a regular basis.

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

Chief Executive Officer Compensation

The Company’s Board of Directors considered a variety of factors when determining the compensation to be paid to the Company’s Chief Executive Officer. Ms. Mayberry was paid $200,000 in salary during the fiscal year ended June 30, 2011 pursuant to her employment contract.  The Board of Directors based Ms. Mayberry’s compensation on her record of performance for other companies and for the skills and expertise that she offered the Company. The Board of Directors also considered salaries paid to comparable executives by peer companies.

Chief Financial Officer Compensation

Randy Butler was paid $130,000 in salary during the fiscal period ended June 30, 2011 pursuant to his employment agreement.   The Board of Directors based Mr. Butler’s compensation on his record of performance for other companies and for the skills and expertise that he offered the Company. The Board of Directors also considered salaries paid to comparable executives by peer companies.

Chief Operating Officer Compensation

P. Andy Rayl was paid $99,000 in salary during the fiscal period ended June 30, 2011. The Board of Directors based Mr. Rayl’s compensation on his record of performance for other companies and for the skills and expertise that he offered the Company. The Board of Directors also considered salaries paid to comparable executives by peer companies.  Mr. Rayl resigned as Chief Operating Officer of the Company effective April 1, 2011.

Compensation for Named Executives

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company’s past three fiscal periods ended June 30, 2011, 2010 by our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.  The Company had no other executive officers during fiscal 2011.

EXECUTIVE COMPENSATION TABLE

	Fiscal Period
	Ended
	June 30, 2011,	Annual Salary	Annual Bonus	Stock		Other
Name and Principal Position	2010 and 2009	Compensation	Compensation	Awards		Compensation		Total
John F. Fisbeck, CEO (1)	2011	$-	$-	-		$-		$-
	2010	$180,000	$-	-		$-		$180,000
	2009	$300,000	$-	$50,000	(7)	$150,400	(2)	$500,400
P. Andy Rayl, COO (3)	2011	$99,000	$-	-		$-		$99,000
	2010	$105,000	$-	-		$-		$105,000
	2009	$95,000	$-	$50,000	(8)	$-		$145,000
Garth D. Allred, CFO (4)	2011	$-	$-	-		$-		$-
	2010	$-	$-	-		$-		$-
	2009	$102,974	$-	-		$-		$102,974
Tena Mayberry, CEO (5)	2011	$200,000	$25,000	$13,400	(9)	$-		$238,400
	2010	$180,000	$20,000	-		$-		$200,000
	2009	$41,538	$-	-		$-		$41,538
Randy Butler, CFO (6)	2011	$130,000	$10,000	$10,050	(10)	$-		$150,050
	2010	$130,000	$-	-		$-		$130,000
	2009	$30,000	$-	-		$-		$30,000

(1)  John Fisbeck’s term as the Company’s CEO ended on January 15, 2010, when he resigned from the Company.

(2)  Mr. Fisbeck received guarantee fees in connection with his personal guarantees for Company debt benefiting the Company.

(3)  P. Andy Rayl was employed as the Company’s COO from May 8, 2008 to April 1, 2011.

(4)  Garth Allred was employed as the Company’s CFO from September 14, 2007 to April 2, 2009.

(5)   Tena Mayberry began her term as the Company’s President on April 13, 2009 and as the Company’s CEO on January 1, 2010.

(6)  Randy Butler began his term as the Company’s Chief Financial Officer on April 2, 2009.

(7)  Represents the aggregate fair value of 200,000 shares of unrestricted common stock granted on December 11, 2008 at a price of $0.28 per share, which represents the closing price of the Company’s shares on the grant date.

(8)  Represents the aggregate fair value of 200,000 shares of unrestricted common stock granted on December 11, 2008 at a price of $0.28 per share, which represents the closing price of the Company’s shares on the grant date.

(9)  Represents the aggregate fair value of 20,000 shares of unrestricted common stock granted on April 6, 2011 at a price of $0.67 per share, which represents the closing price of the Company’s shares on the grant date.

(10)  Represents the aggregate fair value of 15,000 shares of unrestricted common stock granted on April 6, 2011 at a price of $0.67 per share, which represents the closing price of the Company’s shares on the grant date.

(11)  Represents auto allowance.

Grant of Plan Based Awards

In exchange for modifying their employment agreements and agreeing to salary reductions effective January 2009, the Company issued 200,000 shares of common stock each to the CEO and COO.

On April 6, 2011, Tena Mayberry was awarded 20,000 shares of common stock in accordance with her employment agreement.

On April 6, 2011, Randy Butler was awarded 15,000 shares of common stock in accordance with his employment agreement.

No other plan-based awards were made to the named executive officers during the fiscal period ended June 30, 2011, 2010 and 2009.

Outstanding Equity Awards

There were no outstanding equity awards for the named executive officers as of the end of the fiscal period ended June 30, 2011.

Option Exercises and Vested Stock

There were no option/SAR exercises during the fiscal period ended June 30, 2011 by any of the named executive officers and there are currently no outstanding unexercised options or SARs held by any of the named executive officers.

Pension Benefits

None of the named executive officers held any pension benefits as of the end of the fiscal period ended June 30, 2011.

Non-Qualified Deferred Compensation Plans

None of the named executive officers was the beneficiary of any non-qualified deferred compensation plan during the fiscal period ended June 30, 2011.

Compensation of Directors

The following table sets forth the compensation paid to all Directors of the Company during the fiscal period ended June 30, 2011. The table does not include compensation paid to P. Andy Rayl in his role as COO.  This compensation is set forth above in the Executive Compensation Table:

DIRECTOR COMPENSATION TABLE

	Fees Earned or	All Other
Name	paid in Cash	Compensation	Total

Carter M. Fortune	$-	$-	$-
P. Andy Rayl	$-	$-	$-
David A. Berry	$12,000	$-	$12,000
Richard F. Suja	$4,000	$-	$4,000
Paul J. Hayes	$4,000	$-	$4,000

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

Compensation Committee Interlocks and Insider Participation

There were no compensation committee interlocks or insider participation during the fiscal period ended June 30, 2011.

Compensation Committee Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis set forth above and based upon this review and discussions the Board of Directors has recommended inclusion of that Compensation Discussion and Analysis in this Annual Report on Form 10-K.

Carter M. Fortune
David A. Berry
Richard F. Suja
Paul J. Hayes

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Shares Authorized for Issuance under Equity Compensation Plans

The following information presents a summary of the Company’s equity compensation plans as of June 30, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity Compensation Plan Approved by Shareholders (1)	874,283	$0.00	125,717
Total	874,283	$0.00	125,717

(1)	Includes the 2006 Equity Incentive Plan

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of June 30, 2011 with respect to the only persons or groups known to the Company who may be deemed to beneficially own more than five percent of the Company’s voting securities (i.e. Common Stock).

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Common Stock	Carter M. Fortune 6402 Corporate Drive Indianapolis, IN 46278	7,344,687	(2)	60%

(1)
As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after June 30, 2011. "Beneficial ownership" also includes that ownership of shares that may be imputed to any control group of the Company.

(2)
As the sole member of 14 West, LLC, Carter M. Fortune has sole voting and dispositive power over 1,259,834 (10%) shares of the Company’s Common Stock held by that entity, therefore 1,259,834 shares are included within the beneficial holdings of Mr. Fortune in the above table.

Security Ownership of Management

The following table sets forth information as of June 30, 2011 with respect to (i) each current Director, (ii) all individuals currently serving as the Company’s executive officers (as defined in Item 402(a)(3) of Regulation S-K) as of the above date, and (iii) all current Directors and all such executive officers as a group. Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities. An asterisk (*) indicates beneficial ownership of less than one percent.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Common Stock	Carter M. Fortune 6402 Corporate Drive Indianapolis, IN 46278	7,344,687	(2)	60%

Common Stock	David A. Berry 6402 Corporate Drive Indianapolis, IN 46278	10,000		*

Common Stock	P. Andy Rayl 6402 Corporate Drive Indianapolis, IN 46278	173,295		1%

Common Stock	Tena Mayberry 6402 Corporate Drive Indianapolis, IN 46278	40,000		*

Common Stock	Randy Butler 6402 Corporate Drive Indianapolis, IN 46278	25,000		*

Common Stock	P. Andy Rayl 6402 Corporate Drive Indianapolis, IN 46278	173,295		1%

Common Stock	All current executive officers and Directors as a group	7,592,982		62%

(1)
As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after June 30, 2011.

(2)
As the sole member of 14 West, LLC, Carter M. Fortune has sole voting and dispositive power over 1,259,834 (10%) shares of the Company’s Common Stock held by that entity, therefore 1,259,834 shares are included within the beneficial holdings of Mr. Fortune in the above table.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company holds various operating leases for the rental of properties with Fisbeck-Fortune Development, LLC, a Company owned by its majority shareholder, the Chairman of the Board. The Company pays certain expenses including taxes, assessments, maintenance and repairs under terms of the leases. Rent expense of $90 was recognized in fiscal period 2011 under these agreements.

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

Effective December 31, 2010, the Company revised its estimate regarding the collectability of the term note receivable.  Based on this change in estimate, the Company reclassified the note receivable as a reduction to its outstanding preferred stock as prescribed by a Security Agreement between the Company and the related party.  Under terms of this Security Agreement and in the event of default of the term note receivable, the Company obtains the right to equal value of the preferred stock as defined including but not limited to title, interest and dividends.  As of June 30, 2011 and the date of this filing, the Company has no intention to convert the note receivable in the foreseeable future.

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

Item 14. Principal Accountant Fees and Services.

Our financial statements for the fiscal period ended June 30, 2011 were certified by Somerset CPA’s, P.C. (“Somerset”).  The following table sets forth the aggregate fees billed to the Company by Somerset:

	Fiscal 2011	Fiscal 2010

Audit Fees	$295,000	$285,000
Audit Related Fees	100,000	105,000
Tax Fees	225,000	260,000
All Other Fees	-	-
	$620,000	$650,000

Audit Fees: The aggregate fees billed in each of the fiscal periods ended June 30, 2011 and 2010 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. These fees also include five statutory audits for certain wholly owned subsidiaries of the Company.

Audit Related Fees: The aggregate fees billed in each of the fiscal periods ended June 30, 2011 and 2010 for professional services rendered by the principal accountant for audit related fees including, primarily, consultations on various accounting and reporting matters.

Tax Fees: The aggregate fees billed in each of the fiscal periods ended June 30, 2011 and 2010 for professional services rendered by the principal accountant for tax compliance Federal and State advice.

All Other Fees: For the fiscal periods ended June 30, 2011 and 2010, the Company was not billed any additional fees for services by Somerset other than the services covered under the captions "Audit Fees", "Audit Related Fees" and "Tax Fees" above.

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

POLICIES RELATED TO PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has pre-approval policies and procedures, pursuant to which the Audit Committee approves the audit and permissible non-audit services provided by Somerset. The Audit Committee’s pre-approval policy is as follows: consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee, some such services require specific approvals, whereas other services are granted general pre-approval. All requests or applications for services to be provided by the independent registered public accounting firm that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer and must include a detailed description of the services to be rendered. The Chief Financial Officer will determine whether such services are included within the list of services that have received the general pre-approval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor. Requests or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the Securities and Exchange Commission‘s (“SEC’s”) rules on auditor independence. The Chief Financial Officer will immediately report any breach of this policy that comes to the attention of the Chief Financial Officer or any member of management to the chairman of the Audit Committee. Pursuant to these procedures, the Audit Committee approved the foregoing audit and permissible non-audit services provided by Somerset in fiscal 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following financial statements, schedules and exhibits are filed as part of this Report:

(1)	Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 24 of this Report.

(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3)	List of Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Share Exchange entered into April 13, 2007 (1)

3.1	Second Amended and Restated Articles of Incorporation (2)

3.2	Second Amended and Restated Code of Bylaws (3)

10.1	Term Loan Note (4)

21.1	List of subsidiaries (5)

23.1	Consent of Independent Registered Public Accounting Firm (5)

31.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Tena Mayberry. (5)

31.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randy Butler. (5)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Tena Mayberry. (5)

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randy Butler. (5)

Notes to Exhibits:

1.	This exhibit is incorporated by reference from the Company’s Current Report on Form 8-K, dated April 19, 2007.

2.	This exhibit is incorporated by reference from the Company’s Annual Report on Form 10-K, dated September 28, 2009.

3.	This exhibit is incorporated by reference from the Company’s Current Report on Form 8-K, dated December 27, 2006.

4.	This exhibit is incorporated by reference from the Company’s Current Report on Form 8-K, dated June 5, 2008.

5.	Attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE INDUSTRIES, INC.

Date: September 28, 2011	By:	/s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date: September 28, 2011	By:	/s/ Randy Butler
Randy Butler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2011		/s/ Carter M. Fortune
Carter M. Fortune, Chairman of the Board

Date: September 28, 2011		/s/ David A. Berry
David A. Berry, Director

Date: September 28, 2011		/s/ Richard F. Suja
Richard F. Suja, Director

Date: September 28, 2011		/s/ Paul J. Hayes
Paul J. Hayes, Director