Form 10-Q
period 2011-09-30
FORTUNE INDUSTRIES, INC.
filed 2011-11-15
CIK 851249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐ No ☒

As of October 19, 2011, 12,270,790 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.
FORM 10-Q
For The Quarterly Period Ended September 30, 2011

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	September 30	June 30,
	2011	2011
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$5,321	$6,036
Restricted cash (Note 1)	2,394	2,394
Accounts receivable, net of allowance for doubtful accounts of $4 and $0	2,807	2,639
Deferred tax asset	1,500	1,500
Prepaid expenses and other current assets	663	866
Total Current Assets	12,685	13,435

OTHER ASSETS
Property, plant & equipment, net of accumulated depreciation of $1,743 and $1,716	219	245
Deferred tax asset	1,250	1,250
Goodwill	12,380	12,339
Other intangible assets, net of accumulated amortization of $2,304 and $2,202	2,349	2,450
Other long-term assets	78	78
Total Other Assets	16,276	16,362

TOTAL ASSETS	$28,961	$29,797

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS)

	September 30,	June 30,
	2011	2011
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt and current maturities of long-term debt (Note 2)	$292	$417
Accounts payable	808	497
Health and workers' compensation reserves	1,390	945
Customer deposits	72	2,511
Accrued expenses	6,975	6,394
Other current liabilities	40	40
Total Current Liabilities	9,577	10,804

LONG-TERM LIABILITIES
Health and workers' compensation reserves	580	580
Total Long-Term Liabilities	580	580

Total Liabilities	10,157	11,384

SHAREHOLDERS' EQUITY (NOTE 5)
Common stock, $0.10 par value; 150,000,000 authorized; 12,270,790 and 12,270,790 issued and outstanding at September 30, 2011 and June 30, 2011, respectively	1,224	1,224
Series C Preferred stock, $0.10 par value; 1,000,000 authorized; 296,180 issued and outstanding at September 30, 2011 and June 30, 2011, respectively	27,133	27,133
Treasury stock, at cost, 214,444 and 214,444 shares at September 30, 2011 and June 30, 2011, respectively	(809)	(809)
Additional paid-in capital and warrants outstanding	20,376	20,376
Accumulated deficit	(29,120)	(29,511)
Total Shareholders' Equity	18,804	18,413

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,961	$29,797

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Month Period Ended

	September 30,	September 30,
	2011	2010

REVENUES	$15,795	$15,571

DIRECT COSTS	12,544	12,373

GROSS PROFIT	3,251	3,198

OPERATING EXPENSES
Selling, general and administrative expenses	2,363	2,553
Depreciation and amortization	133	174
Total Operating Expenses	2,496	2,727

OPERATING INCOME	755	471

OTHER INCOME (EXPENSE)
Interest income	11	28
Interest expense	(5)	(10)
Other income	3	3
Total Other Income (Expense)	9	21

INCOME BEFORE PROVISION FOR INCOME TAXES	764	492

Provision for income tax expense	34	35

NET INCOME FROM CONTINUING OPERATIONS	730	457

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(7)

NET INCOME	730	450

Preferred stock dividends	339	148

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$391	$302

Basic Income Per Common Share-Continuing Operations	$0.03	$0.02
Basic Loss Per Common Share-Discontinued Operations	-	-
BASIC INCOME PER COMMON SHARE	$0.03	$0.02

Basic Weighted Average Shares Outstanding	12,270,790	12,231,543

Diluted Income Per Common Share-Continuing Operations	$0.03	$0.02
Diluted Loss Per Common Share-Discontinued Operations	-	-
DILUTED INCOME PER COMMON SHARE	$0.03	$0.02

Diluted Weighted Average Shares Outstanding	14,634,740	14,754,108

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

				Additional
				Paid-in Capital		Total
	Common	Perferred	Treasury	and Warrants	Accumulated	Shareholders'
	Stock	Stock	Stock	Outstanding	Deficit	Equity

BALANCE AT JUNE 30, 2011 (Audited)	$1,224	$27,133	$(809)	$20,376	$(29,511)	$18,413

Net income	-	-	-	-	730	730
Preferred stock dividends	-	-	-	-	(339)	(339)

BALANCE AT SEPTEMBER 30, 2011 (Unaudited)	$1,224	$27,133	$(809)	$20,376	$(29,120)	$18,804

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	September 30,	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$730	$450
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	129	174
Provision for losses on accounts receivable	-	(20)
Stock based compensation	-	4
Changes in certain operating assets and liabilities:
Restricted cash	-	303
Accounts receivable	(168)	(205)
Prepaid assets and other current assets	202	140
Assets of discontinued operations	-	8
Other long-term assets	(41)	(27)
Accounts payable	311	77
Health and workers' compensation reserves	444	64
Customer deposits	(2,439)	3,247
Accrued expenses and other current liabilities	581	(950)
Net Cash Provided by (used in) Operating Activities	(251)	3,265

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(24)
Net Cash Used in Investing Activities	-	(24)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(125)	(132)
Dividends paid on preferred stock	(339)	(99)
Net Cash Used in Financing Activities	(464)	(231)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(715)	3,010

CASH AND EQUIVALENTS
Beginning of Period	6,036	2,324

End of Period	$5,321	$5,334

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	September 30,	September 30,
	2011	2010
SUPPLEMENTAL DISCLOSURES
Interest paid	$5	$10

Income taxes paid	$34	$35

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,
EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2011 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”).  The consolidated balance sheet at June 30, 2011 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The Company’s consolidated balance sheet at September 30, 2011, and the consolidated statements of operations, cash flows and shareholders’ equity for the period ended September 30, 2011 have been prepared by the Company without audit.  These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The Company has evaluated subsequent events through the time these financial statements in the Form 10-Q report were filed with the Securities and Exchange Commission.  The operating results for the three month period ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

The Company bills its clients under Professional Services Agreements as licensed PEOs.  The billing includes amounts for the client’s gross wages, payroll taxes, employee benefits, workers’ compensation insurance and an administration fee.  The administration fee charged by the Company in this segment is typically a percentage of the gross payroll and is sufficient to allow the Company in this segment to provide payroll administration services, human resources consulting services, worksite safety training, and employment regulatory compliance for no additional fees.

The component of the administration fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the delivery method of such payments.  The component of the administration fee related to health, workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience.  Charges by the Company in this segment are invoiced along with each periodic payroll delivered to the client.

Through the co-employment contractual relationship, the Company become the employer and, as such, all payroll-related taxes are filed on these Company's federal, state, and local tax identification numbers.  The clients are not required to file any payroll related taxes on their own behalf.  The calculations of amounts the Company owes and pays the various government and employment insurance vendors are based on the experience levels and activity of the Company in this segment.

Restricted Cash: Restricted cash includes certificates of deposits for letters of credit issued to collateralize the Company's obligations under its various workers’ compensation program and certain general insurance coverage.  At September 30, 2011, the Company had $2,394 in total restricted cash.  Of this amount, $2,124 is restricted for various workers’ compensation programs in accordance with terms of insurance carrier agreements, and the remainder is restricted for certain standby letters of credit in accordance with various state regulations.

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

The Company has elected to perform the annual impairment assessment of recorded goodwill and other indefinite-lived intangible assets as of the end of fiscal first quarter. Management has assessed qualitative factors, to determine whether it is necessary to perform the two-step quantitative impairment test, and determined it is more likely than not that it’s fair value exceeds the carrying amount.

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

NOTE 2 - DEBT ARRANGEMENTS

Term Note

In May, 2010, the Company entered into a $1.0 million term note with a bank. The term loan matures on April 30, 2012 and bears interest at the fixed rate of 4.5%. The note is amortized equally over a 24 month period and therefore requires monthly principal payments of $42. The note is collateralized by substantially all the assets of the Company and is personally guaranteed by the Company’s chairman and majority shareholder. The loan requires the Company to maintain a minimum cash flow coverage ratio of 1.2 to 1.0 and a minimum current ratio of 1.0 at June 30, 2011 escalating to 1.15 and 1.20 at December 31, 2010 and June 30, 2011.

NOTE 3– EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock.  During the three month period ended September 30, 2011, no restricted share units were issued under this plan.

NOTE 4- SHAREHOLDERS’ EQUITY

Common Stock

The Company did not issue any shares of common stock during the three month period ended September 30, 2011.

Preferred Stock

On September 25, 2009, the Company reached an agreement with the Chairman to amend the dividend rates on the Series C Preferred Stock with an effective date of July 1, 2009.  From the effective date forward the Series C Preferred Stock will bear an annual dividend of $2 per share in the years ending June 30, 2010 and 2011, $5 per share in the year ending June 30, 2012, $6 per share in the year ending June 30, 2013 and $7 per share thereafter.  All other items of the Series C Preferred Shares remained unchanged.  Dividends of $339 and $148 were accrued and/or paid for the three months ended September 30, 2011 and September 30, 2010, respectively.

Effective December 31, 2010, the Company revised its estimate regarding the collectability of its $2,500,000 term note receivable with a related party.  Based on this change in estimate, the Company reclassified the note receivable as a reduction to its outstanding preferred stock as prescribed by a Security Agreement between the Company and the related party.  Under terms of this Security Agreement and in the event of default of the term note receivable, the Company obtains the right to equal value of the preferred stock as defined including but not limited to title, interest and dividends.  As of September 30, 2011 and the date of this filing, the Company has no intention to convert the note receivable in the foreseeable future.

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

Actual events and results involve risks and uncertainties and may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors.  Factors that might cause or contribute to such differences, include, but are not limited to, the risks and uncertainties that are discussed under the heading “Risk Factors” disclosed within Form 10-K for the year ended June 30, 2011.  Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission.

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

Until November 30, 2008, we classified our businesses under five operating segments:  Business Solutions; Wireless Infrastructure; Transportation Infrastructure; Ultraviolet Technologies; and Electronics Integration.  Effective November 30, 2008, we approved the sale of all of our remaining operating subsidiaries within four of our five segments (Wireless Infrastructure, Transportation Infrastructure, Ultraviolet Infrastructure, and Electronics Integration).  Consequently, as of the effective date of the transaction, our Business Solutions segment is the Company’s remaining operating segment.  The sales transaction, combined with other significant events disclosed in the Company’s Form 10-K for the year ended June 30, 2011, changed the focus of our Company in fiscal 2009 and thereafter.  This operational change in our Company impacts our comparability of our financial information compared to historical data presented in past filings.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies, which are in compliance with accounting principles generally accepted in the United States, require application of methodologies, estimates and judgments that have a significant impact on the results reported in the Company’s financial statements.  Those policies that, in the belief of management, are critical and require the use of complex judgment in their application, are disclosed on the Company’s Form 10-K for the year ended June 30, 2011.  Since June 30, 2011, there have been no material changes to the Company’s critical accounting policies.

New Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”.  The objective of this ASU is to simplify how an entity tests goodwill for impairment.  The new guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The Company adopted this amendment on September 15, 2011, and does not anticipate a material effect on its financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan”.  This ASU requires that employers provide additional separate disclosures for multiemployer pension plans and other multiemployer postretirement benefit plans.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years ending after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012.  Early adoption is permitted.  The Company does not anticipate that adoption of this amendment will have a material effect on its financial position results of operations or cash flows.
Other new pronouncements issued but not effective until after September 30, 2011, are not expected to have a significant effect on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS:  COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

Executive Overview of Financial Results

Gross billings for the three month periods ended September 30, 2011 and September 30, 2010 were $134,854 million and $132,129 million, respectively.

Results of operations for the three month periods ended September 30, 2011 and September 30, 2010 are as follows:

	Revenue for the Three Months Ended		Operating income for the Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Business Solutions	$15,795	$15,571	$755	$471
Holding Company	-	-	-	-
Segment Totals	$15,795	$15,571	$755	$471

Net Income Available to Common Shareholders			$391	$302

Net income available to common stock shareholders was $0.391 million or $0.03 per diluted share on revenue of $15.8 million for the three month period ended September 30, 2011 compared with net income available to common stock shareholders of $.302 million or $.02 per diluted share on revenue of $15.6 million for the three month period ended September 30, 2010.  This represents a $.2 million or 1.3% increase in revenue and a $0.069 million increase in net income.

The increase in revenue for the three month period ended September 30, 2011 is primarily due to an increase in worksite employees of 11%.

The increase in net income available to common shareholders for the three month period ended September 30, 2011 is due to a slight increase in gross margin, $.053 million or 1.7%, as well as a significant decrease in operating expenses of $.231 million or 8.5% which was partially offset by the increase in preferred stock dividends of $.191 million or 135.5%.

Results are described in further detail as follows:

Operating results for three month period ended September 30, 2011 and September 30, 2010 are as follows:

	Three Month Period Ended
	September 30, 2011		September 30, 2010
	(Dollars in thousands)
Revenues	$15,795	100%	$15,571	100%
Cost of revenues	12,544	79.4%	12,373	79.5%
Gross profit	3,251	20.6%	3,198	20.5%

Operating expenses
Selling, general and administrative	2,363	15.0%	2,553	16.4%
Depreciation and amortization	133	0.8%	174	1.1%
Total operating expenses	2,496	15.8%	2,727	17.5%

Segment operating income	$755	4.8%	$471	3.0%

Revenue

Revenue for the three month period ended September 30, 2011 was $15.8 million, compared to $15.6 million for the three month period ended September 30, 2010, an increase of $.2 million or 1.3%.  Revenue increased primarily due to an increase in worksite employees of 11%.

Gross Profit

Gross profit for the three month period ended September 30, 2011 was $3.3 million, representing 20.6% of revenue, compared to $3.2 million, representing 20.5% of revenue for the three month period ended September 30, 2010, an increase of $.053 million or 1.7%.  Gross profit increased due to an increase in fees and premiums associated with an increase in worksite employees.

Operating Income

Operating income for the three month period ended September 30, 2011 was $0.755 million, compared to operating income of $0.471 million for the three month period ended September 30, 2010, an increase of $0.284 million or 60.3% due to the slight increase in gross profit and the decrease in operating expenses of $.231 million.

Interest Expense

Interest expense was $0.005 million for the three month period ended September 30, 2011, compared to $0.010 million for the three month period ended September 30, 2010, a decrease of $0.005 million or 50% due to the continuing amortization of the remaining term note.

Income Taxes

Income tax expense was $0.034 and $0.035 million for the three months ended September 30, 2011 and 2010, respectively. A valuation allowance is necessary to reduce the deferred tax assets if the Company had a federal tax operating loss, and based on the weight of the evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a $5.9 million valuation allowance at September 30, 2011 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents and proceeds from debt borrowings.  We had cash and equivalents of $5.3 million at September 30, 2011 and $6.0 million at June 30, 2011.  The decrease in cash and equivalents is primarily due to a net decrease in customer prepayments.

We had working capital of $3.1 million at September 30, 2011 compared with $2.6 million at June 30, 2011.  The increase in working capital was a direct result of an additional quarter of profitability and positive EBITDA. Current assets are primarily comprised of cash and equivalents, and net accounts receivable. Current liabilities are primarily comprised of accounts payable, workers compensation reserves and accrued expenses.

The Company is required to collateralize its obligations under its workers’ compensation and certain general insurance coverage. The Company uses its cash and cash equivalents to collateralize these obligations. Restricted cash was approximately $2.4 million and $2.4 million at September 30, 2011 and June 30, 2011, respectively.

Total debt at September 30, 2011 and June 30, 2011 was $.29 and $0.42 million, respectively.

Cash Flows

Cash flows provided by (used in) operations for the three month period ended September 30, 2011 and September 30, 2010 were ($.251) million and $3.27 million, respectively.  The decrease was due to a reduction in the amount of customer prepayments received due to the timing of the last day of the month.

There were no cash flows used in investing activities for the three month period ended September 30, 2011 compared to $0.024 million for the three month period ended September 30, 2010.  The increase was primarily due to the increase in preferred stock dividends paid of $0.240 million.

Cash flows used in financing activities was $0.464 million for the three month period ended September 30, 2011 compared to ($.231) million for the three month period ended September 30, 2010.  The increase was primarily due to the increase in preferred stock dividends paid of $.240 million.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes to the Company’s contractual obligations from those disclosed in the Form 10-K for the year ended June 30, 2011 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OFF BALANCE SHEET ARRANGEMENTS

As is common in the industry we operate in, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with guarantees and letter of credit obligations.

Guarantees

Significant portions of our debt and letters of credit are personally guaranteed by the Company’s Chairman.  Future changes to these guarantees would affect financing capacity of the Company.

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under workers’ compensation contracts and to guarantee performance under our contracts.  Such letters of credit are generally issued by a bank or similar financial institution.  The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions.  If this situation were to occur, we would be required to reimburse the issuer of the letter of credit.  Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement.  We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.  As of September 30, 2011, we had approximately $2.4 million in restricted cash primarily to secure obligations under our PEO contracts.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended June 30, 2011.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President/Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the foregoing, our President/Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the President/Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based upon this assessment, we determined that our internal control over financial reporting as of September 30, 2011 was effective.

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

Item 1A. Risk Factors

Other than the following additional risk factor below, there have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on Form 10-K for the year ended June 30, 2011.

Our primary shareholder’s 296,180 shares of preferred stock and 7,344,687 effectively owned and controlled shares of common stock are held as collateral by a commercial bank for certain personal debt obligations of our majority shareholder. Future default on these obligations by our majority shareholder could have a material adverse affect on the Company’s (a) operations, (b) capital structure and (c) corporate governance.  In addition any other future event that may cause a disruption in our primary shareholder’s ownership of his preferred stock and common stock, could also have a material adverse affect on the Company’s (a) operations, (b) capital structure and (c) corporate governance.

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

Fortune Industries, Inc.
(Registrant)

Date: November 11, 2011	By: /s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date: November 11, 2011	By: /s/ Randy E. Butler
Randy E. Butler,
Chief Financial Officer