Form 10-Q
period 2011-12-31
FORTUNE INDUSTRIES, INC.
filed 2012-02-13
CIK 851249

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes ☐ No ☒

As of February 13, 2012, 12,270,790 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.

FORM 10-Q

For The Quarterly Period Ended December 31, 2011

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	December 31,	June 30,
	2011	2011

ASSETS
CURRENT ASSETS
Cash and equivalents	$6,153	$6,036
Restricted cash (Note 1)	2,395	2,394
Accounts receivable, net of allowance for doubtful accounts of $29 and $0	3,313	2,639
Deferred tax asset	1,500	1,500
Prepaid expenses and other current assets	528	866
Total Current Assets	13,889	13,435

OTHER ASSETS
Property, plant & equipment, net of accumulated depreciation of $1,757 and $1,716	188	245
Deferred tax asset	1,250	1,250
Goodwill	12,379	12,339
Other intangible assets, net of accumulated amortization of $2,405 and $2,203	2,247	2,450
Other long-term assets	72	78
Total Other Assets	16,136	16,362

TOTAL ASSETS	$30,025	$29,797

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(DOLLARS IN THOUSANDS)

	December 31,	June 30,
	2011	2011

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (Note 2)	$167	$417
Accounts payable	685	497
Workers' compensation reserves	1,180	945
Customer deposits	85	2,511
Accrued expenses	8,406	6,394
Other current liabilities	40	40
Total Current Liabilities	10,563	10,804

LONG-TERM LIABILITIES
Workers' compensation reserves	580	580

Total Liabilities	11,143	11,384

SHAREHOLDERS' EQUITY (NOTE 5)
Common stock, $0.10 par value; 150,000,000 authorized; 12,270,790 issued and outstanding at December 31, 2011 and June 30, 2011	1,224	1,224
Series C Preferred stock, $0.10 par value; 1,000,000 authorized; 296,180 issued and outstanding at December 31, 2011 and June 30, 2011	27,133	27,133
Treasury Stock, at cost, 214,444 shares at Decemer 31, 2011 and June 30, 2011	(809)	(809)
Additional paid-in capital and warrants outstanding	20,376	20,376
Accumulated deficit	(29,042)	(29,511)
Total Shareholders' Equity	18,882	18,413

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$30,025	$29,797

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ending		Six Months Ending
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
REVENUES	$14,836	$15,860	$30,631	$31,431

COST OF REVENUES	11,726	12,716	24,272	25,089

GROSS PROFIT	3,110	3,144	6,359	6,342

OPERATING EXPENSES
Selling, general and administrative expenses	2,553	2,615	4,916	5,168
Depreciation and amortization	133	167	267	341
Total Operating Expenses	2,686	2,782	5,183	5,509

OPERATING INCOME	424	362	1,176	833

OTHER INCOME (EXPENSE)
Interest income	6	33	17	61
Interest expense	(3)	(17)	(7)	(27)
Other income	(4)	-	-	3
Total Other Income (Expense)	(1)	16	10	37

INCOME BEFORE PROVISION FOR INCOME TAXES	423	378	1,186	870

Provision for income taxes	6	2	39	37

NET INCOME FROM CONTINUING OPERATIONS	417	376	1,147	833

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(2)	-	(9)

NET INCOME	417	374	1,147	824

Preferred stock dividends	339	148	678	296

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$78	$226	$469	$528

Basic Income Per Common Share-Continuing Operations	$0.01	$0.02	$0.04	$0.04
Basic Loss Per Common Share-Discontinued Operations	-	-	-	-
BASIC INCOME PER COMMON SHARE	$0.01	$0.02	$0.04	$0.04

Basic Weighted Average Shares Outstanding	12,270,790	12,235,790	12,270,790	12,228,997

Diluted Income Per Common Share-Continuing Operations	$0.01	$0.02	$0.03	$0.04
Diluted Loss Per Common Share-Discontinued Operations	-	-	-	-
DILUTED INCOME PER COMMON SHARE	$0.01	$0.02	$0.03	$0.04

Diluted Weighted Average Shares Outstanding	14,593,290	14,752,603	14,593,290	14,744,310

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)

				Additional
				Paid-in Capital		Total
	Common	Preferred	Treasury	and Warrants	Accumulated	Shareholders'
	Stock	Stock	Stock	Outstanding	Deficit	Equity

BALANCE AT JUNE 30, 2011 (Audited)	$1,224	$27,133	$(809)	$20,376	$(29,511)	$18,413

Net income	-	-	-	-	1,147	1,147
Preferred stock dividends	-	-	-	-	(678)	(678)

BALANCE AT DECEMBER 31, 2011 (Unaudited)	$1,224	$27,133	$(809)	$20,376	$(29,042)	$18,882

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Six Months Ended
	December 31,	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,147	$824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267	341
Provision for losses on accounts receivable	29	(20)
Stock based compensation	-	6
Changes in certain operating assets and liabilities:
Restricted cash	(1)	368
Accounts receivable	(703)	(915)
Prepaid assets and other current assets	338	90
Assets of discontinued operations	-	8
Other long-term assets	(34)	43
Accounts payable	188	(281)
Workers' compensation reserves	235	262
Customer deposits	(2,426)	214
Accrued expenses and other current liabilities	2,012	352
Net Cash Provided by Operating Activities	1,052	1,292

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7)	(50)
Proceeds from sale of assets	-	55
Net Cash Provided By (Used in) Investing Activities	(7)	5

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(250)	(261)
Repurchase of common stock for treasury	-	(248)
Dividends paid on preferred stock	(678)	(296)
Net Cash Used in Financing Activities	(928)	(805)

NET INCREASE IN CASH AND EQUIVALENTS	117	492

CASH AND EQUIVALENTS
Beginning of Period	6,036	2,324

End of Period	6,153	2,816

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

6

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Six Months Ended
	December 31,	December 31,
	2011	2010
SUPPLEMENTAL DISCLOSURES
Interest paid	$8	$28

Income taxes paid	$40	$37

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,

EXCEPT PER SHARE DATA)

(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2011 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”). The consolidated balance sheet at June 30, 2011 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company’s consolidated balance sheet at December 31, 2011, and the consolidated statements of operations, cash flows and shareholders’ equity for the period ended December 31, 2011 have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The Company has evaluated subsequent events through the time these financial statements in the Form 10-Q report were filed with the Securities and Exchange Commission. The operating results for the six month period ended December 31, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

The Company bills its clients under Professional Services Agreements as licensed PEOs.  The billing includes amounts for the client’s gross wages, payroll taxes, employee benefits, workers’ compensation insurance and an administration fee.  The administration fee charged by the Company is typically a percentage of the gross payroll and is sufficient to allow the Company to provide payroll administration services, human resources consulting services, worksite safety training, and employment regulatory compliance for no additional fees.

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

Through the co-employment contractual relationship, the Company becomes the employer and, as such, all payroll-related taxes are filed on these Company’s federal, state, and local tax identification numbers.  The clients are not required to file any payroll related taxes on their own behalf.  The calculations of amounts the Company owes and pays the various government and employment insurance vendors are based on the experience levels and activity of the Company in this segment.

Restricted Cash: Restricted cash includes certificates of deposits for letters of credit issued to collateralize the Company’s obligations under its various workers’ compensation programs and certain general insurance coverage. At December 31, 2011, the Company had $2,395 in total restricted cash. Of this amount, $2,125 is restricted for its various workers’ compensation programs in accordance with terms of insurance carrier agreements, and the remainder is restricted for certain standby letters of credit in accordance with various state regulations.

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

The Company has elected to perform the annual impairment assessment of recorded goodwill and other indefinite-lived intangible assets as of the end of fiscal first quarter. Management has assessed qualitative factors, to determine whether it is necessary to perform the two-step quantitative impairment test, and determined it is more likely than not that its fair value exceeds the carrying amount.

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

NOTE 3– EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock. During the six month period ended December 31, 2011, no restricted share units were issued under this plan.

NOTE 4- SHAREHOLDERS’ EQUITY

Common Stock

The Company did not issue any shares of common stock during the six month period ended December 31, 2011.

Preferred Stock

On September 25, 2009, the Company reached an agreement with the Chairman to amend the dividend rates on the Series C Preferred Stock with an effective date of July 1, 2009. From the effective date forward the Series C Preferred Stock will bear an annual dividend of $2 per share in the years ending June 30, 2010 and 2011, $5 per share in the year ending June 30, 2012, $6 per share in the year ending June 30, 2013 and $7 per share thereafter. All other items of the Series C Preferred Shares remained unchanged. Dividends of $678 and $296 were accrued and/or paid for the six months ended December 31, 2011 and December 31, 2010, respectively.

Effective December 31, 2010, the Company revised its estimate regarding the collectability of its $2,500,000 term note receivable with a related party. Based on this change in estimate, the Company reclassified the note receivable as a reduction to its outstanding preferred stock as prescribed by a Security Agreement between the Company and the related party. Under terms of this Security Agreement and in the event of default of the term note receivable, the Company obtains the right to equal value of the preferred stock as defined including but not limited to title, interest and dividends. As of December 31, 2011 and the date of this filing, the Company has no intention to convert the note receivable in the foreseeable future.

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

Other new pronouncements issued but not effective until after December 31, 2011, are not expected to have a significant effect on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS: COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

Executive Overview of Financial Results

Gross billings for the three month periods ended December 31, 2011 and December 31, 2010 were $137,171 million and $149,377 million, respectively.

Results of operations for the three and six month periods ended December 31, 2011 and December 31, 2010 are as follows:

	Revenue for the		Operating income for the
	Three Months Ended		Three Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
	(Dollars in thousands)
Business Solutions	$14,836	$15,860	$424	$362
Holding Company	-	-	-	-
Segment Totals	$14,836	$15,860	$424	$362

Net Income Available to Common Shareholders			$78	$226

	Revenue for the		Operating income for the
	Six Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
	(Dollars in thousands)
Business Solutions	$30,631	$31,431	$1,176	$833
Holding Company	-	-	-	-
Segment Totals	$30,631	$31,431	$1,176	$833

Net Income Available to Common Shareholders			$469	$528

Net income available to common stock shareholders was $0.08 million or $0.01 per diluted share on revenue of $14.8 million for the three month period ended December 31, 2011 compared with net income available to common stock shareholders of $0.23 million or $0.02 per diluted share on revenue of $15.9 million for the three month period ended December 31, 2010. This represents a $1.0 million or 6.3% decrease in revenue and a $0.15 million or 65.2% decrease in net income.

Net income available to common stock shareholders was $0.47 million or $0.04 per diluted share on revenue of $30.6 million for the six month period ended December 31, 2011 compared with net income available to common stock shareholders of $0.53 million or $0.04 per diluted share on revenue of $31.4 million for the six month period ended December 31, 2010. This represents a $0.8 million decrease or 2.5% in revenue and a $0.06 million decrease or 11.2% in net income.

The decrease in revenue for the three month period ended December 31, 2011 is primarily due to the loss of a major client at CSM effective December 31, 2010. Even though the total consolidated worksite employee count has remained flat, this client generated a higher pro rata share of billings than our average client mix.

The decrease in net income available to common shareholders for the three month period ended December 31, 2011 is due to an increase in preferred stock dividends of $0.191 million or 129%.

The decrease in revenue for the six month period ended December 31, 2011 is primarily due to the loss of a major client at CSM effective December 31, 2010. Even though total consolidated worksite employee count has remained flat, this client generated a higher pro rata share of billings than our average client mix.

The decrease in net income available to common shareholders for the six month period ended December 31, 2011 is due to an increase in preferred stock dividends of $0.38 million which was partially offset by a decrease in operating expenses of $0.33 million.

Results are described in further detail as follows:

Operating results for three and six month periods ended December 31, 2011 and December 31, 2010 are as follows:

	Three-Month Period Ended				Six-Month Period Ended
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$14,836	100%	$15,860	100%	$30,631	100%	$31,431	100%
Cost of revenues	11,726	79.0%	12,716	80.2%	24,272	79.2%	25,089	79.8%
Gross profit	3,110	21.0%	3,144	19.8%	6,359	20.8%	6,342	20.2%

Operating expenses
Selling, general and administrative	2,553	17.2%	2,615	16.5%	4,916	16.0%	5,168	16.4%
Depreciation and amortization	133	0.9%	167	1.1%	267	0.9%	341	1.1%
Total operating expenses	2,686	18.1%	2,782	17.5%	5,183	16.9%	5,509	17.5%

Segment operating income	$424	2.9%	$362	2.3%	$1,176	3.8%	$833	2.7%

Revenue

Revenue for the three month period ended December 31, 2011 was $14.8 million, compared to $15.8 million for the three month period ended December 31, 2010, a decrease of $1.0 million or 6.3%. Revenue decreased primarily due to the loss of a major client at CSM effective December 31, 2010. Even though total consolidated worksite employee count has remained flat, this client generated a higher pro rata share of billings than our average client mix. ESG reported an increase in worksite employees and revenue which was offset by a decrease in worksite employees, benefit and state unemployment tax revenue at PSM.

Revenue for the six month period ended December 31, 2011 was $30.6 million, compared to $31.4 million for the six month period ended December 31, 2010, a decrease of $0.8 million or 2.5%. Revenue decreased primarily due to the loss of a major client at CSM effective December 31, 2010. Even though total consolidated worksite employee count has remained flat, this client generated a higher pro rata share of billings than our average client mix. ESG reported an increase in worksite employees and revenue, which was offset by a decrease in worksite employees, benefit and state unemployment tax revenue at PSM.

Gross Profit

Gross profit for the three month period ended December 31, 2011 was $3.1 million, representing 21.0% of revenue, compared to $3.1 million, representing 19.8% of revenue for the three month period ended December 31, 2010. Despite a decrease in revenue, gross profit dollars remained flat and our gross profit percentage increased primarily due to an increase in profitability of the ESG and PSM benefit plans compared to the same quarter last year.

Gross profit for the six month period ended December 31, 2011 was $6.4 million, representing 20.8% of revenue, compared to $6.3 million, representing 20.2% of revenue for the six month period ended December 31, 2010. Despite a decrease in revenue, gross profit dollars and percentage increased slightly due to increases in admin fees, payroll tax and benefit gross margin at ESG which offset slight declines at PSM and CSM.

Operating Income

Operating income for the three month period ended December 31, 2011 was $0.42 million, compared to operating income of $0.36 million for the three month period ended December 31, 2010, an increase of $0.06 million or 16.7% due to a decrease in operating expenses from downsizing at the corporate level.

Operating income for the six month period ended December 31, 2011 was $1.2 million, compared to operating income of $0.8 million for the six month period ended December 31, 2010, an increase of $0.4 million or 41.2% due to a decrease in operating expenses from downsizing at the corporate level.

Interest Expense

Interest expense was $0.003 million for the three month period ended December 31, 2011, compared to $0.017 million for the three month period ended December 31, 2010, a decrease of $0.014 million due to the continuing amortization of the remaining term note.

Interest expense was $0.007 million for the six month period ended December 31, 2011, compared to $0.027 million for the six month period ended December 31, 2010, a decrease of $0.02 million due to the continuing amortization of the remaining term note.

Income Taxes

Income tax expense was $0.006 and $0.002 million for the three months ended December 31, 2011 and 2010, respectively. A valuation allowance is necessary to reduce the deferred tax assets if the Company had a federal tax operating loss, and based on the weight of the evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a $5.7 million valuation allowance at December 31, 2011 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

Income tax expense was $0.039 and $0.037 million for the six months ended December 31, 2011 and 2010, respectively coinciding with the increase in operating income.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents and proceeds from debt borrowings. We had cash and equivalents of $6.1 million at December 31, 2011 and $6.0 million at June 30, 2011. The slight increase is due to net income for the first six months of $1.1 million less the principal debt payments of $0.3 million and the preferred stock dividends of $0.7 million.

We had working capital of $3.3 million at December 31, 2011 compared with $2.6 million at June 30, 2011. The increase in working capital was a direct result of an additional six months of profitability and the continued amortization of our term debt. Current assets are primarily comprised of cash and equivalents and net accounts receivable. Current liabilities are primarily comprised of accounts payable, workers compensation reserves and accrued expenses.

The Company is required to collateralize its obligations under its workers’ compensation and certain general insurance coverage. The Company uses its cash and cash equivalents to collateralize these obligations. Restricted cash was approximately $2.4 million and $2.4 million at December 31, 2011 and June 30, 2011, respectively.

Total debt at December 31, 2011 and June 30, 2011 was $0.17 and $0.42 million, respectively.

Cash Flows

Cash flows provided by operations for the six month period ended December 31, 2011 and December, 2010 were $1.1 million and $1.3 million, respectively. The decrease was due a reduction in customer deposits at CSM from June 30, 2011 which was partially offset by an increase in accrued expenses.

Cash flows provided by (used in) investing activities for the six month period ended December 31, 2011 and December, 2010 were ($0.007) million and $0.005 million, respectively. The decrease was due to capital expenditures at CSM. There were no sales of assets this fiscal year.

Cash flows used in financing activities was $0.9 million for the six month period ended December 31, 2011 compared to $0.8 million for the six month period ended December 31, 2010. The increase was primarily due to the increase in preferred stock dividends paid of $0.6 million for the six months ended December 31, 2011 as compared to $0.3 million for the six months ended December 31, 2011 which was partially offset by the repurchase of common stock for treasury in fiscal year 2011 for $0.2 million.

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

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under workers’ compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this situation were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future. As of December 31, 2011, we had approximately $2.4 million in restricted cash primarily to secure obligations under our PEO contracts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended June 30, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President/Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our President/Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the President/Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based upon this assessment, we determined that our internal control over financial reporting as of December 31, 2011 was effective.

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

Our primary shareholder’s 296,180 shares of preferred stock and 7,344,687 shares of common stock are held as collateral by a commercial bank for certain personal debt obligations of our majority shareholder. Future default on these obligations by our majority shareholder could have a material adverse effect on the Company’s (a) operations, (b) capital structure and (c) corporate governance. In addition any other future event that may cause a disruption in our primary shareholder’s ownership of his preferred stock and common stock could also have a material adverse effect on the Company’s (a) operations, (b) capital structure and (c) corporate governance.

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

Fortune Industries, Inc.
(Registrant)

Date: February 13, 2012	By:	/s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date: February 13, 2012	By:	/s/ Randy E. Butler
Randy E. Butler,
Chief Financial Officer

