Form 10-Q
period 2012-03-31
FORTUNE INDUSTRIES, INC.
filed 2012-05-14
CIK 851249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-32543

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

Yes ☐ No ☒

As of May 15, 2012, 12,287,290 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.

FORM 10-Q

For The Quarterly Period Ended March 31, 2012

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	March 31,	June 30,
	2012	2011

ASSETS
CURRENT ASSETS
Cash and equivalents	$6,495	$6,036
Restricted cash (Note 1)	2,395	2,394
Accounts receivable, net of allowance for doubtful accounts of $29 and $0	2,924	2,639
Deferred tax asset	1,500	1,500
Prepaid expenses and other current assets	527	866
Total Current Assets	13,841	13,435

OTHER ASSETS
Property, plant & equipment, net of accumulated depreciation of $1,743 and $1,716	160	245
Deferred tax asset	1,250	1,250
Goodwill	12,379	12,339
Other intangible assets, net of accumulated amortization of $2,507 and $2,203	2,146	2,450
Other long-term assets	79	78
Total Other Assets	16,014	16,362

TOTAL ASSETS	$29,855	$29,797

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(DOLLARS IN THOUSANDS)

	March 31,	June 30,
	2012	2011

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (Note 2)	$83	$417
Accounts payable	741	497
Workers' compensation reserves	1,016	945
Customer deposits	92	2,511
Accrued expenses	8,254	6,394
Other current liabilities	0	40
Total Current Liabilities	10,186	10,804

LONG-TERM LIABILITIES
Workers' compensation reserves	580	580

Total Liabilities	10,766	11,384

SHAREHOLDERS' EQUITY (NOTE 5)
Common stock, $0.10 par value; 150,000,000 authorized; 12,287,290 and 12,270,790 issued and outstanding at March 31, 2012 and June 30, 2011, respectively	1,226	1,224
Series C preferred stock, $0.10 par value; 1,000,000 authorized; 296,180 issued and outstanding at March 31, 2012 and June 30, 2011	27,133	27,133
Treasury stock, at cost, 214,444 shares at March 31, 2012 and June 30, 2011	(809)	(809)
Additional paid-in capital and warrants outstanding	20,383	20,376
Accumulated deficit	(28,844)	(29,511)
Total Shareholders' Equity	19,089	18,413

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,855	$29,797

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ending		Nine Months Ending
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011

REVENUES	$16,038	$16,816	$46,669	$48,247
COST OF REVENUES	12,760	13,713	37,030	38,802

GROSS PROFIT	3,278	3,103	9,639	9,445

OPERATING EXPENSES
Selling, general and administrative expenses	2,659	2,545	7,575	7,712
Depreciation and amortization	131	139	397	480
Total Operating Expenses	2,790	2,684	7,972	8,192

OPERATING INCOME	488	419	1,667	1,253

OTHER INCOME (EXPENSE)
Interest income	2	11	19	72
Interest expense	(1)	(7)	(9)	(35)
Other income	61	10	61	13
Total Other Income (Expense)	62	14	71	50

INCOME BEFORE PROVISION FOR INCOME TAXES	550	433	1,738	1,303

Provision for income taxes	14	20	54	57

NET INCOME FROM CONTINUING OPERATIONS	536	413	1,684	1,246

DISCONTINUED OPERATIONS
Loss from discontinued operations	0	0	0	(9)

NET INCOME	536	413	1,684	1,237

Preferred stock dividends	339	148	1,017	444

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$197	$265	$667	$793

Basic Income Per Common Share-Continuing Operations	$0.02	$0.02	$0.05	$0.06
Basic Loss Per Common Share-Discontinued Operations	0	0	0	0
BASIC INCOME PER COMMON SHARE	$0.02	$0.02	$0.05	$0.06

Basic Weighted Average Shares Outstanding	12,278,224	12,235,790	12,273,250	12,231,832

Diluted Income Per Common Share-Continuing Operations	$0.01	$0.02	$0.05	$0.06
Diluted Loss Per Common Share-Discontinued Operations	0	0	0	0
DILUTED INCOME PER COMMON SHARE	$0.01	$0.02	$0.05	$0.06

Diluted Weighted Average Shares Outstanding	14,600,724	14,553,184	14,595,750	14,542,865

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)

				Additional
				Paid-in Capital		Total
	Common	Preferred	Treasury	and Warrants	Accumulated	Shareholders'
	Stock	Stock	Stock	Outstanding	Deficit	Equity

BALANCE AT JUNE 30, 2011 (Audited)	$1,224	$27,133	$(809)	$20,376	$(29,511)	$18,413

Issuance of 16,500 shares of common stock for compensation	2	0	0	7	0	9
Net income	0	0	0	0	1,684	1,684
Preferred stock dividends	0	0	0	0	(1,017)	(1,017)

BALANCE AT MARCH 31, 2012 (Unaudited)	$1,226	$27,133	$(809)	$20,383	$(28,844)	$19,089

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Nine Months Ended
	March 31,	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,684	$1,237
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	397	480
Provision for losses on accounts receivable	16	(20)
Stock based compensation	9	6
Changes in certain operating assets and liabilities:
Restricted cash	(1)	392
Accounts receivable	(301)	(474)
Prepaid assets and other current assets	339	393
Assets of discontinued operations	0	8
Other long-term assets	(41)	26
Accounts payable	244	(377)
Workers' compensation reserves	71	(551)
Customer deposits	(2,419)	2,140
Accrued expenses and other current liabilities	1,820	2,043
Net Cash Provided by Operating Activities	1,818	5,303

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8)	(50)
Proceeds from sale of assets	0	55
Net Cash Provided by (Used in) Investing Activities	(8)	5

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(334)	(386)
Repurchase of common stock for treasury	0	(248)
Dividends paid on preferred stock	(1,017)	(444)
Net Cash Used in Financing Activities	(1,351)	(1,078)

NET INCREASE IN CASH AND EQUIVALENTS	459	4,230

CASH AND EQUIVALENTS
Beginning of Period	6,036	2,324

End of Period	$6,495	$6,554

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

6

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Nine Months Ended
	March 31,	March 31,
	2012	2011
SUPPLEMENTAL DISCLOSURES
Interest paid	$9	$35

Income taxes paid	$54	$37

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,

EXCEPT PER SHARE DATA)

(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2011 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”). The consolidated balance sheet at June 30, 2011 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company’s consolidated balance sheet at March 31, 2012 and the consolidated statements of operations, cash flows and shareholders’ equity for the period ended March 31, 2012 have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The Company has evaluated subsequent events through the time these financial statements in the Form 10-Q report were filed with the Securities and Exchange Commission. The operating results for the nine month period ended March 31, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

The Company bills its clients under Professional Services Agreements as licensed PEOs.  The billing includes amounts for the client’s gross wages, payroll taxes, employee benefits, workers’ compensation insurance and an administration fee.  The administration fee charged by the Company is typically a percentage of the gross payroll and is sufficient to allow the Company to provide payroll administration services, human resources consulting services, worksite safety training, and employment regulatory compliance..

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

Through the co-employment contractual relationship, the Company becomes the employer of record for all payroll related taxes and, as such, all payroll-related taxes are filed on the Company’s federal, state, and local tax identification numbers with the exception of states that require client identification for state unemployment taxes.  The clients are not required to file any payroll related taxes on their own behalf.  The calculations of amounts the Company owes and pays the various government and employment insurance vendors are based on the experience levels and activity of the Company and the clients in this segment.

Restricted Cash: Restricted cash includes certificates of deposits for letters of credit issued to collateralize the Company’s obligations under its various workers’ compensation programs and certain general insurance coverage. At March 31, 2012, the Company had $2,395 in total restricted cash. Of this amount, $2,125 is restricted for its various workers’ compensation programs in accordance with terms of insurance carrier agreements, and the remainder is restricted for certain standby letters of credit in accordance with various state regulations.

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

NOTE 2 - DEBT ARRANGEMENTS

Term Note

In May 2010, the Company entered into a $1.0 million term note with a bank. The term loan matured and was paid in full on April 30, 2012 and bore interest at the fixed rate of 4.5%. The note is amortized equally over a 24 month period and therefore requires monthly principal payments of $42. The note is collateralized by substantially all the assets of the Company and is personally guaranteed by the Company’s chairman and majority shareholder. The loan requires the Company to maintain a minimum cash flow coverage ratio of 1.2 to 1.0 and a minimum current ratio of 1.0 at June 30, 2010, escalating to 1.15 and 1.20 at December 31, 2010 and June 30, 2011, respectively.

NOTE 3– EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock. During the nine month period ended March 31, 2012, 16,500 restricted share units were issued under this plan.

NOTE 4- SHAREHOLDERS’ EQUITY

Common Stock

The Company did not issue any shares of common stock during the nine month period ended March 31, 2012 except as noted in Note 3 above.

Preferred Stock

On September 25, 2009, the Company reached an agreement with the Chairman to amend the dividend rates on the Series C Preferred Stock with an effective date of July 1, 2009. From the effective date forward the Series C Preferred Stock will bear an annual dividend of $2 per share in the years ending June 30, 2010 and 2011, $5 per share in the year ending June 30, 2012, $6 per share in the year ending June 30, 2013 and $7 per share thereafter. All other items of the Series C Preferred Shares remained unchanged. Dividends of $1,017 and $444 were accrued and/or paid for the nine months ended March 31, 2012 and March 31, 2011 respectively.

Effective December 31, 2010, the Company revised its estimate regarding the collectability of its $2,500 term note receivable with a related party. Based on this change in estimate, the Company reclassified the note receivable as a reduction to its outstanding preferred stock as prescribed by a Security Agreement between the Company and the related party. Under terms of this Security Agreement and in the event of default of the term note receivable, the Company obtains the right to equal value of the preferred stock as defined including but not limited to title, interest and dividends. As of March 31, 2012 and the date of this filing, the Company has no intention to convert the note receivable in the foreseeable future.

NOTE 5- INCOME TAXES

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported, if at March 31, 2012, the Company had federal tax operating losses based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

This evidence includes consideration of various uncertainties that management has identified as risk factors to the Company. Recent events, including significant turmoil within the domestic and foreign financial markets, healthcare legislation and increasing unemployment tax rates and taxable wage thresholds, more than likely are expected to contribute to atypical customer attrition and decreased gross profits. Additionally, since the divesture of certain segments in fiscal 2009 unrelated to the Company’s current focus of full service human resources, the Company has had positive results for the last four fiscal periods for financial reporting purposes including the current period. However, the Company has not evidenced a similar trend for income tax reporting purposes, experiencing net operating losses in four of prior six fiscal periods, with the current and 2011 fiscal years as the exception. These taxable losses are primarily the result of permanent timing differences related to the amortization of certain intangible assets for income tax purposes through 2022. The Company’s deferred tax assets and liabilities are susceptible to erratic changes due to the inherent unpredictable nature of the Company’s insurance claim liabilities and sensitivity to unemployment and wage volatility. Changes in the economy and federal and state legislature, both favorable and unfavorable, will impact management’s assumptions and estimates in future periods.

After consideration of the evidence, both positive and negative, management has determined that a $5.5 million and $6.2 million valuation allowance at March 31, 2012 and June 30, 2011, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance is $0.7 million for the nine months ended March 31, 2012. The Company has federal net operating loss carry forwards of approximately $11.8 million and $12.3 million at March 31, 2012 and June 30, 2011, respectively, which expire between 2021 and 2030. The difference between federal and state net operating loss carry forwards represents a change in business venue in a prior period.

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

OVERVIEW

As a holding company we have historically invested in businesses that we believe are undervalued or underperforming, and /or in operations that are poised for significant growth. However, since our transition to a pure play PEO effective November 30, 2008, management’s strategic focus has been to support the growth of its operations by increasing revenues and revenue streams, managing costs and creating earnings growth in the PEO market.

Our operations are largely decentralized from the corporate office. Autonomy is given to subsidiary entities, and there are few integrated business functions (i.e. sales, marketing, purchasing and accounting). Day-to-day operating decisions are made by subsidiary management teams. Our Corporate management team assists in operational decisions when deemed necessary, selects subsidiary management teams and handles capital allocation among our operations.

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

On March 26, 2012 we announced that our board of directors had approved, and would be submitting to our shareholders for approval, a merger transaction described in further detail in our Form 8-K on that date. (See also Item 5 – Other Information set forth below in this quarterly report.)

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies, which are in compliance with accounting principles generally accepted in the United States, require application of methodologies, estimates and judgments that have a significant impact on the results reported in the Company’s financial statements. Those policies that, in the belief of management, are critical and require the use of complex judgment in their application, are disclosed on the Company’s Form 10-K for the year ended June 30, 2011. Since June 30, 2011, there have been no material changes to the Company’s critical accounting policies, except for the following:

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

Other new pronouncements issued but not effective until after March 31, 2012, are not expected to have a significant effect on the Company’s consolidated financial statements.

Income Taxes

Deferred tax assets are recognized for taxable temporary differences, tax credit and net operating loss carry forwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. For this purpose, management considered evidence, both positive and negative, regarding various uncertainties identified as risk factors to the Company. Recent events, including significant turmoil within the domestic and foreign financial markets, healthcare legislation and increasing unemployment tax rates and taxable wage thresholds, more than likely are expected to contribute to atypical customer attrition and decreased gross profits. Additionally, since the divesture of certain segments in fiscal 2009 unrelated to the Company’s current focus of full service human resources, the Company has had positive results for the last four fiscal periods for financial reporting purposes, including the current period. However, the Company has not evidenced a similar trend for income tax reporting purposes, experiencing net operating losses in four of prior six fiscal periods, with the current and 2011 fiscal years as the exception. These taxable losses are primarily the result of permanent timing differences related to the amortization of certain intangible assets for income tax purposes through 2022. The Company’s deferred tax assets and liabilities are susceptible to erratic changes due to the inherent unpredictable nature of the Company’s insurance claim liabilities and sensitivity to unemployment and wage volatility. Changes in the economy and federal and state legislature, both favorable and unfavorable, will impact management’s assumptions and estimates in future periods.

As of March 31, 2012, management has determined that a 87% valuation allowance against the Company’s $4.9 million component of deferred tax assets generated by the net operating loss carry forward of $11.8 million is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. This represents a decrease from the prior fiscal year’s 90% allowance as the Company experienced positive taxable earnings in the current year for the second time in six years. As a result, management elected to limit the valuation allowance release to 13% as the Company has not established a significant historical trend of taxable earnings. As of March 31, 2012, management has also determined that a $1.2 million valuation allowance against the Company’s $3.3 million of deferred tax assets generated by book versus tax differences of certain assets and liabilities is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. This 35% valuation allowance represents a decrease from the prior fiscal year’s 40% due to the aforementioned earnings trend. The Company released $0.7 million of the valuation allowance in fiscal 2012 due to the positive earnings in the Company’s operations and projected earnings for the remainder of fiscal 2012 and 2013.

As of June 30, 2011, management had determined that a 90% valuation allowance against the Company’s $5.1 million component of deferred tax assets generated by the net operating loss carry forward of $12.3 million was necessary to reduce the deferred tax assets to the amount that would more likely than not be realized. This represented a decrease from the prior fiscal year’s 100% allowance as the Company experienced positive taxable earnings in the 2011 fiscal year for the first time in five years. As a result, management elected to limit the valuation allowance release to 10% as the Company had not established a significant historical trend of taxable earnings. As of June 30, 2011, management had also determined that a $1.6 million valuation allowance against the Company’s $3.9 million of deferred tax assets generated by book versus tax differences of certain assets and liabilities was necessary to reduce the deferred tax assets to the amount that would more likely than not be realized. This 40% valuation allowance represented a decrease from the prior fiscal year’s 45% due to the aforementioned earnings trend. The Company released $0.8 million of the valuation allowance in fiscal 2011 due to the positive earnings in the Company’s operations and projected earnings in fiscal 2012 and 2013.

RESULTS OF OPERATIONS: COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2012 AND MARCH 31, 2011

Executive Overview of Financial Results

Gross billings for the three month periods ended March 31, 2012 and March 31, 2011 were $115.3 million and $114.6 million, respectively.

Results of operations for the three and nine month periods ended March 31, 2012 and March 31, 2011 are as follows:

	Revenue for the		Operating income for the
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
	(Dollars in thousands)
Business Solutions	$16,038	$16,816	$488	$419
Holding Company	0	0	0	0
Segment Totals	$16,038	$16,816	$488	$419

Net Income Available to Common Shareholders			$197	$265

	Revenue for the		Operating income for the
	Nine Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
	(Dollars in thousands)
Business Solutions	$46,669	$48,247	$1,667	$1,253
Holding Company	0	0	0	0
Segment Totals	$46,669	$48,247	$1,667	$1,253

Net Income Available to Common Shareholders			$667	$793

Net income available to common stock shareholders was $0.20 million or $0.01 per diluted share on revenue of $16.0 million for the three month period ended March 31, 2012 compared with net income available to common stock shareholders of $0.27 million or $0.02 per diluted share on revenue of $16.8 million for the three month period ended March 31, 2011. This represents a $0.78 million or 4.6% decrease in revenue and a $0.07 million or 25.6% decrease in net income.

Net income available to common stock shareholders was $0.67 million or $0.05 per diluted share on revenue of $46.7 million for the nine month period ended March 31, 2012 compared with net income available to common stock shareholders of $0.79 million or $0.06 per diluted share on revenue of $48.2 million for the nine month period ended March 31, 2011. This represents a $1.6 million decrease or 3.3% in revenue and a $0.13 million decrease or 15.9% in net income.

The decrease in revenue for the three month period ended March 31, 2012 is primarily due to the loss of a major client at both CSM and ESG effective December 31, 2011. Both clients had been with CSM or ESG over ten years and had grown to the size that they could realize some material economies of scale by bringing the service in-house.

The decrease in net income available to common shareholders for the three month period ended March 31, 2012 is due to an increase in preferred stock dividends of $0.191 million or 129%.

The decrease in revenue for the nine month period ended March 31, 2012 is primarily due to the loss of three major clients between December 31, 2010 and December 31, 2011. Total worksite employee count is down by 1,379 or 9.5% since December 31, 2011.

The decrease in net income available to common shareholders for the nine month period ended March 31, 2012 is due to an increase in preferred stock dividends of $0.57 million which was partially offset by a decrease in operating expenses of $0.14 million and an increase in gross profit of $0.19 million.

Results are described in further detail as follows:

Operating results for three and nine month periods ended March 31, 2012 and March 31, 2011 are as follows:

	Three Month Period Ended				Nine Month Period Ended
	March 31, 2012		March 31, 2011		March 31, 2012		March 31, 2011
	(Dollars in thousands)				(Dollars in thousands)
Revenues	$16,038	100%	$16,816	100%	$46,669	100%	$48,247	100%
Cost of revenues	12,760	79.6%	13,713	81.5%	37,030	79.3%	38,802	80.4%
Gross profit	3,278	20.4%	3,103	18.5%	9,639	20.7%	9,445	19.6%

Operating expenses
Selling, general and administrative	2,659	16.6%	2,545	15.1%	7,575	16.2%	7,712	16.0%
Depreciation and amortization	131	0.8%	139	0.8%	397	0.9%	480	1.0%
Total operating expenses	2,790	17.4%	2,684	16.0%	7,972	17.1%	8,192	17.0%

Segment operating income	$488	3.0%	$419	2.5%	$1,667	3.6%	$1,253	2.6%

Revenue

Revenue for the three month period ended March 31, 2012 was $16.0 million, compared to $16.8 million for the three month period ended March 31, 2011, a decrease of $0.78 million or 4.6%. Revenue decreased primarily due to the loss of a major client at both CSM and ESG effective December 31, 2011. Total worksite employee count is down 1,278 employees or 8.8% from March 31, 2011 with approximately 86.0% of the decrease represented in the two major clients that were lost. We continue to focus on growing in our target client size of 5-100 employees.

Revenue for the nine month period ended March 31, 2012 was $46.7 million, compared to $48.2 million for the nine month period ended March 31, 2011, a decrease of $1.6 million or 3.3%. Revenue decreased primarily due to the loss of the three major clients between December 31, 2010 and December 31, 2011. These three clients represented approximately 1,700 worksite employees or 11.8% of total worksite employees as of December 31, 2010. Each of these clients had been with ESG or CSM for over ten years and was a real success story from our perspective. They started with a very small number of employees but sincethe client’s management was able to focus on growing their business while we handled all of their human resources needs, they grew at an incredible rate such that they were able to recognize some economies of scale by moving our service in-house.

Gross Profit

Gross profit for the three month period ended March 31, 2012 was $3.3 million, representing 20.4% of revenue, compared to $3.1 million, representing 18.5% of revenue for the three month period ended March 31, 2011. Despite a decrease in revenue, gross profit dollars increased due to $0.2 million increase in profitability in our workers comp program.

Gross profit for the nine month period ended March 31, 2012 was $9.6 million, representing 20.7% of revenue, compared to $9.4 million, representing 19.6% of revenue for the nine month period ended March 31, 2011. Despite a decrease in revenue, gross profit increased due to increases in profitability related to both our benefits and payroll tax programs.

Operating Income

Operating income for the three month period ended March 31, 2012 was $0.5 million, compared to operating income of $0.4 million for the three month period ended March 31, 2011, an increase of $0.1 million or 16.5% due to an increase in profitability in our workers comp program.

Operating income for the nine month period ended March 31, 2012 was $1.7 million, compared to operating income of $1.3 million for the nine month period ended March 31, 2011, an increase of $0.4 million or 33.0% due to a decrease in operating expenses of $0.14 million from downsizing at the corporate level and an increase in profitability in our benefits and payroll tax programs.

Interest Expense

Interest expense was $0.001 million for the three month period ended March 31, 2012, compared to $0.007 million for the three month period ended March 31, 2011, a decrease of $0.006 million due to the continuing payment of the remaining term note.

Interest expense was $0.009 million for the nine month period ended March 31, 2012, compared to $0.035 million for the nine month period ended March 31, 2011, a decrease of $0.026 million due to the continuing payment of the remaining term note. The final payment on the term note was made on April 30, 2012.

Income Taxes

Income tax expense was $0.014 and $0.020 million for the three months ended March 31, 2012 and 2011, respectively.

Income tax expense was $0.054 and $0.057 million for the nine months ended March 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents and proceeds from debt borrowings. We had cash and equivalents of $6.5 million at March 31, 2012 and $6.0 million at June 30, 2011. The increase is due to net income for the first nine months of $1.7 million less the principal debt payments of $0.3 million and the preferred stock dividends of $1.0 million.

We had working capital of $3.7 million at March 31, 2012 compared with $2.6 million at June 30, 2011. The increase in working capital was a direct result of an additional nine months of profitability and the continued payment of our term debt. Current assets are primarily comprised of cash and equivalents and net accounts receivable. Current liabilities are primarily comprised of accounts payable, workers compensation reserves and accrued expenses.

The Company is required to collateralize its obligations under its workers’ compensation and certain general insurance coverage. The Company uses its cash and cash equivalents to collateralize these obligations. Restricted cash was approximately $2.4 million and $2.4 million at March 31, 2012 and June 30, 2011, respectively.

Total debt at March 31, 2012 and June 30, 2011 was $0.08 and $0.42 million, respectively.

Cash Flows

Cash flows provided by operations for the nine month period ended March 31, 2012 and March 31, 2011 were $1.8 million and $5.3 million, respectively. The decrease is due to the timing of client pre-payments at CSM. The majority of CSM’s clients make their invoice payment the day before their invoice/pay date. March 31, 2011 was a Thursday which means the clients’ payments had been received but the payrolls were disbursed on Friday, April 1, 2011. These pre-payments are classified as customer deposits in the liability section of the balance sheet.

Cash flows provided by (used in) investing activities for the nine month period ended March 31, 2012 and March 31, 2011 were ($0.008) million and $0.005 million, respectively. The change was due to capital expenditures at CSM. There were no sales of assets this fiscal year.

Cash flows used in financing activities was $1.4 million for the nine month period ended March 31, 2012 compared to $1.1 million for the nine month period ended March 31, 2011. The increase was primarily due to the increase in preferred stock dividends paid of $1.0 million for the nine months ended March 31, 2012 as compared to $0.4 million for the nine months ended March 31, 2011 which was partially offset by the repurchase of common stock for treasury in fiscal year 2011 for $0.2 million.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes to the Company’s contractual obligations from those disclosed in the Form 10-K for the year ended June 30, 2011 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than the Merger Agreement discussed under Item 5 – Other Information.

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

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under workers’ compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this situation were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future. As of March 31, 2012, we had approximately $2.4 million in restricted cash primarily to secure obligations under our PEO contracts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended June 30, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President/Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our President/Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the President/Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based upon this assessment, we determined that our internal control over financial reporting as of March 31, 2012 was effective.

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

PART II—OTHER INFORMATION.

Item 1. Legal Proceedings.

On April 9, 2012, a putative class action complaint captioned Mark Haagen, individually v. Tena Mayberry, Carter M. Fortune, Paul J. Hayes, David A. Berry, Richard F. Suja, Fortune Industries, Inc., CEP, Inc., and CEP Merger Sub, Inc. was filed in the Superior Court of Indiana, Marion County Circuit, on behalf of an alleged class of the Company’s shareholders. In each case, the plaintiffs allege that members of the Board breached their fiduciary duties to the Company's stockholders in connection with the proposed Merger (see Item 5, Other Information below) and that the Company aided and abetted the directors' breaches of fiduciary duties. The complaint claims that the proposed Merger between the Company and Merger Sub involves an unfair price, an inadequate sales process, self-dealing and unreasonable deal protection devices. The complaints seek injunctive relief, including to enjoin or rescind the Merger, and an award of other unspecified attorneys’ and other fees and costs, in addition to other relief. The Company and its board of directors believe that this action has no merit whatsoever and intends to defend vigorously against it.

Item 1A. Risk Factors

Other than the following additional risk factors below, there have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on Form 10-K for the year ended June 30, 2011.

As we discussed in our Form 10-Q filed on February 13, 2012, our primary shareholder’s 296,180 shares of preferred stock and 7,344,687 shares of common stock are held as collateral by a commercial bank for certain personal debt obligations of our majority shareholder. Future default on these obligations by our majority shareholder could have a material adverse effect on the Company’s (a) operations, (b) capital structure and (c) corporate governance. In addition any other future event that may cause a disruption in our primary shareholder’s ownership of his preferred stock and common stock could also have a material adverse effect on the Company’s (a) operations, (b) capital structure and (c) corporate governance.

In addition and since the filing of our December 31, 2011 Form 10-Q on February 13, 2012, we draw your attention to the following matters that have arisen since that date: a) the maturity date of the aforementioned loan between Mr. Fortune and Indiana Bank and Trust Company (“the Bank”) was April 1, 2012. As of the date of this filing, the Bank and our majority shareholder have yet to finalize a renewal of Mr. Fortune’s loan and as a result his loan is in technical default, b) in Section 8.8 Mr. Fortune’s loan currently includes a provision that requires Mr. Fortune to use his best efforts to sell his interest in the Company in the event his loan remains outstanding on April 30, 2012, c) Mr. Fortune was unable to pay off his loan to the Bank at April 30, 2012, and d) on January 25, 2012, a larger bank, Old National Bank entered into an agreement to acquire the Bank’s holding company, Indiana Community Bancorp.

In addition, Mr. Fortune has been diagnosed with a potentially terminal disease. Though the ultimate effects from this disease are not fully known as of the date of this filing, the possible consequences from this illness present significant risks to shareholders and in particular the Bank’s treatment on the Fortune Loan.

The independent members of our board of directors believe that the proposed merger described in Item 5 below addresses, in part, these additional risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

On March 26, 2012, CEP, Inc., a Tennessee corporation (“Parent”), CEP Merger Sub, Inc., a Tennessee corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), and Fortune Industries, Inc., an Indiana corporation (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby Merger Sub will merge with and into the Company (the “Merger”) with the Company surviving as a subsidiary of CEP (the “Surviving Corporation”). The Surviving Corporation will continue to be named “Fortune Industries, Inc.” when the merger is effective.

Further details of this transaction can be found in the Form 8-K filed on March 26, 2012 and the Agreement and Plan of Merger which was attached as Exhibit 10.1 of the Form 8-K. Additional information will be provided in a Fortune Proxy Statement Form 14-A and Fortune Schedule 13E-3 which is expected to be filed by May 18, 2012.

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

Fortune Industries, Inc.
(Registrant)

Date: May 15, 2012	By: /s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date: May 15, 2012	By: /s/ Randy E. Butler
Randy E. Butler,
Chief Financial Officer

