Form 10-K
period 2012-06-30
FORTUNE INDUSTRIES, INC.
filed 2012-09-28
CIK 851249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from	July 1, 2011	to	June 30, 2012

Commission file number: 1-32543

Fortune Industries, Inc.

(Exact name of registrant as specified in its charter)

Indiana	20-2803889
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6402 Corporate Drive, Indianapolis, Indiana	46278
(Address of principal executive offices)	(Zip Code)

(317) 532-1374

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($0.10 par value per share) (“Common Stock”);	NYSE Amex
(Title of Class)	(Name of Exchange on Which Registered)

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

As of December 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock and Preferred Stock held by non-affiliates, based upon the closing price per share for the registrant’s common stock as reported on the NYSE Amex, was approximately $2.2 million.

The number of shares of the registrant’s Common Stock, outstanding as of September 24, 2012 was 12,287,290. The number of shares of the registrant’s Preferred Stock, outstanding as of September 24, 2012 was 296,180.

For the purpose of calculating the aggregate market value of the Company’s Common Stock held by non-affiliates, the Company utilized the definition of “affiliates” provided by Rule 12b-2 of the Exchange Act. In applying that definition, the Company has considered all individual members of the “Control Group” as designated in the Schedule 13D filed by the Company on August 7, 2000 and on any amendments thereto to be affiliates, as well as all then current directors and officers. As used for purposes of determining the aggregate market value of the Voting Common Stock held by non-affiliates, “beneficial ownership” of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this calculation, a person is deemed to have beneficial ownership of any security that such person had the right to acquire within 60 days after December 31, 2011. The Company then multiplied the beneficial ownership of the non-affiliates by the closing price of the Company’s Common Stock, as of the date stated above, to derive the market value, or ‘float.’

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

Our operations are largely decentralized from the corporate office. Autonomy is given to subsidiary entities, and there are few integrated business functions (i.e. , marketing, purchasing and accounting ). Day-to-day operating decisions are made by subsidiary management teams. Our corporate management team assists in operational decisions when deemed necessary, selects subsidiary management teams and handles capital allocation among our operations.

We were incorporated in the state of Delaware in 1988, restructured in 2000 and re-domesticated to the state of Indiana in May 2005. Prior to 2001, we conducted business mainly in the entertainment industry.

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

Operations

The Company’s operations are comprised of Professional Employer Organizations (PEOs) which provide full-service human resources outsourcing services primarily through co-employment relationships with their clients. These PEOs include Professional Staff Management, Inc. and related entities (“PSM”); CSM, Inc. and related subsidiaries (“CSM”); and Employer Solutions Group, Inc. and related subsidiaries (“ESG”).

The licensed PEOs bill their clients under Professional Services Agreements. The billing includes amounts for the client’s gross wages, payroll taxes, employee benefits, workers’ compensation insurance and an administration fee. The administration fee charged by the PEOs is typically a blend of a percentage of the gross payroll and a flat fee per employee per pay period and is sufficient to allow the companies to provide payroll administration services, human resources consulting services, worksite safety training, and employment regulatory compliance for no additional fees.

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

Through the co-employment contractual relationship, the PEOs become the statutory employer and, as such, all payroll-related taxes are filed on these PEOs’ federal, state, and local tax identification numbers. The clients are not required to file any payroll related taxes on their own behalf. The calculations of amounts the PEOs owe and pay the various government and employment insurance vendors are based on the experience levels and activity of the PEOs.

Customers

Customers represent a wide variety of industries including healthcare, professional services, software development, manufacturing, logistics, telemarketing and construction. Combined, these organizations provide co-employment services to over 13,500 employees in 47 states. Management’s focus is on providing PEO services to small and medium-sized businesses with 10 to 1,000 employees. While worksite employees are located throughout the United States, the client operations are primarily headquartered in Utah, Colorado, Arizona, Indiana, and Tennessee.

Competition

The Company competes with other PEOs, third-party payroll processing and human resources consulting companies, and in-house human resources divisions. The PEO industry is highly fragmented between local, regional and national PEO operators.

Vendor Relationships

The PEOs provide employee benefits to worksite employees under arrangements with a variety of vendors. These PEOs provide group health insurance coverage to the customers’ worksite employees through Humana, United Healthcare Networks and various other fully-insured policies or service contracts.

The PEOs also provide collateralized high deductible workers compensation insurance coverage for our customers’ worksite employees through Liberty Mutual (“Liberty”) and Lumberman’s Underwriting Alliance (“LUA”) and various other fully insured policies. Under the Liberty policy, the PEOs are liable for the first $250,000 of claims per accident with a $2.0 million annual corporate aggregate. Under the LUA policy, the PEOs are liable for the first $350,000 of claims per accident. The LUA policy has no aggregate coverage.

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

Government Regulation

The PEOs are subject to various federal, state and local laws and regulations pertaining to various employee benefit plans, employee retirement plans (such as the 401(k)), Section 125 cafeteria plans, group health plans, welfare benefit plans and health care flexible spending accounts.

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

The Act contains a number of mandates for health insurance plans to be implemented starting in 2011.  The Company’s cost of implementing the necessary changes has been passed through to some customers, which may affect our ability to attract and retain customers.  If we are unable to pass those increases along to our customers for any reason, such as contractual obligations, the increases may negatively impact the Company’s earnings.

For 2012, the Act requires a mandatory new Form W-2 reporting requirement for informational purposes only that was optional in 2011. This change has not had an adverse impact on our client relationships or operations and the cost to implement this requirement has been minimal.

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

At this time, we do not know what effect, if any, the Act will have on our business.  The overall interpretation and implementation of the requirements in the Act will likely be determined by future guidance from various governmental entities. Based on our initial research and interpretations, and due to the scheduled implementation of the provisions of the Act, we do not expect the Act to have a material adverse impact on our results of operations in 2013.

Employees

As of June 30, 2012, we employed approximately 96 full-time employees. Additionally, within the PEOs, we had approximately 13,500 co-employees under customer-contract relationships. Our in-house staff is supplemented with contract personnel on an as-needed basis. Management believes that its relationships with its employees are generally satisfactory.

Additional information with respect to the Company’s businesses

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

The PEOs calculate reserves for workers’ compensation claims by estimating unpaid losses and loss expenses with respect to claims occurring on or before the balance sheet date, and in certain instances, we carry high deductibles on these policies. Such estimates include provisions for reported claims and provisions for incurred-but-not-reported claims. The estimates of unpaid losses are established and continually reviewed by the Company using a variety of statistical and analytical techniques. Reserve estimates reflect past claims experience, currently known factors and trends and estimates of future claim trends. We cannot be certain that future claims will be consistent with past experience.

We could face additional liability for worksite employee payroll and benefits costs.

Under our customer service agreements, we become a co-employer of worksite employees and assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such worksite employees. Our obligations include responsibility for:

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

While some states do not explicitly regulate PEOs, many states have passed or may be considering passing laws that have licensing or registration requirements for PEOs. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. While we generally support licensing regulation because it serves to validate the PEO relationship, we typically satisfy licensing requirements or other applicable regulations for the states we currently operate in. However, there can be no assurance that we will be able to obtain licenses in all states.

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

When we acquire a business, we record goodwill equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. FASB ASC 350, “Intangibles - Goodwill and Other” which provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be assessed at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. ASC 350 also provides specific guidance for the assessment of goodwill and other non-amortized intangible assets for impairment. ASC 350 requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. We perform our impairment assessment annually. Future impairments, if any, will be recognized as operating expenses.

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

As a public company we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the rules of the NYSE Amex. The requirements of these rules and regulations have increased, and may further increase in the future, our legal and financial compliance costs, make some activities more difficult, time consuming or costly and may also place undue strain on our systems and resources. The Securities Exchange Act of 1934 requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. In order to maintain and improve the effectiveness of our disclosure controls and procedures, and internal controls over financial reporting, significant resources and management oversight are required. These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our Board of Directors and qualified members of our management team.

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

Our profitability depends in part on our ability to appropriately predict and manage future health care costs through underwriting criteria and negotiation of favorable contracts with health care plan providers. The aging of the population and other demographic characteristics, the introduction of new or costly treatments resulting from advances in medical technology and other factors continue to contribute to rising health care costs. Government-imposed limitations on Medicare and Medicaid reimbursements have also caused the private sector to assume a greater share of increasing health care costs. Changes in health care practices, inflation, new technologies, increases in the cost of prescription drugs, direct-to-consumer marketing by pharmaceutical companies, clusters of high cost cases, utilization levels, changes in the regulatory environment such as the health care reform legislation, health care provider or member fraud, and numerous other factors affecting the cost of health care can be beyond any health plan provider’s control and may adversely affect our ability to predict and manage health care costs, as well as our business, financial condition and operating results.

We use actuarial data to assist us in analyzing and projecting these amounts, however, we and our carriers may not be successful in managing the cost of our plans. Accordingly, our costs under our health benefit plans could exceed the market’s competitive rates and as a result may have a material adverse effect on our financial condition, due to possible increased client attrition or decreased client acquisition.

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

In addition, many states in which we operate have enacted more stringent laws that require licensing or registration of professional employer organizations. We may not be able to satisfy the licensing requirements or other applicable regulations of any particular state, or we may be unable to renew our licenses in the states in which we currently operate upon expiration of such licenses, which could prevent us from providing services to client employees in a certain state. In addition, many of these states have reciprocal disciplinary arrangements under which disciplinary action in one state can be the basis for disciplinary action in one or more other states.  Future changes in or additions to these requirements may require us to modify the manner in which we provide services to our clients, which may increase our costs in providing such services.

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

The estate of our majority shareholder owns a substantial majority of our common stock and 100 percent of the Company’s outstanding preferred stock.

As of June 30, 2012, our majority shareholder, Carter M. Fortune owns 6,084,853 shares (or 50%) of our outstanding common stock. In addition to the above shares, Mr. Fortune has dispositive control over 1,259,834 shares (or 10%) of the Company’s Common Stock held by 14 West, LLC as of June 30, 2012. Mr. Fortune passed away on August 25, 2012 and his estate now has control of his personal shares and dispositive control over the shares held by 14 West, LLC.

As a result, the estate could have a controlling influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations, election of directors and any other significant corporate actions. The interests of the estate may differ from the interests of the Company’s other shareholders and their stock ownership and thereby may limit the ability of other shareholders to influence the management and affairs of the Company.

As we discussed in our Forms 10-Q filed on February 13, 2012 and May 14, 2012, our primary shareholder’s 296,180 shares of preferred stock and 7,344,687 shares of common stock are held as collateral by a commercial bank for certain personal debt obligations of our majority shareholder. Future default on these obligations by his estate could have a material adverse effect on the Company’s (a) operations, (b) capital structure and (c) corporate governance. In addition any other future event that may cause a disruption in the estate’s ownership of its preferred stock and common stock could also have a material adverse effect on the Company’s (a) operations, (b) capital structure and (c) corporate governance.

In addition and since the filing of our December 31, 2011 and March 31, 2012 Forms 10-Q on February 13, 2012 and May 14, 2012 respectively, we draw your attention to the following matters that have arisen since that date: a) as noted above, Mr. Fortune passed away on August 25, 2012, b) the maturity date of the aforementioned loan between Mr. Fortune and Indiana Bank and Trust Company (“the Bank”) was April 1, 2012 and was extended to August 31, 2012, c) Section 8.8 of Mr. Fortune’s loan currently includes a provision that requires his estate to use its best efforts to sell its interest in the Company in the event his loan remained outstanding on August 31, 2012, d) the estate was unable to pay off his loan to the Bank at August 31, 2012, and e) on January 25, 2012, a larger bank, Old National Bank entered into an agreement to acquire the Bank’s holding company, Indiana Community Bancorp. Negotiations are currently ongoing between the Bank and representatives of Mr. Fortune’s estate to extend the maturity date of the loan past the closing date of the proposed merger agreement with Ide Management, Inc. If the transaction closes, the lien on Mr. Fortune’s preferred and common stock will be released in return for a cash payment from Mr. Fortune’s estate from the proceeds of the sale of Mr. Fortune’s stock to CEP, Inc.

The independent members of our board of directors believe that the proposed merger described in Item 12 regarding changes in control addresses, in part, these additional risks.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of June 30, 2012, we maintained the following operating facilities:

Segment	Location(s)	Description	Owned / Leased	Approximate Square Footage

Corporate	Indianapolis, IN	Corporate offices	Leased (1)	10,500

Business Solutions	Richmond, IN	Offices	Leased (2)	10,000
	Brentwood, TN	Offices	Leased	10,000
	Provo, UT	Offices	Leased (3)	13,000
	Tucson, AZ	Offices	Leased	2,700
	Loveland, CO	Offices	Leased	1,400
	Phoenix, AZ	Offices	Leased	1,000
	Indianapolis, IN	Offices	Leased	2,300

(1)	The leases on these properties are with an entity owned by the estate of the Company’s majority shareholder. Refer to the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.
(2)	The leases on this property are with a limited liability company owned by the former Chief Operating Officer of the Company. Refer to the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.
(3)	The leases on this property are with a limited liability company in which ESG’s former President is a member of the limited liability company.

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

On April 9, 2012, a putative class action complaint captioned Mark Haagen, individually v. Tena Mayberry, Carter M. Fortune, Paul J. Hayes, David A. Berry, Richard F. Suja, Fortune Industries, Inc., CEP, Inc., and CEP Merger Sub, Inc. was filed in the Superior Court of Indiana, Marion County Circuit, on behalf of an alleged class of the Company’s shareholders. In each case, the plaintiffs allege that members of the Board breached their fiduciary duties to the Company's stockholders in connection with the proposed Merger (see Item 5, Other Information below) and that the Company aided and abetted the directors' breaches of fiduciary duties. The complaint claims that the proposed Merger between the Company and Merger Sub involves an unfair price, an inadequate sales process, self-dealing and unreasonable deal protection devices. The complaints sought injunctive relief, including to enjoin or rescind the Merger, and an award of other unspecified attorneys’ and other fees and costs, in addition to other relief. On August 16, 2012 a Stipulation of Dismissal with Prejudice was filed in the Superior Court of Indiana, Marion County Circuit whereby both the plaintiff and defendant stipulated to the dismissal of this complaint.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Stock of Fortune Industries, Inc. is traded on the NYSE Amex (Symbol: FFI). As of December 31, 2011, there were 255 holders of record of the common stock. This number does not include shareholders for whom shares were held in “nominee” or “street name.” Prior to June 23, 2005, our stock traded on the NASD OTC Bulletin Board under the symbol "FDVI" for the period June 17, 2001 through June 1, 2005 and under the symbol "FDVF" for the period June 2, 2005 through June 22, 2005. High and low quotations reported by the NYSE Amex during the periods indicated are shown below. These quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not represent actual transactions.

	High	Low
Fiscal Year Ending June 30, 2012
Fourth Quarter	$0.30	$0.13
Third Quarter	0.89	0.26
Second Quarter	0.58	0.38
First Quarter	0.79	0.45

Fiscal Year Ending June 30, 2011
Fourth Quarter	$0.90	$0.46
Third Quarter	0.80	0.50
Second Quarter	0.62	0.22
First Quarter	0.44	0.23

The Company has never declared or paid any dividends on its Common Stock. Future dividends, if any, will be at the discretion of the Board of Directors and will depend upon our operating performance, capital requirements, contractual restrictions, and other factors deemed relevant by the Board of Directors.

Unregistered Shares Issuances

There were no issuances of unregistered shares of Company stock that were not reported by the Company in a Current Report on Form 8-K or in a Quarterly Report on Form 10-Q during the fiscal year ended June 30, 2012.

Item 6. Selected Financial Data

The following selected financial data as of and for each of the previous five fiscal periods ending June 30 and August 31, which have been derived from our consolidated financial statements.

				Ten Months
	Year Ended June 30,			Ending June 30,	Year Ended August 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Total Revenues	$60,891	$64,335	$60,694	$72,906	$158,399

Net Income (Loss) from Continuing Operations	2,338	1,859	1,190	1,458	(19,035)
Net Income (Loss) from Discontinued Operations	0	(8)	(19)	(74)	0
Net Income (Loss)	2,283	1,851	1,171	1,384	(19,035)

Net Income (Loss) Available to Common Shareholders	926	1,283	579	446	(19,581)

Basic Income (Loss) per share:
Income (Loss) from Continuing Operations	$0.08	$0.10	$0.05	$0.05	$(1.72)
Net Income (Loss) from Discontinued Operations	$0.00	$0.00	$0.00	$(0.01)	$0.00
Net Income (Loss)	$0.08	$0.10	$0.05	$0.04	$(1.72)

Diluted Income (Loss) per share:
Income (Loss) from Continuing Operations	$0.06	$0.09	$0.04	$0.04	$(1.72)
Net Income (Loss) from Discontinued Operations	$0.00	$0.00	$0.00	$(0.01)	$0.00
Net Income (Loss)	$0.06	$0.09	$0.04	$0.03	$(1.72)

Weighted Average Shares Outstanding:
Basic	12,279	12,251	12,178	11,854	11,391
Diluted	14,600	14,559	14,688	13,825	11,720

Consolidated Balance Sheet Data:
Cash and Equivalents	$5,312	$6,036	$2,324	$1,686	$4,740
Working Capital	4,094	2,631	1,212	(1,009)	3,694
Goodwill and Intangibles, net	14,423	14,789	15,196	15,602	16,093
Total Assets	28,662	29,797	29,341	30,513	66,112
Long Term Obligations and Preferred Stock	27,757	27,713	30,471	29,629	43,389
Shareholders' Equity	19,348	18,413	19,609	18,685	(3,413)

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

We were incorporated in the state of Delaware in 1988, restructured in 2000 and re-domesticated to the state of Indiana in May 2005.

Key Factors Affecting or Potentially Affecting Results of Operations and Financial Condition

Management considers the following factors, events, trends and uncertainties to be important to understanding its results of operations and financial condition:

Holding Company

Over the past nine fiscal periods, we have completed four key PEO acquisitions. In February 2007, the Company acquired PEM, a PEO located in Arizona. In March 2007, the Company acquired ESG, a PEO located in Utah and Colorado. The Company’s acquisition of ESG enabled the Company to expand its geographic presence in the PEO marketplace. In April 2005, we acquired CSM, a PEO located in Nashville, Tennessee. This acquisition of the oldest PEO in the state expanded our PEO service offerings. In October 2003 we acquired PSM, a PEO located in Indianapolis, Indiana. This acquisition allowed us to gain entry into the PEO market.

There are several key factors that have affected or potentially may affect our results of operations including the following:

▪	Earnings are dependent on a number of factors including our ability to execute operational strategies and integrate acquired companies into our existing operations. Our historical growth has been due to several significant acquisitions in the past. Future growth in revenues and earnings may not increase at the same rate as historical growth.
▪	Certain expenses, such as wages, benefits and rent, are subject to normal inflationary pressures. Inflation for medical costs can impact our reserves for workers' compensation claims.
▪	The estate of our majority shareholder effectively owns 60% of the outstanding Common Stock and 100% of the outstanding Preferred Stock of the Company. As a result, it could have a controlling influence in determining the outcome of any corporate matters submitted to our shareholders for approval, including mergers, consolidations, election of directors and any other significant corporate actions. The interests of this shareholder may differ from the interests of the Company’s other shareholders and its stock ownership may thereby limit the ability of other shareholders to influence the management and affairs of the Company.

Business Solutions

Our PEOs provide services typically managed by a company’s internal human resources and accounting departments, including payroll and tax processing and management, worker’s compensation and risk management, benefits administration, unemployment administration, human resource compliance services, 401k and retirement plan administration and employee assessments.  The majority of customer operations are concentrated in the Arizona, Colorado, Indiana, Tennessee and Utah markets. Financial results may be affected by changes in the state regulatory environments, results under our fully insured high deductible workers’ compensation insurance plans, and economic conditions.

Results of Operations

Results of operations for the fiscal periods ended June 30, 2012, 2011 and 2010, are as follows:

	Revenue for the Year Ended June 30,			Operating income for Year Ended June 30,
	2012	2011	2010	2012	2011	2010
	(Dollars in thousands)
Business Solutions	$60,891	$64,335	$60,694	$2,338	$1,849	$810
Holding Company	0	0	0	0	0	0
Segment Totals	$60,891	$64,335	$60,694	$2,338	$1,849	$810

Net Income Available to Common Shareholders				$926	$1,283	$579

Fiscal year ended June 30, 2012 versus June 30, 2011

Net income allocable to common stock shareholders was $0.9 million, or $0.06 per diluted share on revenues of $60.9 million for the year ended June 30, 2012 compared with net income of $1.3 million, or $0.09 per diluted share on revenues of $64.3 million for the year ended June 30, 2011. The decrease in revenue is due to the loss of two large clients as of December 31, 2011 with approximately 1,200 worksite employees. The increase in operating income is primarily due to an increase in the profitability of the benefit administration and agency commissions programs. The decrease in net income available to common shareholders is due to the increase in dividend expense related to the preferred stock of $0.8 million.

Fiscal year ended June 30, 2011 versus June 30, 2010

Net income allocable to common stock shareholders was $1.3 million, or $0.09 per diluted share on revenue of $64.3 million for the year ended June 30, 2011 as compared with net income of $0.06 million, or $0.04 per diluted share on revenue of $60.7 million for the year ended June 30, 2010. The increase in revenue is due to an overall increase in worksite employees and billings. The increase in operating income is due to the reduction of losses on the health care plan and continued efficiency improvements and expense reductions in all aspects of the company’s operations.

Results by segment are described in further details as follows:

Business Solutions

Business Solutions segment operating results for the fiscal years ended June 30, 2012, 2011 and 2010 are as follows:

	For The Year Ended June 30,
	2012		2011		2010
	(Dollars in thousands)
Revenues	$60,891	100.0%	$64,335	100.0%	$60,694	100.0%
Cost of revenues	47,793	78.5%	51,527	80.1%	48,068	79.2%
Gross profit	13,098	21.5%	12,808	19.9%	12,626	20.8%

Operating expenses
Selling, general and admin	10,229	16.8%	10,346	16.1%	11,046	18.2%
Depreciation and amortization	531	0.9%	613	0.9%	770	1.3%
Total operating expenses	10,760	17.7%	10,959	17.0%	11,816	19.5%

Segment operating income	$2,338	3.8%	$1,849	2.9%	$810	1.3%

Revenues

Revenues for the year ended June 30, 2012 were $60.9 million, compared to $64.3 million for the year ended June 30, 2011, a decrease of $3.4 million, or 5.3%. Revenues decreased primarily due to the loss of two large clients effective December 31, 2011 with approximately 1,200 worksite employees.

Revenues for the year ended June 30, 2011 were $64.3 million, compared to $60.7 million for the year ended June 30, 2010, an increase of $3.6 million, or 5.9%. Revenue increased primarily due to an overall increase in worksite employees and billings.

Gross Profit

Gross profit for the year ended June 30, 2012 was $13.1 million, representing 21.5% of revenue compared to $12.8 million, representing 20% of revenue, an increase of $0.3 million, or 2.3%. Despite the decrease in revenue, gross profit increased due to increased profitability in the benefit administration and agency commissions programs.

Gross profit for the year ended June 30, 2011 was $12.8 million, representing 20% of revenue, compared to $12.6 million, representing 21% of revenues for the year ended June 30, 2010. Gross profit did not change significantly.

Operating Income

Operating income for the year ended June 30, 2012 was $2.3 million, compared to operating income of $1.8 million for the year ended June 30, 2011, an increase of $0.5 million or 28%. Despite the decrease in revenue, operating income increased due to increased profitability in the benefit administration and agency commissions programs which increased gross profit by $0.3 million and continued reduction in selling, general and administration costs of $0.12 million and a decrease in depreciation and amortization expense of $0.08 million.

Operating income for the year ended June 30, 2011 was $1.8 million, compared to operating income of $0.8 million for the year ended June 30, 2010, an increase of $1.0 million, or 125%. Operating income increased due to the continued reduction of losses on the health care plan and continued efficiency improvements and expense reductions in all aspects of the company’s operations.

Holding Company

Interest Expense

Interest expense was $0.01 million for the year ended June 30, 2012, compared to $0.04 million for the year ended June 30, 2011. Interest expense decreased due to the reduction in the outstanding principal balance of the Company’s term note which was paid in full in April, 2012.

Interest expense was $0.04 million for the year ended June 30, 2011, compared to $0.1 million for the year ended June 30, 2010. Interest expense decreased due to the reduction in the outstanding principal balance of the Company’s term note.

Income Taxes

There was $0.1 million of income tax expense for each of the years ended June 30, 2012 and June 30, 2011, respectively. A valuation allowance is necessary to reduce the deferred tax assets, if the Company had a federal tax operating loss and based on the weight of the evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a $5.3 million valuation allowance at June 30, 2012 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is ($0.9) million.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and equivalents generated from the profitability of our operations. We had $5.3 million and $6.0 million of cash and equivalents at June 30, 2012 and 2011, respectively.

We had working capital of $4.1 million at June 30, 2012 compared with $2.6 million at June 30, 2011. The increase in working capital was primarily due to the positive cash flow generated by operations during the current year. Current assets are composed primarily of cash and equivalents, restricted cash and net accounts receivable.

The Company is required to collateralize its obligations under its workers’ compensation plans and for certain states’ compliance requirements. The Company uses its cash and cash equivalents to collateralize these obligations. Restricted cash was approximately $2.4 million at both June 30, 2012 and June 30, 2011.

Total debt was $0.0 million and $0.4 million at June 30, 2012 and 2011, respectively. The decrease in debt was due to the pay off of the $1.0 million term note put in place in 2010. In addition, the Company entered into a $2.0 million revolving line of credit agreement on April 15, 2011, which is used to cover a letter of credit to one of our major vendors. There were no draws on the line of credit at June 30, 2012.

Cash Flows

Net cash provided by operating activities was $1.2 million, $5.0 million and $0.8 million for the years ended June 30, 2012, 2011 and 2010 respectively.

Net cash used in investing activities was $0.0 million, $0.0 million and $0.1 million for the years ended June 30, 2012, 2011 and 2010 respectively.

Net cash used in financing activities was $1.9 million, $1.3 million and $0.1 million for the years ended June 30, 2012, 2011 and 2010 respectively.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of June 30, 2012:

	Payments Due By
	Total	Less Than	1-2 Years	3-5 Years	More Than
		1 Year			5 Years
	(Dollars in thousands)

Operating Lease (1)	$1,200	$512	$447	$241	$0

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

Guaranties

A significant portion of our debt and letters of credit are personally guaranteed by the estate of the Company’s Chairman.  Future changes to these guarantees would affect financing capacity of the Company.  As of June 30, 2012 and 2011, the Chairman of the Board had personally guaranteed Company debt and obligations under irrevocable letter of credit arrangements in the amount of $2.15 million.   The Company did not pay any guarantee fees during the years ended June 30, 2010, 2011 and 2012.

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under workers’ compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future. As of June 30, 2012, we had approximately $2.4 million in restricted cash primarily to secure obligations under our PEO contracts.

Majority Shareholder

As of June 30, 2012, our Chairman of the Board, Mr. Carter M. Fortune effectively owned and controlled 7,344,687 shares (or 60%) of our outstanding common stock. Mr. Fortune also is the sole owner of 100% of the 296,180 shares of Series C Preferred Stock outstanding at June 30, 2012. The common stock and preferred stock owned and held by Mr. Fortune serves as collateral for certain personal debt obligations of Mr. Fortune that do not represent liabilities of the Company. Mr. Fortune passed away on August 25, 2012 at which point his ownership interests in the Company transitioned to his estate.

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

Revenue and Cost Recognition

PSM, CSM, and ESG and related entities bill clients under their Professional Services Agreement as licensed Professional Employer Organizations (collectively the “PEOs”), which includes each worksite employee’s gross wages, plus additional charges for employment related taxes, benefits, workers’ compensation insurance, administrative and record keeping, as well as safety, human resources, and regulatory compliance consultation. Most wages, taxes and insurance coverage are provided under the PEOs’ federal, state, and local or vendor identification numbers. No identification or recognition is given to the client when these monies are remitted or calculations are reported. Most calculations or amounts the PEOs owe the government and its employment insurance vendors are based on the experience levels and activity of the PEOs. The PEOs bill the client their worksite employees’ gross wages plus an overall service fee that includes components of employment related taxes, employment benefits insurance, and administration of those items. The component of the service fee related to administration varies, in part, according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to health, workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. Charges by the PEOs are invoiced along with each periodic payroll delivered to the client.

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

Valuation of Accounts Receivable Reserves

Collectability of accounts receivable is evaluated for each subsidiary based on the current economic conditions. Other factors include analysis of historical bad debts, projected losses, and current past due accounts. The Company’s accounts receivable reserves increased by $0.01 million at June 30, 2012 compared to June 30, 2011 and decreased $0.02 million at June 30, 2011 compared to June 30, 2010.

Goodwill and Other Intangible Assets

Material goodwill was assessed for impairment. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Since management’s judgment is involved in performing goodwill and other intangible assets valuation analyses, there is risk that the carrying value of the goodwill and other intangible assets may be overstated or understated. Per review of these qualitative factors, the Company determined that goodwill and other intangible assets were not impaired at June 30, 2012 and June 30, 2011.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with FASB ASC 360, “Property, Plant, and Equipment,” which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amounts of such assets may not be recoverable. The Company considers historical performances and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual reporting unit discounted cash flows to the asset reporting unit carrying values. The estimation of fair value is measured by discounting expected future cash flows at the discount rate the Company utilizes to evaluate potential investments. Actual results may differ from these estimates and as a result the estimation of fair values may be adjusted in the future.

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

As of June 30, 2012, management has determined that a 87% valuation allowance against the Company’s $4.3 million component of deferred tax assets generated by the net operating loss carry forward of $10.8 million is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. This represents a decrease from the prior fiscal year’s 90% allowance as the Company experienced positive taxable earnings in the current year for the second time in six years. As a result, management elected to limit the valuation allowance release to 13% as the Company has not established a significant historical trend of taxable earnings. As of June 30, 2012, management has also determined that a $1.3 million valuation allowance against the Company’s $3.5 million of deferred tax assets generated by book versus tax differences of certain assets and liabilities is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. This 38% valuation allowance represents a decrease from the prior fiscal year’s 40% due to the aforementioned earnings trend. The Company released $0.9 million of the valuation allowance in fiscal 2012 due to the positive earnings in the Company’s operations and projected earnings for 2013 and 2014.

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

Workmen’s Compensation Reserves

The Company recognizes significant reserves in relation to its fully insured high deductible workers’ compensation programs based on (a) the amount of past claims incurred and (b) the estimated time lag to report and pay such claims. Our deductible under our workers’ compensation insurance at PSM and CSM is $0.25 million with an aggregate liability limit of approximately $2.0 million. Our deductible under the ESG LUA policy is $0.35 million with no aggregate liability. The reserve recognized for unpaid workers’ compensation benefits on the Company’s consolidated balance sheet is $1.3 million (for which approximately $2.1 million of cash is restricted on the Company’s Consolidated Balance Sheet) for the year ended June 30, 2012.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents as of June 30, 2012 was $5.3 million and is primarily invested in money market interest bearing accounts. A hypothetical 10% adverse change in the average interest rate on the Company’s investments would not have had a material effect on net income for the year ended June 30, 2012. We do not currently utilize any derivative financial instruments to hedge interest rate risks.

Item 8. Financial Statements and Supplementary Data

FORTUNE INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fortune Industries, Inc. and Subsidiaries

Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Fortune Industries, Inc. and Subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three fiscal years ended June 30, 2012, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fortune Industries, Inc. and Subsidiaries at June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three fiscal years ended June 30, 2012, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ SOMERSET CPAs, P.C.

Indianapolis, Indiana

September 28, 2012

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	June 30,	June 30,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and equivalents (Note 1)	$5,312	$6,036
Restricted cash (Note 1)	2,397	2,394
Accounts receivable, net (Note 1)	3,092	2,639
Deferred tax asset (Note 6)	1,500	1,500
Prepaid expenses and other current assets	483	866

Total Current Assets	12,784	13,435

OTHER ASSETS
Property, plant and equipment, net (Note 2)	139	245
Deferred tax asset (Note 6)	1,250	1,250
Goodwill (Note 3)	12,379	12,339
Other intangible assets, net (Note 3)	2,044	2,450
Other long-term assets	66	78

Total Other Assets	15,878	16,362

TOTAL ASSETS	$28,662	$29,797

See Accompanying Notes to the Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(DOLLARS IN THOUSANDS)

	June 30,	June 30,
	2012	2011

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt (Note 4)	$0	$417
Accounts payable	881	497
Workers' compensation reserves	632	945
Customer deposits	92	2,511
Accrued expenses	7,085	6,394
Other current liabilities	0	40

Total Current Liabilities	8,690	10,804

LONG-TERM LIABILITIES
Workers' compensation reserves	624	580

Total Liabilities	9,314	11,384

SHAREHOLDERS' EQUITY (NOTE 8)
Common stock, $0.10 par value; 150,000,000 authorized;
12,287,290 and 12,270,790 issued and outstanding at June 30, 2012 and June 30, 2011, respectively	1,226	1,224
Series C preferred stock, $0.10 par value; 1,000,000 authorized;
296,180 issued and outstanding at June 30, 2012 and June 30, 2011	27,133	27,133
Treasury stock, at cost, 214,444 shares at June 30, 2012 and June 30, 2011	(809)	(809)
Additional paid-in capital and warrants outstanding	20,383	20,376
Accumulated deficit	(28,585)	(29,511)

Total Shareholders' Equity	19,348	18,413

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,662	$29,797

See Accompanying Notes to the Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended	Year Ended	Year Ended
	June 30,	June 30,	June 30,
	2012	2011	2010

REVENUES	$60,891	$64,335	$60,694

COST OF REVENUES	47,793	51,527	48,068

GROSS PROFIT	13,098	12,808	12,626

OPERATING EXPENSES
Selling, general and administrative expenses	10,229	10,346	11,046
Depreciation and amortization	531	613	770

Total Operating Expenses	10,760	10,959	11,816

OPERATING INCOME	2,338	1,849	810

OTHER INCOME (EXPENSE)
Interest income	22	113	123
Interest expense	(10)	(41)	(17)
Other income	0	3	12

Total Other Income (Expense)	12	75	118

INCOME BEFORE PROVISION FOR INCOME TAXES	2,350	1,924	928

Provision for income taxes (Note 6)	67	65	(262)

NET INCOME FROM CONTINUING OPERATIONS	2,283	1,859	1,190

DISCONTINUED OPERATIONS
Loss from discontinued operations	0	(8)	(19)

NET INCOME	2,283	1,851	1,171

Preferred stock dividends	1,357	568	592

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$926	$1,283	$579

Basic Income Per Common Share-Continuing Operations	$0.08	$0.10	$0.05
Basic Loss Per Common Share-Discontinued Operations	0	0	0
BASIC INCOME PER COMMON SHARE	$0.08	$0.10	$0.05

Basic Weighted Average Shares Outstanding	12,278,710	12,251,329	12,177,741

Diluted Income Per Common Share-Continuing Operations	$0.06	$0.09	$0.04
Diluted Loss Per Common Share-Discontinued Operations	0	0	0
DILUTED INCOME PER COMMON SHARE	$0.06	$0.09	$0.04

Diluted Weighted Average Shares Outstanding	14,599,710	14,558,965	14,687,904

See Accompanying Notes to the Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

				Additional
				Paid-in Capital		Total
	Common	Preferred	Treasury	and Warrants	Accumulated	Shareholders’
	Stock	Stock	Stock	Outstanding	Deficit	Equity

BALANCE AT JUNE 30, 2009	$1,187	$29,618	$-	$19,253	$(31,373)	$18,685

Issuance of 142,117 shares of common stock for compensation	14	-	-	81	-	95

Purchase of 48,263 shares of common stock for treasury at cost	5	-	(186)	181	-	-
Capital contribution by majority shareholder	-	-	-	250	-	250
Net income	-	-	-	-	1,171	1,171
Preferred stock dividends	-	-	-	-	(592)	(592)

BALANCE AT JUNE 30, 2010	$1,206	$29,618	$(186)	$19,765	$(30,794)	$19,609

Issuance of 46,500 shares of common stock for compensation	1	-	-	5	-	6

Purchase of 166,181 shares of common stock for treasury at cost	17	-	(623)	606	-	-

Offset of term note receivable against outstanding preferred stock	-	(2,485)	-	-	-	(2,485)
Net income	-	-	-	-	1,851	1,851
Preferred stock dividends	-	-	-	-	(568)	(568)

BALANCE AT JUNE 30, 2011	$1,224	$27,133	$(809)	$20,376	$(29,511)	$18,413

Issuance of 16,500 shares of common stock for compensation	2	-	-	7	-	9
Net income	-	-	-	-	2,283	2,283
Preferred stock dividends	-	-	-	-	(1,357)	(1,357)

BALANCE AT JUNE 30, 2012	$1,226	$27,133	$(809)	$20,383	$(28,585)	$19,348

See Accompanying Notes to the Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	For the Year Ended
	June 30,	June 30,	June 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,283	$1,851	$1,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	531	622	770
Provision for losses on accounts receivable	15	(29)	(111)
Stock based compensation	9	6	95
Deferred income taxes	-	-	(250)
Changes in certain operating assets and liabilities:
Restricted cash	(3)	426	322
Accounts receivable	(468)	(365)	486
Prepaid assets and other current assets	383	77	553
Assets of discontinued operations	-	8	106
Other long-term assets	(28)	35	(9)
Accounts payable	384	(412)	(128)
Health and workers' compensation reserves	(269)	(606)	(1,993)
Customer deposits	(2,419)	2,152	-
Accrued expenses and other current liabilities	818	1,279	(256)
Net Cash Provided by Operating Activities	1,236	5,044	756

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(19)	(60)	(55)
Proceeds from sale of assets	-	55	-
Net Cash Used in Investing Activities	(19)	(5)	(55)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	(417)	(511)	(108)
Proceeds from term debt	-	-	1,000
Repurchase of common stock for treasury	-	(248)	(557)
Dividends paid on preferred stock	(1,524)	(568)	(398)
Net Cash Used in Financing Activities	(1,941)	(1,327)	(63)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(724)	3,712	638

CASH AND EQUIVALENTS
Beginning of Year	6,036	2,324	1,686

End of Year	$5,312	$6,036	$2,324

See Accompanying Notes to the Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	For the Year Ended
	June 30,	June 30,	June 30,
	2012	2011	2010
SUPPLEMENTAL DISCLOSURES
Interest paid	$10	$41	$17

Income taxes paid	$67	$65	$49

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

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Fortune Industries, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions of the Company have been eliminated.

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

The PEOs report revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC 605-45, “Revenue Recognition - Principal Agent Considerations.” The PEOs report revenue on a gross basis for the total amount billed to clients for service fees, which includes health and welfare benefit plan fees, workers’ compensation insurance, unemployment insurance fees, and employment-related taxes.  The PEOs report revenue on a gross basis for such fees because the PEOs are the primary obligor and deemed to be the principal in these transactions under ASC 605-45.  The PEOs report revenue on a net basis for the amount billed to clients for worksite employee salaries and wages and outside benefit plans.  This accounting policy of reporting revenue net as an agent versus gross as a principal has no effect on gross profit, operating income, or net income. The gross to net revenue reconciliation is as follows:

	June 30,	June 30,	June 30,
	2012	2011	2010

Gross billings	$501,597	$522,880	$515,497
Less worksite employee costs	440,706	458,545	454,803
Net revenue	$60,891	$64,335	$60,694

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

Restricted Cash: Restricted cash includes certificates of deposits for letters of credit issued to collateralize the Company’s obligations under its workers’ compensation program and certain general insurance coverage. At June 30, 2012, the Company had $2.4 million in total restricted cash. Of this, $2.1 million is restricted for the Company’s workers’ compensation program in accordance with terms of its insurance carrier agreement, and the remainder is restricted for certain standby letters of credits in accordance with various state regulations.

Accounts Receivable: Accounts receivable is stated at the amount billable to customers. The Company provides allowances for estimated doubtful accounts based on the Company’s assessment of known delinquent accounts, historical experience, and other currently available evidence of the collectability and the aging of the accounts receivable. Management had established an allowance for doubtful accounts of $0.01 million as of June 30, 2012. Delinquent receivables that are deemed uncollectible are written off based on individual credit evaluation and specific circumstances of the customer. The Company’s policy is not to accrue interest on past due trade receivables.

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

The Company has not recognized impairment charges in the past 4 fiscal years. Triggering events would include a) a substantial change in the customer mix and number of worksite employees, b) losses incurred within certain operating units, c) significant downsizing of personnel and operations, or d) restructuring of management. Per review of these qualitative factors, the Company determined that goodwill and other indefinite-lived assets are not impaired at June 30, 2012.

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

Earnings per Common Share: Income per common share has been computed in accordance with FASB ASC 260, “Earnings per Share”. Basic income per common share is computed based on net income applicable to common stock divided by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed based on net income applicable to common stock divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive common stock equivalents.

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

Advertising Costs: Advertising costs including marketing, advertising, publicity, promotion and other distribution costs, are expensed as incurred and totaled $100, $114 and $99, for the fiscal periods ended June 30, 2012, 2011 and 2010, respectively.

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

The Company issued 2,200,000 warrants to the Chairman of the Board effective November 30, 2008. The warrants have a ten-year term and an exercise price of $0.40 per share. Upon utilization of the valuation models described above, it was determined that the warrants had no value at the time of issuance.

Debt and equity issuances may have features which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the case of preferred stock instruments. No issuances have beneficial conversion terms for any of the fiscal periods ended June 30, 2012, 2011 and 2010.

Workers’ Compensation: The Company’s PSM and CSM subsidiaries maintain fully insured high deductible workers’ compensation insurance programs. Under the insurance policies established at each company, PSM and CSM’s deductible liability is limited to $250 per incident, with an aggregate liability limit of approximately $2,000. Under the insurance policy established at ESG, the deductible liability is limited to $350 per incident, with no aggregate annual liability limit.

New Accounting Pronouncements:

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. The objective of this ASU is to simplify how an entity tests goodwill for impairment. The new guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The objective of this ASU is to simplify how an entity tests indefinite-lived intangibles for impairment. The new guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative indefinite-lived intangible assets impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

Other new pronouncements issued but not effective until after June 30, 2012, are not expected to have a significant effect on the Company’s consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property, plant and equipment, including capital leases, are comprised of the following:

	June 30,	June 30,
	2012	2011

Office equipment	$1,921	$1,927
Vehicles	3	20
Leasehold improvements	14	14
	1,938	1,961

Less accumulated depreciation	(1,799)	(1,716)
	$139	$245

The provision for depreciation expense was $125, $216 and $364 for the years ended June 30, 2012, 2011 and 2010, respectively. The Company did not recognize any gain or loss on the disposal of assets during the years ended June 30, 2012, 2011 or 2010.

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

There have been no significant changes in the carrying amount of goodwill during the fiscal periods ended June 30, 2012, 2011 and 2010. The total amount of goodwill that is deductible for tax purposes is $5,538, $6,149 and $6,918 at June 30, 2012, 2011 and 2010, respectively.

The following table sets forth the gross carrying amount and accumulated amortization of the Company's other intangible assets:

	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Period (in years)

Customer relationships	$4,063	$2,609	$1,454	10
Tradename (not subject to amortization)	590	-	590
Total	$4,653	$2,609	$2,044

	June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Period (in years)

Customer relationships	$4,063	$2,203	$1,860	10
Tradename (not subject to amortization)	590	-	590
Total	$4,653	$2,203	$2,450

Intangible asset amortization expense is $406 for each of the fiscal periods ended June 30, 2012, 2011 and 2010.

Amortization expense on intangible assets at June 30, 2012 for each of the next five fiscal years is as follows:

2013	$406
2014	380
2015	329
2016	203
2017 and thereafter	726
Total	$2,044

NOTE 4 - DEBT ARRANGEMENTS

The Company’s debt obligations consisted of the following:

	June 30,	June 30,
	2012	2011
Notes payable

Term note due in monthly principal installments of $42, plus interest at 4.5% through April 2012. The loan was secured by all of the assets of the Company and was personally guaranteed by the Company’s chairman and majority shareholder.	$-	$417

Total debt obligations	-	417

Less current maturities	-	(417)

Long-term portion of outstanding debt	$-	$-

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

In May 2010, the Company entered into a $1.0 million term note with a bank. The term loan matured on April 30, 2012 and bore interest at the fixed rate of 4.5%. The note amortized equally over a 24 month period and required monthly principal payments of $42. The note was collateralized by substantially all the assets of the Company and was personally guaranteed by the Company’s chairman and majority shareholder. The loan required the Company to maintain a minimum cash flow coverage ratio of 1.2 to 1.0 and a minimum current ratio of 1.0 at June 30, 2010, escalating to 1.15 and 1.20 at December 31, 2010 and June 30, 2011, respectively.

Line of Credit

Effective April 15, 2011, the Company entered into a $2.0 million revolving line of credit agreement with a bank. The line of credit matures February 28, 2013 and bears interest at the Prime Rate plus 0.75%. The note is collateralized by substantially all the assets of the Company. The loan requires the Company to maintain a maximum total senior liabilities to adjusted tangible capital ratio of 1.5 to 1.0 and a minimum operating cash flow to fixed charge ratio of 1.25 to 1.0. There were no draws on the line of credit at June 30, 2012.

NOTE 5 - RETIREMENT PLAN

The Company maintains a 401(k) savings plan whereby employees can contribute and defer taxes on compensation contributed to the plan. The Company is not required to contribute to the plan but may make a discretionary contribution.

NOTE 6 - INCOME TAXES

The reconciliation for the 2012, 2011 and 2010 income tax expense (benefit) computed at the U.S. Federal statutory tax rate to the Company's effective income rate is as follows (in percentages):

	June 30,	June 30,	June 30,
	2012	2011	2010

Tax at U.S. Federal statutory rate	34.0	34.0	0.0
State and local taxes, net of federal benefit	5.6	5.6	5.6
Change in valuation allowance	(36.7)	(36.2)	(27.6)
	2.9	3.4	(22.0)

Significant components of the provision for income tax expense (benefit) from continuing operations are as follows:

	Year Ended	Year Ended	Year Ended
	June 30, 2012	June 30, 2011	June 30, 2010
Current:
Federal	$564	$429	$-
State	93	71	68
	657	500	68
Deferred:
Federal	298	288	270
State	49	48	(23)
	347	336	247

Decrease in valuation allowance	(937)	(771)	(577)

Net income tax (benefit)	$65	$65	$(262)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset are as follows:

	June 30,	June 30,
	2012	2011

Current:

Amortization of intangible assets	$314	$314
Accrued liabilities and other	869	686
Net operating losses and other carryforwards	317	500
Noncurrent:
Amortization of intangible assets	2,627	2,946
Depreciation	(27)	(62)
Net operating losses and other carryforwards	3,961	4,614
	8,061	8,998
Valuation allowance	(5,311)	(6,248)
Total deferred tax assets	$2,750	$2,750

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported, if at June 30, 2012, the Company had federal tax operating losses based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

This evidence includes consideration of various uncertainties that management has identified as risk factors to the Company. Recent events, including significant turmoil within the domestic and foreign financial markets, healthcare legislation and increasing unemployment tax rates and taxable wage thresholds, more than likely are expected to contribute to atypical custom attrition and decreased gross profits. Additionally, since the divesture of certain segments in fiscal 2009 unrelated to the Company’s current focus of full service human resources, the Company has had positive results for the last four fiscal periods for financial reporting purposes. However, the Company has not evidenced a similar trend for income tax reporting purposes, experiencing net operating losses in four of prior six fiscal periods, with the current and 2011 fiscal years as the exception. These taxable losses are primarily the result of permanent timing differences related to the amortization of certain intangible assets for income tax purposes through 2022. The Company’s deferred tax assets and liabilities are susceptible to erratic changes due to the inherent unpredictable nature of the Company’s insurance claim liabilities and sensitivity to unemployment and wage volatility. Changes in the economy and federal and state legislature, both favorable and unfavorable, will impact management’s assumptions and estimates in future periods.

After consideration of the evidence, both positive and negative, management has determined that a $5,311 and $6,248 valuation allowance at June 30, 2012 and 2011, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance is $937 and $771 for the fiscal years ended June 30, 2012 and 2011, respectively. The Company has federal net operating loss carryforwards of approximately $10.8 and $12.3 million at June 30, 2012 and 2011, respectively, which expire between 2021 and 2030. The Company has state net operating loss carryforwards of approximately $11.0 and $12.6 million at June 30, 2012 and 2011, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2012, 2011 and 2010, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years beginning July 1, 2008 through July 1, 2011 remain open to examination by the Internal Revenue Service of the United States.

NOTE 7 – EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock. During the fiscal periods ended June 30, 2012, 2011 and 2010, 16,500, 46,500 and 142,117 restricted share units, respectively, were issued under this plan.

NOTE 8 - SHAREHOLDERS’ EQUITY

Common Stock

The following are the details of the Company's common stock as of June 30, 2012 and 2011:

	Number of Shares
	Authorized	Issued	Outstanding	Amount

June 30, 2012
Common stock, $0.10 par value	150,000,000	12,363,486	12,287,290	$1,226

June 30, 2011
Common stock, $0.10 par value	150,000,000	12,346,986	12,270,790	$1,224

There were 16,500 shares issued during the year ended June 30, 2012. These shares were issued upon board approval as compensation during the current fiscal year.

There were 46,500 shares issued during the year ended June 30, 2011. These shares were issued upon board approval as compensation during the 2011 fiscal year.

At June 30, 2012, the Company had 2,200,000 warrants outstanding to the Chairman of the Company.

Preferred Stock

The following are the details of the Company's non-voting preferred stock as of June 30, 2012 and 2011:

	Number of Shares
	Authorized	Issued	Outstanding	Amount
June 30, 2012
Preferred stock, Series A $0.10 par value	1,000,000	66,180	-	$-
Preferred stock, Series B $0.10 par value	1,000,000	79,180	-	-
Preferred stock, Series C $0.10 par value	1,000,000	296,180	296,180	$27,133

June 30, 2011
Preferred stock, Series A $0.10 par value	1,000,000	66,180	-	$-
Preferred stock, Series B $0.10 par value	1,000,000	79,180	-	-
Preferred stock, Series C $0.10 par value	1,000,000	296,180	296,180	$27,133

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

Dividends of $1,357, $568 and $398 were declared for the fiscal periods ended June 30, 2012, 2011 and 2010, respectively.

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

NOTE 9 - PER SHARE DATA

The following presents the computation of basic income per share and diluted income per share:

	Year Ended	Year Ended	Year Ended
	June 30,	June 30,	June 30,
	2012	2011	2010

Net Income Available to Common Shareholders	$926	$1,283	$579

Basic Income from Continuing Operations	$0.08	$0.10	$0.05

Basic Loss from Discontinued Operations	-	-	-

Basic Income per Common Share	$0.08	$0.10	$0.05

Basic Weighted Average Shares Outstanding	12,278,710	12,251,329	12,177,741

Diluted Income from Continuing Operations	$0.06	$0.09	$0.04

Diluted Loss from Discontinued Operations	-	-	-

Diluted Income per Common Share	$0.06	$0.09	$0.04

Diluted Weighted Average Shares Outstanding	14,599,710	14,558,965	14,687,904

NOTE 10 - OPERATING LEASE COMMITMENTS

Property Lease Commitments

Segment	Location(s)	Description
Business Solutions	Richmond, IN (1); Brentwood, TN (2); Provo, UT (3); Tucson, AZ (4); Loveland, CO (5); Phoenix, AZ (6); Indianapolis, IN (8)	Offices
Corporate	Indianapolis, IN (7)	Offices

(1)	The lease on this property was with the former Chief Operating Officer of the Company. The operating lease agreement provides for monthly base rent of $1.6 through August 31, 2011, and $1.3 through August 31, 2012. This lease was not renewed and operations were moved to Brentwood, TN.

(2)	The Company maintains an operating lease agreement that provides for monthly base rent of $12 through January 31, 2014. In addition to an escalating base monthly rent, the agreement requires the Company to pay any increase in operating costs, real estate taxes, or utilities over the base year.

(3)	The lease on this property is with the former President of ESG. The operating lease agreement provides for monthly base rent of $30 through May 30, 2011, $29 through January 31, 2012, and $18 through January 31, 2013, then increased 4% annually through January 31, 2015. The lessee pays most expenses related to repairs, maintenance, property taxes, and insurance. The lessor is required to carry minimal amounts of insurance.

(4)	The Company maintains an operating lease agreement that provides for monthly base rent of $4 through February 2015 and is increased 4% annually. The lessee has the right to terminate the lease at its election after a three year period with minimum penalty. The lessor pays most expenses related to repairs, maintenance, property taxes, and insurance. The lessor is required to carry minimal amounts of insurance.

(5)	The Company maintains an operating lease agreement that provides for monthly base rent of $2 through January 31, 2014. In addition to an escalating base monthly rent, the agreement requires the Company to pay most expenses related to repairs, maintenance, property taxes, and insurance. The lessor is required to carry minimal amounts of insurance.

(6)	The Company maintains an operating lease agreement that provides for monthly base rent of $3 through September 30, 2015. In addition to an escalating base monthly rent, the agreement requires the Company to pay most expenses related to repairs, maintenance, property taxes, and insurance.

(7)	The Company maintains an operating lease agreement with a limited liability company that is owned by the majority shareholder. The operating lease agreement provides for monthly base rent of $5 through August 2013, adjusted annually to fair market value. The lease was terminated April 1, 2012.

(8)	The Company maintains an operating lease agreement that provides for monthly base rent of $1.5 through February, 2015. In addition to an adjustable base monthly rent, the agreement requires the Company to pay most expenses related to repairs, maintenance, property taxes and insurance. The lessor is required to carry minimal amounts of insurance.

Rent expense under these agreements amounted to $612, $671 and $740 for the fiscal periods ending June 30, 2012, 2011 and 2010.

Future minimum commitments under these agreements at June 30, 2012 are approximately as follows:

Facilities
2013	512
2014	447
2015	232
2016	9
$1,200

NOTE 11 - RELATED PARTY TRANSACTIONS

We have a long term note receivable which represents a loan with a business owned by the Company’s majority shareholder in connection with the disposition of certain assets effective November 30, 2008.  The loan expired on November 30, 2011 and bore interest at the Prime Rate plus 1%.  Effective June 30, 2009, the Company entered into an agreement with the Chairman/majority shareholder to amend the terms of the promissory note receivable. In exchange for offsetting $740 of accrued dividends due and owing to the Chairman against the outstanding principal balance of the promissory note receivable the Company extended the maturity date of the note to June 30, 2012 and reset the payment schedule to interest only for the first twelve months beginning July 1, 2009, with $50 and $100 monthly principal payments due beginning July 1, 2010 and July 1 2011, respectively. As of the date of this filing, the promissory note was still outstanding and the Board is considering an additional extension.

Effective December 31, 2010, the Company revised its estimate regarding the collectability of the term note receivable.  Based on this change in estimate, the Company reclassified the note receivable as a reduction to its outstanding preferred stock as prescribed by a Security Agreement between the Company and the related party.  Under terms of this Security Agreement and in the event of default of the term note receivable, the Company obtains the right to equal value of the preferred stock as defined including but not limited to title, interest and dividends.  As of June 30, 2012 and the date of this filing, the Company has no intention to convert the note receivable in the foreseeable future.

The following is a summary of related party amounts included in the Consolidated Statements of Operations for the fiscal periods ending June 30, 2012, 2011 and 2010, respectively:

	June 30,	June 30,	June 30,
	2012	2011	2010
Revenues:
Continuing Operations (1)	$391	$573	$720
Discontinued Operations (3)	-	-	30
Total	$391	$573	$750

Expenses:
Continuing Operations (2) (4)	$45	$90	$514

(1)	During the fiscal years ended June 30, 2012, 2011 and 2010, the Company’s CSM and PSM subsidiaries performed $391, $573 and $720 worth of services for businesses owned by the Company’s majority shareholder.
(2)	The Company’s PSM and ESG subsidiaries held leases for office buildings in Richmond, Indiana, Provo, Utah and Tucson, Arizona from companies owned by former officers of the Company. Rent expense of $394 was recognized for the fiscal period ending June 30, 2010.
(3)	The Company’s discontinued electronics integration operations sold inventory as part of its liquidation of the discontinued operations to a company owned by the majority shareholder.
(4)	The Company maintained an operating lease agreement for the rental of a building with a limited liability company owned by the Company’s majority shareholder. The lease was terminated April 1, 2012. The agreement provided for a monthly base rent of $5 per month. Rent and related expenses of $45, $90 and $120 were recognized for the fiscal periods ending June 30, 2012, 2011 and 2010, respectively.

NOTE 12 - SIGNIFICANT ESTIMATES

Significant estimates have been made by management with respect to the realizability of the Company’s deferred tax assets. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term. The net decrease in the valuation allowance for deferred income tax assets was $937, $771, and $577 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The valuation allowance relates primarily to net operating loss carryforwards, tax credit carryforwards, and net deductible temporary differences. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to ASC 740, including the number of years the Company’s operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company’s earnings history and the Company’s near-term earnings expectations. At June 30, 2012, management believes it is more likely than not that a significant portion of net deferred income tax assets will not be realized in the next few years.

Company subsidiaries establish reserves for workers’ compensation claims by estimating unpaid losses and loss expenses with respect to claims occurring on or before the balance sheet date. Such estimates include provisions for reported claims and provisions for incurred-but-not-reported claims. The estimates of unpaid losses are established and continually reviewed by the Company using a variety of statistical and analytical techniques. Reserve estimates reflect past claims experience, currently known factors and trends and estimates of future claim trends.

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

NOTE 13 - CONCENTRATION OF CREDIT RISK

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

Restricted Cash

Certain states and vendors require the Company to post letters of credit to ensure payment of taxes or payments to the Company’s vendors under workers’ compensation contracts and to guarantee performance under the Company’s contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. The Company does not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future. As of June 30, 2012 and 2011, the Company had approximately $2.4 million in restricted cash primarily to secure obligations under its workers’ compensation contracts.

NOTE 15 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited consolidated operating results by quarter for the fiscal periods ended June 30, 2012 and 2011:

	For the Three Months Ended
	September 30,	December 31,	March 31,	June 30,
2012:
Revenues	$15,795	$14,836	$16,038	$14,222
Gross Profit	3,252	3,110	3,278	3,458
Net income available to common shareholders	392	78	197	259
Basic earnings per share – continuing operations	0.03	0.01	0.02	0.02
Basic earnings per share	0.03	0.01	0.02	0.02
Diluted earnings per share – continuing operations	0.03	0.01	0.01	0.02
Diluted earnings per share	0.03	0.01	0.01	0.02

	For the Three Months Ended
	September 30,	December 31,	March 31,	June 30,
2011:
Revenues	$15,571	$15,860	$16,816	$16,088
Gross Profit	3,198	3,144	3,103	3,362
Net income available to common shareholders	302	226	265	490
Basic earnings per share – continuing operations	0.02	0.02	0.02	0.04
Basic earnings per share	0.02	0.02	0.02	0.04
Diluted earnings per share – continuing operations	0.02	0.02	0.02	0.03
Diluted earnings per share	0.02	0.02	0.02	0.03

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were issued.

On September 20, 2012, the Company announced that it has reached an agreement in principal to restructure its current merger agreement by planning to enter into an amended merger agreement with Ide Management Group, LLC (“Ide”), a skilled nursing facility management group headquartered in Greenfield, Indiana (the “Amended Agreement”). The Amended Agreement is subject to final documentation, completion of due diligence, regulatory compliance and other normal contingencies. Once completed, a revised Proxy Statement and the Amended Agreement will be filed with the SEC for review. Further, the Amended Agreement will result in the Company remaining registered with the Securities and Exchange Commission, and it is anticipated that it will continue to be publicly traded. Current shareholders of the Company will continue to own their Company shares.

In connection with the Amended Agreement, the Company will exchange all of its professional employer organization (“PEO”) subsidiaries for all of the common and preferred shares owned by the late Carter M. Fortune and by CEP, Inc., a Tennessee corporation which had previously entered into a merger agreement with the Company to acquire all the Company’s PEO operations. As a result of the revised transaction structure, the Company will cease being in the PEO business and through its newly acquired Ide subsidiaries, will operate a chain of over 20 skilled nursing facilities located in Indiana, Illinois, Iowa and Wisconsin.

The Amended Agreement provides that Ide will merge with a to-be formed subsidiary of the Company, and become a wholly-owned subsidiary of the Company. Mark Ide, the sole member of Ide, will receive sufficient shares of the Company in exchange for full ownership of Ide. As a result, Mr. Ide will own a substantial majority of the Company shares. In addition, Ide will pay the Company three hundred thousand dollars ($300,000) as part of the transaction, which has been deposited into an escrow account with an independent third-party bank. The terms and conditions of the escrow agreement and the revised merger transaction are more fully described in the Company’s Form 8-K filed on September 20, 2012.

Mr. Fortune has pledged his ownership holdings in the Company as collateral on certain personal debt obligations. Mr. Fortune passed away on August 25, 2012. If Mr. Fortune’s shares in the Company are not sold through the aforementioned transaction, or by some other similar transaction, and if his estate were to default on these debt obligations and the collateral is called upon by the lending institution, it could result in a potential change in control of the Company if the default may not be cured by the majority shareholder through some other means.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President/Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our President/Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the President/Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based upon this assessment, we determined that our internal control over financial reporting as of June 30, 2012 was effective.

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

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Company and Corporate Governance

Directors of the Company

The following table sets forth the name and age of each Director, indicating all positions and offices with us currently held by each Director.

Name	Principle Position and Role (Age)	Director Since

Carter M. Fortune	Chairman of the Board (Deceased August 25, 2012)	2002
David A. Berry	Independent Director, Audit Committee Member (59)	2002
Richard F. Suja	Independent Director, Audit Committee Member (57)	2011
Paul J. Hayes	Director (Resigned August 30, 2012)	2011

Set forth below are descriptions of the backgrounds and principal occupations of each of our Directors, and the period during which each has served as a Director. Each Director serves for a term of one year or until such time as that director is replaced pursuant to the Company’s By-Laws.

Carter M. Fortune was appointed Chief Executive Officer and Chairman of the Board of the Company as of January 2002. Mr. Fortune resigned as Chief Executive Officer on May 27, 2005 and was appointed Treasurer and remained Chairman of the Board. Mr. Fortune has a Bachelor of Business Administration degree in marketing from the University of Cincinnati. He began his professional career at a leading national food brands company where after five years he had ascended to the position of Regional Marketing Manager. Mr. Fortune was then hired as Director of Marketing for a leading insurance and actuarial services provider where he served for three years. Mr. Fortune then began a period of about fifteen years where he was the owner and operator of a chain of retail stores. Concurrently Mr. Fortune began investing in, owning and operating numerous commercial and residential real estate developments; he continues to pursue such ventures. Mr. Fortune was the sole owner of Fisbeck-Fortune Development, LLC, 14 West, LLC and Fortune Group, Inc., none of which is a parent, subsidiary or other affiliate of the Company. In addition, Mr. Fortune was the majority shareholder of the Company. Mr. Fortune passed away on August 25, 2012.

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

Paul J. Hayes was elected to the Fortune Industries’ Board of Directors on February 21, 2011. Mr. Hayes has over 25 years experience in corporate accounting and finance, primarily in the commercial real estate, residential construction and land development industries. Prior to his current position, he spent the last 13 years with The Estridge Companies, serving as Vice President of Finance from 2006 to 2010 and Controller from 1997 to 2006. Mr. Hayes secured over $25 million in land and development financing and served on the company’s executive committee. Prior to joining Estridge, Mr. Hayes held several positions, including Financial Reporting Controller, with Simon Property Group, where he worked on the company’s initial public offering in 1993 and the company’s merger with its largest competitor in 1996. Mr. Hayes began his career with the big-8 public accounting firm Ernst & Whinney providing assurance services to a wide range of clients in many diverse industries. Effective August 30, 2012, Mr. Paul Hayes resigned from the Company’s Board of Directors. Mr. Hayes’ resignation was not due to a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Executive Officers of the Company

The executive officers of the Company are as follows:

Name	Age	Position

Tena Mayberry	49	Chief Executive Officer and President
Randy Butler	52	Chief Financial Officer

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

Based solely on its review of the copies of such forms received by it, or written representations from certain such reporting persons that no Form 5’s were required for such persons, the Company believes that, for the fiscal period ended June 30, 2012, its officers, Directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements.

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

SHAREHOLDER PROPOSALS

Any of our shareholders wishing to have a proposal considered for inclusion in our 2013 proxy solicitation materials must set forth such proposal in writing to be received at our corporate office no later than November 1, 2012. In addition, any shareholder wishing to nominate a candidate for Director or propose other business at the Annual Meeting must generally give us written notice on or before November 1, 2012, and the notice must provide certain specific information as pursuant to Rule 14a-8 of the rules promulgated under the Exchange Act must comply with the advance notice provisions and other requirements of our bylaws, which are on file with the SEC and may be obtained from our corporate office upon request. Our Board will review any shareholder proposals that are filed as required and will determine whether such proposals meet applicable criteria for inclusion in our 2013 proxy solicitation materials or consideration at the 2013 Annual Meeting. In addition, we retain discretion to vote proxies on matters of which we are not properly notified at our principal executive offices on or before the close of business on January 2, 2013, and also retain that authority under certain other circumstances. These procedures remain unchanged from those last reported in the Company’s Schedule 14A, except for the notice dates set forth above.

THE AUDIT COMMITTEE

The Company maintains an Audit Committee that is currently composed of two members, David A. Berry and Richard F. Suja, neither of whom is an officer or employee of the Company or any parent or subsidiary of the Company. Further, neither Mr. Berry nor Mr. Suja has any other material relationship with the Company that would interfere with their exercise of independent judgment. The Board has determined that Mr. Berry and Mr. Suja are "independent" and "financially sophisticated" as such terms are defined by the NYSE Amex.

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

Chief Executive Officer Compensation

The Company’s Board of Directors considered a variety of factors when determining the compensation to be paid to the Company’s Chief Executive Officer. Ms. Mayberry was paid $200,000 in salary during the fiscal year ended June 30, 2012 pursuant to her employment contract. The Board of Directors based Ms. Mayberry’s compensation on her record of performance for other companies and for the skills and expertise that she offered the Company. The Board of Directors also considered salaries paid to comparable executives by peer companies.

Chief Financial Officer Compensation

Randy Butler was paid $130,000 in salary during the fiscal period ended June 30, 2012 pursuant to his employment agreement. The Board of Directors based Mr. Butler’s compensation on his record of performance for other companies and for the skills and expertise that he offered the Company. The Board of Directors also considered salaries paid to comparable executives by peer companies.

Compensation for Named Executives

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company’s past three fiscal periods ended June 30, 2012, 2011 and 2010 by our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer. The Company had no other executive officers during fiscal 2012.

EXECUTIVE COMPENSATION TABLE

	Fiscal Period
	Ended
	June 30, 2012	Annual Salary	Annual Bonus	Stock	Other
Name and Principal Position	2011 and 2010	Compensation	Compensation	Awards	Compensation	Total
John F. Fisbeck, CEO, 1	2010	$180,000				$180,000
P. Andy Rayl, COO, 2	2011	$99,000				$99,000
	2010	$105,000				$105,000
Tena Mayberry, CEO, 3	2012	$200,000	$30,000	$5,1007		$235,107
	2011	$200,000	$25,000	$13,4005		$238,405
	2010	$180,000	$20,000			$200,000
Randy Butler, CFO, 4	2012	$130,000	$30,000	$2,5508		$162,558
	2011	$130,000	$10,000	$10,0506		$150,056
	2010	$130,000				$130,000

(1)	John Fisbeck’s term as the Company’s CEO ended on January 15, 2010, when he resigned from the Company.

(2)	P. Andy Rayl was employed as the Company’s COO from May 8, 2008 to April 1, 2011.

(3)	Tena Mayberry began her term as the Company’s President on April 13, 2009 and as the Company’s CEO on January 1, 2010.

(4)	Randy Butler began his term as the Company’s Chief Financial Officer on April 2, 2009.

(5)	Represents the aggregate fair value of 20,000 shares of unrestricted common stock granted on April 6, 2011 at a price of $0.67 per share, which represents the closing price of the Company’s shares on the grant date.

(6)	Represents the aggregate fair value of 15,000 shares of unrestricted common stock granted on April 6, 2011 at a price of $0.67 per share, which represents the closing price of the Company’s shares on the grant date.

(7)	Represents the aggregate fair value of 10,000 shares of unrestricted common stock granted on February 20, 2012 at a price of $0.51 per share, which represents the closing price of the Company’s shares on the grant date.

(8)	Represents the aggregate fair value of 5,000 shares of unrestricted common stock granted on February 20, 2012 at a price of $0.51 per share, which represents the closing price of the Company’s shares on the grant date.

Grant of Plan Based Awards

On April 6, 2011, Tena Mayberry was awarded 20,000 shares of common stock in accordance with her employment agreement.

On April 6, 2011, Randy Butler was awarded 15,000 shares of common stock in accordance with his employment agreement.

On February 20, 2012, Tena Mayberry was awarded 10,000 shares of common stock in accordance with her employment agreement.

On February 20, 2012, Randy Butler was awarded 5,000 shares of common stock in accordance with her employment agreement.

No other plan-based awards were made to the named executive officers during the fiscal period ended June 30, 2012, 2011 and 2010.

Outstanding Equity Awards

There were no outstanding equity awards for the named executive officers as of the end of the fiscal period ended June 30, 2012.

Option Exercises and Vested Stock

There were no option/SAR exercises during the fiscal period ended June 30, 2012 by any of the named executive officers and there are currently no outstanding unexercised options or SARs held by any of the named executive officers.

Pension Benefits

None of the named executive officers held any pension benefits as of the end of the fiscal period ended June 30, 2012.

Non-Qualified Deferred Compensation Plans

None of the named executive officers was the beneficiary of any non-qualified deferred compensation plan during the fiscal period ended June 30, 2012.

Compensation of Directors

The following table sets forth the compensation paid to all Directors of the Company during the fiscal period ended June 30, 2012:

DIRECTOR COMPENSATION TABLE

	Fees Earned or	All Other
Name	paid in Cash	Compensation	Total

David A. Berry	$12,000		$12,000
Richard F. Suja	$12,000		$12,000
Paul J. Hayes	$12,000		$12,000

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

Compensation Committee Interlocks and Insider Participation

There were no compensation committee interlocks or insider participation during the fiscal period ended June 30, 2012.

Compensation Committee Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis set forth above and based upon this review and discussions the Board of Directors has recommended inclusion of that Compensation Discussion and Analysis in this Annual Report on Form 10-K.

David A. Berry

Richard F. Suja

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Shares Authorized for Issuance under Equity Compensation Plans

The following information presents a summary of the Company’s equity compensation plans as of June 30, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise priceof outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity Compensation Plan Approved by Shareholders (1)	890,783	$0.00	109,217
Total	890,783	$0.00	109,217

(1)	Includes the 2006 Equity Incentive Plan

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of June 30, 2012 with respect to the only persons or groups known to the Company who may be deemed to beneficially own more than five percent of the Company’s voting securities (i.e. Common Stock).

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Common Stock	Carter M. Fortune 6402 Corporate Drive Indianapolis, IN 46278	7,344,687	(2)	60%

(1)	As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after June 30, 2012. "Beneficial ownership" also includes that ownership of shares that may be imputed to any control group of the Company.
(2)	As the sole member of 14 West, LLC, Carter M. Fortune has sole voting and dispositive power over 1,259,834 (10%) shares of the Company’s Common Stock held by that entity, therefore 1,259,834 shares are included within the beneficial holdings of Mr. Fortune in the above table.

Security Ownership of Management

The following table sets forth information as of June 30, 2012 with respect to (i) each current Director, (ii) all individuals currently serving as the Company’s executive officers (as defined in Item 402(a)(3) of Regulation S-K) as of the above date, and (iii) all current Directors and all such executive officers as a group. Unless otherwise noted, each holder has sole voting and investment power with respect to the shares of the listed securities. An asterisk (*) indicates beneficial ownership of less than one percent.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Common Stock	Carter M. Fortune 6402 Corporate Drive Indianapolis, IN 46278	7,344,687	(2)	60%
Common Stock	David A. Berry 6402 Corporate Drive Indianapolis, IN 46278	10,000		*
Common Stock	Tena Mayberry 6402 Corporate Drive Indianapolis, IN 46278	50,000		*
Common Stock	Randy Butler 6402 Corporate Drive Indianapolis, IN 46278	30,000		*
Common Stock	All current executive officers and Directors as a group	7,434,687		61%

(1)	As used in this table, "beneficial ownership" of securities means the sole or shared power to vote, or to direct the voting of, such securities, or the sole or shared investment power with respect to such securities, including the power to dispose of, or to direct the disposition of, such securities. In addition, for purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person had the right to acquire within 60 days after June 30, 2012.
(2)	As the sole member of 14 West, LLC, Carter M. Fortune has sole voting and dispositive power over 1,259,834 (10%) shares of the Company’s Common Stock held by that entity, therefore 1,259,834 shares are included within the beneficial holdings of Mr. Fortune in the above table.

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

Further details of this transaction can be found in the Form 8-K filed on March 26, 2012 and the Agreement and Plan of Merger which was attached as Exhibit 10.1 of the Form 8-K. Additional information has been provided in a Fortune Proxy Statement Form 14-A filed on May 22, 2012 and Fortune Schedule 13E-3 filed on May 29, 2012.

On September 20, 2012, the Company announced that it has reached an agreement in principal to restructure its current merger agreement by planning to enter into an amended merger agreement with Ide Management Group, LLC (“Ide”), a skilled nursing facility management group headquartered in Greenfield, Indiana (the “Amended Agreement”). The Amended Agreement is subject to final documentation, completion of due diligence, regulatory compliance and other normal contingencies. Once completed, a revised Proxy Statement and the Amended Agreement will be filed with the SEC for review. Further, the Amended Agreement will result in the Company remaining registered with the Securities and Exchange Commission, and it is anticipated that it will continue to be publicly traded. Current shareholders of the Company will continue to own their Company shares.

In connection with the Amended Agreement, the Company will exchange all of its professional employer organization (“PEO”) subsidiaries for all of the common and preferred shares owned by the late Carter M. Fortune and by CEP, Inc., a Tennessee corporation which had previously entered into a merger agreement with the Company to acquire all the Company’s PEO operations. As a result of the revised transaction structure, the Company will cease being in the PEO business and through its newly acquired Ide subsidiaries, will operate a chain of over 20 skilled nursing facilities located in Indiana, Illinois, Iowa and Wisconsin.

The Amended Agreement provides that Ide will merge with a to-be formed subsidiary of the Company, and become a wholly-owned subsidiary of the Company. Mark Ide, the sole member of Ide, will receive sufficient shares of the Company in exchange for full ownership of Ide. As a result, Mr. Ide will own a substantial majority of the Company shares. In addition, Ide will pay the Company three hundred thousand dollars ($300,000) as part of the transaction, which has been deposited into an escrow account with an independent third-party bank. The terms and conditions of the escrow agreement and the revised merger transaction are more fully described in the Company’s Form 8-K filed on September 20, 2012.

Mr. Fortune has pledged his ownership holdings in the Company as collateral on certain personal debt obligations. Mr. Fortune passed away on August 25, 2012. If Mr. Fortune’s shares in the Company are not sold through the aforementioned transactions, or by some other similar transaction, and if his estate were to default on these debt obligations and the collateral is called upon by the lending institution, it could result in a potential change in control of the Company if the default may not be cured by the majority shareholder through some other means.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company holds various operating leases for the rental of properties with Fisbeck-Fortune Development, LLC, a Company owned by its majority shareholder, the Chairman of the Board. The Company pays certain expenses including taxes, assessments, maintenance and repairs under terms of the leases. Rent expense of $45 was recognized in fiscal period 2012 under these agreements. This lease was terminated on April 1, 2012.

Effective November 30, 2008, the Company approved a transaction to sell all of the outstanding shares of common stock of its wholly owned subsidiaries, James H Drew Corporation, Nor-Cote International, Inc., Fortune Wireless, Inc. and Commercial Solutions, Inc. The subsidiaries were sold to related party entities owned by the Company’s majority shareholders in exchange for a $10,000 reduction in the outstanding balance of the term loan note due to the majority shareholder and a three year term promissory note receivable in the amount of $3,500 whose maturity date was extended to June 30, 2012.  The promissory note receivable bears interest at prime plus 1% and is interest only for the first twelve months, with $50 and $100 monthly principal payments due in years two and three, respectively. The unpaid balance at maturity is due in lump sum payment. As of the date of this filing, the promissory note receivable was still outstanding and the Board is considering an additional extension.

Effective December 31, 2010, the Company revised its estimate regarding the collectability of the term note receivable.  Based on this change in estimate, the Company reclassified the note receivable as a reduction to its outstanding preferred stock as prescribed by a Security Agreement between the Company and the related party.  Under terms of this Security Agreement and in the event of default of the term note receivable, the Company obtains the right to equal value of the preferred stock as defined including but not limited to title, interest and dividends.  As of June 30, 2012 and the date of this filing, the Company has no intention to convert the note receivable in the foreseeable future.

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

Item 14. Principal Accountant Fees and Services.

Our financial statements for the fiscal period ended June 30, 2012 were certified by Somerset CPA’s, P.C. (“Somerset”). The following table sets forth the aggregate fees billed to the Company by Somerset:

	Fiscal 2012	Fiscal 2011

Audit Fees	$245,000	$295,000
Audit Related Fees	90,000	100,000
Tax Fees	255,000	225,000
All Other Fees	-	-
	$590,000	$620,000

Audit Fees: The aggregate fees billed in each of the fiscal periods ended June 30, 2012 and 2011 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. These fees also include five statutory audits for certain wholly owned subsidiaries of the Company.

Audit Related Fees: The aggregate fees billed in each of the fiscal periods ended June 30, 2012 and 2011 for professional services rendered by the principal accountant for audit related fees including, primarily, consultations on various accounting and reporting matters.

Tax Fees: The aggregate fees billed in each of the fiscal periods ended June 30, 2012 and 2011 for professional services rendered by the principal accountant for tax compliance Federal and State advice.

All Other Fees: For the fiscal periods ended June 30, 2012 and 2011, the Company was not billed any additional fees for services by Somerset other than the services covered under the captions "Audit Fees", "Audit Related Fees" and "Tax Fees" above.

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

POLICIES RELATED TO PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has pre-approval policies and procedures, pursuant to which the Audit Committee approves the audit and permissible non-audit services provided by Somerset. The Audit Committee’s pre-approval policy is as follows: consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee, some such services require specific approvals, whereas other services are granted general pre-approval. All requests or applications for services to be provided by the independent registered public accounting firm that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer and must include a detailed description of the services to be rendered. The Chief Financial Officer will determine whether such services are included within the list of services that have received the general pre-approval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor. Requests or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the Securities and Exchange Commission‘s (“SEC’s”) rules on auditor independence. The Chief Financial Officer will immediately report any breach of this policy that comes to the attention of the Chief Financial Officer or any member of management to the chairman of the Audit Committee. Pursuant to these procedures, the Audit Committee approved the foregoing audit and permissible non-audit services provided by Somerset in fiscal 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following financial statements, schedules and exhibits are filed as part of this Report:

(1)	Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page 20 of this Report.

(2)	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3)	List of Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Share Exchange entered into April 13, 2007 (1)

3.1	Second Amended and Restated Articles of Incorporation (2)

3.2	Second Amended and Restated Code of Bylaws (3)

10.1	Term Loan Note (4)

21.1	List of subsidiaries (5)

23.1	Consent of Independent Registered Public Accounting Firm (5)

31.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Tena Mayberry. (5)

31.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randy Butler. (5)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Tena Mayberry. (5)

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randy Butler. (5)

Notes to Exhibits:

1.	This exhibit is incorporated by reference from the Company’s Current Report on Form 8-K, dated April 19, 2007.

2.	This exhibit is incorporated by reference from the Company’s Annual Report on Form 10-K, dated September 28, 2009.

3.	This exhibit is incorporated by reference from the Company’s Current Report on Form 8-K, dated December 27, 2006.

4.	This exhibit is incorporated by reference from the Company’s Current Report on Form 8-K, dated June 5, 2008.

5.	Attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE INDUSTRIES, INC.

Date: September 28, 2012	By:	/s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date: September 28, 2012	By:	/s/ Randy Butler
Randy Butler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2012	/s/ David A. Berry
David A. Berry, Director

Date: September 28, 2012	/s/ Richard F. Suja
Richard F. Suja, Director

