Form 10-Q
period 2012-09-30
FORTUNE INDUSTRIES, INC.
filed 2012-11-14
CIK 851249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐ No ☒

As of November 14, 2012, 12,287,290 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.

FORM 10-Q

For The Quarterly Period Ended September 30, 2012

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	September 30,	June 30,
	2012	2012

ASSETS
CURRENT ASSETS

Cash and equivalents	$6,033	$5,312

Restricted cash (Note 1)	2,397	2,397

Accounts receivable, net of allowance for doubtful accounts of $77 and $15	2,322	3,092

Deferred tax asset	1,500	1,500

Prepaid expenses and other current assets	975	483

Total Current Assets	13,227	12,784

OTHER ASSETS

Property, plant & equipment, net of accumulated depreciation of $1,821 and $1,799	116	139

Deferred tax asset	1,250	1,250

Goodwill	12,379	12,379

Other intangible assets, net of accumulated amortization of $2,710 and $2,609	1,943	2,044

Other long-term assets	69	66

Total Other Assets	15,757	15,878

TOTAL ASSETS	$28,984	$28,662

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(DOLLARS IN THOUSANDS)

	September 30,	June 30,
	2012	2012

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$649	$881

Workers' compensation reserves	468	632

Customer deposits	96	92

Accrued expenses	7,398	7,085

Total Current Liabilities	8,611	8,690

LONG-TERM LIABILITIES

Workers' compensation reserves	624	624

Total Liabilities	9,235	9,314

SHAREHOLDERS' EQUITY (NOTE 3)

Common stock, $0.10 par value; 150,000,000 authorized; 12,287,290 issued and outstanding at September 30, 2012 and June 30, 2012	1,226	1,226

Series C preferred stock, $0.10 par value; 1,000,000 authorized; 296,180 issued and outstanding at September 30, 2012 and June 30, 2012	27,133	27,133

Treasury stock, at cost, 214,444 shares at September 30, 2012 and June 30, 2012	(809)	(809)

Additional paid-in capital and warrants outstanding	20,383	20,383

Accumulated deficit	(28,184)	(28,585)

Total Shareholders' Equity	19,749	19,348

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,984	$28,662

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended
	September 30,	September 30,
	2012	2011

REVENUES	$13,760	$15,795

COST OF REVENUES	10,514	12,544

GROSS PROFIT	3,246	3,251

OPERATING EXPENSES

Selling, general and administrative expenses	2,245	2,363

Depreciation and amortization	130	133

Total Operating Expenses	2,375	2,496

OPERATING INCOME	871	755

OTHER INCOME (EXPENSE)

Interest income	6	11

Interest expense	-	(5)

Other income	-	3

Total Other Income (Expense)	6	9

INCOME BEFORE PROVISION FOR INCOME TAXES	877	764

Provision for income taxes	69	34

NET INCOME	808	730

Preferred stock dividends	407	339

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$401	$391

BASIC INCOME PER COMMON SHARE	$0.03	$0.03

Basic Weighted Average Shares Outstanding	12,287,290	12,270,790

DILUTED INCOME PER COMMON SHARE	$0.03	$0.03

Diluted Weighted Average Shares Outstanding	14,593,290	14,634,740

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)

				Additional
				Paid-in Capital		Total
	Common	Preferred	Treasury	and Warrants	Accumulated	Shareholders'
	Stock	Stock	Stock	Outstanding	Deficit	Equity

BALANCE AT JUNE 30, 2012 (Audited)	$1,226	$27,133	$(809)	$20,383	$(28,585)	$19,348

Net income	-	-	-	-	808	808
Preferred stock dividends	-	-	-	-	(407)	(407)

BALANCE AT SEPTEMBER 30, 2012 (Unaudited)	$1,226	$27,133	$(809)	$20,383	$(28,184)	$19,749

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Three Months Ended
	September 30,	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$808	$730
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	130	129
Provision for losses on accounts receivable	62	-
Changes in certain operating assets and liabilities:
Accounts receivable	708	(168)
Prepaid assets and other current assets	(492)	202
Other long-term assets	(3)	(41)
Accounts payable	(232)	311
Workers' compensation reserves	(164)	444
Customer deposits	4	(2,439)
Accrued expenses	313	581
Net Cash Provided by (Used In) Operating Activities	1,134	(251)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6)	-
Net Cash Used in Investing Activities	(6)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	-	(125)
Dividends paid on preferred stock	(407)	(339)
Net Cash Used in Financing Activities	(407)	(464)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	721	(715)

CASH AND EQUIVALENTS
Beginning of Period	5,312	6,036

End of Period	$6,033	$5,321

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

6

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Three Months Ended
	September 30,	September 30,
	2012	2011
SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$5

Income taxes paid	$69	$34

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,

EXCEPT PER SHARE DATA)

(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2012 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”). The consolidated balance sheet at June 30, 2012 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company’s consolidated balance sheet at September 30, 2012 and the consolidated statements of operations, cash flows and shareholders’ equity for the period ended September 30, 2012 have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The Company has evaluated subsequent events through the time these financial statements in the Form 10-Q report were filed with the Securities and Exchange Commission. The operating results for the three month period ended September 30, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

The Company bills its clients under Professional Services Agreements as licensed PEOs.  The billing includes amounts for the client’s gross wages, payroll taxes, employee benefits, workers’ compensation insurance and an administration fee.  The administration fee charged by the Company is typically a percentage of the gross payroll and is sufficient to allow the Company to provide payroll administration services, human resources consulting services, worksite safety training, and employment regulatory compliance.

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

Through the co-employment contractual relationship, the Company becomes the employer of record for all payroll related taxes and, as such, all payroll-related taxes are filed on the Company’s federal, state, and local tax identification numbers with the exception of states that require client identification for state unemployment taxes.  The clients are not required to file any payroll related taxes on their own behalf.  The calculations of amounts the Company owes and pays the various government and employment insurance vendors are based on the experience levels and activity of the Company and its clients.

Restricted Cash: Restricted cash includes certificates of deposits for letters of credit issued to collateralize the Company’s obligations under its various workers’ compensation programs and certain general insurance coverage. At September 30, 2012, the Company had $2,395 in total restricted cash. Of this amount, $2,125 is restricted for its various workers’ compensation programs in accordance with terms of insurance carrier agreements, and the remainder is restricted for certain standby letters of credit in accordance with various state regulations.

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

The Company has elected to perform the annual impairment assessment of recorded goodwill and other indefinite-lived intangible assets as of the end of its fiscal year. Management has assessed qualitative factors, to determine whether it is necessary to perform the two-step quantitative impairment test, and determined it is more likely than not that its fair value exceeds the carrying amount.

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

NOTE 2– EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock. During the three month period ended September 30, 2012, no restricted share units were issued under this plan.

NOTE 3- SHAREHOLDERS’ EQUITY

Common Stock

The Company did not issue any shares of common stock during the three month period ended September 30, 2012.

Preferred Stock

On September 25, 2009, the Company reached an agreement with the Chairman to amend the dividend rates on the Series C Preferred Stock with an effective date of July 1, 2009. From the effective date forward the Series C Preferred Stock will bear an annual dividend of $2 per share in the years ending June 30, 2010 and 2011, $5 per share in the year ending June 30, 2012, $6 per share in the year ending June 30, 2013 and $7 per share thereafter. All other items of the Series C Preferred Shares remained unchanged. Dividends of $407 and $339 were declared for the three months ended September 30, 2012 and September 30, 2011 respectively.

Effective December 31, 2010, the Company revised its estimate regarding the collectability of its $2,500 term note receivable with a related party. Based on this change in estimate, the Company reclassified the note receivable as a reduction to its outstanding preferred stock as prescribed by a Security Agreement between the Company and the related party. Under terms of this Security Agreement and in the event of default of the term note receivable, the Company obtains the right to equal value of the preferred stock as defined including but not limited to title, interest and dividends. As of September 30, 2012 and the date of this filing, the Company has no intention to convert the note receivable in the foreseeable future.

NOTE 4- INCOME TAXES

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported, if at September 30, 2012, the Company had federal tax operating losses based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

This evidence includes consideration of various uncertainties that management has identified as risk factors to the Company. Recent events, including significant turmoil within the domestic and foreign financial markets, healthcare legislation and increasing unemployment tax rates and taxable wage thresholds, more than likely are expected to contribute to atypical customer attrition and decreased gross profits. Additionally, since the divesture of certain segments in fiscal 2009 unrelated to the Company’s current focus of full service human resources, the Company has had positive results for the last five fiscal periods for financial reporting purposes including the current period. However, the Company has not evidenced a similar trend for income tax reporting purposes, experiencing net operating losses in four of prior seven fiscal periods, with the current, 2012 and 2011 fiscal years as the exception. These taxable losses are primarily the result of permanent timing differences related to the amortization of certain intangible assets for income tax purposes through 2022. The Company’s deferred tax assets and liabilities are susceptible to erratic changes due to the inherent unpredictable nature of the Company’s insurance claim liabilities and sensitivity to unemployment and wage volatility. Changes in the economy and federal and state legislature, both favorable and unfavorable, will impact management’s assumptions and estimates in future periods.

After consideration of the evidence, both positive and negative, management has determined that a $5.0 million and $5.3 million valuation allowance at September 30, 2012 and June 30, 2012, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance is $0.3 million for the three months ended September 30, 2012. The Company has federal net operating loss carry forwards of approximately $10.2 million and $10.8 million at September 30, 2012 and June 30, 2012, respectively, which expire between 2021 and 2030. The Company has state net operating loss carry forwards of approximately $10.3 million and $11.0 million at September 30, 2012 and June 30, 2012, respectively.

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

Actual events and results involve risks and uncertainties and may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors.  Factors that might cause or contribute to such differences, include, but are not limited to, the risks and uncertainties that are discussed under the heading “Risk Factors” disclosed within Form 10-K for the year ended June 30, 2012. Readers should carefully review the risk factors referred to above and the other documents filed by the Company with the Securities and Exchange Commission.

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

In connection with the Amended Agreement, the Company will exchange all of its professional employer organization (“PEO”) subsidiaries for all of the common and preferred shares owned by the late Carter M. Fortune and by CEP, Inc., a Tennessee corporation which had previously entered into a merger agreement with the Company to acquire all the Company’s PEO operations. As a result of the revised transaction structure, the Company will cease being in the PEO business and through its newly acquired Ide subsidiaries, will operate a chain of approximately 30 skilled nursing facilities located in Indiana, Illinois, Iowa and Wisconsin.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies, which are in compliance with accounting principles generally accepted in the United States, require application of methodologies, estimates and judgments that have a significant impact on the results reported in the Company’s financial statements. Those policies that, in the belief of management, are critical and require the use of complex judgment in their application, are disclosed on the Company’s Form 10-K for the year ended June 30, 2012. Since June 30, 2012, there have been no material changes to the Company’s critical accounting policies, except for the following:

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

Other new pronouncements issued but not effective until after September 30, 2012, are not expected to have a significant effect on the Company’s consolidated financial statements.

Income Taxes

Deferred tax assets are recognized for taxable temporary differences, tax credit and net operating loss carry forwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. For this purpose, management considered evidence, both positive and negative, regarding various uncertainties identified as risk factors to the Company. Recent events, including significant turmoil within the domestic and foreign financial markets, healthcare legislation and increasing unemployment tax rates and taxable wage thresholds, more than likely are expected to contribute to atypical customer attrition and decreased gross profits. Additionally, since the divesture of certain segments in fiscal 2009 unrelated to the Company’s current focus of full service human resources, the Company has had positive results for the last five fiscal periods for financial reporting purposes, including the current period. However, the Company has not evidenced a similar trend for income tax reporting purposes, experiencing net operating losses in four of prior seven fiscal periods, with the current, 2012 and 2011 fiscal years as the exception. These taxable losses are primarily the result of permanent timing differences related to the amortization of certain intangible assets for income tax purposes through 2022. The Company’s deferred tax assets and liabilities are susceptible to erratic changes due to the inherent unpredictable nature of the Company’s insurance claim liabilities and sensitivity to unemployment and wage volatility. Changes in the economy and federal and state legislature, both favorable and unfavorable, will impact management’s assumptions and estimates in future periods.

As of September 30, 2012, management has determined that a 86% valuation allowance against the Company’s $4.0 million component of deferred tax assets generated by the net operating loss carry forward of $10.2 million is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. This represents a decrease from the prior fiscal year’s 87% allowance as the Company experienced positive taxable earnings in the current fiscal year for the third time in seven years. As a result, management elected to limit the valuation allowance release to 14% as the Company has not established a significant historical trend of taxable earnings. As of September 30, 2012, management has also determined that a $1.5 million valuation allowance against the Company’s $3.8 million of deferred tax assets generated by book versus tax differences of certain assets and liabilities is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. This 40% valuation allowance represents a decrease from the prior fiscal year’s 42% due to the aforementioned earnings trend. The Company released $0.3 million of the valuation allowance in fiscal 2013 due to the positive earnings in the Company’s operations and projected earnings for the remainder of fiscal 2013 and 2014.

As of June 30, 2012, management had determined that a 87% valuation allowance against the Company’s $4.3 million component of deferred tax assets generated by the net operating loss carry forward of $10.8 million was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. This represented a decrease from the prior fiscal year’s 90% allowance as the Company experienced positive taxable earnings in the 2012 fiscal year for the second time in six years. As a result, management elected to limit the valuation allowance release to 13% as the Company had not established a significant historical trend of taxable earnings. As of June 30, 2012, management had also determined that a $1.6 million valuation allowance against the Company’s $3.8 million of deferred tax assets generated by book versus tax differences of certain assets and liabilities was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. This 42% valuation allowance represented a decrease from the prior fiscal year’s 43% due to the aforementioned earnings trend. The Company released $0.9 million of the valuation allowance in fiscal 2012 due to the positive earnings in the Company’s operations and projected earnings for 2013 and 2014.

RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

Executive Overview of Financial Results

Gross billings for the three month periods ended September 30, 2012 and September 30, 2011 were $116.0 million and $134.9 million, respectively.

Results of operations for the three month periods ended September 30, 2012 and September 30, 2011 are as follows:

	Revenue for the		Operating income for the
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Business Solutions	$13,760	$15,795	$872	$755
Holding Company	0	0	0	0
Company Totals	$13,760	$15,795	$872	$755

Net Income Available to Common Shareholders			$401	$391

Net income available to common stock shareholders was $0.40 million or $0.03 per diluted share on revenue of $13.8 million for the three month period ended September 30, 2012 compared with net income available to common stock shareholders of $0.39 million or $0.03 per diluted share on revenue of $15.8 million for the three month period ended September 30, 2011. This represents a $2.0 million or 12.9% decrease in revenue and a $0.01 million or 2.6% increase in net income.

The decrease in revenue for the three month period ended September 30, 2012 is primarily due to the loss of a major client at both CSM and ESG effective December 31, 2011. Both clients had been with CSM or ESG over ten years and had grown to the size that they could realize some material economies of scale by bringing the service in-house.

The increase in net income available to common shareholders for the three month period ended September 30, 2012 is due to a decrease in selling, general and administrative expenses which more than offset the increase in preferred stock dividends.

Results are described in further detail as follows:

Operating results for three month periods ended September 30, 2012 and September 30, 2011 are as follows:

	Three Month Period Ended
	September 30, 2012		September 30, 2011
	(Dollars in thousands)
Revenues	$13,760	100.0%	$15,795	100.0%
Cost of revenues	10,514	76.4%	12,544	79.4%
Gross profit	3,246	23.6%	3,251	20.6%

Operating expenses
Selling, general and admin	2,245	16.3%	2,363	15.0%
Depreciation and amortization	130	0.9%	133	0.8%
Total operating expenses	2,375	17.3%	2,496	15.8%

Segment operating income	$871	6.3%	$755	4.8%

Revenue

Revenue for the three month period ended September 30, 2012 was $13.8 million, compared to $15.8 million for the three month period ended September 30, 2011, a decrease of $2.0 million or 12.9%. Revenue decreased primarily due to the loss of a major client at both CSM and ESG effective December 31, 2011. Total worksite employee count is down 1,725 employees or 11.4% from September 30, 2011. We continue to focus on growing in our target client size of 5-100 employees.

Gross Profit

Gross profit for the three month period ended September 30, 2012 was $3.2 million, representing 23.6% of revenue, compared to $3.3 million, representing 20.6% of revenue for the three month period ended September 30, 2011. Despite a 12.9% decrease in revenue, gross profit dollars remained constant due to $0.37 million increase in profitability in our workers comp program.

Operating Income

Operating income for the three month period ended September 30, 2012 was $0.87 million, compared to operating income of $0.76 million for the three month period ended September 30, 2011, an increase of $0.12 million or 15.5% due to a decrease in our selling, general and administrative expense of $0.12 million.

Interest Expense

Interest expense was $0.0 million for the three month period ended September 30, 2012, compared to $0.005 million for the three month period ended September 30, 2011, a decrease of $0.005 million due to the payoff of the term note in April, 2012.

Income Taxes

Income tax expense was $0.07 and $0.03 million for the three months ended September 30, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents and proceeds from debt borrowings. We had cash and equivalents of $6.0 million at September 30, 2012 and $5.3 million at June 30, 2012. The increase is primarily due to net income for the first three months of $0.81 million.

We had working capital of $4.6 million at September 30, 2012 compared with $4.1 million at June 30, 2012. The increase in working capital was a direct result of our first quarter net income available to shareholders of $0.4 million. Current assets are primarily comprised of cash and equivalents and net accounts receivable. Current liabilities are primarily comprised of accounts payable, workers compensation reserves and accrued expenses.

The Company is required to collateralize its obligations under its workers’ compensation and certain general insurance coverage. The Company uses its cash and cash equivalents to collateralize these obligations. Restricted cash was approximately $2.4 million and $2.4 million at September 30, 2012 and June 30, 2012, respectively.

Cash Flows

Cash flows provided by (used in) operations for the three month periods ended September 30, 2012 and September 30, 2011 were $1.1 million and ($0.25) million, respectively. The increase is primarily due to a small increase in customer deposits of $0.04 million in Q1 2013 compared to a $2.44 million decrease in Q1 2012.

Cash flows used in investing activities for the three month period ended September 30, 2012 and September 30, 2011 were $0.006 million and $0.0 million, respectively. The change was due to capital expenditures at CSM.

Cash flows used in financing activities was $0.41 million for the three month period ended September 30, 2012 compared to $0.46 million for the three month period ended September 30, 2011. The decrease is due to the payoff of the term debt in April, 2012 which saved $0.125 million which offset the increase in dividend expense of $0.07 million.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes to the Company’s contractual obligations from those disclosed in the Form 10-K for the year ended June 30, 2012 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

OFF BALANCE SHEET ARRANGEMENTS

As is common in the industry we operate in, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with guarantees and letter of credit obligations.

Guarantees

Significant portions of our letters of credit are personally guaranteed by the estate of the Company’s former Chairman. Future changes to these guarantees would affect financing capacity of the Company.

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under workers’ compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this situation were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future. As of September 30, 2012, we had approximately $2.4 million in restricted cash primarily to secure obligations under our PEO contracts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended June 30, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President/Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our President/Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the President/Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based upon this assessment, we determined that our internal control over financial reporting as of September 30, 2012 was effective.

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

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on Form 10-K for the year ended June 30, 2012.

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

In connection with the Amended Agreement, the Company will exchange all of its professional employer organization (“PEO”) subsidiaries for all of the common and preferred shares owned by the late Carter M. Fortune and by CEP, Inc., a Tennessee corporation which had previously entered into a merger agreement with the Company to acquire all the Company’s PEO operations. As a result of the revised transaction structure, the Company will cease being in the PEO business and through its newly acquired Ide subsidiaries, will operate a chain of approximately 30 skilled nursing facilities located in Indiana, Illinois, Iowa and Wisconsin.

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

Fortune Industries, Inc.
(Registrant)

Date: November 14, 2012	By: /s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date: November 14, 2012	By: /s/ Randy E. Butler
Randy E. Butler,
Chief Financial Officer

