Form 10-Q/A
period 2012-09-30
FORTUNE INDUSTRIES, INC.
filed 2013-01-07
CIK 851249

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Fortune Industries, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 as filed with the Securities and Exchange Commission on November 14, 2012 in the form of a Form 10-Q is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes for the Form 10-Q formatted in (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Item 1. Exhibits

The following exhibits are included herein:

31.1*	Rule 15d-14(a) Certification of CEO
31.2*	Rule 15d-14(a) Certification of CFO
32.1*	Section 1350 Certification of CEO
32.2*	Section 1350 Certification of CFO
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

*	Filed as an exhibit to the original Form 10-Q for the quarterly period ended September 30, 2012, filed with the SEC on November 14, 2012.

**	Attached hereto.

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortune Industries, Inc.
(Registrant)

Date: January 7, 2013	By: /s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date: January 7, 2013	By: /s/ Randy E. Butler
Randy E. Butler,
Chief Financial Officer

3