Form 10-Q
period 2012-12-31
FORTUNE INDUSTRIES, INC.
filed 2013-02-14
CIK 851249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Yes ☐ No ☒

As of February 11, 2013, 12,287,290 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.

FORM 10-Q

For The Quarterly Period Ended December 31, 2012

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	December 31,	June 30,
	2012	2012

ASSETS
CURRENT ASSETS

Cash and equivalents	$6,430	$5,312
Restricted cash (Note 1)	2,123	2,397
Accounts receivable, net of allowance for doubtful accounts of $147 and $15	2,814	3,092
Deferred tax asset	1,500	1,500
Prepaid expenses and other current assets	502	483
Total Current Assets	13,369	12,784

OTHER ASSETS
Property, plant & equipment, net of accumulated depreciation of $1,850 and $1,799	173	139
Deferred tax asset	1,250	1,250
Goodwill	12,379	12,379
Other intangible assets, net of accumulated amortization of $2,755 and $2,609	1,841	2,044
Other long-term assets	59	66
Total Other Assets	15,702	15,878

TOTAL ASSETS	$29,071	$28,662

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(DOLLARS IN THOUSANDS)

	December 31,	June 30,
	2012	2012

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$508	$881
Workers' compensation reserves	558	632
Customer deposits	92	92
Accrued expenses	7,425	7,085
Total Current Liabilities	8,583	8,690

LONG-TERM LIABILITIES
Workers' compensation reserves	624	624

Total Liabilities	9,207	9,314

SHAREHOLDERS' EQUITY (NOTE 3)

Common stock, $0.10 par value; 150,000,000 authorized; 12,287,290 issued and outstanding at December 31, 2012 and June 30, 2012	1,226	1,226
Series C preferred stock, $0.10 par value; 1,000,000 authorized; 296,180 issued and outstanding at December 31, 2012 and June 30, 2012	27,133	27,133
Treasury stock, at cost, 214,444 shares at December 31, 2012 and June 30, 2012	(809)	(809)
Additional paid-in capital and warrants outstanding	20,383	20,383
Accumulated deficit	(28,069)	(28,585)
Total Shareholders' Equity	19,864	19,348

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,071	$28,662

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011

REVENUES	$13,739	$14,836	$27,499	$30,631
COST OF REVENUES	10,551	11,726	21,065	24,272

GROSS PROFIT	3,188	3,110	6,434	6,359

OPERATING EXPENSES
Selling, general and administrative expenses	2,523	2,553	4,768	4,916
Depreciation and amortization	131	133	261	267
Total Operating Expenses	2,654	2,686	5,029	5,183
OPERATING INCOME	534	424	1,405	1,176

OTHER INCOME (EXPENSE)
Interest income	4	6	10	17
Interest expense	(1)	(3)	(1)	(7)
Other income	-	(4)	-	-
Total Other Income (Expense)	3	(1)	9	10
INCOME BEFORE PROVISION FOR INCOME TAXES	537	423	1,414	1,186
Provision for income taxes	15	6	84	39
NET INCOME	522	417	1,330	1,147
Preferred stock dividends	407	339	814	678

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$115	$78	$516	$469

BASIC INCOME PER COMMON SHARE	$0.01	$0.01	$0.04	$0.04

Basic Weighted Average Shares Outstanding	12,287,290	12,270,790	12,287,290	12,270,790

DILUTED INCOME PER COMMON SHARE	$0.01	$0.01	$0.04	$0.03

Diluted Weighted Average Shares Outstanding	14,593,290	14,593,290	14,593,290	14,593,290

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)

				Additional
				Paid-in Capital		Total
	Common	Preferred	Treasury	and Warrants	Accumulated	Shareholders'
	Stock	Stock	Stock	Outstanding	Deficit	Equity

BALANCE AT JUNE 30, 2012 (Audited)	$1,226	$27,133	$(809)	$20,383	$(28,585)	$19,348

Net income	-	-	-	-	1,330	1,330
Preferred stock dividends	-	-	-	-	(814)	(814)

BALANCE AT DECEMBER 31, 2012 (Unaudited)	$1,226	$27,133	$(809)	$20,383	$(28,069)	$19,864

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Six Months Ended
	December 31,	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,330	$1,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	260	267
Provision for losses on accounts receivable	132	29
Changes in certain operating assets and liabilities:
Restricted cash	274	(1)
Accounts receivable	146	(703)
Prepaid assets and other current assets	(19)	338
Other long-term assets	7	(34)
Accounts payable	(373)	188
Workers' compensation reserves	(74)	235
Customer deposits	-	(2,426)
Accrued expenses	340	2,012
Net Cash Provided by Operating Activities	2,023	1,052

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(91)	(7)
Net Cash Used in Investing Activities	(91)	(7)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	-	(250)
Dividends paid on preferred stock	(814)	(678)
Net Cash Used in Financing Activities	(814)	(928)

NET INCREASE IN CASH AND EQUIVALENTS	1,118	117

CASH AND EQUIVALENTS
Beginning of Period	5,312	6,036

End of Period	$6,430	$6,153

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

6

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Six Months Ended
	December 31,	December 31,
	2012	2011
SUPPLEMENTAL DISCLOSURES
Interest paid	$1	$8

Income taxes paid	$84	$40

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,

EXCEPT PER SHARE DATA)

(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2012 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”). The consolidated balance sheet at June 30, 2012 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company’s consolidated balance sheet at December 31, 2012 and the consolidated statements of operations, cash flows and shareholders’ equity for the period ended December 31, 2012 have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The Company has evaluated subsequent events through the time these financial statements in the Form 10-Q report were filed with the Securities and Exchange Commission. The operating results for the six month period ended December 31, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

Through the co-employment contractual relationship, the Company becomes the employer of record for all payroll related taxes and, as such, all payroll-related taxes are filed on the Company’s federal, state, and local tax identification numbers with the exception of states that require client identification for state unemployment taxes.  PEO clients are not required to file any payroll related taxes on their own behalf.  The calculations of amounts the Company owes and pays the various government and employment insurance vendors are based on the experience levels and activity of the Company and its clients.

Restricted Cash: Restricted cash includes certificates of deposits for letters of credit issued to collateralize the Company’s obligations under its various workers’ compensation programs and state licensing requirements. At December 31, 2012, the Company had $2,123 in total restricted cash. Of this amount, $1,850 is restricted for its various workers’ compensation programs in accordance with terms of insurance carrier agreements, and the remainder is restricted for certain standby letters of credit in accordance with various state regulations.

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

Workers’ Compensation: The Company's PSM, CSM and ESG subsidiaries maintain fully funded, high deductible workers compensation insurance programs. Under the insurance policies established at each company, PSM and CSM’s deductible liability is limited to $250 per incident, with an aggregate liability limit of approximately $2,000. Under the insurance policy established at ESG, the deductible liability is limited to $350 per incident, with no aggregate liability limit.

NOTE 2– EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock. During the six month period ended December 31, 2012, no restricted share units were issued under this plan.

NOTE 3- SHAREHOLDERS’ EQUITY

Common Stock

The Company did not issue any shares of common stock during the six month period ended December 31, 2012.

Preferred Stock

On September 25, 2009, the Company reached an agreement with the Chairman to amend the dividend rates on the Series C Preferred Stock with an effective date of July 1, 2009. From the effective date forward the Series C Preferred Stock will bear an annual dividend of $2 per share in the years ending June 30, 2010 and 2011, $5 per share in the year ending June 30, 2012, $6 per share in the year ending June 30, 2013 and $7 per share thereafter. All other items of the Series C Preferred Shares remained unchanged. Dividends of $814 and $678 were declared for the six months ended December 31, 2012 and December 31, 2011 respectively.

Effective December 31, 2010, the Company revised its estimate regarding the collectability of its $2,500 term note receivable with a related party. Based on this change in estimate, the Company reclassified the note receivable as a reduction to its outstanding preferred stock as prescribed by a Security Agreement between the Company and the related party. Under terms of this Security Agreement and in the event of default of the term note receivable, the Company obtains the right to equal value of the preferred stock as defined including but not limited to title, interest and dividends. As of December 31, 2012 and the date of this filing, the Company has no intention to convert the note receivable in the foreseeable future.

NOTE 4- INCOME TAXES

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported, if at December 31, 2012, the Company had federal tax operating losses based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

After consideration of the evidence, both positive and negative, management has determined that a $4.8 million and $5.3 million valuation allowance at December 31, 2012 and June 30, 2012, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance is $0.5 million for the six months ended December 31, 2012. The Company has federal net operating loss carry forwards of approximately $9.5 million and $10.8 million at December 31, 2012 and June 30, 2012, respectively, which expire between 2021 and 2030. The Company has state net operating loss carry forwards of approximately $9.7 million and $11.0 million at December 31, 2012 and June 30, 2012, respectively.

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

On September 20, 2012, the Company announced that it has reached an agreement in principal to restructure its current merger agreement by planning to enter into an amended merger agreement with Ide Management Group, LLC (“Ide”), a skilled nursing facility management group headquartered in Greenfield, Indiana (the “Amended Agreement”). However, on December 28, 2012, the Company announced that it had entered into a Termination of Escrow Agreement with Ide whereby the Company determined not to go forward with the negotiations of a definitive agreement and agreed to terminate the Escrow Agreement entered into on September 19, 2012. The escrow funds deposited by Ide pursuant to the Escrow Agreement have been disbursed to Ide.

As a result of the termination of discussions with Ide, our board of directors has authorized the Company to resume the work necessary to complete the original merger transaction with CEP, Inc. and CEP Merger Sub, Inc.

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

Other new pronouncements issued but not effective until after December 31, 2012, are not expected to have a significant effect on the Company’s consolidated financial statements.

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

As of December 31, 2012, management has determined that a 86% valuation allowance against the Company’s $3.8 million component of deferred tax assets generated by the net operating loss carry forward of $9.5 million is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. This represents a decrease from the prior fiscal year’s 87% allowance as the Company experienced positive taxable earnings in the current fiscal year for the third time in seven years. As a result, management elected to limit the valuation allowance release to 14% as the Company has not established a significant historical trend of taxable earnings. As of December 31, 2012, management has also determined that a $1.5 million valuation allowance against the Company’s $3.8 million of deferred tax assets generated by book versus tax differences of certain assets and liabilities is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. This 40% valuation allowance represents a decrease from the prior fiscal year’s 42% due to the aforementioned earnings trend. The Company released $0.5 million of the valuation allowance in fiscal 2013 due to the positive earnings in the Company’s operations and projected earnings for the remainder of fiscal 2013 and 2014.

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

RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTH PERIODS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

Executive Overview of Financial Results

Gross billings for the three month periods ended December 31, 2012 and December 31, 2011 were $129.7 million and $137.2 million, respectively.

Results of operations for the three and six month periods ended December 31, 2012 and December 31, 2011 are as follows:

	Revenue for the		Operating income for the
	Three Months Ended		Three Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
	(Dollars in thousands)
Business Solutions	$13,739	$14,836	$534	$424
Holding Company	-	-	-	-
Segment Totals	$13,739	$14,836	$534	$424

Net Income Available to Common Shareholders			$115	$78

	Revenue for the		Operating income for the
	Six Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
	(Dollars in thousands)
Business Solutions	$27,499	$30,631	$1,405	$1,176
Holding Company	-	-	-	-
Segment Totals	$27,499	$30,631	$1,405	$1,176

Net Income Available to Common Shareholders			$516	$469

Net income available to common stock shareholders was $0.12 million or $0.01 per diluted share on revenue of $13.7 million for the three month period ended December 31, 2012 compared with net income available to common stock shareholders of $0.08 million or $0.01 per diluted share on revenue of $14.8 million for the three month period ended December 31, 2011. This represents a $1.1 million or 7.4% decrease in revenue and a $0.04 million or 47.7% increase in net income.

The decrease in revenue for the three month period ended December 31, 2012 is primarily due to the loss of a major client at both CSM and ESG effective December 31, 2011. Both clients had been with CSM or ESG over ten years and had grown to the size that they could realize some material economies of scale by bringing the service in-house.

The increase in net income available to common shareholders for the three month period ended December 31, 2012 is due to an increase in gross profit from workers compensation, benefits and taxes which more than offset the increase in preferred dividends.

Net income available to common stock shareholders was $0.52 million or $0.04 per diluted share on revenue of $27.5 million for the six month period ended December 31, 2012 compared with net income available to common stock shareholders of $0.47 million or $0.04 per diluted share on revenue of $30.6 million for the six month period ended December 31, 2011. This represents a $3.1 million or 10.2% decrease in revenue and a $0.05 million or 10.0% increase in net income.

The decrease in revenue for the six month period ended December 31, 2012 is primarily due to the loss of a major client at both CSM and ESG effective December 31, 2011. Both clients had been with CSM or ESG over ten years and had grown to the size that they could realize some material economies of scale by bringing the service in-house.

The increase in net income available to common shareholders for the six month period ended December 31, 2012 is due to an increase in gross profit from workers compensation and benefits which more than offset the increase in preferred dividends.

Results are described in further detail as follows:

Operating results for three and six month periods ended December 31, 2012 and December 31, 2011 are as follows:

	Three Month Period Ended
	December 31, 2012		December 31, 2011
	(Dollars in thousands)
Revenues	$13,739	100.0%	$14,836	100.0%
Cost of revenues	10,551	76.8%	11,726	79.0%
Gross profit	3,188	23.2%	3,110	21.0%

Operating expenses
Selling, general and admin	2,523	18.3%	2,553	17.2%
Depreciation and amortization	131	1.0%	133	0.9%
Total operating expenses	2,654	19.3%	2,686	18.1%

Segment operating income	$534	3.9%	$424	2.9%

	Six Month Period Ended
	December 31, 2012		December 31, 2011
	(Dollars in thousands)
Revenues	$27,499	100.0%	$30,631	100.0%
Cost of revenues	21,065	76.6%	24,272	79.2%
Gross profit	6,434	23.4%	6,359	20.8%

Operating expenses
Selling, general and admin	4,768	17.3%	4,916	16.0%
Depreciation and amortization	261	1.0%	267	0.9%
Total operating expenses	5,029	18.3%	5,183	16.9%

Segment operating income	$1,405	5.1%	$1,176	3.8%

Revenue

Revenue for the three month period ended December 31, 2012 was $13.7 million, compared to $14.8 million for the three month period ended December 31, 2011, a decrease of $1.1 million or 7.4%. Revenue decreased primarily due to the loss of a major client at both CSM and ESG effective December 31, 2011. Total worksite employee count is down 1,047 employees or 7.2% from December 31, 2011. We continue to focus on growing in our target client size of 5-100 employees.

Revenue for the six month period ended December 31, 2012 was $27.5 million, compared to $30.6 million for the six month period ended December 31, 2011, a decrease of $3.1 million or 10.2%. Revenue decreased primarily due to the loss of a major client at both CSM and ESG effective December 31, 2011.

Gross Profit

Gross profit for the three month period ended December 31, 2012 was $3.2 million, representing 23.2% of revenue, compared to $3.1 million, representing 21.0% of revenue for the three month period ended December 31, 2011. Despite a 7.4% decrease in revenue, gross profit dollars increased 2.5% due to lower claims in our workers compensation programs and an increase in margin in our benefits and tax services.

Gross profit for the six month period ended December 31, 2012 was $6.4 million, representing 23.4% of revenue, compared to $6.4 million, representing 20.8% of revenue for the six month period ended December 31, 2011. Despite a 10.2% decrease in revenue, our gross margin dollars have held constant due to lower claims in our workers compensation programs and an increase in margin in our benefits services.

Operating Income

Operating income for the three month period ended December 31, 2012 was $0.53 million, compared to operating income of $0.42 million for the three month period ended December 31, 2011, an increase of $0.11 million or 25.9% due to improved gross margin as discussed above.

Operating income for the six month period ended December 31, 2012 was $1.4 million, compared to operating income of $1.2 million for the six month period ended December 31, 2011, an increase of $0.2 million or 19.5% due to improved gross margin as discussed above.

Interest Expense

Interest expense was $0.001 million for the three and six month periods ended December 31, 2012, compared to $0.003 million and $0.007 million for the three and six month periods ended December 31, 2011 respectively. Our term loan was paid in full in April, 2012 so any current interest expense relates to short term vendor or government obligations.

Income Taxes

Income tax expense was $0.015 and $0.084 million for the three and six months ended December 31, 2012 compared to $0.006 and $0.039 for the three and six month periods ended December 31, 2011. The increase for both periods is due to increased profitability as compared to prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents and proceeds from debt borrowings. We had cash and equivalents of $6.4 million at December 31, 2012 and $5.3 million at June 30, 2012. The increase is primarily due to net income available to common shareholders for the first six months of $0.52 million and the reduction in restricted cash of $0.27 million which was transferred to our operating cash. Due to a reduction in projected claims in the PSM and CSM workers compensation programs, Liberty Mutual decreased the amount of collateral required to fund the programs which reduced our restricted cash requirements.

We had working capital of $4.8 million at December 31, 2012 compared with $4.1 million at June 30, 2012. The increase in working capital was a direct result of the first six months net income available to shareholders of $0.52 million. Current assets are primarily comprised of cash and equivalents and net accounts receivable. Current liabilities are primarily comprised of accounts payable, workers compensation reserves and accrued expenses.

The Company is required to collateralize its obligations under its workers’ compensation and state compliance requirements. The Company uses its cash and cash equivalents to collateralize these obligations. Restricted cash was approximately $2.1 million and $2.4 million at December 31, 2012 and June 30, 2012, respectively.

Cash Flows

Cash flows provided by operations for the six month periods ended December 31, 2012 and December 31, 2011 were $2.0 million and $1.1 million, respectively. The increase is primarily due to an increase in net income of $1.3 million.

Cash flows used in investing activities for the six month periods ended December 31, 2012 and December 31, 2011 were $0.091 million and $0.007 million, respectively. The increase is due to additional expenditures to strengthen our infrastructure and communication between subsidiaries and to prepare for the CSM conversion to the same operating platform as PSM and ESG during the fourth quarter. Once this conversion is completed, all subsidiaries will be on the same operating platform which will allow greater sharing of information and more efficiency between locations.

Cash flows used in financing activities was $0.81 million for the six month period ended December 31, 2012 compared to $0.93 million for the six month period ended December 31, 2011. The decrease is due to the payoff of the term debt in April, 2012 which saved $0.25 million which offset the increase in dividend expense of $0.14 million.

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

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under workers’ compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this situation were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future. As of December 31, 2012, we had approximately $2.7 million in restricted cash primarily to secure obligations under our PEO contracts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended June 30, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President/Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our President/Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the President/Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based upon this assessment, we determined that our internal control over financial reporting as of December 31, 2012 was effective.

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

On April 9, 2012, a putative class action complaint captioned Mark Haagen, individually v. Tena Mayberry, Carter M. Fortune, Paul J. Hayes, David A. Berry, Richard F. Suja, Fortune Industries, Inc., CEP, Inc., and CEP Merger Sub, Inc. was filed in the Superior Court of Indiana, Marion County Circuit, on behalf of an alleged class of the Company’s shareholders. In each case, the plaintiffs allege that members of the Board breached their fiduciary duties to the Company’s stockholders in connection with the proposed Merger (see Item 5, Other Information below) and that the Company aided and abetted the directors’ breaches of fiduciary duties. The complaint claims that the proposed Merger between the Company and Merger Sub involves an unfair price, an inadequate sales process, self-dealing and unreasonable deal protection devices. The complaints sought injunctive relief, including to enjoin or rescind the Merger, and an award of other unspecified attorneys’ and other fees and costs, in addition to other relief. On August 16, 2012 a Stipulation of Dismissal with Prejudice was filed in the Superior Court of Indiana, Marion County Circuit whereby both the plaintiff and defendant stipulated to the dismissal of this complaint.

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on Form 10-K for the year ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

On September 20, 2012, the Company announced that it has reached an agreement in principal to restructure its current merger agreement by planning to enter into an amended merger agreement with Ide Management Group, LLC (“Ide”), a skilled nursing facility management group headquartered in Greenfield, Indiana (the “Amended Agreement”). However, on December 28, 2012, the Company announced that it had entered into a Termination of Escrow Agreement with Ide whereby the Company determined not to go forward with the negotiations of a definitive agreement and agreed to terminate the Escrow Agreement entered into on September 19, 2012. The escrow funds deposited by Ide pursuant to the Escrow Agreement have been disbursed to Ide.

As a result of the termination of discussions with Ide, our board of directors has authorized the Company to resume the work necessary to complete the original merger transaction with CEP, Inc. and CEP Merger Sub, Inc.

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

Fortune Industries, Inc.
(Registrant)

Date: February 14, 2013	By: /s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date: February 14, 2013	By: /s/ Randy E. Butler
Randy E. Butler,
Chief Financial Officer

