Form 10-Q
period 2013-03-31
FORTUNE INDUSTRIES, INC.
filed 2013-05-15
CIK 851249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes☒ No ☐

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

Yes ☐ No ☒

As of May 3, 2013, 12,287,290 shares of the Company’s $0.10 per share par value common stock were outstanding.

FORTUNE INDUSTRIES, INC.

FORM 10-Q

For The Quarterly Period Ended March 31, 2013

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	March 31,	June 30,
	2013	2012

ASSETS

CURRENT ASSETS

Cash and equivalents	$7,791	$5,312

Restricted cash (Note 1)	2,123	2,397

Accounts receivable, net of allowance for doubtful accounts of $227 and $15	2,306	3,092

Deferred tax asset	1,500	1,500

Prepaid expenses and other current assets	525	483

Total Current Assets	14,245	12,784

OTHER ASSETS

Property, plant & equipment, net of accumulated depreciation of $1,872 and $1,799	151	139

Deferred tax asset	1,250	1,250

Goodwill	8,509	12,379

Other intangible assets, net of accumulated amortization of $2,913 and $2,609	1,740	2,044

Other long-term assets	59	66

Total Other Assets	11,709	15,878

TOTAL ASSETS	$25,954	$28,662

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(DOLLARS IN THOUSANDS)

	March 31,	June 30,
	2013	2012

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$485	$881

Workers' compensation reserves	462	632

Customer deposits	97	92

Accrued expenses	8,096	7,085

Total Current Liabilities	9,140	8,690

LONG-TERM LIABILITIES

Workers' compensation reserves	624	624

Total Liabilities	9,764	9,314

SHAREHOLDERS' EQUITY (NOTE 3)

Common stock, $0.10 par value; 150,000,000 authorized; 12,287,290 issued and outstanding at March 31, 2013 and June 30, 2012	1,226	1,226

Series C preferred stock, $0.10 par value; 1,000,000 authorized; 296,180 issued and outstanding at March 31, 2013 and June 30, 2012	27,133	27,133

Treasury stock, at cost, 214,444 shares at March 31, 2013 and June 30, 2012	(809)	(809)

Additional paid-in capital and warrants outstanding	20,383	20,383

Accumulated deficit	(31,743)	(28,585)

Total Shareholders' Equity	16,190	19,348

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$25,954	$28,662

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012

REVENUES	$14,888	$16,038	$42,386	$46,669

COST OF REVENUES	11,444	12,760	32,508	37,030

GROSS PROFIT	3,444	3,278	9,878	9,639

OPERATING EXPENSES

Selling, general and administrative expenses	2,661	2,659	7,429	7,575

Impairment of goodwill (Note 1)	3,900	-	3,900	-

Depreciation and amortization	125	131	386	397

Total Operating Expenses	6,686	2,790	11,715	7,972

OPERATING INCOME (LOSS)	(3,242)	488	(1,837)	1,667

OTHER INCOME (EXPENSE)

Interest income	2	2	12	19

Interest expense	-	(1)	(1)	(9)

Other income	-	61	-	61

Total Other Income (Expense)	2	62	11	71

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,240)	550	(1,826)	1,738

Provision for income taxes	26	14	110	54

NET INCOME (LOSS)	(3,266)	536	(1,936)	1,684

Preferred stock dividends	407	339	1,222	1,017

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(3,673)	$197	$(3,158)	$667

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.30)	$0.02	$(0.26)	$0.05

Basic Weighted Average Shares Outstanding	12,287,290	12,278,224	12,287,290	12,273,250

DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.25)	$0.01	$(0.22)	$0.05

Diluted Weighted Average Shares Outstanding	14,593,290	14,600,724	14,593,290	14,595,750

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)

				Additional
				Paid-in Capital		Total
	Common	Preferred	Treasury	and Warrants	Accumulated	Shareholders'
	Stock	Stock	Stock	Outstanding	Deficit	Equity

BALANCE AT JUNE 30, 2012 (Audited)	$1,226	$27,133	$(809)	$20,383	$(28,585)	$19,348

Net loss	-	-	-	-	(1,936)	(1,936)

Preferred stock dividends	-	-	-	-	(1,222)	(1,222)

BALANCE AT MARCH 31, 2013 (Unaudited)	$1,226	$27,133	$(809)	$20,383	$(31,743)	$16,190

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Nine Months Ended
	March 31,	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,936)	$1,684
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	3,900	-
Depreciation and amortization	386	397
Provision for losses on accounts receivable	212	16
Stock based compensation	-	9
Changes in certain operating assets and liabilities:
Restricted cash	274	(1)
Accounts receivable	574	(301)
Prepaid assets and other current assets	(42)	339
Other long-term assets	(23)	(41)
Accounts payable	(396)	244
Workers' compensation reserves	(170)	71
Customer deposits	5	(2,419)
Accrued expenses	1,011	1,820
Net Cash Provided by Operating Activities	3,795	1,818

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(94)	(8)
Net Cash Used in Investing Activities	(94)	(8)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on term debt	-	(334)
Dividends paid on preferred stock	(1,222)	(1,017)
Net Cash Used in Financing Activities	(1,222)	(1,351)

NET INCREASE IN CASH AND EQUIVALENTS	2,479	459

CASH AND EQUIVALENTS
Beginning of Period	5,312	6,036

End of Period	$7,791	$6,495

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

6

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Nine Months Ended
	March 31,	March 31,
	2013	2012
SUPPLEMENTAL DISCLOSURES
Interest paid	$1	$9

Income taxes paid	$110	$54

See Accompanying Notes to the Unaudited Interim Consolidated Financial Statements

FORTUNE INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED,

EXCEPT PER SHARE DATA)

(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Presentation: The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2012 Annual Report on Form 10-K filed by Fortune Industries, Inc. (which, together with its subsidiaries unless the context requires otherwise, shall be referred to herein as the “Company”). The consolidated balance sheet at June 30, 2012 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company’s consolidated balance sheet at March 31, 2013 and the consolidated statements of operations, cash flows and shareholders’ equity for the period ended March 31, 2013 have been prepared by the Company without audit. These unaudited financial statements contain, in the opinion of management, all adjustments (consisting of normal accruals and other recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. The Company has evaluated subsequent events through the time these financial statements in the Form 10-Q report were filed with the Securities and Exchange Commission. The operating results for the nine month period ended March 31, 2013 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

Restricted Cash: Restricted cash includes certificates of deposits for letters of credit issued to collateralize the Company’s obligations under its various workers’ compensation programs and state licensing requirements. At March 31, 2013, the Company had $2,123 in total restricted cash. Of this amount, $1,850 is restricted for its various workers’ compensation programs in accordance with terms of insurance carrier agreements, and the remainder is restricted for certain standby letters of credit in accordance with various state regulations.

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

The Company normally elects to perform the annual impairment assessment of recorded goodwill and other indefinite-lived intangible assets as of the end of its fiscal year. However, management has identified a triggering event during the current quarter necessitating an earlier assessment, resulting in an impairment charge of $3,900. The triggering event is the result of the Company’s majority shareholder (Fortune Estate) entering into an off-balance sheet arrangement through the more likely than not execution of a forbearance agreement (Forbearance Agreement) with a bank. Under the terms of the expected Forbearance Agreement, the bank has agreed to release its interest in 100% of the Fortune Estate’s 296,180 shares of Fortune Industries, Inc. Series C Preferred Stock and 7,344,687 shares of the Company’s Common Stock upon consummation of the proposed merger agreement with CEP, Inc. In conjunction with the anticipated execution of the Forbearance Agreement, Fortune Industries, Inc. incurred a $3.9 million impairment loss which will be included in the Company’s nine months ended March 31, 2013 Form 10-Q. The non-recurring charge represents a reduction in the carrying value of the Company’s goodwill amounting to $12.4 million at December 31, 2012 to the estimated carrying value of the Company’s goodwill of $8.5 million as of the effective date of the merger with CEP, Inc. The merger is anticipated to close on or before July 1, 2013.

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

NOTE 2– EQUITY INCENTIVE PLANS AND OTHER STOCK COMPENSATION

Restricted Share Units

Effective April 13, 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan. Under terms of the 2006 Equity Incentive Plan, the Company may grant options, restricted share units and other stock-based awards to its management personnel as well as other individuals for up to 1.0 million shares of common stock. During the nine month period ended March 31, 2013, no restricted share units were issued under this plan.

NOTE 3- SHAREHOLDERS’ EQUITY

Common Stock

The Company did not issue any shares of common stock during the nine month period ended March 31, 2013.

Preferred Stock

On September 25, 2009, the Company reached an agreement with the Chairman to amend the dividend rates on the Series C Preferred Stock with an effective date of July 1, 2009. From the effective date forward the Series C Preferred Stock will bear an annual dividend of $2 per share in the years ending June 30, 2010 and 2011, $5 per share in the year ending June 30, 2012, $6 per share in the year ending June 30, 2013 and $7 per share thereafter. All other items of the Series C Preferred Shares remained unchanged. Dividends of $1,222 and $1,017 were declared for the nine months ended March 31, 2013 and March 31, 2012 respectively.

Effective December 31, 2010, the Company revised its estimate regarding the collectability of its $2,500 term note receivable with a related party. Based on this change in estimate, the Company reclassified the note receivable as a reduction to its outstanding preferred stock as prescribed by a Security Agreement between the Company and the related party. Under terms of this Security Agreement and in the event of default of the term note receivable, the Company obtains the right to equal value of the preferred stock as defined including but not limited to title, interest and dividends. As of March 31, 2013 and the date of this filing, the Company has no intention to convert the note receivable in the foreseeable future.

NOTE 4- INCOME TAXES

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported, if at March 31, 2013, the Company had federal tax operating losses based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

This evidence includes consideration of various uncertainties that management has identified as risk factors to the Company. Recent events, including significant turmoil within the domestic and foreign financial markets, healthcare legislation and increasing unemployment tax rates and taxable wage thresholds, more than likely are expected to contribute to atypical customer attrition and decreased gross profits. Additionally, since the divesture of certain segments in fiscal 2009 unrelated to the Company’s current focus of full service human resources, the Company has had positive results in four of the last five fiscal periods for financial reporting purposes, with the current period as the exception due to the impairment charge which is not deductible for tax purposes. However, the Company has not evidenced a similar trend for income tax reporting purposes, experiencing net operating losses in four of prior seven fiscal periods, with the current, 2012 and 2011 fiscal years as the exception. These taxable losses are primarily the result of permanent timing differences related to the amortization of certain intangible assets for income tax purposes through 2022. The Company’s deferred tax assets and liabilities are susceptible to erratic changes due to the inherent unpredictable nature of the Company’s insurance claim liabilities and sensitivity to unemployment and wage volatility. Changes in the economy and federal and state legislature, both favorable and unfavorable, will impact management’s assumptions and estimates in future periods.

After consideration of the evidence, both positive and negative, management has determined that a $4.5 million and $5.3 million valuation allowance at March 31, 2013 and June 30, 2012, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance is $0.8 million for the nine months ended March 31, 2013. The Company has federal net operating loss carry forwards of approximately $9.0 million and $10.8 million at March 31, 2013 and June 30, 2012, respectively, which expire between 2021 and 2030. The Company has state net operating loss carry forwards of approximately $9.2 million and $11.0 million at March 31, 2013 and June 30, 2012, respectively.

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

Other new pronouncements issued but not effective until after March 31, 2013, are not expected to have a significant effect on the Company’s consolidated financial statements.

Income Taxes

Deferred tax assets are recognized for taxable temporary differences, tax credit and net operating loss carry forwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. For this purpose, management considered evidence, both positive and negative, regarding various uncertainties identified as risk factors to the Company. Recent events, including significant turmoil within the domestic and foreign financial markets, healthcare legislation and increasing unemployment tax rates and taxable wage thresholds, more than likely are expected to contribute to atypical customer attrition and decreased gross profits. Additionally, since the divesture of certain segments in fiscal 2009 unrelated to the Company’s current focus of full service human resources, the Company has had positive results in four of the last five fiscal periods for financial reporting purposes, with the current period as the exception due to the impairment charge which is not deductible for tax purposes. However, the Company has not evidenced a similar trend for income tax reporting purposes, experiencing net operating losses in four of prior seven fiscal periods, with the current, 2012 and 2011 fiscal years as the exception. These taxable losses are primarily the result of permanent timing differences related to the amortization of certain intangible assets for income tax purposes through 2022. The Company’s deferred tax assets and liabilities are susceptible to erratic changes due to the inherent unpredictable nature of the Company’s insurance claim liabilities and sensitivity to unemployment and wage volatility. Changes in the economy and federal and state legislature, both favorable and unfavorable, will impact management’s assumptions and estimates in future periods.

As of March 31, 2013, management has determined that a 86% valuation allowance against the Company’s $3.5 million component of deferred tax assets generated by the net operating loss carry forward of $9.0 million is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. This represents a decrease from the prior fiscal year’s 87% allowance as the Company experienced positive taxable earnings in the current fiscal year for the third time in seven years. As a result, management elected to limit the valuation allowance release to 14% as the Company has not established a significant historical trend of taxable earnings. As of March 31, 2013, management has also determined that a $1.5 million valuation allowance against the Company’s $3.7 million of deferred tax assets generated by book versus tax differences of certain assets and liabilities is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. This 40% valuation allowance represents a decrease from the prior fiscal year’s 42% due to the aforementioned earnings trend. The Company released $0.8 million of the valuation allowance in fiscal 2013 due to the positive earnings in the Company’s operations and projected earnings for the remainder of fiscal 2013 and 2014.

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

RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND MARCH 31, 2012

Executive Overview of Financial Results

Gross billings for the three month periods ended March 31, 2013 and March 31, 2012 were $104.6 million and $115.3 million, respectively.

Results of operations for the three and nine month periods ended March 31, 2013 and March 31, 2012 are as follows:

	Revenue for the		Operating income (loss) for the
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
	(Dollars in thousands)
Business Solutions	$14,888	$16,038	$(3,242)	$488
Holding Company	-	-	-	-
Segment Totals	$14,888	$16,038	$(3,242)	$488

Net Income (Loss) Available to Common Shareholders			$(3,673)	$197

	Revenue for the		Operating income (loss) for the
	Nine Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
	(Dollars in thousands)
Business Solutions	$42,386	$46,669	$(1,837)	$1,667
Holding Company	-	-	-	-
Segment Totals	$42,386	$46,669	$(1,837)	$1,667

Net Income (Loss) Available to Common Shareholders			$(3,158)	$667

Net loss available to common stock shareholders was $3.67 million or $(0.25) per diluted share on revenue of $14.9 million for the three month period ended March 31, 2013 compared with net income available to common stock shareholders of $0.20 million or $0.01 per diluted share on revenue of $16.0 million for the three month period ended March 31, 2012. This represents a $1.1 million or 7.2% decrease in revenue and a $3.87 million or 1935.0% decrease in net income.

The decrease in revenue for the three month period ended March 31, 2013 is primarily due to the decrease in direct gross wages of our worksite employees of $9.6 million (9.6%). While our worksite employee count has stayed relatively constant, our mix of clients and employees has changed and we are not billing as much to our clients as we have done in the past.

The decrease in net income available to common shareholders for the three month period ended March 31, 2013 is primarily due to a goodwill impairment charge as a result of the Company’s majority shareholder (Fortune Estate) entering into an off-balance sheet arrangement through the more likely than not execution of a forbearance agreement (Forbearance Agreement) with a bank . Under the terms of the expected Forbearance Agreement, the bank has agreed to release its interest in 100% of the Fortune Estate’s 296,180 shares of Fortune Industries, Inc. Series C Preferred Stock and 7,344,687 shares of the Company’s Common Stock upon consummation of the proposed merger agreement with CEP, Inc. In conjunction with the anticipated execution of the Forbearance Agreement, Fortune Industries, Inc. incurred a $3.9 million impairment loss which will be included in the Company’s nine months ended March 31, 2013 Form 10-Q. The non-recurring charge represents a reduction in the carrying value of the Company’s goodwill amounting to $12.4 million at December 31, 2012 to the estimated carrying value of the Company’s goodwill of $8.5 million as of the effective date of the merger with CEP, Inc. The merger is anticipated to close on or before July 1, 2013.

Net loss available to common stock shareholders was $3.16 million or $(0.22) per diluted share on revenue of $42.4 million for the nine month period ended March 31, 2013 compared with net income available to common stock shareholders of $0.67 million or $0.05 per diluted share on revenue of $46.7 million for the nine month period ended March 31, 2012. This represents a $4.3 million or 9.2% decrease in revenue and a $3.83 million or 571.6% decrease in net income.

The decrease in revenue for the nine month period ended March 31, 2013 is primarily due to the loss of a major client at both CSM and ESG effective December 31, 2011 and the change in our client mix which has reduced direct gross wages of our worksite employees. Both clients had been with CSM or ESG over ten years and had grown to the size that they could realize some material economies of scale by bringing the service in-house.

The decrease in net income available to common shareholders for the nine month period ended March 31, 2013 is primarily due to a goodwill impairment charge as a result of the Company’s majority shareholder (Fortune Estate) entering into an off-balance sheet arrangement through the more likely than not execution of a forbearance agreement (Forbearance Agreement) with a bank . Under the terms of the expected Forbearance Agreement, the bank has agreed to release its interest in 100% of the Fortune Estate’s 296,180 shares of Fortune Industries, Inc. Series C Preferred Stock and 7,344,687 shares of the Company’s Common Stock upon consummation of the proposed merger agreement with CEP, Inc. In conjunction with the anticipated execution of the Forbearance Agreement, Fortune Industries, Inc. incurred a $3.9 million impairment loss which will be included in the Company’s nine months ended March 31, 2013 Form 10-Q. The non-recurring charge represents a reduction in the carrying value of the Company’s goodwill amounting to $12.4 million at December 31, 2012 to the estimated carrying value of the Company’s goodwill of $8.5 million as of the effective date of the merger with CEP, Inc. The merger is anticipated to close on or before July 1, 2013.

Results are described in further detail as follows:

Operating results for three and nine month periods ended March 31, 2013 and March 31, 2012 are as follows:

	Three Month Period Ended
	March 31, 2013		March 31, 2012
	(Dollars in thousands)
Revenues	$14,888	100.0%	$16,038	100.0%
Cost of revenues	11,444	76.9%	12,760	79.6%
Gross profit	3,444	23.1%	3,278	20.4%

Operating expenses
Selling, general and admin	2,661	17.9%	2,659	16.6%
Impairment of Goodwill	3,900	26.2%	-	0.0%
Depreciation and amortization	125	0.8%	131	0.8%
Total operating expenses	6,686	44.9%	2,790	17.4%

Segment operating income (loss)	$(3,242)	(21.8)%	$488	3.0%

	Nine Month Period Ended
	March 31, 2013		March 31, 2012
	(Dollars in thousands)
Revenues	$42,386	100.0%	$46,669	100.0%
Cost of revenues	32,508	76.7%	37,030	79.3%
Gross profit	9,878	23.3%	9,639	20.7%

Operating expenses
Selling, general and admin	7,429	17.5%	7,575	16.2%
Impairment of Goodwill	3,900	9.2%	-	0.0%
Depreciation and amortization	386	0.9%	397	0.9%
Total operating expenses	11,715	27.6%	7,972	17.1%

Segment operating income (loss)	$(1,837)	(4.3)%	$1,667	3.6%

Revenue

Revenue for the three month period ended March 31, 2013 was $14.9 million, compared to $16.0 million for the three month period ended March 31, 2012, a decrease of $1.1 million or 6.9%. The decrease is primarily due to the decrease in direct gross wages of our worksite employees of $9.6 million (9.6%). While our worksite employee count has stayed relatively constant, our mix of clients and employees has changed and we are not billing as much to our clients as we have done in the past.

Revenue for the nine month period ended March 31, 2013 was $42.4 million, compared to $46.7 million for the nine month period ended March 31, 2012, a decrease of $4.3 million or 9.2%. Revenue decreased primarily due to the loss of a major client at both CSM and ESG effective December 31, 2011 and the decrease in direct gross wages of our worksite employees.

Gross Profit

Gross profit for the three month period ended March 31, 2013 was $3.4 million, representing 23.1% of revenue, compared to $3.3 million, representing 20.4% of revenue for the three month period ended March 31, 2012. Despite a 6.9% decrease in revenue, gross profit dollars increased 5.1% due to lower claims in our workers compensation programs and an increase in margin in our benefits and tax services.

Gross profit for the nine month period ended March 31, 2013 was $9.9 million, representing 23.3% of revenue, compared to $9.6 million, representing 20.7% of revenue for the nine month period ended March 31, 2012. Despite a 9.2% decrease in revenue, our gross margin dollars have increased 2.5% due to lower claims in our workers compensation programs and an increase in margin in our benefits services.

Operating Income (Loss)

Operating loss for the three month period ended March 31, 2013 was $3.24 million, compared to operating income of $0.49 million for the three month period ended March 31, 2012, a decrease of $3.73 million or 761.2% primarily due to a Goodwill impairment charge as discussed above.

Operating loss for the nine month period ended March 31, 2013 was $1.8 million, compared to operating income of $1.7 million for the nine month period ended March 31, 2012, a decrease of $3.8 million or 205.9% primarily due to a Goodwill impairment charge as discussed above.

Interest Expense

Interest expense was $0.000 million and $0.001 for the three and nine month periods ended March 31, 2013 respectively, compared to $0.001 million and $0.009 million for the three and nine month periods ended March 31, 2012 respectively. Our term loan was paid in full in April 2012 so any current interest expense relates to short term vendor or government obligations.

Income Taxes

Income tax expense was $0.026 and $0.110 million for the three and nine months ended March 31, 2013 respectively compared to $0.014 and $0.054 for the three and nine month periods ended March 31, 2012. The increase for both periods is due to increased profitability as compared to prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash and equivalents and proceeds from debt borrowings. We had cash and equivalents of $7.8 million at March 31, 2013 and $5.3 million at June 30, 2012. The increase is primarily due to operating income before non cash expenses of $2.4 million for the first nine months and the reduction in restricted cash of $0.27 million which was transferred to our operating cash. Due to a reduction in projected claims in the PSM and CSM workers compensation programs, Liberty Mutual decreased the amount of collateral required to fund the programs which reduced our restricted cash requirements.

We had working capital of $5.1 million at March 31, 2013 compared with $4.1 million at June 30, 2012. The increase in working capital was a direct result of the first nine months operating income before non cash expenses of $2.4 million. Current assets are primarily comprised of cash and equivalents and net accounts receivable. Current liabilities are primarily comprised of accounts payable, workers compensation reserves and accrued expenses.

The Company is required to collateralize its obligations under its workers’ compensation and state compliance requirements. The Company uses its cash and cash equivalents to collateralize these obligations. Restricted cash was approximately $2.1 million and $2.4 million at March 31, 2013 and June 30, 2012, respectively.

Cash Flows

Cash flows provided by operations for the nine month periods ended March 31, 2013 and March 31, 2012 were $3.8 million and $1.8 million, respectively. The increase is primarily due to the decrease in customer deposits during the prior comparable period.

Cash flows used in investing activities for the nine month periods ended March 31, 2013 and March 31, 2012 were $0.094 million and $0.008 million, respectively. The increase is due to additional expenditures to strengthen our infrastructure and communication between subsidiaries and to prepare for the CSM conversion to the same operating platform as PSM and ESG during the fourth quarter. Once this conversion is completed, all subsidiaries will be on the same operating platform which will allow greater sharing of information and more efficiency between locations.

Cash flows used in financing activities was $1.2 million for the nine month period ended March 31, 2013 compared to $1.4 million for the nine month period ended March 31, 2012. The decrease is due to the payoff of the term debt in April 2012 which saved $0.33 million which offset the increase in dividend expense of $0.20 million.

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

Restricted Cash

Certain states and vendors require us to post letters of credit to ensure payment of taxes or payments to our vendors under workers’ compensation contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder demonstrates that we have failed to perform specified actions. If this situation were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future. As of March 31, 2013, we had approximately $2.1 million in restricted cash primarily to secure obligations under our PEO contracts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K for the year ended June 30, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President/Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our President/Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the President/Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based upon this assessment, we determined that our internal control over financial reporting as of March 31, 2013 was effective.

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

Fortune Industries, Inc.
(Registrant)

Date: May 15, 2013	By: /s/ Tena Mayberry
Tena Mayberry,
Chief Executive Officer

Date: May 15, 2013	By: /s/ Randy E. Butler
Randy E. Butler,
Chief Financial Officer

